Form 10-Q
period 1996-06-30
INSIGNIA SYSTEMS INC/MN
filed 1996-08-02
CIK 875355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended:      June 30, 1996

Commission File Number:       0-19380

                             INSIGNIA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              Minnesota                                     41-1656308
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

   10801 Red Circle Drive, Minnetonka, Minnesota               55343
     (Address of principal executive offices)                (Zip Code)

                                 (612) 930-8200
              (Registrant's telephone number, including area code)

                                 Not applicable
             (Former name, former address and former fiscal year, if
                          changed since last report.)

         Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 __X__ Yes     ______ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value -- 5,403,858 shares as of August 1, 1996.

                                   Total number of pages:         12
                                   Exhibit index is on page:      11


                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements  (Unaudited)

               Balance Sheets -- June 30, 1996 and December 31, 1995

               Statements of Operations -- Three months ended June 30, 1996 and
                 1995; Six months ended June 30, 1996 and 1995.

               Statements of Cash Flows -- Six months ended June 30, 1996 and 1995

               Notes to Financial Statements -- June 30, 1996

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings
Item 2.        Changes in Securities
Item 3.        Defaults upon Senior Securities
Item 4.        Submission of Matters to a Vote of Security Holders
Item 5.        Other Information
Item 6.        Exhibits and Reports on  Form 8-K



SIGNATURES





Part I.  Financial Information
Item 1.  Financial Statements

                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS
                                                                      June 30,       December 31,
ASSETS                                                                  1996            1995
                                                                    ------------    ------------
                                                                     (UNAUDITED)       (NOTE)
CURRENT ASSETS:
     Cash and cash equivalents                                      $    621,771    $    583,613
     Marketable securities                                               394,556         503,906
     Accounts receivable - net of $94,434 allowance                    2,543,065       2,235,374
     Inventories                                                       1,750,440       2,027,566
     Prepaid expenses                                                    198,229         331,618
                                                                    ------------    ------------
       TOTAL CURRENT ASSETS                                            5,508,061       5,682,077

PROPERTY AND EQUIPMENT:
     Production tooling, machinery and equipment                       2,227,294       2,107,719
     Office furniture and fixtures                                       363,075         363,075
     Computer equipment                                                  738,681         710,573
     Leasehold improvements                                              312,420         312,420
                                                                    ------------    ------------
                                                                       3,641,470       3,493,787
     Accumulated depreciation and amortization                        (2,611,318)     (2,344,271)
                                                                    ------------    ------------
       TOTAL PROPERTY AND EQUIPMENT                                    1,030,152       1,149,516

INTANGIBLES                                                              539,187         539,187
     Accumulated amortization                                           (539,187)       (539,187)
                                                                    ------------    ------------
                                                                              --              --
                                                                    ------------    ------------
           TOTAL ASSETS                                             $  6,538,213    $  6,831,593
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                               $    504,359    $    784,051
     Accrued compensation and benefits                                   173,675         222,702
     Accrued expenses                                                    139,412         114,562
     Other                                                               209,258         125,373
     Current portion of lease                                             88,832          84,497
                                                                    ------------    ------------
       TOTAL CURRENT LIABILITIES                                       1,115,536       1,331,185

LONG-TERM DEBT                                                           437,190         382,717

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01; authorized--20,000,000 shares;
       issued and outstanding June 30, 1996-- 5,403,858 shares;
       December 31, 1995--5,361,006 shares                                54,039          53,610
     Additional paid-in capital                                       10,102,397      10,056,117
     Unearned compensation                                               (11,719)        (16,125)
     Accumulated deficit                                              (5,159,230)     (4,975,911)
                                                                    ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY                                      4,985,487       5,117,691
                                                                    ------------    ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $  6,538,213    $  6,831,593
                                                                    ============    ============



Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. See Notes to Financial Statements.


                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended          Six Months Ended
                                               June 30                      June 30
                                     --------------------------    --------------------------
                                         1996           1995           1996           1995
                                     -----------    -----------    -----------    -----------
NET SALES                            $ 3,818,139    $ 4,356,656    $ 7,617,956    $ 8,643,606
Cost of Sales                          1,882,728      2,174,166      3,650,341      4,064,848
                                     -----------    -----------    -----------    -----------
    GROSS PROFIT                       1,935,411      2,182,490      3,967,615      4,578,758

OPERATING EXPENSES:
    Sales                              1,047,382      1,457,390      2,074,604      2,848,000
    Marketing                            395,330        664,309        914,529      1,381,110
    Product Development                  116,308        130,708        227,825        268,803
    General & Administrative             465,655        585,905        937,748      1,194,990
                                     -----------    -----------    -----------    -----------
       TOTAL OPERATING EXPENSES        2,024,675      2,838,312      4,154,706      5,692,903
                                     -----------    -----------    -----------    -----------
           OPERATING INCOME (LOSS)       (89,264)      (655,822)      (187,091)    (1,114,145)

OTHER INCOME (EXPENSE):
    Interest Income                       10,883         13,830         23,990         29,020
    Interest Expense                     (13,717)             0        (27,326)             0
    Other Income (Expense)                 3,767            744         11,187            751
                                     -----------    -----------    -----------    -----------
   PRE-TAX INCOME (LOSS)                 (88,331)      (641,248)      (179,240)    (1,084,374)

Provision for Income Tax                     500              0          4,078              0
                                     -----------    -----------    -----------    -----------
           NET INCOME (LOSS)         $   (88,831)   $  (641,248)   $  (183,318)   $(1,084,374)
                                     ===========    ===========    ===========    ===========
Net Income (Loss) per share          $     (0.02)   $     (0.12)   $     (0.03)   $     (0.20)
                                     ===========    ===========    ===========    ===========

Weighted average shares and
share equivalents outstanding          5,403,858      5,361,006      5,403,384      5,358,811
                                     ===========    ===========    ===========    ===========




                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     Six Months Ended
                                                                        June 30
                                                               --------------------------
                                                                   1996           1995
                                                               -----------    -----------
OPERATING ACTIVITIES:
     Net income (loss)                                         $  (183,318)   $(1,084,374)
     Non-cash expenses included in income (loss):
         Depreciation and amortization                             267,047        327,652
         Provision for bad debt expense                             25,500         31,500
         Amortization of unearned compensation                       4,406         10,032
     Changes in operating assets & liabilities:
         Accounts receivable                                      (333,191)      (311,573)
         Inventories                                               277,126       (266,962)
         Prepaids and other                                        242,739         43,147
         Accounts payable                                         (279,692)       149,702
         Accrued compensation and benefits                         (49,027)       (57,713)
         Other accrued expenses                                    108,735         98,036
                                                               -----------    -----------
             NET CASH USED IN OPERATING ACTIVITIES                  80,325     (1,060,553)

INVESTING ACTIVITIES:
     Purchases of property and equipment                          (147,683)      (176,444)
     Purchase of marketable securities                                   0       (517,239)
     Maturity of marketable securities                                   0      1,036,923
                                                               -----------    -----------
             NET CASH PROVIDED BY (USED IN) INVESTING
               ACTIVITIES                                         (147,683)       343,240

FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                         46,709        125,377
     Principal payments under long-term debt agreement             (41,192)             0
     Proceeds from credit line                                     100,000              0
                                                               -----------    -----------
             CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       105,517        125,377
                                                               -----------    -----------

             INCREASE (DECREASE) IN CASH & EQUIVALENTS              38,159       (591,936)

Cash and equivalents at beginning of period                        583,613        933,855
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   621,772    $   341,919
                                                               ===========    ===========



                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995.


NOTE B -- INVENTORIES

Inventories consist primarily of Finished Goods on site.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


               (Second Quarter and Six Months Ended June 30, 1996)


RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the second quarter ended June 30, 1996 were $3,818,000, a decrease of 13% compared to net sales of $4,357,000 for the second quarter of 1995. For the six months ended June 30, 1996, net sales were $7,618,000, a decrease of 12% compared to net sales of $8,644,000 for the first half of 1995. Revenue from the sale of the Impulse Retail System was relatively flat for the first half of 1996. The sale of sign cards used with the Impulse Retail System also remained relatively flat. Sales of Stylus(R) our PC-based sign and label software and related supplies increased substantially in the second quarter.

GROSS PROFIT. The Company's gross profit for the second quarter of 1996 decreased 12% to $1,935,000, compared to $2,182,000 for the second quarter of 1995. Gross profit for the first six months of 1996 decreased 13% to $3,968,000, compared to $4,579,000 for the first half of 1995. The decrease in gross profit for the second quarter and six months of 1996 is due to increases in product costs, a reduction in the selling price of the Impulse system and a change in product mix. Gross profit as a percentage of net sales was 50.7% for the second quarter of 1996, compared to 50.1% for the second quarter of 1995 and was 52.1% for the first six months of 1996, compared to 53.0% for the first half of 1995.

OPERATING EXPENSES. Operating expenses decreased 29% in the second quarter of 1996 compared to the second quarter of 1995 and decreased 27% for the first six months of 1996 compared to the first half of 1995. Sales expenses decreased 28% and 27%, respectively. The decrease reflects lower commissions due to lower sales. Marketing expenses decreased 40% and 34%, respectively, product development expenses decreased 11% and 15%, respectively, and general and administrative expenses decreased 21% and 22%, respectively. Although these expense reductions were the result of the expense reduction effort instituted during the third quarter of 1995, the Company expects that its operating expenses will continue to remain flat, except for sales commissions which will increase as sales increase.

Operating expenses as a percentage of net sales were 53% in the second quarter of 1996 and 55% for the first six months of 1996, compared to 65% for the second quarter of 1995 and 66% for the first half of 1995. The decrease as a percentage of net sales in 1996 was the result of the expense reduction effort. The Company expects its operating expenses as a percentage of net sales to decrease as sales increase faster than expenses.

NET INCOME OR LOSS. The Company had a net loss of $89,000, or $.02 per share for the second quarter of 1996, compared to a net loss of $641,000, or $.12 per share for the second quarter of 1995. For the first six months of 1996, the net loss was $183,000, or $.03 per share compared to a net loss of $1,084,000, or $.20 per share for the first half of 1995. The decrease in net loss for the first half of 1996 was the result of the expense reduction effort and operating expenses being reduced substantially while net sales remain relatively flat. The net loss for the second quarter of 1996 was due to flat sales of the Impulse system.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, working capital was $4,393,000 compared to $4,154,000 at December 31, 1995. Cash, cash equivalents and marketable securities decreased $71,000 from $1,088,000 at December 31, 1995 to $1,016,000 at June 30, 1996,
primarily due to the net loss. Accounts receivable increased $333,000 during the first six months of 1996 due to an increase in extended payment terms offered to certain customers. Inventories decreased $277,000 as the company reduced its inventory levels. Accounts payable decreased $280,000 as the Company reduced its payable balances. The Company expects accounts receivable and inventory levels to grow as sales volume increases.

Although the loss from the first half of 1996 did not substantially reduce the Company's working capital further, the Company believes that it should continue to conserve its cash resources. Therefore, during the second quarter of 1996, the Company borrowed $100,000 from its line of credit. The Company believes that its current cash position, cash flow from operations, and access to capital resources, including the present line of credit, will be sufficient to fund current business operations and anticipated growth for the foreseeable future.



Part II.   Other Information

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company held its Annual Meeting of Shareholders on May 9, 1996.

           The shareholders present or by proxy voted to elect G. L. Hoffman, Erwin A. Kelen, Gordon F. Stofer, and Frank D. Trestman as directors with each director receiving the following votes:

                                                                  WITHHOLD
                                               FOR               AUTHORITY
                                               ---               ---------
           G. L. Hoffman                    4,964,677             21,250
           Erwin A. Kelen                   4,973,540             12,387
           Gordon F. Stofer                 4,973,540             12,387
           Frank D. Trestman                4,973,540             12,387

           The shareholders present or by proxy voted to amend the Company's Stock Plan to increase by 300,000 shares the number of shares available under the Plan with 3,072,958 votes for, 299,487 votes against, 20,000 votes abstaining and no broker non-votes.

           The shareholders present or by proxy voted to approve the appointment of Ernst & Young LLP as independent auditors with 4,953,427 votes for, and 28,000 votes against, 4,400 votes abstaining and no broker non-votes.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  See Exhibit Index on page following signature.

           (b)    Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:     August 1, 1996                           Insignia Systems, Inc.
                                                       (Registrant)

                                           /s/    G. L. Hoffman
                                                  G. L. Hoffman
                                                  President

                                           /s/    John R. Whisnant
                                                  John R. Whisnant
                                                  Vice President of Finance



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           EXHIBIT INDEX TO FORM 10-Q



For the quarter ended                               Commission File No.: 0-19380
June 30, 1996


- - --------------------------------------------------------------------------------
                             INSIGNIA SYSTEMS, INC.

- - --------------------------------------------------------------------------------


                                                            Page Number in
                                                            Sequential
                                                            Numbering of
                                                            All Pages
Exhibit                                                     Including Exhibits

11       Statement re computation of earnings per share.....................12

27       Financial Data Schedule