Form 10-Q
period 1996-09-30
INSIGNIA SYSTEMS INC/MN
filed 1996-11-07
CIK 875355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the period ended:                  September 30, 1996
                     -----------------------------------------------------------

Commission File Number:                      0-19380
                       ---------------------------------------------------------

                             INSIGNIA SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Minnesota                                              41-1656308
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


10801 Red Circle Drive, Minnetonka, Minnesota                           55343
--------------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)

                                 (612) 930-8200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

         Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            __X__ Yes  _____ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

Common Stock, $.01 Par Value -- 5,403,858 shares as of November 5, 1996.

                              Total number of pages:         12
                              Exhibit index is on page:      11



                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES


PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements  (Unaudited)

               Balance Sheets -- September 30, 1996 and December 31, 1995

               Statements of Operations -- Three months ended September 30, 1996 and 1995; Nine months ended September 30, 1996 and 1995.

               Statements of Cash Flows -- Nine months ended September 30, 1996 and 1995

               Notes to Financial Statements -- September 30, 1996

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


SIGNATURES



Part I.  Financial Information
Item 1.  Financial Statements
                                               INSIGNIA SYSTEMS, INC.
                                                  BALANCE SHEETS
                                                                        September 30,     December 31,
ASSETS                                                                      1996             1995
------------------------------------------------------------------      ------------     ------------
                                                                         (UNAUDITED)         (NOTE)
CURRENT ASSETS:
     Cash and cash equivalents                                          $    (44,099)    $    583,613
     Marketable securities                                                   706,059          503,906
     Accounts receivable - net of $94,434 allowance                        2,373,121        2,235,374
     Inventories                                                           1,981,662        2,027,566
     Prepaid expenses                                                        288,830          331,618
                                                                        ------------     ------------
       TOTAL CURRENT ASSETS                                                5,305,573        5,682,077

PROPERTY AND EQUIPMENT:
     Production tooling, machinery and equipment                           2,325,837        2,107,719
     Office furniture and fixtures                                           363,075          363,075
     Computer equipment                                                      759,198          710,573
     Leasehold improvements                                                  312,420          312,420
                                                                        ------------     ------------
                                                                           3,760,530        3,493,787
     Accumulated depreciation and amortization                            (2,741,581)      (2,344,271)
                                                                        ------------     ------------
       TOTAL PROPERTY AND EQUIPMENT                                        1,018,949        1,149,516

INTANGIBLES                                                                  539,187          539,187
     Accumulated amortization                                               (539,187)        (539,187)
                                                                        ------------     ------------
                                                                             --               --
                                                                        ------------     ------------
           TOTAL ASSETS                                                 $  6,324,522     $  6,831,593
                                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                   $    703,980     $    784,051
     Accrued compensation and benefits                                       144,051          222,702
     Accrued expenses                                                        105,084          114,562
     Other                                                                    91,083          125,373
     Current portion of long-term debt                                       175,129           84,497
                                                                        ------------     ------------
       TOTAL CURRENT LIABILITIES                                           1,219,327        1,331,185

LONG-TERM DEBT                                                               313,557          382,717

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01; authorized--20,000,000 shares;
       issued and outstanding September 30, 1996-- 5,403,858 shares;
       December 31, 1995--5,361,006 shares                                    54,039           53,610
     Additional paid-in capital                                           10,102,397       10,056,117
     Unearned compensation                                                    (9,516)         (16,125)
     Accumulated deficit                                                  (5,355,282)      (4,975,911)
                                                                        ------------     ------------
       TOTAL STOCKHOLDERS' EQUITY                                          4,791,638        5,117,691
                                                                        ------------     ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $  6,324,522     $  6,831,593
                                                                        ============     ============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. See Notes to Financial
         Statements.



                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                 Nine Months Ended
                                               September 30                      September 30
                                      -----------------------------     -----------------------------
                                           1996            1995             1996             1995
                                      ------------     ------------     ------------     ------------
NET SALES                             $  3,543,712     $  3,293,806     $ 11,161,668     $ 11,937,413
Cost of Sales                            1,653,563        1,564,889        5,303,904        5,629,737
                                      ------------     ------------     ------------     ------------
    GROSS PROFIT                         1,890,149        1,728,917        5,857,764        6,307,676

OPERATING EXPENSES:
    Sales                                1,125,614          945,867        3,200,218        3,793,867
    Marketing                              363,508          448,864        1,278,037        1,829,974
    Product Development                    128,486          120,292          356,311          389,095
    General & Administrative               466,513          498,761        1,404,261        1,693,751
                                      ------------     ------------     ------------     ------------
       TOTAL OPERATING EXPENSES          2,084,121        2,013,784        6,238,827        7,706,687
                                      ------------     ------------     ------------     ------------
           OPERATING INCOME (LOSS)        (193,972)        (284,867)        (381,063)      (1,399,011)

OTHER INCOME (EXPENSE):
    Interest Income                         14,105           16,736           38,095           45,754
    Interest Expense                       (17,477)         (11,699)         (44,803)         (11,699)
    Other Income (Expense)                   1,792          (17,558)          12,979          (16,808)
                                      ------------     ------------     ------------     ------------
   PRE-TAX INCOME (LOSS)                  (195,552)        (297,388)        (374,792)      (1,381,764)

Provision for Income Tax                       500                0            4,578                0
                                      ------------     ------------     ------------     ------------
           NET INCOME (LOSS)          $   (196,052)    $   (297,388)    $   (379,370)    $ (1,381,764)
                                      ============     ============     ============     ============
Net Income (Loss) per share           $      (0.04)    $      (0.06)    $      (0.07)    $      (0.26)
                                      ============     ============     ============     ============

Weighted average shares and
share equivalents outstanding            5,403,858        5,361,006        5,403,544        5,359,996
                                      ============     ============     ============     ============


                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30
                                                                ---------------------------
                                                                    1996            1995
                                                                -----------     -----------
OPERATING ACTIVITIES:
     Net income (loss)                                          $  (379,370)    $(1,381,760)
     Non-cash expenses included in income (loss):
         Depreciation and amortization                              397,310         482,441
         Provision for bad debt expense                              51,000          63,500
         Amortization of unearned compensation                        6,609          15,047
         Loss on disposal of fixed assets                                 0           7,122
     Changes in operating assets & liabilities:
         Accounts receivable                                       (188,747)        294,786
         Inventories                                                 45,904        (468,222)
         Prepaids and other                                        (159,365)        100,718
         Accounts payable                                           (80,071)       (252,995)
         Accrued compensation and benefits                          (78,651)        (90,070)
         Other accrued expenses                                      40,278         (52,453)
                                                                -----------     -----------
             NET CASH USED IN OPERATING ACTIVITIES                 (345,103)     (1,281,886)

INVESTING ACTIVITIES:
     Purchases of property and equipment                           (266,743)       (205,442)
     Purchase of marketable securities                                    0        (517,239)
     Maturity of marketable securities                                    0       1,036,923
                                                                -----------     -----------
             NET CASH PROVIDED BY (USED IN) INVESTING
               ACTIVITIES                                          (266,743)        314,242

FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                          46,709         131,377
     Principal payments under long-term debt agreement             (162,574)        (12,951)
     Proceeds from credit line                                      100,000               0
     Pay-off of capital lease payments                                    0         500,000
                                                                -----------     -----------
             CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (15,865)        618,426
                                                                -----------     -----------

             INCREASE (DECREASE) IN CASH & EQUIVALENTS             (627,711)       (349,218)

Cash and equivalents at beginning of period                         583,613         933,855
                                                                -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   (44,098)    $   584,637
                                                                ===========     ===========


                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995.

NOTE B -- INVENTORIES

Inventories consist primarily of Finished Goods on site.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


            (Third Quarter and Nine Months Ended September 30, 1996)


RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the third quarter ended September 30, 1996 were $3,544,000, an increase of 8% compared to net sales of $3,294,000 for the third quarter of 1995. For the nine months ended September 30, 1996, net sales were $11,162,000, a decrease of 6% compared to net sales of $11,033,000 for the first nine months of 1995. Revenue from the sale of the Impulse Retail System decreased over the first nine months of 1996. The sale of sign cards used with the Impulse Retail System also decreased over the first nine months of 1996. Sales of Stylus(R) our PC-based sign and label software and related supplies increased substantially in the third quarter.

GROSS PROFIT. The Company's gross profit for the third quarter of 1996 increased 9% to $1,890,000, compared to $1,729,000 for the third quarter of 1995. Gross profit for the first nine months of 1996 decreased 7% to $5,858,000, compared to $6,308,000 for the first nine months of 1995. The increase in gross profit for the third quarter is primarily due to a change in product mix. Gross profit as a percentage of net sales was 53.3% for the third quarter of 1996, compared to 52.5% for the third quarter of 1995 and was 52.5% for the first nine months of 1996, compared to 52.8% for the first half nine months of 1995.

OPERATING EXPENSES. Operating expenses increased 3% in the third quarter of 1996 compared to the third quarter of 1995 and decreased 19% for the first nine months of 1996 compared to the first nine months of 1995. Sales expenses increased 19% in the third quarter of 1996 compared to the third quarter of 1995, but decreased 16% for the first nine months of 1996 compared to the first nine months of 1995. The decrease reflects lower commissions due to lower sales. Marketing expenses decreased 19% and 30%, respectively. Product development expenses increased 7% in the third quarter of 1996 compared to the third quarter of 1995, but decreased 8% for the first nine months of 1996 compared to the first nine months of 1995. General and administrative expenses decreased 6% and 17%, respectively. The Company expects that its operating expenses will continue to remain flat, except for sales commissions which will increase as sales increase.

Operating expenses as a percentage of net sales were 59% in the third quarter of 1996 and 56% for the first nine months of 1996, compared to 63% for the third quarter of 1995 and 33% for the first nine months of 1995. The Company expects its operating expenses as a percentage of net sales to decrease as sales increase faster than expenses.


NET INCOME OR LOSS. The Company had a net loss of $(196,000), or $(.04) per share for the third quarter of 1996, compared to a net loss of $(297,000), or $(06) per share for the third quarter of 1995. For the first nine months of 1996, the net loss was $(379,000), or $(.07) per share compared to a net loss of $(1,382,000), or $(.26) per share for the first nine months of 1995. The decrease in net loss for the first nine months of 1996 was the result of the expense reduction effort and operating expenses being reduced substantially while net sales remain relatively flat. The net loss for the third quarter of 1996 was due to decreased sales of the Impulse system.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, working capital was $4,087,000 compared to $4,351,000 at December 31, 1995. Cash, cash equivalents and marketable securities decreased $427,000 from $1,088,000 at December 31, 1995 to $661,000 at September 30, 1996,
primarily due to the net loss. Accounts receivable increased $308,000 during the first nine months of 1996 due to an increase in extended payment terms offered to certain customers. Inventories decreased $46,000 as the company reduced its inventory levels. Accounts payable decreased $278,000 as the Company reduced its payable balances. The Company expects accounts receivable and inventory levels to grow as sales volume increases.

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

           None

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


Dated:     November 5, 1996                      Insignia Systems, Inc.
                                            -----------------------------------
                                                      (Registrant)

                                            /s/ G. L. Hoffman
                                                -------------------------------
                                                G. L. Hoffman
                                                President

                                            /s/ John R. Whisnant
                                                -------------------------------
                                                John R. Whisnant
                                                Vice President of Finance



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q


For the quarter ended                               Commission File No.: 0-19380
September 30, 1996

--------------------------------------------------------------------------------

                             INSIGNIA SYSTEMS, INC.

--------------------------------------------------------------------------------


                                                              Page Number in
                                                              Sequential
                                                              Numbering of
                                                              All Pages
Exhibit                                                       Including Exhibits
-------                                                       ------------------

11       Statement re computation of earnings per share.......................12