Form 10-K405/A
period 1996-12-31
INSIGNIA SYSTEMS INC/MN
filed 1997-01-28
CIK 875355

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
-------------------------------------------------------------------------------

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1995             Commission File Number 0-19380
--------------------------------------------------------------------------------

                             INSIGNIA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          Minnesota                                               41-1656308
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


                             10801 Red Circle Drive
                              Minnetonka, MN 55343
                 ----------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (612) 930-8200
      --------------------------------------------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, Par Value $.01 Per Share
      ---------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K/A. [X]

      Number of shares of outstanding Common Stock, $.01 par value, as of March 15, 1996 was 5,403,858.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996 was approximately $7,430,305 based upon the last sale price of the registrant's Common Stock on such date.

     Documents Incorporated By Reference: Portions of registrant's 1995 Annual Report to Shareholders are incorporated by reference in Part II; portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 9, 1996 are incorporated by reference into Part III.

     This Form 10-K/A consists of 6 pages.



                                TABLE OF CONTENTS


PART II  Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................... 3-4

SIGNATURES.................................................................   5

INDEPENDENT AUDITOR'S CONSENT..............................................   6



                                    PART II.

Item 7.  "Item 7" is hereby amended to read as follows:

                MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GROSS PROFIT

The Company's gross profit decreased 13% in 1995 to $8,207,000 as a result of the decrease in net sales. The gross profit increased 5% in 1994 as a result of the increase in net sales in 1994. Gross profit as a percentage of net sales decreased to 52.8% for 1995 compared to 57.9% for 1994 and 63.0% in 1993. The decrease in 1995 was due to a higher proportion of sales of lower margin products and the continued increase in paper and machine costs. Due to high competition, the Company was unable to pass on the increased paper costs to its customers. In addition, the Company felt that an increase to the sales price of machines would have an adverse affect to net sales. The Company does not anticipate this trend to continue since paper costs have leveled off and machine costs have remained stable due to the increase in the conversion rate between the U.S. dollar and the Japanese yen. The Company's foreign sales were 16% in 1995 compared to 12% in 1994 and 10% in 1993. The Company expects that sales to foreign distributors will be approximately 20% in 1996.

OPERATING EXPENSES

Operating expenses decreased 7% in 1995. Operating expenses increased 19% in 1994. The Company initiated a downsizing and expense reduction effort during the third quarter of 1995 which impacted the overall operating expense levels. Sales and marketing expenses decreased 9% in 1995. The decrease reflects lower commissions due to decreased sales. Sales and marketing expenses increased 24% in 1994. That increase reflects higher commissions due to increased sales, additions of personnel, and increased telephone costs. General and administrative expenses decreased 2% in 1995 and increased 7% in 1994. The decrease in general and administrative expenses was primarily due to the downsizing and expense reduction. Product development expenses increased 1% in 1995 and 1% in 1994 as the Company continued to reduce its development activities. The Company expects that its operating expenses will remain flat as the Company continued to closely monitor its operating expenses.

Operating expenses as a percentage of net sales were 62% in 1995, compared to 64% in 1994, and 61% in 1993. The decrease as a percentage of net sales in 1995 was due primarily to the expense reduction effort. The Company expects its operating expenses as a percentage of net sales to decrease as sales increase faster than expenses and the Company is able to leverage its fixed expenses. The Company expects its net sales to increase at a faster rate than operating expenses as the Company's telemarketing personnel continue to sell machines to new customers while the demand for sign card from current customers continues to increase as more and more machines are sold.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private equity placements and funds from operations. At December 31, 1995, working capital was $4,351,000 compared to $4,952,000 at December 31, 1994. Cash, cash equivalents and marketable securities decreased $876,000 to $1,089,000 at December 31, 1995.

Net cash decreased $1,145,000 due to operating activities, primarily due to the net loss, the decrease in accounts payable and the increase in inventories. Accounts payable decreased $347,000 during 1995 primarily due to the difference in the purchasing schedule for the Impulse machines. Inventories increased $102,000 during 1995 in anticipation of increased sales. The Company expects accounts receivable and inventory levels to grow as sales volume increases.

Net cash of $191,000 was provided by investing activities. This net cash increase was due to the maturity of marketable securities in the amount of $1,037,000 offset by the purchases of property and equipment of $336,000 and the purchase or marketable securities in the amount of $510,000.

Net cash of $603,000 was provided by financing activities, primarily due to proceeds from the issuance of long term debt of $500,000 and proceeds from the issuance of common stock of $136,000 offset by principal payments on long term debt of $33,000.

The Company anticipates that its working capital needs will continue to increase due to the expected growth in the business. However, the Company believes that its current cash position, cash flow from operations, and access to capital resources will be sufficient to fund current business operations and anticipated growth for the foreseeable future.

Net Income (Loss)

The Company had a net loss of $1,451,000 in 1995 compared to a net loss of $909,000 in 1994, and a net income of $365,000 in 1993. The loss in 1995 was due to a decrease in margins due to higher paper and machine costs and decreased net sales.

The higher machines cost was a result of the fluctuations in the exchange rate between the Japanese yen and the U.S. dollar. During 1993, 1994 and 1995, the exchange rate fluctuations caused the Company to incur additional losses of $234,000, $50,000 and $405,000, respectively.



                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Minnetonka, Minnesota.

                                            INSIGNIA SYSTEMS, INC.

                                            By:  /s/ G. L. Hoffman
                                                 ------------------------------
                                                 G. L. Hoffman
                                                 President

                                            Dated:  January 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                           Title                                                Date
---------------------------------   -------------------------------------------------    ----------------
/s/ G. L. Hoffman                   Chairman, President, Chief Executive Officer and     January 27, 1997
-------------------------------
G. L. Hoffman                       Secretary (principal executive officer)

/s/ John R. Whisnant                Vice President of Finance and Chief Financial        January 27, 1997
-------------------------------
John R. Whisnant                    Officer (principal financial officer)

/s/ Erwin A. Kelen                  Director                                             January 27, 1997
-------------------------------
Erwin A. Kelen

/s/ Gordon F. Stofer                Director                                             January 27, 1997
-------------------------------
Gordon F. Stofer

/s/ Frank D. Trestman               Director                                             January 27, 1997
-------------------------------
Frank D. Trestman
