Form 10-K405
period 1996-12-31
INSIGNIA SYSTEMS INC/MN
filed 1997-03-28
CIK 875355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1996              Commission File Number 0-19380

                             INSIGNIA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

    Minnesota                                               41-1656308
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                             10801 Red Circle Drive
                              Minnetonka, MN 55343
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (612) 930-8200

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Number of shares of outstanding Common Stock, $.01 par value, as of March 14, 1997 was 6,860,081.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1997 was approximately $29,584,099 based upon the last sale price of the registrant's Common Stock on such date.

                      Documents Incorporated By Reference:

         Portions of registrant's 1996 Annual Report to Shareholders are incorporated by reference in Part II; portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 8, 1997 are incorporated by reference into Part III.


PART I.

Item 1.  Business

GENERAL

         Insignia Systems, Inc. (the "Company") markets sign and label production software and equipment primarily to retailers. The Company's first product, the Impulse(R) Retail System, was sold to retail merchants between 1990 and November 1996 to quickly and easily produce high quality signs in their stores. The Company has replaced the Impulse Retail System with the SIGNright(TM) system, which performs essentially the same functions as the Impulse, but currently has a list price of approximately one-half of what was the Impulse system's list price. The Company's business strategy with the Impulse system, and now with the SIGNright system, is to obtain both initial revenue from the sale of electronic sign production equipment and software, and recurring revenue from the sale of the sign cards, label supplies, and accessories used with them. The Company's second product, a PC-based software product tradenamed Stylus(R), is used by retail chains to produce signs, labels, and posters. The Company markets its sign systems, supplies and accessories primarily through an integrated telesales and direct marketing process in the United States and through independent distributors in foreign markets.

INDUSTRY AND MARKET BACKGROUND

         The Company estimates that there are approximately 1.1 million retail stores in the United States. Retailers often use signs in their stores to communicate prices, specials, product features, benefits and other information. In the United States the signage systems used by retailers generally fall into two main categories: (i) manual systems, primarily handwriting, or to a limited extent press-on letters or clip-on lettering signs; and (ii) automated systems, such as large computer systems and personal computers with sign making software and laser printers. Small independent retailers are more likely to use manual systems, and at the other end of the spectrum, large retail chains are more likely to use centralized computer systems.

         The Company estimates that of the approximately 1.1 million retail stores in the United States, about 100,000 are independent retailers that are too small to be good prospects for the SIGNright system and about 350,000 are too large or are affiliated with a large chain which uses centralized computer equipment. The Company considers its primary U.S. market for the SIGNright system to be the approximately 650,000 medium and large independent retailers and small retail chains that lie between the two extremes. The Company believes there is a significant market among such stores for an easy-to-use, low cost, standalone, on-site system that can quickly produce a wide variety of professional quality signs. The Company considers its primary U.S. market for the Stylus software to be the approximately 350,000 large independent retailers and chain retailers.

THE SIGNRIGHT SYSTEM

         The Impulse Retail System was developed by an independent product design and development firm (the "Developer"). In November 1996, the Company replaced the Impulse Retail System with the SIGNright system. The Company believes that the primary market for the SIGNright system is medium and large independent retailers and small retail chains. The Company estimates that there are approximately 650,000 such retail locations in the United States. Within this market, the Company initially focused on hardware and do-it-yourself stores and food and grocery stores because of their number and propensity to use signs. The Company has continued to expand its marketing efforts and now sells to customers in nineteen different retail market segments.

         The principal component of the SIGNright system is the sign production unit (the "SIGNright machine"), which is about the size of an office typewriter. It contains a custom keyboard, a small display screen, specially developed hardware and software, and a thermal printhead similar to that of a facsimile machine. The thermal technology eliminates the need for ink or toner and enables a retailer to produce a sign that is dry and ready to display immediately. The SIGNright machine weighs approximately 12 pounds and operates on standard sign sizes (ranging from 2-1/3" x 3-2/3" to 11" x 14" for the U.S. market) which are programmed into the SIGNright machine.

         To make a sign the retailer selects from a portfolio one of many pre-designed sign formats, enters the format number and the sign contents via the keyboard, and inserts a sign card that bears a specially developed barcode. The SIGNright machine then determines from the barcode whether the size of the sign card and the sign format selected are compatible, determines the approximate thermal energy setting on the printhead and prints the sign.

         The SIGNright machine has one built-in type font and additional fonts are available on cartridges for $150 each. Additional cartridges, priced at $200 each, provide portfolios of sign formats designed specifically for the various retail market segments. The SIGNright machine has a built-in internal memory and an available external memory cartridge so that frequently used or customized sign formats can be easily stored for later use. The current retail price of the SIGNright system is $995 ($1,395 if an average number of type fonts and sign format cartridges are included). The SIGNright cartridges are copyrighted and each cartridge is marked accordingly.

         Sign cards are sold by the Company in a variety of sizes, colors and combinations and can be customized to include pre-printed custom artwork (such as the retailer's logo) as required by the customer. Approximately 38% of 1996 revenues came from the sale of sign cards and the Company expects that this percentage will be slightly lower in the future as the Company broadens its product mix.

STYLUS SOFTWARE

         In late 1993, the Company introduced its second major product, tradenamed Stylus, which is a PC-based software product used by retailers to produce signs, labels, and posters. The Company believes that the primary market for the Stylus software is large independent retailers and retail chains. The Company estimates that there are approximately 350,000 such retail locations in the U.S.

         The Stylus software allows retailers to create signs, labels, and posters by manually entering the information for the sign or by importing information from a computer database. Retailers can import barcode and price information from their point-of-sale system and can add a graphic image of the product from a CD-ROM containing branded clip-art. They can also create a database of selling information such as product features and benefits, nutritional information, or lifestyle-type uses for the product which can be added to create a more informative sign or label.

         A significant portion of the retail marketplace is made up of chain retailers who require that signs be consistent and controlled from headquarters. Most still create their signs at their headquarters, duplicate them and then deliver them to their stores. The headquarters version of the Company's Stylus software allows chains to create signs and labels centrally to maintain consistency in appearance, and then transmit to store-level printers. The Company believes the Stylus software product has significant benefits for chain retailers.

         The current retail price of the Stylus software is $2,495 for the single store version and $4,990 for the headquarters version. The Company also sells the sign cards and labels used with the Stylus software in a variety of sizes, colors, and styles. The Company sells these supplies at competitive prices, but is not in a proprietary position.

MARKETING AND SALES

         The Company's marketing strategy is to focus on specific vertical market segments. The first two segments pursued were hardware and do-it-yourself and food and grocery stores, which the Company selected because of the large number of prospects in those segments and their propensity to use signs. The Company has continued to expand its marketing efforts and now sells to customers in nineteen different retail market segments.

         The Company believes, based on its market research and sales to date, that retailers who buy the SIGNright system do so primarily for three reasons. The first and most important reason is their belief that high-quality signs will increase sales. Second, many retailers want to improve their merchandising image by having consistent, professional looking signs. Third, retailers are interested in simplifying the sign making process as much as possible. While the Company believes that cost is not as important as the other factors just mentioned, the SIGNright system will, in many cases, be less expensive than a retailer's existing method of sign production.

         The Company believes that retailers who buy the Stylus software do so for the same reasons listed above that retailers buy the SIGNright system. In addition, they want the ability to create shelf labels, import information from an existing database, and add graphic images of the product to their signs and labels. Chain retailers also want the ability to create signs and labels centrally to maintain consistency in appearance and content.

         The Company markets the SIGNright system and the Stylus software in the United States through an integrated marketing program that begins with targeted direct mailings, advertising, participation in trade shows and developing industry relationships. The marketing program then proceeds to telemarketing by in-house sales personnel or a visit by an independent sales representative, or a visit by a direct sales representative to sell the Stylus software to larger chains.

         The Company currently has 39 telephone sales representatives who are full-time, 30 of which are on-site employees and nine of which are located at an off-site location. The Company uses a network of personal computers and specialized software to monitor and facilitate the sales process. The Company stresses the ongoing training of its sales representatives and the use of a structured multiple call sales process. Prospects are generated from publicly available industry publications and purchased mailing lists. After mailing promotional literature describing the product, the sales representative contacts the prospect, qualifies them, answers questions and offers to send additional information.

         On follow-up calls the process of making a sign is explained to the prospect in detail, and an actual sign is sent to the prospect. Further calls sell the potential benefits of the product and seek to close the sale. Where appropriate, the Company offers to send the prospect a SIGNright system for a five day trial or refers the prospect to one of the Company's independent representatives. The Company has also established a separate inside Customer Marketing function dedicated to selling sign cards and other supplies to existing customers.

         The Company has approximately 50 independent representatives located throughout the continental United States that sell the SIGNright system and related supplies, but do not sell the Stylus software. Most of these representatives have received training at the Company's headquarters and all have purchased a SIGNright system. The independent representatives both develop their own prospects and handle referrals from the Company's inside sales representatives. The Company compensates the independent representatives solely through commissions and manages their efforts through a separate sales management group.

         The Company has also developed a direct sales force of five sales representatives who attend trade shows and sell the Stylus software to larger chains.

         The SIGNright system is designed to operate in a variety of different languages with minimal modifications. In foreign markets, the Company uses independent distributors, who are currently covering 20 countries. During 1994, 1995 and 1996 foreign sales accounted for approximately 12%, 16% and 16% of total sales, respectively. The Company expects that sales to foreign distributors will be approximately 20% of total sales in 1997.

PATENTS AND TRADEMARKS

         All intellectual property rights related to the Impulse Retail System belong to the Developer. The Company's patent counsel has filed on behalf of the Developer applications for United States and certain foreign patents covering aspects of the Impulse Retail System, including the use of identifiers such as barcodes on the sign cards for communicating information to a printer. The United States Patent and Trademark Office has issued a patent covering the Impulse Retail System, including the use of sign cards which are encoded for use with the system. However, competitors may still attempt to market similar machines using non-infringing technology.

         The Developer had granted to the Company an exclusive, worldwide license to market and sell (but not manufacture) the Impulse Retail System. However, the Company is no longer marketing and selling the Impulse Retail System pursuant to this worldwide license agreement. Therefore, the Developer could grant the same marketing rights for the Impulse Retail System to another party. However, the Developer has stated it does not presently intend to grant similar marketing rights to any other party.

         The Developer has entered into a joint venture agreement with a Japanese firm (the "Supplier") to manufacturer and supply the SIGNright system. The Supplier has entered into an exclusive supplier agreement whereby the Company will have the exclusive distribution rights of the SIGNright system. The manufacturing agreement requires the Company to purchase 24,000 units by October 31, 1998. The Developer could grant the same manufacturing rights for the SIGNright system to another party. However, the Developer has stated it does not presently intend to grant similar manufacturing rights to any other party.

         The Company is not presently aware of any patents of third parties which the SIGNright system would infringe. There can be no assurance, however, that such conflicting rights do not exist, in which event the Company would be unable to sell its product without obtaining a license from others. There is no assurance the Company would be able to obtain any such license on satisfactory terms, or at all.

         The barcode which the Company uses on the sign cards for the Impulse and SIGNright systems was also developed by the Developer, which has granted the Company an exclusive worldwide license of its rights to the barcode. The license requires the Company to pay a royalty of 1% of the net sales price received by the Company on each sign card or other supply item that bears the barcode and used by the Impulse Retail Systems. Although a patent has been issued to the Developer which covers the use of the barcode, there is no assurance that the Company will be able to prevent other suppliers of sign cards from copying the barcode used by the Company. However, the Company believes that the number, relatively small size and geographic dispersal of Impulse and SIGNright users, their relationship with the Company, and the Company's retention of its customer list as a trade secret will discourage other sign card suppliers from offering barcoded sign cards for use on the Impulse machine.

         The Company has obtained trademark registration in the United States of the trademark "Impulse" for use on sign production machines. The Company is not obligated to pay any royalty related to this trademark.

         The Company is seeking trademark registration in the United States of the trademark "SIGNright" for use on sign production machines. The Company is not obligated to pay any royalty related to this trademark.

         The Company has obtained trademark registration in the United States of the trademark "Stylus" for use on sign and label software. The developer of the DOS version of the Stylus software has granted to the Company an exclusive worldwide license to market and sell the DOS version of the Stylus software. The Company no longer sells and markets the DOS version of the Stylus software and has terminated this license agreement. The Company has developed the Windows version of the Stylus software which it is now marketing and selling.

PRODUCT DEVELOPMENT

         The Company's product development activities on the SIGNright system were primarily conducted by the Developer on a contract basis. The Company continues to introduce various additional complementary products such as new fonts and format cartridges, new sign card formats, new colors and new types of sign cards.

         The Stylus software product was initially developed on a contract basis beginning in 1992 and continuing in 1993, 1994, 1995 and 1996. Beginning in 1993, the Company hired in-house employees to develop and modify portions of the Stylus software product. The Company plans to continue to develop enhancements to the Stylus software product using in-house employees and external software developers. Product development costs of $471,346 for 1993; $473,477 for 1994; $476,549 for 1995; and $448,008 for 1996 were primarily related to development of the Stylus software product.

SUPPLIERS

         The Company has no plans to develop an in-house manufacturing capability for the SIGNright machine and is obligated to purchase the SIGNright machine from the Supplier. The Company has entered into a supply agreement with the Supplier and agreed with the Supplier to make its best efforts to purchase 24,000 units from the Supplier by December 31, 1998. Prices under the supply agreement are fixed in Japanese yen. The Company owns certain tooling for the SIGNright machine which is used by the Supplier. The Company believes there are other manufacturers capable of manufacturing and providing the SIGNright machine on comparable terms. However, the time required to locate and qualify another supplier could cause a delay in the manufacturing process that might have a serious adverse effect on the Company.

         The thermal paper used by the Company in its sign cards is purchased exclusively from one supplier. While the Company believes that an alternative supplier would be available if necessary, any disruption in the relationship with or deliveries by the current supplier could have a serious adverse effect on the Company.

COMPETITION

         The competition for the SIGNright system falls into two main categories: (i) manual systems, primarily handwriting, or to a limited extent press-on letters or clip-on lettering signs; and (ii) automated systems, such as large computer system and personal computers with sign making software and laser printers.

         Most of the prospects in the Company's target market for the SIGNright system have generally been making signs by hand. The Company believes that most of its prospects do not use personal computers for sign making because of the time and training required and the inability of most personal computer printers to handle the weight and thickness of normal sign card stock. However, because use of the Company's product involves a change in the customer's current sign making methods, there is no assurance that the SIGNright system will achieve significant market acceptance.

         The Company's patent covers the SIGNright system and the use of sign card encoded with a complementary barcode. The Company could face competition from suppliers of sign cards who duplicate the barcode used by the Company. However, the Company intends to vigorously defend its patent rights. Management believes that the number, relatively small size, and geographic dispersal of its customers, their relationship with the Company, and the Company's retention of its customer list as a trade secret will discourage such competition. However, there is no assurance that such competition will not develop.

         The Stylus Sign and Label Works family of software products has three major competitors in its' market: Access, Inc. (Access), Electronic Label Technology, Inc. (ELT), and Retail Technologies, Inc. (RTI). Access offers a product called dSIGN, which by its very nature of requiring individual customization is focused more toward large retail chains. ELT sells numerous version of LabelMaster. RTI markets Design-R-Labels. The Company believes that its complete line of Stylus products compares favorably on features, benefits, cost, performance, and ease of use and implementation to that of its main competitors. The Company has several products and can provide solutions to operate in the following environments: UNIX/AIX, AS/400, MD-DOS, Windows 3.1/95/NT, OBDC, or with stand -alone printers. The Company's main strengths, in relation to its competition are: a large telemarketing organization, merchandising, large format printing, high speed printing, image handling, ease of use, and rapid implementation for their products, services and offerings.

         Unlike the SIGNright system, the Stylus product does not offer the Company the benefit of proprietary sign card stock. While this leaves customers free to buy stock from alternate suppliers, the Company believes that it will capture a significant portion of sign card and label sales due to the wide array of pre-printed and perforated sign and label stock offered by the Company at competitive prices.

EMPLOYEES

         As of March 14, 1997, the Company had 129 full-time employees. The full-time employees included 40 in telemarketing, 35 in other sales and marketing positions, 39 in operations and customer service, 12 in administration and accounting functions and 3 in senior management positions. None of the Company's employees are represented by unions.


Item 2.  Properties

         The Company is located in approximately 51,000 square feet of office and warehouse space in suburban Minneapolis, Minnesota, which has been leased until December 1997. This facility is adequate and suitable for the Company's current needs and additional space is expected to be available as needed at competitive rates.


Item 3.  Legal Proceedings

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the Company's executive officers are as follows:


Name                       Age      Position

G. L. Hoffman              47       Chairman, President, Chief Executive Officer and Secretary

Paul A. Moquist            55       Executive Vice President, Sales and Marketing

John R. Whisnant           51       Vice President, Finance and Chief Financial Officer



         G. L. Hoffman, a co-founder of the Company, has been the Chairman, President, Chief Executive Officer and Secretary of the Company since it was incorporated in January 1990. Prior to that time he was a co-founder of Varitronic Systems, Inc., which develops, manufactures and markets business graphic products. Mr. Hoffman was employed as Chairman, Executive Vice President and Secretary of Varitronics from 1983 until January 1990. Mr. Hoffman also had primary responsibility for developing Varitronics' international marketing and private label distribution systems.

         Paul A. Moquist has been Executive Vice President, Sales and Marketing of the Company since January 1991. Mr. Moquist joined the Company as Director of Sales in March 1990. From September 1989 to March 1990 he served as Vice President of Sales for Raster Devices Direct, Inc., a subsidiary of Laser Master Technologies, Inc. which distributes a series of integrated publishing systems. From November 1987 to September 1989 Mr. Moquist was a co-owner of Print Galley, Inc., a printing business located in Hopkins, Minnesota.

         John R. Whisnant joined the Company as Vice President of Finance and Chief Financial Officer of the Company in October 1995. From June 1994 to September 1995 he was self employed as a franchise consultant. From June 1992 to June 1994 he served as President of AmericInn, Inc. a motel franchising company.


                                    PART II.


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The information required by Item 5 is incorporated herein by reference to the section labeled "Stockholder Information" which appears in the registrant's 1996 Annual Report to Shareholders.


Item 6.  Selected Financial Data

The information required by Item 6 is incorporated herein by reference to the section entitled "Financial Highlights" which appears in the registrant's 1996 Annual Report to Shareholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated herein by reference to the section entitled "Financial Review" which appears in the registrant's 1996 Annual Report to Shareholders.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

FORWARD LOOKING STATEMENTS IN THIS 10-K REPORT AND IN THE ANNUAL REPORT TO SHAREHOLDERS WHICH IS INCORPORATED HEREIN BY REFERENCE REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE IDENTIFIED BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD LOOKING STATEMENTS. READERS ARE REQUESTED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENT, WHICH SPEAK ONLY AS OF THEIR DATES. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE FOLLOWING FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED:

      *  CHANGES IN THE EXCHANGE RATE FOR JAPANESE YEN
      *  COST OF THE RAW MATERIAL
      *  RESULTS OF THE INSIGNIA POPS PROGRAM
      *  BUSINESS CONDITIONS OF THE GENERAL ECONOMY
      *  INSTALLATION OF SOFTWARE AND AVAILABILITY OF HARDWARE
      *  RELIANCE ON LICENSED PROPRIETARY RIGHTS
      *  SINGLE SOURCE SUPPLIER OF SIGNright MACHINES
      *  SIGN CARD REVENUE
      *  COMPETITION
      *  DEPENDENCE ON KEY EMPLOYEES


Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is incorporated herein by reference to the Financial Statements, Notes thereto and Auditors' Report which appear in the registrant's 1996 Annual Report to Shareholders. See Item 14(a)(1) for an index of the related financial statements and schedules.


Item 9.  Disagreements with Accountants on Accounting and Financial Disclosures

None.


                                    PART III.

Item 10.  Directors and Executive Officers of the Registrant

The information required by Item 10 concerning the executive officers of the Company is submitted in a separate section of Part I of this Report.

The information required by Item 10 concerning the directors of the Company is incorporated herein by reference to the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


Item 11.  Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

                                    PART IV.

Item 14.  Exhibits, Financial Statements, Schedule and Reports on Form 8-K

(a)    Documents filed as part of this report.
              (1)   Financial Statements

                                                                                                                       Pages

Report of Independent Auditors............................................................................................*
Balance Sheets as of December 31, 1996 and 1995...........................................................................*
Statements of Operations for the years ended December 31, 1996, 1995, and 1994............................................*
Statement of Changes in Stockholders' Equity for the years ended December 31, 1996,
     1995, and 1994.......................................................................................................*
Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994............................................*
Notes to Financial Statements.............................................................................................*


* Incorporated by reference to the registrant's Annual Report to Shareholders for the year ended December 31, 1996. See Exhibit 13.


              (2)   Financial Statement Schedule

                                                                                                                  Pages in this
                                                                                                                     Form 10-K

Schedule II:  Valuation and Qualifying Accounts..........................................................................13


All other schedules are omitted because they are not required or are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

              (3)   Exhibits. See "Exhibits Index" on page following signatures.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during 1996.




SCHEDULE II.  Valuation and Qualifying Accounts



                 Col. A                     Col. B                     Col. C                       Col. D              Col. E
--------------------------------------   -------------     -------------------------------     ---------------       -----------
                                                                     Additions
                                                           -------------------------------

                                                                (1)              (2)

                                                                               Charged
                                          Balance at         Charged to        to Other                                Balance at
                                           Beginning         Costs and         Accounts            Deductions          End of
Description                                of Period          Expenses         Describe             Describe           Period
--------------------------------------   -------------     --------------    -------------       --------------      ------------
Year ended December 31, 1996
    Allowance for doubtful accounts         $  88,587          $  70,000      $       --             $  23,112  (1)     $135,475

    Provision for normal returns
    and rebates                                99,166                               5,069   (2)         49,750  (3)       54,485
    Provision for obsolete inventory          108,000             47,500                                35,338  (4)      120,162

Year ended December 31, 1995
    Allowance for doubtful accounts            68,418             80,500              --                60,330  (1)       88,587

    Provision for normal returns
    and rebates                               118,681                              84,431   (2)        103,946  (3)       99,166
    Provision for obsolete inventory           98,394             79,616                                70,010  (4)      108,000

Year ended December 31, 1994
    Allowance for doubtful accounts            81,107             40,000              --                52,689  (1)       68,418

    Provision for normal returns
    and rebates                               162,509                              53,425   (2)         97,253  (3)      118,681
    Provision for obsolete inventory          113,689             10,000                                25,295  (4)       98,394


---------------------------------------------
(1)  Uncollectable accounts written off, net of recoveries.
(2)  Charged against sales.
(3)  Rebates paid to customer buying groups.
(4)  Inventory scrapped and disposed of.


                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             By:   /s/ G. L. Hoffman
                                                   G. L. Hoffman
                                                   Chief Executive Officer
Dated:   March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                                Power of Attorney

Each person whose signature appears below constitutes and appoints John R. Whisnant his true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


Signature                                 Title                                                    Date


/s/ G. L. Hoffman                         Chairman, President, Chief Executive Officer and         March 26, 1997
G. L. Hoffman                             Secretary (principal executive officer)

/s/ John R. Whisnant                      Vice President of Finance and Chief Financial            March 26, 1997
John R. Whisnant                          Officer (principal financial officer)

/s/ Erwin A. Kelen                        Director                                                 March 26, 1997
Erwin A. Kelen

/s/ Gordon F. Stofer                      Director                                                 March 26, 1997
Gordon F. Stofer

/s/ Frank D. Trestman                     Director                                                 March 26, 1997
Frank D. Trestman


                                                EXHIBIT INDEX TO FORM 10-K

                                           For the year ended December 31, 1996
                                            Commission File No: 0-19380

     Exhibit                                                             Page Number or Incorporation
      Number            Description                                      By Reference To
-------------------     -------------------------------------------      --------------------------------------------------------

       3.1              Articles of Incorporation of Registrant,         Exhibit 3.1 of the Registrant's Registration Statement
                        as amended to date                               of Form S-18, Reg. No. 33-40765C

       3.2              Bylaws, as amended to date                       Exhibit 3.2 of the Registrant's Registration Statement
                                                                         of Form S-18, Reg. No. 33-40765C

       4.1              Specimen Common Stock Certificate of             Exhibit 4.1 of the Registrant's Registration Statement
                        Registrant                                       of Form S-18, Reg. No. 33-40765C

       10.1             License Agreement between Thomas and             Exhibit 10.1 of the Registrant's Registration
                        Lawrence McGourty and the Company dated          Statement of Form S-18, Reg. No. 33-40765C
                        January 23, 1990, as amended

       10.2             Barcode License and Support Agreement            Exhibit 10.2 of the Registrant's Registration
                        between Thomas and Lawrence McGourty and         Statement of Form S-18, Reg. No. 33-40765C
                        the Company dated January 23, 1990

       10.3             The Company's 1990 Stock Plan, as amended        Exhibit 10.3 of the Registrant's Annual
                                                                         Report on Form 10-K for the year ended December 31,
                                                                         1995

       10.4             Sign Printer Sales Agreement between the         Exhibit 10.4 of the Registrant's Registration
                        Company and Creative Machineries                 Statement of Form S-18, Reg. No. 33-40765C
                        International, Inc. dated January 29,
                        1990, as amended

       10.6             Lease Agreement between R. L. Johnson            Exhibit 10.6 of the Registrant's Annual Report on Form
                        Investment Company, Inc. and the Company,        10-K for the year ended
                        dated October 22, 1992                           December 31, 1992

       10.7             Common Stock Warrant dated September 28,         Exhibit 10.7 of the Registrant's Registration
                        1990 issued to Erwin Kelen                       Statement of Form S-18, Reg. No. 33-40765C

       10.8             Non competition and Consulting Agreement         Exhibit 10.12 of the Registrant's Registration
                        between Varitronics and G. L. Hoffman            Statement of Form S-18, Reg. No. 33-40765C
                        dated January 12, 1990

       10.9             Employee Stock Purchase Plan                     Exhibit 10.14 of the Registrant's Annual Report on
                                                                         Form 10-K for the year ended December 31, 1994

      10.10             Loan and Security Agreement between FBS          Exhibit 10.15 of the Registrant's Annual Report on
                        Business Finance Corporation and the             Form 10-K for the year ended December 31, 1995
                        Company dated July 31, 1995

      10.11             Loan Agreement between Riverside Bank and        Exhibit 10.16 of the Registrant's Annual Report on
                        the Company dated October 9, 1995                Form 10-K for the year ended December 31, 1995

        11              Computation of Net Loss                                                    17
                        per Share

        13              Registrant's Annual Report to                                              18
                        Shareholders for 1996

        23              Consent of Ernst & Young LLP                                               40

        25              Power of Attorney (See signature page of                                   14
                        this Form 10-K)

        27              Financial Data Schedule                                                    41
