Form 10-Q
period 1997-03-31
INSIGNIA SYSTEMS INC/MN
filed 1997-05-09
CIK 875355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended:       March 31, 1997

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

                                            ___X___   Yes       ______ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Per Value -- 6,860,081 shares as of May 6, 1997.

                                                       Total number of pages: 12
                                                    Exhibit index is on page: 11


                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements  (Unaudited)

               Balance Sheets -- March 31, 1997 and December 31, 1996

               Statements of Operations -- Three months ended March 31, 1997 and 1996

               Statements of Cash Flows -- Three months ended March 31, 1997 and 1996

               Notes to Financial Statements -- March 31, 1997

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



SIGNATURES



Part I.  Financial Information
Item 1.  Financial Statements


                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS
                                                                                     March 31,             December 31,
ASSETS                                                                                 1997                   1996
-----------------------------------------------------------------                    ------------          ------------
                                                                                    (UNAUDITED)             (NOTE)
CURRENT ASSETS:
     Cash and cash equivalents                                                       $  2,147,375          $    448,668
     Marketable securities                                                                150,410               149,427
     Accounts receivable - net of $147,440 allowance                                    3,012,497             2,644,851
     Inventories                                                                        1,674,831             2,015,963
     Prepaid expenses                                                                     784,933               215,562
                                                                                     ------------          ------------
       TOTAL CURRENT ASSETS                                                             7,770,046             5,474,471

PROPERTY AND EQUIPMENT:
     Production tooling, machinery and equipment                                        1,873,618             1,862,311
     Office furniture and fixtures                                                        364,119               364,119
     Computer equipment                                                                   865,492               780,675
     Leasehold improvements                                                               312,420               312,420
                                                                                     ------------          ------------
                                                                                        3,415,649             3,319,525
     Accumulated depreciation and amortization                                         (2,513,587)           (2,368,221)
                                                                                     ------------          ------------
       TOTAL PROPERTY AND EQUIPMENT                                                       902,062               951,304

INTANGIBLES                                                                               539,187               539,187
     Accumulated amortization                                                            (539,187)             (539,187)
                                                                                     ------------          ------------
                                                                                             --                    --
                                                                                     ------------          ------------
           TOTAL ASSETS                                                              $  8,672,108          $  6,425,775
                                                                                     ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                $    555,804          $    682,161
     Accrued compensation and benefits                                                    180,719               229,019
     Accrued expenses                                                                     136,751                93,534
     Other                                                                                 95,532               191,077
     Line of credit                                                                          --                 673,281
     Current portion of lease                                                             233,678                93,391
                                                                                     ------------          ------------
       TOTAL CURRENT LIABILITIES                                                        1,202,484             1,962,463
LONG-TERM DEBT                                                                            279,706               289,326

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01; authorized--20,000,000 shares; issued and outstanding March 31, 1997--6,860,080 shares;
       December 31, 1996--5,403,858 shares                                                 68,577                54,039
     Additional paid-in capital                                                        13,101,117            10,102,397
     Unearned compensation                                                                 (6,046)               (7,313)
     Accumulated deficit                                                               (5,973,730)           (5,975,137)
                                                                                     ------------          ------------
       TOTAL STOCKHOLDERS' EQUITY                                                       7,189,918             4,173,986
                                                                                     ------------          ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $  8,672,108          $  6,425,775
                                                                                     ============          ============

Note:    The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.
         See Notes to Financial Statements.




                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended
                                                       March 31
                                           --------------------------------
                                               1997                 1996
                                           -----------          -----------

NET SALES                                  $ 4,155,566          $ 3,799,817
Cost of Sales                                1,869,829            1,767,613
                                           -----------          -----------
    GROSS PROFIT                             2,285,737            2,032,204

OPERATING EXPENSES:
    Insignia POPS Program                      168,924                 --
    Sales                                    1,151,363            1,027,222
    Marketing                                  425,557              519,199
    Product Development                        107,946              111,517
    General and Administrative                 415,787              472,093
                                           -----------          -----------
       TOTAL OPERATING EXPENSES              2,269,577            2,130,031
                                           -----------          -----------
           OPERATING INCOME (LOSS)              16,160              (97,827)

Other Income (Expense):
     Interest Income                            26,056               13,107
     Interest Expense                          (15,109)             (13,609)
     Other Income (Expense)                    (24,071)               7,402
                                           -----------          -----------
       PRE-TAX INCOME (LOSS)                     3,036              (90,909)

Provision For Income Tax                         1,629                3,578
                                           -----------          -----------
         NET INCOME (LOSS)                 $     1,407          $   (95,965)
                                           ===========          ===========

Net income (loss) per share                $      0.00          $     (0.02)
                                           ===========          ===========

Weighted average shares and
share equivalents outstanding                6,586,956            5,403,382
                                           ===========          ===========




                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Three Months Ended
                                                                           March 31
                                                               --------------------------------
                                                                   1997                1996
                                                               -----------          -----------
OPERATING ACTIVITIES:
     Net income (loss)                                         $     1,407          $   (94,487)
     Non-cash expenses included in income (loss):
         Depreciation and amortization                             145,366              135,145
         Provision for bad debt expense                             17,000               17,000
         Amortization of unearned compensation                       1,267                2,203
     Changes in operating assets and liabilities:
         Accounts receivable                                      (384,646)            (114,363)
         Inventories                                               341,132             (172,728)
         Prepaids and other                                       (570,354)              80,362
         Accounts payable                                         (126,357)             159,073
         Accrued compensation and benefits                         (48,300)             (57,731)
         Other liabilities                                          42,601                9,992
         Other accrued expenses                                     59,237                6,356
                                                               -----------          -----------
                NET CASH USED IN OPERATING ACTIVITIES             (521,647)             (29,178)

INVESTING ACTIVITIES:
     Purchases of property and equipment                           (96,124)            (115,369)
         NET CASH PROVIDED BY (USED IN)                        ___________          ___________
           INVESTING ACTIVITIES                                    (96,124)            (115,369)

FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                      3,013,288               46,709
     Principle payments under long-term debt agreement              (7,479)             (20,338)
     Proceeds from credit line                                    (673,281)                --
                                                               -----------          -----------
         CASH PROVIDED BY FINANCING ACTIVITIES                   2,322,528               26,371
                                                               -----------          -----------

          DECREASE IN CASH AND EQUIVALENTS                       1,714,757             (118,176)

Cash and cash equivalents at beginning of period                   448,668              583,613
                                                               -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 2,163,425          $   465,437
                                                               ===========          ===========




                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996.


NOTE B -- INVENTORIES

Inventories consist primarily of Finished Goods on site.





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                      (First Quarter Ended March 31, 1997)


RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the first quarter ended March 31, 1997 were $4,156,000, an increase of 9%, compared to net sales of $3,800,000 for the first quarter of 1996. Sales increased primarily due to an increase in the Stylus software sales. Revenue from the SIGNright machines was only 56% of sales from the Impulse machine for the first quarter of 1996. This is due primarily due to the continued introductory phase of the SIGNright machine. Sign card sales were relatively flat compared to sign card sales for the first quarter of 1996. Printing sales were substantially higher for the first quarter of 1997 compared to the first quarter of 1996.

GROSS PROFIT. The Company's gross profit for the first quarter of 1997 increased 12% to $2,286,000, compared to $2,032,000 for the first quarter of 1996. Gross profit as a percentage of net sales was 55% the first quarter of 1996, compared to 53.5% for the first quarter of 1996. The increase in gross profit from 1996 of $254,000 and as a percentage of net sales was due to the higher proportion of sales of Stylus software which has a much higher margin than other products.

OPERATING EXPENSES. Operating expenses increased 7% in the first quarter of 1997 compared to the first quarter of 1996. Sales expenses increased 12%. The increase reflects higher commissions due to higher sales. Marketing expenses decreased 19%, product development expenses decreased 3%, and general and administrative expenses decreased 12%, all as a result of the continued expense reduction effort instituted during the second quarter of 1995. The Company expects that its operating expenses will continue to remain flat, except for sales commissions which will increase as sales increase. Operating expenses as a percentage of net sales were 55% in the first quarter of 1997, compared to 56% in the first quarter of 1996.

NET INCOME (LOSS). The Company had a net income of $1,407, or $0.00 per share for the first quarter of 1997, compared to a net loss of $(94,000), or $(.02) per share for the first quarter of 1996. The net income for the first quarter of 1997 was the due primarily to higher Stylus sales with high margins offset by lower machine sales with lower margins.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, working capital was $6,568,000, compared to $3,512,000 at December 31, 1996. Cash, cash equivalents and marketable securities increased $1,700,000 to $2,298,000 at March 31, 1997, primarily due to the decrease in inventories and proceeds received from the issuance of common stock, offset by an increase in accounts receivable, an increase in prepaids and other, and a decrease in accounts payable. The $570,000 increase to prepaids was due primarily to prepayments made for future inventory to be shipped. Accounts receivable increased $385,000 during the first quarter due to strong quarter-end sales. Accounts payable decreased $126,000, as inventory levels were decreased during the later part of the quarter.

The Company anticipates that its working capital needs will continue to increase due to the expected growth in the business. However, as a result of the issuance of additional common stock during the first quarter of 1997, the Company believes that it will have sufficient capital resources to fund its current business operations and anticipated growth for the foreseeable future.


Part II.   Other Information

Item 1.    Legal Proceedings
           None.

Item 2.    Changes in Securities

           On January 17, 1997, the Company issued 1,376,020 shares of common stock in a private placement. These shares were sold for $2.125 per share and the Company received $2,924,040 as a result of the issuance of these shares of common stock. In addition, the Company issued to the purchasers of these shares warrants for the purchase of 688,011 shares of common stock which have an exercise price of $2.125 per share and expire on January 17, 2000. There were no underwriters or placement agents involved in this issuance and no commissions were paid. The shares and warrants were issued to a limited number of persons who purchased these securities as an investment for his, her or its own account and not with a view to a distribution. Based on these facts the Company relied upon the exemption provided by Section 4(c) of the Securities Act of 1933, as amended.

Item 3.    Defaults upon Senior Securities
           None.

Item 4.    Submission of Matters to a Vote of Security Holders
           None.

Item 5.    Other Information
           None.

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

Dated:              May 9, 1997                      Insignia Systems, Inc.
                                                          (Registrant)

                                              /s/    G. L. Hoffman
                                                     G. L. Hoffman
                                                     President

                                              /s/    John R. Whisnant
                                                     John R. Whisnant
                                                     Vice President of Finance





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           EXHIBIT INDEX TO FORM 10-Q



For the quarter ended                               Commission File No.: 0-19380
March 31, 1997


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

11       Statement re computation of earnings per share.......................12