Form 10-Q
period 1997-06-30
INSIGNIA SYSTEMS INC/MN
filed 1997-08-07
CIK 875355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended:    June 30, 1997
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

Common Stock, $.01 Per Value -- 6,860,080 shares as of August 1, 1997.

                                            Total number of pages:         12
                                            Exhibit index is on page:      11

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements  (Unaudited)

            Balance Sheets - June 30, 1997 and December 31, 1996

            Statements of Operations - Three months ended June 30, 1997 and
              1996; Six months ended June 30, 1997 and 1996

            Statements of Cash Flows -- Six months ended June 30, 1997 and 1996

            Notes to Financial Statements - June 30, 1997

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


SIGNATURES

Part I.  Financial Information
Item 1.  Financial Statements

                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                         June 30,         December 31,
ASSETS                                                                     1997               1996
-----------------------------------------------------------------      ------------       ------------
                                                                        (UNAUDITED)          (NOTE)
CURRENT ASSETS:
     Cash and cash equivalents                                         $    230,035       $    448,668
     Marketable securities                                                1,655,812            149,427
     Accounts receivable - net of $147,440 allowance                      3,974,719          2,644,851
     Inventories                                                          1,620,836          2,015,963
     Prepaid expenses                                                       373,784            215,562
                                                                       ------------       ------------
       TOTAL CURRENT ASSETS                                               7,855,186          5,474,471

PROPERTY AND EQUIPMENT:
     Production tooling, machinery and equipment                          1,876,391          1,862,311
     Office furniture and fixtures                                          364,119            364,119
     Computer equipment                                                     885,697            780,675
     Leasehold improvements                                                 312,420            312,420
                                                                       ------------       ------------
                                                                          3,438,627          3,319,525
     Accumulated depreciation and amortization                           (2,648,490)        (2,368,221)
                                                                       ------------       ------------
       TOTAL PROPERTY AND EQUIPMENT                                         790,137            951,304

INTANGIBLES                                                                 539,187            539,187
     Accumulated amortization                                              (539,187)          (539,187)
                                                                       ------------       ------------
                                                                               --                 --
                                                                       ------------       ------------
           TOTAL ASSETS                                                $  8,645,323       $  6,425,775
                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                  $    517,354       $    682,161
     Accrued compensation and benefits                                      217,533            229,019
     Accrued expenses                                                       213,296             93,534
     Other                                                                   97,727            191,077
     Line of credit                                                              --            673,281
     Current portion of lease                                               266,359             93,391
                                                                       ------------       ------------
       TOTAL CURRENT LIABILITIES                                          1,312,269          1,962,463
LONG-TERM DEBT                                                              254,463            289,326

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01; authorized--20,000,000 shares;
       issued and outstanding June 30, 1997--6,860,080 shares;
       December 31, 1996--5,403,858 shares                                   68,577             54,039
     Additional paid-in capital                                          13,083,563         10,102,397
     Unearned compensation                                                   (4,781)            (7,313)
     Accumulated deficit                                                 (6,068,768)        (5,975,137)
                                                                       ------------       ------------
       TOTAL STOCKHOLDERS' EQUITY                                         7,078,591          4,173,986
                                                                       ------------       ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $  8,645,323       $  6,425,775
                                                                       ============       ============


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended              Six Months Ended
                                                June 30                         June 30
                                      ---------------------------     ---------------------------
                                          1997            1996            1997            1996
                                      -----------     -----------     -----------     -----------
NET SALES                             $ 4,198,332     $ 3,818,139     $ 8,353,898     $ 7,617,956
Cost of Sales                           1,887,026       1,882,728       3,756,855       3,650,341
                                      -----------     -----------     -----------     -----------
    GROSS PROFIT                        2,311,306       1,935,411       4,597,043       3,967,615

OPERATING EXPENSES:
    POPS Program                          189,928              --         358,852              --
    Sales                               1,277,090       1,047,382       2,428,453       2,074,604
    Marketing                             343,061         395,330         768,618         914,529
    Product Development                   128,156         116,308         236,102         227,825
    General & Administrative              493,360         465,655         909,147         937,748
                                      -----------     -----------     -----------     -----------
       TOTAL OPERATING EXPENSES         2,431,595       2,024,675       4,701,172       4,154,706
                                      -----------     -----------     -----------     -----------
           OPERATING INCOME (LOSS)       (120,289)        (89,264)       (104,129)       (187,091)

OTHER INCOME (EXPENSE):
    Interest Income                        28,505          10,883          54,561          23,990
    Interest Expense                      (10,296)        (13,717)        (25,405)        (27,326)
    Other Income (Expense)                  8,542           3,767         (15,529)         11,187
                                      -----------     -----------     -----------     -----------
   PRE-TAX INCOME (LOSS)                  (93,538)        (88,331)        (90,502)       (179,240)

Provision for Income Tax                    1,500             500           3,129           4,078
                                      -----------     -----------     -----------     -----------
           NET INCOME (LOSS)          $   (95,038)    $   (88,831)    $   (93,631)    $  (183,318)
                                      ===========     ===========     ===========     ===========
Net Income (Loss) per share           $     (0.01)    $     (0.02)    $     (0.01)    $     (0.03)
                                      ===========     ===========     ===========     ===========

Weighted average shares and
share equivalents outstanding           6,860,080       5,403,858       6,731,608       5,403,384
                                      ===========     ===========     ===========     ===========


                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30
                                                                -------------------------
                                                                    1997           1996
                                                                -----------     ---------
OPERATING ACTIVITIES:
     Net income (loss)                                          $   (93,631)    $(183,318)
     Non-cash expenses included in income (loss):
         Depreciation and amortization                              280,269       267,047
         Provision for bad debt expense                              34,000        25,500
         Amortization of unearned compensation                        2,502         4,406
     Changes in operating assets & liabilities:
         Accounts receivable                                     (1,363,868)     (333,191)
         Inventories                                                395,127       277,126
         Prepaids and other                                        (159,870)      242,739
         Accounts payable                                          (164,807)     (279,692)
         Accrued compensation and benefits                          (11,486)      (49,027)
         Other accrued expenses                                     195,044       108,735
                                                                -----------     ---------
             NET CASH USED IN OPERATING ACTIVITIES                 (886,720)       80,325

INVESTING ACTIVITIES:
     Purchases of property and equipment                           (119,102)     (147,683)
     Purchase of marketable securities                           (1,504,737)           --
                                                                -----------     ---------
             NET CASH PROVIDED BY (USED IN) INVESTING
               ACTIVITIES                                        (1,623,839)     (147,683)

FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                       2,995,734        46,709
     Principal payments under long-term debt agreement              (30,527)      (41,192)
     Proceeds from credit line                                     (673,281)      100,000
                                                                -----------     ---------
             CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      2,291,926       105,517
                                                                -----------     ---------

             INCREASE (DECREASE) IN CASH & EQUIVALENTS             (218,633)       38,159

Cash and equivalents at beginning of period                         448,668       583,613
                                                                -----------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   230,035     $ 621,772
                                                                ===========     =========


                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996.


NOTE B -- INVENTORIES

Inventories consist primarily of Finished Goods on site.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                      (Second Quarter Ended June 30, 1997)

RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the second quarter ended June 30, 1997 were $4,198,000, an increase of 10%, compared to net sales of $3,800,000 for the second quarter of 1996. For the six months ended June 30, 1997, net sales were $8,354,000, an increase of 10% compared to net sales of $7,618,000 for the first half of 1996. Revenue from the sales of the SIGNright system was relatively flat for the first half of 1997 and was down from comparable sales of the Impulse Retail System in the first half of 1996. The sale of sign cards used with the Impulse Retail System and SIGNright system also remain relatively flat. Sales of Stylus software and related supplies increased substantially in the second quarter.

GROSS PROFIT. The Company's gross profit for the second quarter of 1997 increased 20% to $2,311,000, compared to $1,935,000 for the second quarter of 1996. Gross profit for the first six months of 1997 increased 16% to $4,597,000, compared to $3,968,000 for the first half of 1996. The increase in gross profit for the second quarter and six months of 1997 is primarily due to an increase in Stylus software sales, which has very high margins. Gross profit as a percentage of net sales was 55% for the second quarter of 1997, compared to 50.7% for the second quarter of 1996, and was 55% for the first six months of 1997, compared to 52.1% for the first half of 1996.

OPERATING EXPENSES. Operating expenses increased 20% in the second quarter of 1997 compared to the second quarter of 1996, and increased 13% for the first six months of 1997, compared to the first half of 1996. Sales expenses increased 22% and 17%, respectively. The increase reflects higher commissions due to higher sales. Marketing expenses decreased 14% and 16%, respectively, product development expenses increased 10% and 4%, respectively, and general and administrative expenses increased 6% for the second quarter and decreased 3% for the first half of 1997. The Company incurred $190,000 and $359,000 for the first quarter and the first half of 1997, respectively, for POPS program operating expenses as the Company proceeded to kick-off the Insignia POPS program. The Company expects marketing, general and administrative and product development expenses to remain flat, sales expenses to increase as sales commissions increase as sales increase, and POPS program expenses to increase as the Insignia POPS program gets underway.

Operating expenses as a percentage of net sales were 57% in the second quarter of 1997 and 56% for the first six months of 1997, compared to 53% in the second quarter of 1996 and 55% for the first half of 1996. The increase as a percentage of net sales in 1997 was a result of initial POPS program expenses and increased sales commissions paid. The Company expects its operating expenses as a percent of net sales to increase as the POPS program operating expenses continue to increase.

NET INCOME (LOSS). The Company had a net loss of $(95,000), or $(.01) per share for the second quarter of 1997, compared to a net loss of $(89,000), or $(.02) per share for the second quarter of 1996. For the first six months of 1997, the net loss was $(94,000), or $(0.01) per share, compared to a net loss of $(183,000), or $(.03) per share for the first half of 1996. The decrease in net loss for the first half of 1997 was the result of an increase in sales and an increase in the sale of higher margin items. The net loss for the second quarter of 1997 was the due primarily to incurring Insignia POPS program operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, working capital was $6,543,000, compared to $3,512,000 at December 31, 1996. Cash, cash equivalents and marketable securities increased $1,288,000 from $598,000 at December 31, 1996 to $1,886,000 on June 30, 1997,
primarily due to the proceeds received from the issuance of common stock, offset by an increase in accounts receivable, an increase in prepaids and other, and a decrease in accounts payable. Accounts receivable increased $1,364,000 during the first half of 1997 due to strong quarter-end sales and the granting of extended terms. The Company expects accounts receivable levels to grow as sales volume increases and the extended terms program is continued.

The Company anticipates that its working capital needs will continue to increase due to the expected growth in the business. However, as a result of the issuance of additional common stock during the first quarter of 1997, the Company believes that it will have sufficient capital resources to fund its current business operations anticipated growth for the foreseeable future.

Part II.  Other Information

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Shareholders on May 8, 1997.

          The shareholders present or by proxy voted to elect G. L. Hoffman, Erwin A. Kelen, Gordon F. Stofer, and Frank D. Trestman as directors with each director receiving the following votes:

                                                      WITHHOLD
                                         FOR          AUTHORITY
                                         ---          ---------
          G. L. Hoffman               5,816,502         35,879
          Erwin A. Kelen              5,816,502         35,899
          Gordon F. Stofer            5,816,502         35,899
          Frank D. Trestman           5,816,502         35,899

          The shareholders present or by proxy voted to approve the appointment of Ernst & Young LLP as independent auditors with 5,825,573 votes for and 16,591 votes against, 10,237 votes abstaining and no broker non-votes.

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


Dated:   August 4, 1997                      Insignia Systems, Inc.
                                                  (Registrant)

                                        /s/  G. L. Hoffman
                                             -------------------------------
                                             G. L. Hoffman
                                             President

                                        /s/  John R. Whisnant
                                             -------------------------------
                                             John R. Whisnant
                                             Vice President of Finance

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           EXHIBIT INDEX TO FORM 10-Q



For the quarter ended                               Commission File No.: 0-19380
June 30, 1997


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

11    Statement re computation of earnings per share...................12