Form 10-Q
period 1997-09-30
INSIGNIA SYSTEMS INC/MN
filed 1997-10-30
CIK 875355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

For the period ended:                     September 30, 1997
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

Common Stock, $.01 Par Value -- 6,860,080 shares as of October 30, 1997.

                                      Total number of pages:     12
                                      Exhibit index is on page:  11

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES


PART I.        FINANCIAL INFORMATION
------------------------------------

Item 1.        Financial Statements  (Unaudited)

               Balance Sheets -- September 30, 1997 and December 31, 1996

               Statements of Operations -- Three months ended September 30, 1997 and 1996; Nine months ended September 30, 1997 and 1996.

               Statements of Cash Flows -- Nine months ended September 30, 1997 and 1996

               Notes to Financial Statements -- September 30, 1997

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



PART II.       OTHER INFORMATION
--------------------------------

Item 1.        Legal Proceedings
Item 2.        Changes in Securities
Item 3.        Defaults upon Senior Securities
Item 4.        Submission of Matters to a Vote of Security Holders
Item 5.        Other Information
Item 6.        Exhibits and Reports on  Form 8-K



SIGNATURES

Part I.  Financial Information
Item 1.  Financial Statements

                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                        September 30,          December 31,
ASSETS                                                                      1997                  1996
------------------------------------------------------                  -------------          -----------
                                                                         (UNAUDITED)              (NOTE)
CURRENT ASSETS:
     Cash and cash equivalents                                           $  (155,703)          $   448,668
     Marketable securities                                                 1,071,023               149,427
     Accounts receivable - net of $174,057 allowance                       3,523,531             2,644,851
     Inventories                                                           1,781,286             2,015,963
     Prepaid expenses                                                        657,761               215,562
                                                                         -----------           -----------
       TOTAL CURRENT ASSETS                                                6,877,898             5,474,471

PROPERTY AND EQUIPMENT:
     Production tooling, machinery and equipment                           1,891,519             1,862,311
     Office furniture and fixtures                                           361,350               364,119
     Computer equipment                                                      938,151               780,675
     Leasehold improvements                                                  312,420               312,420
                                                                         -----------           -----------
                                                                           3,503,440             3,319,525
     Accumulated depreciation and amortization                            (2,772,811)           (2,368,221)
                                                                         -----------           -----------
       TOTAL PROPERTY AND EQUIPMENT                                          730,629               951,304

INTANGIBLES                                                                  539,187               539,187
     Accumulated amortization                                               (539,187)             (539,187)
                                                                         -----------           -----------
                                                                                  --                    --
                                                                         -----------           -----------
           TOTAL ASSETS                                                  $ 7,608,527           $ 6,425,775
                                                                         ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                    $   636,761           $   682,161
     Accrued compensation and benefits                                       238,985               229,019
     Accrued expenses                                                         78,621                93,534
     Other                                                                    99,978               191,077
     Line of credit                                                          271,013               673,281
     Current portion of lease                                                169,443                93,391
                                                                         -----------           -----------
       TOTAL CURRENT LIABILITIES                                           1,494,801             1,962,463

LONG-TERM DEBT                                                               228,580               289,326

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01; authorized--20,000,000 shares;
       issued and outstanding June 30, 1997--6,860,080 shares;
       December 31, 1996--5,403,858 shares                                    68,577                54,039
     Additional paid-in capital                                           13,083,563            10,102,397
     Unearned compensation                                                    (3,516)               (7,313)
     Accumulated deficit                                                  (7,263,478)           (5,975,137)
                                                                         -----------           -----------
       TOTAL STOCKHOLDERS' EQUITY                                          5,885,146             4,173,986
                                                                         -----------           -----------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 7,608,527           $ 6,425,775
                                                                         ===========           ===========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended              Nine Months Ended
                                               September 30                    September 30
                                      ---------------------------     -----------------------------
                                          1997            1996            1997             1996
                                      -----------     -----------     ------------     ------------
NET SALES                             $ 2,778,771     $ 3,543,712     $ 11,132,669     $ 11,161,668
Cost of Sales                            1,501438       1,653,563        5,258,293        5,303,904
                                      -----------     -----------     ------------     ------------
    GROSS PROFIT                        1,277,333       1,890,149        5,874,376        5,857,764

OPERATING EXPENSES:
    POPS Program                          320,607            --            679,459             --
    Sales                               1,147,682       1,125,614        3,576,135        3,200,218
    Marketing                             371,125         363,508        1,139,743        1,278,037
    Product Development                   139,757         128,486          375,859          356,311
    General & Administrative              500,862         466,513        1,410,009        1,404,261
                                      -----------     -----------     ------------     ------------
       TOTAL OPERATING EXPENSES         2,480,033       2,084,121        7,181,205        6,238,827
                                      -----------     -----------     ------------     ------------
           OPERATING INCOME (LOSS)     (1,202,700)       (193,972)      (1,306,829)        (381,063)

OTHER INCOME (EXPENSE):
    Interest Income                        20,476          14,105           75,037           38,095
    Interest Expense                      (12,686)        (17,477)         (38,091)         (44,803)
    Other Income (Expense)                    200           1,792          (15,329)           12,97
                                      -----------     -----------     ------------     ------------
       PRE-TAX INCOME (LOSS)           (1,194,710)       (195,552)      (1,285,212)        (374,792)

Provision for Income Tax                     --               500            3,129            4,578
                                      -----------     -----------     ------------     ------------
           NET INCOME (LOSS)          $(1,194,710)    $  (196,052)    $ (1,288,341)    $   (379,370)
                                      ===========     ===========     ============     ============
Net Income (Loss) per share           $     (0.17)    $     (0.04)    $      (0.19)    $      (0.07)
                                      ===========     ===========     ============     ============
Weighted average shares and
share equivalents outstanding           6,860,080       5,403,858        6,775,062        5,403,544
                                      ===========     ===========     ============     ============

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30
                                                                -------------------------
                                                                    1997           1996
                                                                -----------     ---------
OPERATING ACTIVITIES:
     Net income (loss)                                          $(1,288,341)    $(379,370)
     Non-cash expenses included in income (loss):
         Depreciation and amortization                              404,590       397,310
         Provision for bad debt expense                              59,500        51,000
         Amortization of unearned compensation                        3,767         6,609

     Changes in operating assets & liabilities:
         Accounts receivable                                       (938,180)     (188,747)
         Inventories                                                234,677        45,904
         Prepaids and other                                        (443,847)     (159,365)
         Accounts payable                                           (45,400)      (80,071)
         Accrued compensation and benefits                            9,966       (78,651)
         Other accrued expenses                                     (36,547)       40,278
                                                                -----------     ---------
             NET CASH USED IN OPERATING ACTIVITIES               (2,039,815)     (345,103)

INVESTING ACTIVITIES:
     Purchases of property and equipment                           (183,915)     (266,743)
     Purchase of marketable securities                             (919,948)           --
                                                                -----------     ---------

             NET CASH PROVIDED BY (USED IN) INVESTING
               ACTIVITIES                                        (1,103,863)     (266,743)

FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                       2,995,734        46,709
     Principal payments under long-term debt agreement              (54,159)     (162,574)
     Proceeds from credit line                                     (402,268)      100,000

                                                                -----------     ---------
             CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      2,539,307       (15,865)
                                                                -----------     ---------

             INCREASE (DECREASE) IN CASH & EQUIVALENTS             (604,371)     (627,711)

Cash and equivalents at beginning of period                         448,668       583,613
                                                                -----------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  (155,703)    $ (44,098)
                                                                ===========     =========

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996.


NOTE B -- INVENTORIES

Inventories consist primarily of Finished Goods on site.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            (Third Quarter and Nine Months Ended September 30, 1997)

RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the third quarter ended September 30, 1997 were $2,779,000, an decrease of 22% compared to net sales of $3,544,000 for the third quarter of 1996. For the nine months ended September 30, 1997, net sales were $11,133,000, a decrease of .3% compared to net sales of $11,162,000 for the first nine months of 1996. Revenue from the sale of the Impulse(R) and SIGNright(TM) systems decreased over the first nine months of 1997. The sale of sign cards used with the Impulse and SIGNright systems also decreased over the first nine months of 1997. Sales of Stylus(R) our PC-based sign and label software and related supplies decreased substantially in the third quarter.

GROSS PROFIT. The Company's gross profit for the third quarter of 1997 decreased 32% to $1,278,000, compared to $1,890,000 for the third quarter of 1996. Gross profit for the first nine months of 1997 increased 11% to $5,874,000, compared to $5,858,000 for the first nine months of 1996. The decrease in gross profit for the third quarter is primarily due to the overall decrease in net sales. Gross profit as a percentage of net sales was 41.0% for the third quarter of 1997, compared to 53.3% for the third quarter of 1996 and was 52.1% for the first nine months of 1997, compared to 52.5% for the first nine months of 1996.

OPERATING EXPENSES. Operating expenses increased 19% in the third quarter of 1997 compared to the third quarter of 1996 and increased 15% for the first nine months of 1997 compared to the first nine months of 1996. Sales expenses increased 2% in the third quarter of 1997 compared to the third quarter of 1996, and increased 12% for the first nine months of 1997 compared to the first nine months of 1996. The increase reflects fixed sales expenses being a larger percentage of total sales expenses. Marketing expenses increased 2% in the third quarter of 1997 compared to the third quarter of 1996, but decreased 11% for the first nine months of 1997 compared to the first nine months of 1996. Product development expenses increased 9% and 6%, respectively. General and administrative expenses increased 7% and 1%, respectively. The Company incurred no POPS program operating expenses in 1996. The POPS program operating expenses for the third quarter of 1997 was $320,000 and for the nine months ended September 30, 1997 was $679,000. The Company expects that its operating expenses for the fourth quarter of 1997 will be comparable to the third quarter of 1997.

Operating expenses as a percentage of net sales were 89% in the third quarter of 1997 and 65% for the first nine months of 1997, compared to 59% for the third quarter of 1996 and 56% for the first nine months of 1996. For the fourth quarter of 1997, the Company expects its operating expenses as a percentage of net sales to increase compared to the fourth quarter of 1996 as a result of the POPS program expenses, but to decrease compared to the third quarter of 1997 as net sales are expected to increase.

NET INCOME OR LOSS. The Company had a net loss of $(1,195,000), or $(.17) per share for the third quarter of 1997, compared to a net loss of $(196,000), or $(04) per share for the third quarter of 1996. For the first nine months of 1997, the net loss was $(1,288,000), or $(.19) per share compared to a net loss of $(379,000), or $(.07) per share for the first nine months of 1996. The net loss for the third quarter of 1997 and the increase in the net loss for the first nine months of 1997 compared to the first nine months of 1996 resulted primarily from significantly lower SIGNright and Stylus software sales and somewhat lower sign card sales.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, working capital was $5,383,000 compared to $4,087,000 at December 31, 1996. Cash, cash equivalents and marketable securities increased $318,000 from $598,000 at December 31, 1996 to $915,000 at September 30, 1997,
due to the increase in additional paid-in capital of $2,996,000 reduced by the net loss of $(1,288,000) and the increase in accounts receivable of $938,000. Accounts receivable increased $938,000 during the first nine months of 1997 due to an increase in extended payment terms offered to certain customers. Inventories decreased $235,000 as the company reduced its inventory levels. The Company expects inventory levels to grow as sales volume increases. Accounts receivable balances should decrease as customers pay off the extended payment terms.

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

                                                  Insignia Systems, Inc.
Dated: October 30, 1997                     ------------------------------------
                                                      (Registrant)


                                            /s/   G. L. Hoffman
                                                  ------------------------------
                                                  G. L. Hoffman
                                                  President


                                            /s/   John R. Whisnant
                                                  ------------------------------
                                                  John R. Whisnant
                                                  Vice President of Finance

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q




For the quarter ended                               Commission File No.: 0-19380
September 30, 1997


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

   11       Statement re computation of earnings per share.......... 12