Form 10-K405
period 1997-12-31
INSIGNIA SYSTEMS INC/MN
filed 1998-03-31
CIK 875355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the year ended December 31, 1997 Commission File Number 0-19380


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

      Number of shares of outstanding Common Stock, $.01 par value, as of March 13, 1998 was 6,857,720.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1998 was approximately $10,715,187 based upon the last sale price of the registrant's Common Stock on such date.

                      Documents Incorporated By Reference:

            Portions of registrant's 1997 Annual Report to Shareholders are incorporated by reference in Part II; portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 21, 1998 are incorporated by reference into Part III.

PART I.

Item 1.  Business

GENERAL

            Insignia Systems, Inc. (the "Company") markets sign and label production software and equipment primarily to retailers. The Company's first product, the Impulse(R) Retail System, was sold to retail merchants between 1990 and November 1996 to quickly and easily produce high quality signs in their stores. In November, 1996 the Company replaced the Impulse Retail System with the SIGNright(R) system, which performs essentially the same functions as the Impulse. In January 1998, the Company eliminated the direct sale of the SIGNright system by in-house telemarketers, but will continue to market the SIGNright system through its independent sales representatives. Thus, the Company anticipates machine sales in 1998 to be approximately one-half of machine sales in 1997. The Company's business strategy with the Impulse system, and now with the SIGNright system, is to obtain both initial revenue from the sale of electronic sign production equipment and software, and recurring revenue from the sale of the sign cards, label supplies, and accessories used with them. The Company's second product, a PC-based software product tradenamed Stylus(R), is used by retail chains to produce signs, labels, and posters. The Company's third product, Insignia POPS,(TM) combines the Company's expertise in signage and in-store merchandising with its Stylus software products to provide for a unique sign to be ordered by a brand manufacturer and placed in a participating supermarket. The Company markets its Stylus software and the Insignia POPS through a direct marketing process, its sign systems through in-direct distribution channels and through independent distributors in foreign markets and its accessories and supplies principally through telemarketers.

INDUSTRY AND MARKET BACKGROUND

            Product manufacturers are constantly seeking in-store ways to motivate consumers to buy that particular manufacturer's product. Industry studies have proven that the shelf edge sign represents the final and best opportunity for the manufacturer to convince the consumer to buy. The Company estimates that manufacturers now spend approximately $1 billion annually on in-store efforts. The Company's market studies indicate that in-store signs are the most effective means of inducing a purchase, second only to personal demonstrations and sampling. The Company's marketing studies also indicate that the most effective sign contains information that can be best supplied by the product manufacturer in combination with the retailer's price and design look.

            The Company estimates that of the approximately 1.1 million retail stores in the United States, about 100,000 are independent retailers that are too small to be good prospects for the SIGNright system and about 350,000 are too large or are affiliated with a large chain which uses centralized computer equipment. The Company considers its primary U.S. market for the SIGNright system to be the approximately 650,000 medium and large independent retailers and small retail chains that lie between the two extremes. The Company believes that there is a shrinking but still significant market among such stores for an easy-to-use, low cost, standalone, on-site system that can quickly produce a wide variety of professional quality signs. The Company considers its primary U.S. market for the Stylus software to be the approximately 350,000 large independent retailers and chain retailers.

POPS (POINT OF PURCHASE SERVICES)

            The Insignia POPS program is a first-of-its-kind partnership between retailers and manufacturers which enables coordination and customization of in-store point-of-purchase promotional programs from a national to local store level. By utilizing proprietary technology, the Insignia POPS program creates in-store point-of-purchase media to significantly increase sales while providing new product message and pricing flexibility for manufacturers at the most critical consumer decision-making point. The Insignia POPS program links manufacturers and retailers by providing a central coordination point, ensuring that in-store media programs reflect the goals and objectives of both, while helping customers make buying decisions.

            The retailers will contract with Insignia POPS to organize and deliver product messages from the food manufacturer to the retailer's own computer. The sign, including the retailer's logo, design, color and price in combination with the manufacturer's selling messages and images, will be created by the Company, printed by the retailer and placed at the shelf by store personnel. The Company collects, organizes, formats, and then delivers the sign electronically directly to the retailer's computer where the retailer-controlled information is added. The Company will charge the manufacturer on average, $4.75 per sign/per week/per store. The retailer will then receive a percentage of the revenue paid by the manufacturer to the Company based upon audits and product movement data provided to Insignia.

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

THE SIGNRIGHT SYSTEM

            The Impulse Retail System was developed by an independent product design and development firm (the "Developer"). In November 1996, the Company replaced the Impulse Retail System with the SIGNright system. The Company believes that the primary market for the SIGNright system is medium and large independent retailers and small retail chains. The Company estimates that there are approximately 650,000 such retail locations in the United States. Within this market, the Company initially focused on hardware and do-it-yourself stores and food and grocery stores because of their number and propensity to use signs. The Company now sells to customers in nineteen different retail market segments. In January 1998, the Company ceased marketing the SIGNright system through direct telemarketing channels, but will continue to market and sell the SIGNright machine through in-direct channels.

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

            The SIGNright machine has one built-in type font and additional fonts are available on cartridges for $60 each. Additional cartridges, priced at $60 each, provide portfolios of sign formats designed specifically for the various retail market segments. The SIGNright machine has a built-in internal memory and an available external memory cartridge so that frequently used or customized sign formats can be easily stored for later use. The current retail price of the SIGNright system is $795 ($1,195 if an average number of type fonts and sign format cartridges are included). The SIGNright cartridges are copyrighted and each cartridge is marked accordingly.

            Sign cards are sold by the Company in a variety of sizes, colors and combinations and can be customized to include pre-printed custom artwork (such as the retailer's logo) as required by the customer. Approximately 41% of 1997 revenues came from the sale of sign cards and the Company expects that this percentage will be slightly lower in the future as the Company broadens its product mix.

MARKETING AND SALES

            The Company's marketing strategy is to focus on food manufacturers and food retailers. By utilizing the Insignia POPS program, food manufacturers and food retailers can easily accomplish what had previously been either impossible or extremely difficult: tailoring national promotional programs to retaional and local needs with minimal effort. In addition to the benefits provided to manufacturers and retailers, POPS media allows for more information to be provided to consumers to aid in purchasing decisions, and because the POPS media is consistent in format and design, consumer messages are clearer. In essence, POPS is the most complete in-store media promotion program available, benefiting consumer, retailer, and manufacturer.

            The Company markets its Stylus software in the United States through an integrated marketing program that begins with targeted direct mailings, advertising, participation in trade shows and developing industry relationships. The marketing program than proceeds to a visit by a direct sales representative to sell the Stylus software.

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

            Through December 1997, the Company marketed the SIGNright system through telemarketing by in-house sales personnel or a visit by an independent sales representative. In January 1998, the Company eliminated the direct sale of the SIGNright system by in-house telemarketers, but will continue to market the SIGNright system through its independent sales representatives.

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

            The SIGNright system is designed to operate in a variety of different languages with minimal modifications. In foreign markets, the Company uses independent distributors, who are currently covering 20 countries. During 1995, 1996 and 1997 foreign sales accounted for approximately 16%, 16% and 14% of total sales, respectively. The Company expects that sales to foreign distributors will be approximately 15% of total sales in 1998.

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

            The Developer has entered into a joint venture agreement with a Japanese firm (the "Supplier") to manufacture and supply the SIGNright system. The Supplier has entered into an exclusive supplier agreement whereby the Company will have the exclusive distribution rights of the SIGNright system. The manufacturing agreement requires the Company to purchase 24,000 units by October 31, 1998. The Developer could grant the same manufacturing rights for the SIGNright system to another party. However, the Developer has stated it does not presently intend to grant similar manufacturing rights to any other party.

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

            The Company has obtained trademark registration in the United States of the trademark "SIGNright" for use on sign production machines. The Company is not obligated to pay any royalty related to this trademark.

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

            The Company is seeking trademark registration in the United States of the trademark "Insignia POPS" for use on in-store point-of-purchase media. The Company is not obligated to pay any royalty related to this trademark.

PRODUCT DEVELOPMENT

            The Company's product development activities on the SIGNright system were primarily conducted by the Developer on a contract basis. The Company continues to introduce various additional complementary products such as new fonts and format cartridges, new sign card formats, new colors and new types of sign cards.

            The Stylus software product was initially developed on a contract basis beginning in 1992 and continuing through 1997. Beginning in 1993, the Company hired in-house employees to develop and modify portions of the Stylus software product. The Company plans to continue to develop enhancements to the Stylus software product using in-house employees and external software developers. Product development costs of $471,346 for 1993; $473,477 for 1994; $476,549 for 1995; $448,008 for 1996; and $493,686 for 1997 were primarily related to development of the Stylus software product.

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

COMPETITION

            Insignia POPS will be competing for the marketing expenditures of branded product manufacturers who use various forms of point-of-purchase marketing methods, such as displays, coupons, and in-store samples.

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

            The Stylus Sign and Label Works family of software products has three major competitors in its' market: Access, Inc. (Access), Electronic Label Technology, Inc. (ELT), and Retail Technologies, Inc. (RTI). Access offers a product called dSIGN, which by its very nature of requiring individual customization is focused more toward large retail chains. ELT sells numerous versions of LabelMaster. RTI markets Design-R-Labels. The Company believes that its complete line of Stylus products compares favorably on features, benefits, cost, performance, and ease of use and implementation to that of its main competitors. The Company has several products and can provide solutions to operate in the following environments: UNIX/AIX, AS/400, MD-DOS, Windows 3.1/95/NT, OBDC, or with stand -alone printers. The Company's main strengths, in relation to its competition are: merchandising, large format printing, high speed printing, image handling, ease of use, and rapid implementation for their products, services and offerings.

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

RESTRUCTURING PROGRAM

           During January 1998, the Company implemented a restructuring program (Program) to achieve a more focused marketing strategy regarding the selling of SIGNright machines. This marketing strategy eliminates the marketing and selling of SIGNright machines through direct channels. This resulted in the Company streamlining and downsizing its operations by reducing its workforce and consolidating certain employee groups. As a result of this Program, the Company reduced its workforce from 130 full time employees to 93 full time employees. The Company took a charge to earnings in December 1997 due to this restructuring in the amount of $315,000. This $315,000 charge is comprised of a $141,000 charge associated with the writing off of capitalized production tooling costs of the SIGNright machine, resulting in twelve months of unamortized costs, and $174,000 of accrued rental costs associated with a portion of the leased facility which in 1998 will be permanently idle and separate from the remaining utilized lease space. The Company incurred severance costs in the amount of $80,000 in January 1998 as a result of this workforce reduction.

EMPLOYEES

            As of March 13, 1998, the Company had 93 full-time employees. The full-time employees included 7 in telemarketing, 32 in other sales and marketing positions, 43 in operations and customer service, 7 in administration and accounting functions and 4 in senior management positions. None of the Company's employees are represented by unions.

Item 2.  Properties

            The Company is located in approximately 60,000 square feet of office and warehouse space in suburban Minneapolis, Minnesota, which has been leased until December 1998. As a result of the Company's restructuring program in January 1998, this facility is more than adequate to meet the Company's current needs and the Company is exploring the opportunity to move into a smaller facility.

Item 3.  Legal Proceedings

            None.

Item 4.  Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the Company's executive officers are as follows:

Name                 Age         Position
--------------------------------------------------------------------------------

G. L. Hoffman        48          Chairman and Secretary

Scott F. Drill       45          President and Chief Executive Officer
                                 (Effective February 24, 1998)

Paul A. Moquist      56          Executive Vice President, Sales and Marketing

John R. Whisnant     52          Vice President, Finance and Chief Financial
                                 Officer

            G. L. Hoffman, a co-founder of the Company, has been the Chairman and Secretary of the Company since it was incorporated in January 1990. Prior to February 24, 1998, Mr. Hoffman also held the positions of President and Chief Executive Officer. Prior to that time he was a co-founder of Varitronic Systems, Inc., which develops, manufactures and markets business graphic products. Mr. Hoffman was employed as Chairman, Executive Vice President and Secretary of Varitronics from 1983 until January 1990. Mr. Hoffman also had primary responsibility for developing Varitronics' international marketing and private label distribution systems.

            Scott F. Drill, has been President and Chief Executive Officer of the Company since February 24, 1998. Since May 1996 Mr. Drill was a partner in Minnesota Management Partners (MMP), a venture capital firm located in Minneapolis, Minnesota. He remains a partner in MMP, which completed investment of its capital in January of this year. From 1983 through March 1996 Mr. Drill was President and Chief Executive Officer of Varitronic Systems and Chairman since 1990. Prior to starting Varitronics, Mr. Drill held senior management positions in sales and marketing at Conklin Company and Kroy, Inc.

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


                                    PART II.

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The information required by Item 5 is incorporated herein by reference to the section labeled "Stockholder Information" which appears in the registrant's 1997 Annual Report to Shareholders.


Item 6.  Selected Financial Data

The information required by Item 6 is incorporated herein by reference to the section entitled "Financial Highlights" which appears in the registrant's 1997 Annual Report to Shareholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated herein by reference to the section entitled "Financial Review" which appears in the registrant's 1997 Annual Report to Shareholders.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

FORWARD LOOKING STATEMENTS IN THIS 10-K REPORT AND IN THE ANNUAL REPORT TO SHAREHOLDERS WHICH IS INCORPORATED HEREIN BY REFERENCE REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE IDENTIFIED BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD LOOKING STATEMENTS. READERS ARE REQUESTED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENT, WHICH SPEAK ONLY AS OF THEIR DATES. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE FOLLOWING FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED:

   *  CHANGES IN THE EXCHANGE RATE FOR JAPANESE YEN
   *  COST OF THE RAW MATERIAL
   *  RESULTS OF THE INSIGNIA POPS PROGRAM
   *  BUSINESS CONDITIONS OF THE GENERAL ECONOMY
   *  INSTALLATION OF SOFTWARE AND AVAILABILITY OF HARDWARE
   *  RELIANCE ON LICENSED PROPRIETARY RIGHTS
   *  SINGLE SOURCE SUPPLIER OF SIGNRIGHT MACHINES
   *  SIGN CARD REVENUE
   *  COMPETITION
   *  DEPENDENCE ON KEY EMPLOYEES
   *  YEAR 2000


Item 8.  Financial Statements and Supplementary Data

The information required by Item 8 is incorporated herein by reference to the Financial Statements, Notes thereto and Auditors' Report which appear in the registrant's 1997 Annual Report to Shareholders. See Item 14(a)(1) for an index of the related financial statements and schedules.



Item 9.  Disagreements with Accountants on Accounting and Financial Disclosures

None.


                                    PART III.

Item 10.  Directors and Executive Officers of the Registrant

The information required by Item 10 concerning the executive officers of the Company is submitted in a separate section of Part I of this Report.

The information required by Item 10 concerning the directors of the Company is incorporated herein by reference to the Company's proxy statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


Item 11.  Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company's proxy statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the Company's proxy statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


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


                                    PART IV.

Item 14.  Exhibits, Financial Statements, Schedule and Reports on Form 8-K

(a)      Documents filed as part of this report.
                  (1)      Financial Statements

                                                                                           Pages

Report of Independent Auditors.................................................................*
Balance Sheets as of December 31, 1997 and 1996................................................*
Statements of Operations for the years ended December 31, 1997, 1996, and 1995.................*
Statement of Changes in Stockholders' Equity for the years ended December 31, 1997,
      1996, and 1995...........................................................................*
Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.................*
Notes to Financial Statements..................................................................*


--------------------------------------------
* Incorporated by reference to the registrant's Annual Report to Shareholders for the year ended December 31, 1997. See Exhibit 13.

                                                                  Pages in this
                                                                      Form 10-K

Schedule II:  Valuation and Qualifying Accounts............................13

All other schedules are omitted because they are not required or are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

                  (2) Exhibits. See "Exhibits Index" on page following signatures.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during 1997.

SCHEDULE II.  Valuation and Qualifying Accounts



              Col. A                        Col. B                       Col. C                       Col. D           Col. E
--------------------------------------   ------------   ----------------------------------------    -----------     -------------
                                                                        Additions
                                                        ----------------------------------------
                                                                (1)                  (2)
                                         Balance at                           Charged to Other
                                         Beginning of   Charged to Costs           Accounts          Deductions      Balance at End
Description                              Period         and Expenses               Describe          Describe        of Period
--------------------------------------   ------------   -----------------     ------------------    -----------     --------------
Year ended December 31, 1997

    Allowance for doubtful accounts        $135,475        $185,000                  --             $116,093(1)     $204,382
    Provision for normal returns
     and rebates                             54,485                             $65,556  (2)          17,116(3)      102,925
    Provision for obsolete inventory        120,162          71,500                                   63,713(4)      127,949

Year ended December 31, 1996

    Allowance for doubtful accounts          88,587          70,000                  --               23,112(1)      135,475
    Provision for normal returns
     and rebates                             99,166                               5,069  (2)          49,750(3)       54,485
    Provision for obsolete inventory        108,000          47,500                                   35,338(4)      120,162

Year ended December 31, 1995
    Allowance for doubtful accounts          68,418          80,500                  --               60,330(1)       88,587
    Provision for normal returns
     and rebates                            118,681                              84,431  (2)         103,946(3)       99,166
    Provision for obsolete inventory         98,394          79,616                                   70,010(4)      108,000


--------------------------------------------------
(1)   Uncollectable accounts written off, net of recoveries.
(2)   Charged against sales.
(3)   Rebates paid to customer buying groups.
(4)   Inventory scrapped and disposed of.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            By:      /s/ G. L. Hoffman
                                                      G. L. Hoffman
                                                      Chairman
Dated:      March 30, 1998

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

Signature                     Title                                             Date
-----------------------       ------------------------------------------------- --------------
/s/ G. L. Hoffman             Chairman and Secretary                            March 30, 1998
G. L. Hoffman

/s/ Scott F. Drill            President and Chief Executive Officer             March 30, 1998
Scott F. Drill                (principal executive officer)

/s/ John R. Whisnant          Vice President of Finance and Chief Financial     March 30, 1998
John R. Whisnant              Officer (principal financial officer)


/s/ Erwin A. Kelen            Director                                          March 30, 1998
Erwin A. Kelen

/s/ Don E. Schultz            Director                                          March 30, 1998
Don E. Schultz

/s/ Gordon F. Stofer          Director                                          March 30, 1998
Gordon F. Stofer

/s/ Frank D. Trestman         Director                                          March 30, 1998
Frank D. Trestman


                           EXHIBIT INDEX TO FORM 10-K

                      For the year ended December 31, 1997
                           Commission File No: 0-19380

 Exhibit                                                                 Page Number or Incorporation
  Number     Description                                                 By Reference To
---------    ---------------------------------------------------------   -----------------------------------------------------------
   3.1       Articles of Incorporation of Registrant, as amended to      Exhibit 3.1 of the Registrant's Registration Statement of
             date                                                        Form S-18, Reg. No. 33-40765C

   3.2       Bylaws, as amended to date                                  Exhibit 3.2 of the Registrant's Registration Statement of
                                                                         Form S-18, Reg. No. 33-40765C

   4.1       Specimen Common Stock Certificate of Registrant             Exhibit 4.1 of the Registrant's Registration Statement of
                                                                         Form S-18, Reg. No. 33-40765C

   10.1      License Agreement between Thomas and Lawrence McGourty      Exhibit 10.1 of the Registrant's Registration Statement of
             and the Company dated January 23, 1990, as amended          Form S-18, Reg. No. 33-40765C

   10.2      Barcode License and Support Agreement between Thomas and    Exhibit 10.2 of the Registrant's Registration Statement of
             Lawrence McGourty and the Company dated January 23, 1990    Form S-18, Reg. No. 33-40765C

                                                                         Exhibit 10.3 of the Registrant's Annual Report on Form 10-K
   10.3      The Company's 1990 Stock Plan, as amended                   for the year ended December 31, 1995

   10.4      Sign Printer Sales Agreement between the Company and        Exhibit 10.4 of the Registrant's Registration Statement of
             Creative Machineries International, Inc. dated January      Form S-18, Reg. No. 33-40765C
             29, 1990, as amended

   10.6      Lease Agreement between R. L. Johnson Investment Company,   Exhibit 10.6 of the Registrant's Annual Report on Form 10-K
             Inc. and the Company, dated October 22, 1992                for the year ended December 31, 1992

   10.7      Common Stock Warrant dated September 28, 1990 issued to     Exhibit 10.7 of the Registrant's Registration Statement of
             Erwin Kelen                                                 Form S-18, Reg. No. 33-40765C

   10.8      Non competition and Consulting Agreement between            Exhibit 10.12 of the Registrant's Registration Statement of
             Varitronics and G. L. Hoffman dated January 12, 1990        Form S-18, Reg. No. 33-40765C

   10.9      Employee Stock Purchase Plan                                Exhibit 10.14 of the Registrant's Annual Report on Form
                                                                         10-K for the year ended December 31, 1994

  10.10      Loan and Security Agreement between FBS Business Finance    Exhibit 10.15 of the Registrant's Annual Report on Form
             Corporation and the Company dated July 31, 1995             10-K for the year ended December 31, 1995

  10.11      Loan Agreement between Republic Acceptance Corporation      Exhibit 10.16 of the Registrant's Annual Report on Form
             and the Company dated December 20, 1997                     10-K for the year ended December 31, 1997

    13       Registrant's Annual Report to Shareholders for 1997         17

    23       Consent of Ernst & Young LLP                                39

    25       Power of Attorney (See signature page of this Form 10-K)    14

    27       Financial Data Schedule                                     40
