Form 10-Q
period 1998-03-31
INSIGNIA SYSTEMS INC/MN
filed 1998-05-14
CIK 875355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

For the period ended:                      March 31, 1998
                     -----------------------------------------------------------

Commission File Number:                       0-19380
                        --------------------------------------------------------

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

                                X   Yes         No
                              -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Per Value -- 6,897,721 shares as of May 8, 1998.

                                                  Total number of pages: 9

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited)

          Balance Sheets -- March 31, 1998 and December 31, 1997

          Statements of Operations -- Three months ended March 31, 1998 and 1997

          Statements of Cash Flows -- Three months ended March 31, 1998 and 1997

          Notes to Financial Statements -- March 31, 1998

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



SIGNATURES

Part I.   Financial Information
Item 1.   Financial Statements

                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                  March 31,     December 31,
ASSETS                                                                              1998            1997
---------------------------------------------------------------                 ------------    ------------
                                                                                (UNAUDITED)        (NOTE)
CURRENT ASSETS:
      Cash and cash equivalents                                                 $    566,513    $          0
      Marketable securities                                                          168,626         464,837
      Accounts receivable - net of $229,822 allowance                              1,883,253       2,712,505
      Inventories                                                                  1,623,958       1,617,578
      Prepaid expenses & other                                                       168,854         540,028
                                                                                ------------    ------------
         TOTAL CURRENT ASSETS                                                      4,411,204       5,334,948

PROPERTY AND EQUIPMENT:
      Production tooling, machinery and equipment                                  1,915,389       1,902,704
      Office furniture and fixtures                                                  356,099         356,099
      Computer equipment                                                             998,372         978,952
      Leasehold improvements                                                         312,420         312,420
                                                                                ------------    ------------
                                                                                   3,582,280       3,550,175
      Accumulated depreciation and amortization                                   (3,124,576)     (3,030,500)
                                                                                ------------    ------------
         TOTAL PROPERTY AND EQUIPMENT                                                457,704         519,675

INTANGIBLES                                                                          539,187         539,187
      Accumulated amortization                                                      (539,187)       (539,187)
                                                                                ------------    ------------
                                                                                          --              --
                                                                                ------------    ------------
               TOTAL ASSETS                                                     $  4,868,908    $  5,854,623
                                                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                          $    686,907    $    424,361
      Accrued compensation and benefits                                              178,141         234,291
      Accrued expenses                                                               194,793         245,028
      Current portion of long-term debt                                              105,837         103,221
      Line of credit                                                                 703,392         365,447
      Other                                                                          501,404         500,929
                                                                                ------------    ------------
         TOTAL CURRENT LIABILITIES                                                 2,370,474       1,873,277

LONG-TERM DEBT                                                                       158,644         186,104

STOCKHOLDERS' EQUITY:
      Common stock, par value $.01; authorized--20,000,000 shares;
         issued and outstanding March 31, 1998--6,877,721 shares;
         December 31, 1997--6,857,721 shares                                          68,852          68,578
      Additional paid-in capital                                                  13,110,788      13,083,563
      Unearned compensation                                                             (983)         (2,250)
      Accumulated deficit                                                        (10,838,867)     (9,354,649)
                                                                                ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                                                2,339,790       3,795,242
                                                                                ------------    ------------
            TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $  4,868,908    $  5,854,623
                                                                                ============    ============


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31
                                                       --------------------------
                                                          1998           1997
                                                       -----------    -----------
NET SALES                                              $ 2,331,926    $ 4,155,566
Cost of Sales                                            1,315,898      1,869,829
                                                       -----------    -----------
     GROSS PROFIT                                        1,016,028      2,285,737

OPERATING EXPENSES:
     Restructuring Charge                                  572,293              0
     Insignia POPS Program                                 369,652        168,924
     Sales                                                 603,849      1,151,363
     Marketing                                             282,698        425,557
     Product Development                                   128,569        107,946
     General and Administrative                            514,579        415,787
                                                       -----------    -----------
         TOTAL OPERATING EXPENSES                        2,471,640      2,269,577
                                                       -----------    -----------
               OPERATING INCOME (LOSS)                  (1,455,612)        16,160

Other Income (Expense):
      Interest Income                                        4,887         26,056
      Interest Expense                                     (27,324)       (15,109)
      Other Income (Expense)                                (5,669)       (24,071)
                                                       -----------    -----------
         PRE-TAX INCOME (LOSS)                          (1,483,718)         3,036

Provision For Income Tax                                       500          1,629
                                                       -----------    -----------
            NET INCOME (LOSS)                          $(1,484,218)   $     1,407
                                                       ===========    ===========

Net income (loss) per share:
   Basic and diluted                                   $     (0.22)   $      0.00
                                                       ===========    ===========

Shares used in calculation of net loss per share:
   Basic and diluated                                    6,861,277      6,586,956
                                                       ===========    ===========


                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31
                                                             --------------------------
                                                                1998           1997
                                                             -----------    -----------
OPERATING ACTIVITIES:
      Net income (loss)                                      $(1,484,217)   $     1,407
      Non-cash expenses included in income (loss):
            Depreciation and amortization                         94,076        145,366
            Provision for bad debt expense                        25,500         17,000
            Amortization of unearned compensation                  1,267          1,267
      Changes in operating assets and liabilities:
            Accounts receivable                                  803,752       (384,646)
            Inventories                                           (6,380)       341,132
            Prepaids and other                                   371,174       (570,354)
            Accounts payable                                     262,546       (126,357)
            Accrued compensation and benefits                    (56,150)       (48,300)
            Other accrued expenses                               (49,760)       101,838
                                                             -----------    -----------
                     NET CASH USED IN OPERATING ACTIVITIES       (38,192)      (521,647)

INVESTING ACTIVITIES:
      Purchases of property and equipment                        (32,105)       (96,124)
      Sale of marketable securities                              296,211             --
                                                             -----------    -----------
            NET CASH PROVIDED BY (USED IN)
              INVESTING ACTIVITIES                               264,106        (96,124)

FINANCING ACTIVITIES:
      Proceeds from issuance of Common Stock                      27,499      3,013,288
      Principle payments under long-term debt agreement          (24,844)        (7,479)
      Proceeds from credit line                                  337,945       (673,281)
                                                             -----------    -----------
            CASH PROVIDED BY FINANCING ACTIVITIES                340,600      2,322,528
                                                             -----------    -----------

             DECREASE IN CASH AND EQUIVALENTS                    566,514      1,714,757

Cash and cash equivalents at beginning of period                       0        448,668
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   566,514    $ 2,163,425
                                                             ===========    ===========


                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997.


NOTE B -- INVENTORIES

Inventories consist primarily of Finished Goods on site.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                      (First Quarter Ended March 31, 1998)


RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the first quarter ended March 31, 1998 were $2,332,000, a decrease of 56%, compared to net sales of $4,156,000 for the first quarter of 1997. The substantial decrease in sales resulted from a sales decrease in most revenue areas. Sign card sales decreased from $1,580,000 in the first quarter of 1997 to $1,286,000 in the first quarter of 1998. Printing sales decreased from $525,000 in the first quarter of 1997 to $305,000 in the first quarter of 1998. Stylus software sales decreased from $598,000 in the first quarter of 1997 to $61,000 in the first quarter of 1998. SIGNright machine and accessories sales decreased from $703,000 in the first quarter of 1997 to $88,000 in the first quarter of 1998. As a result of this decrease in sales, the Company discontinued the direct telemarketing program for the SIGNright machine in January 1998, eliminating 24 positions. In addition, in April 1998 the Company eliminated an additional 30 positions and discontinued the sale of the SIGNright machine. Revenue from the Insignia POPS program was $10,000 in the first quarter of 1998, compared to no revenue from the POPS program in the first quarter of 1997. The Company currently has 1,130 stores under contract and on-line for the POPS program, along with another 458 stores which we anticipate will sign contracts and be on-line within the next 60 days. These retail stores include stores from Kroger, A&P, Lowe's, Piggly Wiggly and Shop Rite. The Company anticipates substantial growth in the POPS program revenue area as additional stores are put on-line and additional retailers decide to join the POPS program.

GROSS PROFIT. The Company's gross profit for the first quarter of 1998 decreased 45% to $1,016,000, compared to $2,286,000 for the first quarter of 1997. Gross profit as a percentage of net sales was 44% the first quarter of 1998, compared to 55% for the first quarter of 1997. The decrease in gross profit from 1997 was due to significantly lower sales along with a lower proportion of sales of Stylus software which has a much higher margin than other products.

OPERATING EXPENSES. Operating expenses increased 9% in the first quarter of 1998. Operating expenses for the first quarter of 1998 were $2,471,000, which included a restructuring charge of $572,000. Sales expenses decreased 52%. This decrease reflected the restructuring in January 1998. Marketing expenses decreased 66%. This decrease reflected a cut in a variety of marketing related programs during the first quarter of 1998. Product development expenses increased 20% as the Company continues to develop its Stylus product. General and Administrative expenses increased 24%. During the first quarter of 1997, the Company received an $85,000 health insurance premium refund. The Company received no health insurance premium refund in the first quarter of 1998.

NET INCOME (LOSS). The Company had a net loss of $(1,484,218), or $(0.22) per share for the first quarter of 1998, compared to a net income of $1,407, or $0.00 per share for the first quarter of 1997. The net loss for the first quarter of 1998 was the due primarily to substantially lower sales and incurring the restructuring charge during the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, working capital was $2,041,000, compared to $3,462,000 at December 31, 1997. Cash and cash equivalents increased $270,000 to $735,000 at March 31, 1998, primarily due to the decrease in accounts receivables and prepaids, the decrease in accounts payable and the sale of marketable securities along with an increase to the credit line which offset the net loss. The $804,000 decrease in accounts receivable reflects substantial paydowns by customers to whom the Company had given deferred terms. The decrease to prepaids reflects the write-off of deposits for SIGNright machines.

The Company anticipates that its working capital needs will continue to increase due to the expected growth in the POPS program business. However, the Company entered into a $3 million line of credit agreement with a finance corporate against which $703,000 was outstanding as of March 31, 1998, and the Company believes that it will have sufficient capital resources to finance its current business operations and anticipated growth for the foreseeable future.


Part II.  Other Information

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits
                 None.

          (b)    Reports on Form 8-K
                 No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:        May  12, 1998                      Insignia Systems, Inc.
      ----------------------------               -------------------------------
                                                      (Registrant)

                                                 /s/  G. L. Hoffman
                                                     ---------------------------
                                                      G. L. Hoffman
                                                      Chairman

                                                 /s/  Scott F. Drill
                                                     ---------------------------
                                                      Scott F. Dill
                                                      President and CEO

                                                 /s/  John R. Whisnant
                                                     ---------------------------
                                                      John R. Whisnant
                                                      Vice President of Finance