Form 10-Q
period 1998-06-30
INSIGNIA SYSTEMS INC/MN
filed 1998-08-03
CIK 875355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended:                June 30, 1998
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

Common Stock, $.01 Per Value -- 8,477,721 shares as of August 3, 1998.

                                                Total number of pages: 10

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES



PART I.    FINANCIAL INFORMATION
--------------------------------

Item 1.    Financial Statements (Unaudited)

           Balance Sheets - June 30, 1998 and December 31, 1997

           Statements of Operations - Three months ended June 30, 1998 and
             1997; Six months ended June 30, 1998 and 1997

           Statements of Cash Flows - Six months ended June 30, 1998 and 1997

           Notes to Financial Statements - June 30, 1998

Item 2.    Management's Discussion and Analysis of Results of Operations and
             Financial Condition



PART II.   OTHER INFORMATION
----------------------------

Item 1.    Legal Proceedings
Item 2.    Changes in Securities
Item 3.    Defaults upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on  Form 8-K



SIGNATURES

Part I. Financial Information
Item 1. Financial Statements

                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                         June 30,        December 31,
ASSETS                                                                    1998              1997
-----------------------------------------------------------------     ------------      ------------
                                                                      (UNAUDITED)           (NOTE)
CURRENT ASSETS:
     Cash and cash equivalents                                        $  2,108,498      $          0
     Marketable securities                                                 166,975           464,837
     Accounts receivable - net of $229,822 allowance                     1,550,592         2,712,505
     Inventories                                                         1,382,968         1,617,578
     Prepaid expenses & other                                              324,881           540,028
                                                                      ------------      ------------
       TOTAL CURRENT ASSETS                                              5,533,914         5,334,948

PROPERTY AND EQUIPMENT:
     Production tooling, machinery and equipment                         1,869,492         1,902,704
     Office furniture and fixtures                                         356,099           356,099
     Computer equipment                                                    974,291           978,952
     Leasehold improvements                                                312,420           312,420
                                                                      ------------      ------------
                                                                         3,512,302         3,550,175
     Accumulated depreciation and amortization                          (3,154,121)       (3,030,500)
                                                                      ------------      ------------
       TOTAL PROPERTY AND EQUIPMENT                                        358,181           519,675

INTANGIBLES                                                                539,187           539,187
     Accumulated amortization                                             (539,187)         (539,187)
                                                                      ------------      ------------
                                                                             --                --
                                                                      ------------      ------------
           TOTAL ASSETS                                               $  5,892,095      $  5,854,623
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                 $    457,166      $    424,361
     Accrued compensation and benefits                                     166,005           234,291
     Accrued expenses                                                      166,616           245,028
     Current portion of long-term debt                                     108,518           103,221
     Line of credit                                                        670,838           365,447
     Other                                                                 470,704           500,929
                                                                      ------------      ------------
       TOTAL CURRENT LIABILITIES                                         2,039,847         1,873,277

LONG-TERM DEBT                                                             130,488           186,104

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01; authorized--20,000,000 shares;
       issued and outstanding June 30, 1998--8,477,721 shares;
       December 31, 1997--6,857,721 shares                                  87,477            68,578
     Additional paid-in capital                                         14,964,332        13,083,563
     Unearned compensation                                                      (0)           (2,250)
     Accumulated deficit                                               (11,330,049)       (9,354,649)
                                                                      ------------      ------------
       TOTAL STOCKHOLDERS' EQUITY                                        3,721,760         3,795,242
                                                                      ------------      ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  5,892,095      $  5,854,623
                                                                      ============      ============

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                 Six Months Ended
                                                  June 30                           June 30
                                       ----------------------------      ----------------------------
                                           1998             1997             1998             1997
                                       -----------      -----------      -----------      -----------
NET SALES                              $ 2,194,172      $ 4,198,332        4,526,098      $ 8,353,898
Cost of Sales                            1,127,071        1,887,026        2,442,969        3,756,855
                                       -----------      -----------      -----------      -----------
    GROSS PROFIT                         1,067,101        2,311,306        2,083,129        4,597,043

OPERATING EXPENSES:
    Restructuring Charge                   (62,103)               0          510,190                0
    POPS Program                           401,188          189,928          770,840          358,852
    Sales                                  439,611        1,277,090        1,043,461        2,428,453
    Marketing                              200,314          343,061          483,012          768,618
    Product Development                    105,322          128,156          233,891          236,102
    General & Administrative               472,430          493,360          987,007          909,147
                                       -----------      -----------      -----------      -----------
       TOTAL OPERATING EXPENSES          1,556,762        2,431,595        4,028,401        4,701,172
                                       -----------      -----------      -----------      -----------
           OPERATING INCOME (LOSS)        (489,661)        (120,289)      (1,945,272)        (104,129)

OTHER INCOME (EXPENSE):
    Interest Income                          6,618           28,505           11,505           54,561
    Interest Expense                       (42,713)         (10,296)         (70,037)         (25,405)
    Other Income (Expense)                  36,073            8,542           30,404          (15,529)
                                       -----------      -----------      -----------      -----------

PRE-TAX INCOME (LOSS)                     (489,683)         (93,538)      (1,973,400)         (90,502)

Provision for Income Tax                     1,500            1,500            2,000            3,129
                                       -----------      -----------      -----------      -----------
           NET INCOME (LOSS)           $  (491,183)     $   (95,038)     $(1,975,400)     $   (93,631)
                                       ===========      ===========      ===========      ===========
Net Income (Loss) per share            $     (0.06)     $     (0.01)     $     (0.29)     $     (0.01)
                                       ===========      ===========      ===========      ===========

Weighted average shares and
share equivalents outstanding            8,377,721        6,860,080        6,919,820        6,731,608
                                       ===========      ===========      ===========      ===========

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                            June 30
                                                                 ----------------------------
                                                                    1998              1997
                                                                 -----------      -----------
OPERATING ACTIVITIES:
     Net income (loss)                                           $(1,975,400)     $   (93,631)
     Non-cash expenses included in income (loss):
         Depreciation and amortization                               123,621          280,269
         Provision for bad debt expense                               51,000           34,000
         Amortization of unearned compensation                         2,250            2,502
     Changes in operating assets & liabilities:
         Accounts receivable                                       1,110,913       (1,363,868)
         Inventories                                                 234,610          395,127
         Prepaids and other                                          215,147         (159,870)
         Accounts payable                                             32,805         (164,807)
         Accrued compensation and benefits                           (68,286)         (11,486)
         Other accrued expenses                                     (108,637)         195,044
                                                                 -----------      -----------
             NET CASH USED IN OPERATING ACTIVITIES                  (381,977)        (886,720)

INVESTING ACTIVITIES:
     Purchases of property and equipment                              37,873         (119,102)
     Purchase of marketable securities                               297,862       (1,504,737)
                                                                 -----------      -----------
             NET CASH PROVIDED BY (USED IN) INVESTING
               ACTIVITIES                                            335,735       (1,623,839)

FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                        1,899,668        2,995,734
     Principal payments under long-term debt agreement               (50,319)         (30,527)
     Proceeds from credit line                                       305,391         (673,281)
                                                                 -----------      -----------
             CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       2,154,740        2,291,926
                                                                 -----------      -----------

             INCREASE (DECREASE) IN CASH & EQUIVALENTS             2,108,498         (218,633)

Cash and equivalents at beginning of period                                0          448,668
                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 2,108,498      $   230,035
                                                                 ===========      ===========

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997.


NOTE B -- INVENTORIES

Inventories consist primarily of Finished Goods on site.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                      (Second Quarter Ended June 30, 1998)


RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the second quarter ended June 30, 1998 were $2,194,000, a decrease of 48%, compared to net sales of $4,198,000 for the second quarter of 1997. For the six months ended June 30, 1997, net sales were $4,526,000, a decrease of 46% compared to net sales of $8,354,000 for the first half of 1997. Revenue from the sales of the SIGNright system was minimal for the first half of 1998 vs. sales of $774,000 for the first half of 1997. The revenue from the sale of sign cards used with the Impulse Retail System and SIGNright system decreased 22% in the second quarter of 1998 vs. the second quarter of 1997. Stylus software sales decreased 70% for the second quarter of 1998 vs. the second quarter of 1997. Printing sales also decreased 58% for the second quarter of 1998 vs. the second quarter of 1997.

GROSS PROFIT. The Company's gross profit for the second quarter of 1998 decreased 54% to $1,067,000, compared to $2,311,000 for the second quarter of 1997. Gross profit for the first six months of 1998 decreased 55% to $2,083,000, compared to $4,597,000 for the first half of 1997. The decrease in gross profit for the second quarter and six months of 1998 is primarily due to terminating domestic marketing and sales of SIGNright machines in January 1998, along with a decrease in Stylus software sales and printing sales. Gross profit as a percentage of net sales was 48.6% for the second quarter of 1998, compared to 55.1% for the second quarter of 1997, and was 46% for the first six months of 1998, compared to 55% for the first half of 1997.

OPERATING EXPENSES. Operating expenses decreased 36% in the second quarter of 1998 compared to the second quarter of 1997, and decreased 14% for the first six months of 1998, compared to the first half of 1997. Sales expenses decreased 66% and 43%, respectively. Marketing expenses decreased 42% and 38%, respectively, product development expenses decreased 18% and 1%, respectively, and general and administrative expenses decreased 4% for the second quarter of 1998 and increased 9% for the first six months of 1998. All of the decreases resulted from the corporate restructuring and downsizing which occurred in January and April of 1998.

Operating expenses as a percentage of net sales were 71% in the second quarter of 1998 and 89% for the first six months of 1998, compared to 57% in the second quarter of 1997 and 53% for the first half of 1997. The increase as a percentage of net sales in 1998 was a result of lower than anticipated sales for the first quarter and for the first six months of 1998.

NET INCOME (LOSS). The Company had a net loss of $(491,000), or $(.06) per share for the second quarter of 1998, compared to a net loss of $(95,000), or $(.01) per share for the second quarter of 1997. For the first six months of 1998, the net loss was $(1,975,000), or $(0.29) per share, compared to a net loss of $(94,000), or $(.01) per share for the first half of 1997. The increase in net loss for the first half of 1998 was the result of substantially lower sales during the applicable periods for 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, working capital was $3,494,000, compared to $3,461,000 at December 31, 1997. Cash, cash equivalents and marketable securities increased $2,108,000 from $0 at December 1, 1997 to $2,108,000 on June 30, 1998, primarily due to the proceeds received from the issuance of common stock and borrowings from the credit line along with a decrease to accounts receivable, inventory and prepaids, offset by the net loss. Accounts receivable decreased $1,111,000 during the first half of 1998 due to the collection of extended term contracts entered into in 1997.

The Company anticipates that its working capital needs will continue to increase due to the expected growth in the business. However, as a result of the issuance of additional common stock during the second quarter of 1998, the Company believes that it will have sufficient capital resources to fund its current business operations and anticipated growth for the foreseeable future.



Part II. Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on May 21, 1998

         The shareholders present or by proxy voted to elect Scott Drill, G. L. Hoffman, Erwin A. Kelen, Don Schultz, Gordon F. Stofer, and Frank D. Trestman as directors with each director receiving the following votes:

                                                 WITHHOLD
                                     FOR         AUTHORITY
                                     ---         ---------
         G. L. Hoffman            5,926,553       186,300
         Scott F. Drill           6,002,390       110,463
         Erwin A. Kelen           5,997,153       115,700
         Don E. Schultz           5,951,390       161,463
         Gordon F. Stofer         5,943,153       169,700
         Frank D. Trestman        5,947,153       165,700

         The shareholders present or by proxy voted to ratify an amendment to the Company's Employee Stock Purchase Plan to renew the term of the Plan for three additional years with 5,805,390 votes in favor, 300,763 votes against and 6,700 votes abstaining and no broker non-votes.

         The shareholders present or by proxy voted to ratify an amendment to the Company's Stock Plan to increase by 600,000 shares the number of shares available under the Plan with 5,583,408 votes in favor, 496,815 votes against, 17,000 votes abstaining and 15,630 broker non-votes.

         The shareholders present or by proxy voted to approve the appointment of Ernst & Young LLP as independent auditors with 5,893,238 votes in favor, 192,415 votes against, and 27,200 votes abstaining and no broker non-votes.

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

Dated:   August 3, 1998                            Insignia Systems, Inc.
                                           -------------------------------------
                                                        (Registrant)

                                           /s/ Scott Drill
                                               ---------------------------------
                                               Scott Drill
                                               President

                                           /s/ John R. Whisnant
                                               ---------------------------------
                                               John R. Whisnant
                                               Vice President of Finance