Form 10-Q
period 1998-09-30
INSIGNIA SYSTEMS INC/MN
filed 1998-11-02
CIK 875355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the period ended:     September 30, 1998
                     -----------------------------------------------------------

Commission File Number:    0-19380
                     -----------------------------------------------------------

                             INSIGNIA SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Minnesota                               41-1656308
-------------------------------------------------------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   10801 Red Circle Drive, Minnetonka, Minnesota               55343
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

                                                  [X] Yes         [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Per Value--  8,497,721 shares as of October  30, 1998.

                                      Total number of pages:            9

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited)

          Balance Sheets - September 30, 1998 and December 31, 1997

          Statements of Operations - Three months ended September 30, 1998 and
           1997; Nine months ended September 30, 1998 and 1997

          Statements of Cash Flows -- Nine months ended September 30, 1998 and
           1997

          Notes to Financial Statements - September 30, 1998

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



SIGNATURES

Part I.     Financial Information
Item 1.     Financial Statements
                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                  September 30,    December 31,
ASSETS                                                                 1998            1997
-----------------------------------------------------             ------------    ------------
                                                                   (UNAUDITED)        (NOTE)
CURRENT ASSETS:
   Cash and cash equivalents                                      $    144,424    $          0
   Marketable securities                                             1,441,863         464,837
   Accounts receivable - net of $194,126 allowance                   1,280,904       2,712,505
   Inventories                                                       1,284,869       1,617,578
   Prepaid expenses & other                                            330,860         540,028
                                                                  ------------    ------------
      TOTAL CURRENT ASSETS                                           4,482,920       5,334,948

PROPERTY AND EQUIPMENT:
   Production tooling, machinery and equipment                       1,876,957       1,902,704
   Office furniture and fixtures                                       356,099         356,099
   Computer equipment                                                  972,720         978,952
   Leasehold improvements                                              312,420         312,420
                                                                  ------------    ------------
                                                                     3,518,196       3,550,175
   Accumulated depreciation and amortization                        (3,234,125)     (3,030,500)
                                                                  ------------    ------------
      TOTAL PROPERTY AND EQUIPMENT                                     284,071         519,675

INTANGIBLES 539,187                                                    539,187
   Accumulated amortization                                           (539,187)       (539,187)
                                                                  ------------    ------------
                                                                            --              --
                                                                  ------------    ------------
            TOTAL ASSETS                                          $  4,766,991    $  5,854,623
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                               $    387,571    $    424,361
   Accrued compensation and benefits                                   158,945         234,291
   Accrued expenses                                                    119,432         245,028
   Current portion of long-term debt                                   111,268         103,221
   Line of credit                                                            0         365,447
   Other                                                               477,120         500,929
                                                                  ------------    ------------
      TOTAL CURRENT LIABILITIES                                      1,254,336       1,873,277

LONG-TERM DEBT                                                         101,619         186,104

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01; authorized--20,000,000 shares;
      issued and outstanding Sept. 30, 1998--8,497,721 shares;
      December 31, 1997--6,857,721 shares                               87,478          68,578
   Additional paid-in capital                                       15,098,214      13,083,563
   Unearned compensation                                                     0          (2,250)
   Accumulated deficit                                             (11,774,656)     (9,354,649)
                                                                  ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY                                     3,411,036       3,795,242
                                                                  ------------    ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $  4,766,991    $  5,854,623
                                                                  ============    ============

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                               Three Months Ended               Nine Months Ended
                                                  September 30                    September 30
                                         ----------------------------    ----------------------------
                                              1998            1997            1998            1997
                                         ------------    ------------    ------------    ------------

NET SALES                                $  2,226,163    $  2,778,771       6,752,261    $ 11,132,669
Cost of Sales                               1,069,415        1,501438       3,512,384       5,258,293
                                         ------------    ------------    ------------    ------------
     GROSS PROFIT                           1,156,748       1,277,333       3,239,877       5,874,376

OPERATING EXPENSES:
     Restructuring Charge                        --              --           510,190            --
     POPS Program                             453,652         320,607       1,224,492         679,459
     Sales                                    376,221       1,147,682       1,419,682       3,576,135
     Marketing                                157,502         371,125         640,514       1,139,743
     Product Development                      107,477         139,757         341,368         375,859
     General & Administrative                 500,651         500,862       1,487,658       1,410,009
                                         ------------    ------------    ------------    ------------
         TOTAL OPERATING EXPENSES           1,595,503       2,480,033       5,623,904       7,181,205
                                         ------------    ------------    ------------    ------------
               OPERATING INCOME (LOSS)       (438,755)     (1,202,700)     (2,384,027)     (1,306,829)

OTHER INCOME (EXPENSE):
     Interest Income                           27,125          20,476          38,630          75,037
     Interest Expense                         (35,212)        (12,686)       (105,249)        (38,091)
     Other Income (Expense)                     2,235             200          32,639         (15,329)
                                         ------------    ------------    ------------    ------------
   PRE-TAX INCOME (LOSS)                     (444,607)     (1,194,710)     (2,418,007)     (1,285,212)

Provision for Income Tax                         --              --             2,000           3,129
                                         ------------    ------------    ------------    ------------
               NET INCOME (LOSS)         $   (444,607)   $ (1,194,710)   $ (2,420,007)   $ (1,288,341)
                                         ============    ============    ============    ============
Net Income (Loss) per share              $      (0.05)   $      (0.17)   $      (0.32)   $      (0.19)
                                         ============    ============    ============    ============

Weighted average shares and
share equivalents outstanding               8,497,721       6,860,080       7,449,369       6,775,062
                                         ============    ============    ============    ============

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     Nine Months Ended
                                                                        September 30
                                                               ----------------------------
                                                                     1998          1997
                                                               ------------    ------------
OPERATING ACTIVITIES:
   Net income (loss)                                            $(2,420,007)   $(1,288,341)
   Non-cash expenses included in income (loss):
         Depreciation and amortization                              203,625        404,590
         Provision for bad debt expense                              76,500         59,500
         Amortization of unearned compensation                        2,250          3,767
   Changes in operating assets & liabilities:
         Accounts receivable                                      1,355,101       (938,180)
         Inventories                                                332,709        234,677
         Prepaids and other                                         209,168       (443,847)
         Accounts payable                                           (36,790)       (45,400)
         Accrued compensation and benefits                          (75,346)         9,966
         Other accrued expenses                                    (149,405)       (36,547)
                                                                -----------    -----------
              NET CASH USED IN OPERATING ACTIVITIES                (502,195)    (2,039,815)

INVESTING ACTIVITIES:
   Purchases of property and equipment                               31,979       (183,915)
   Purchase of marketable securities                               (977,026)      (919,948)
                                                                -----------    -----------
              NET CASH PROVIDED BY (USED IN) INVESTING
                ACTIVITIES                                         (945,047)    (1,103,863)

FINANCING ACTIVITIES:
   Proceeds from issuance of Common Stock                         2,033,551      2,995,734
   Principal payments under long-term debt agreement                (76,438)       (54,159)
   Proceeds from credit line                                       (365,447)      (402,268)
                                                                -----------    -----------
              CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     1,591,666      2,539,307
                                                                -----------    -----------

              INCREASE (DECREASE) IN CASH & EQUIVALENTS             144,424       (604,371)

Cash and equivalents at beginning of period                               0        448,668
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   144,424    $  (155,703)
                                                                ===========    ===========


                                  Pagge 5 of 9

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997.


NOTE B -- INVENTORIES

Inventories consist primarily of Finished Goods on site.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    (Third Quarter Ended September 30, 1998)


RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the third quarter ended September 30, 1998 were $2,226,000, a decrease of 20%, compared to net sales of $2,779,000 for the third quarter of 1997. For the nine months ended September 30, 1998, net sales were $6,752,000, a decrease of 39% compared to net sales of $11,133,000 for the first nine months of 1997. Revenue from the sales of the SIGNright system decreased over the first nine months of 1998 due to the decision in April of 1998 to terminate domestic sales of SIGNright machines. The sale of sign cards used with the Impulse Retail System and SIGNright system also decreased by 15% over the first nine months of 1997. Stylus software sales also decreased by 72% between the first nine months of 1997 and the first nine months of 1998.

GROSS PROFIT. The Company's gross profit for the third quarter of 1998 decreased 9% to $1,157,000, compared to $1,277,000 for the third quarter of 1997. Gross profit for the first nine months of 1998 decreased 45% to $3,240,000, compared to $5,874,000 for the first nine months of 1997. The decrease in gross profit for the third quarter of 1998 is primarily due to the overall decrease in net sales. Gross profit as a percentage of net sales was 52% for the third quarter of 1998, compared to 41% for the third quarter of 1997, and was 48% for the first nine months of 1998, compared to 52.1% for the first nine months of 1997.

OPERATING EXPENSES. Operating expenses decreased 36% in the third quarter of 1998 compared to the third quarter of 1997, and decreased 22% for the first nine months of 1998, compared to the first nine months of 1997. Sales expenses decreased 67% in the third quarter of 1998, compared to the third quarter of 1997 and decreased 60% for the first nine months of 1998, compared to the first nine months of 1997. Marketing expenses decreased 58% in the third quarter of 1998, compared to the third quarter of 1997 and decreased 44% for the first nine months of 1998, compared to the first nine months of 1997. Product development expenses decreased 25% and 9%, respectively. General and administrative expenses decreased one tenth of 1% for the third quarter of 1998, compared to the third quarter of 1997, but increased 6% for the first nine months of 1998, compared to the first nine months of 1997. All of the decreases resulted from the corporate restructuring and downsizing which occurred in January and April of 1998.

Operating expenses as a percentage of net sales were 72% in the third quarter of 1998 and 83% for the first nine months of 1998, compared to 89% in the third quarter of 1997 and 65% for the first nine months of 1997. For the fourth quarter of 1997 the Company expects its operating expenses as a percentage of net sales to decrease compared to the fourth quarter of 1997 as a result of the April, 1998 restructuring and downsizing, and to remain flat compared to the third quarter of 1998 net loss.

NET INCOME (LOSS). The Company had a net loss of $(445,000), or $(.05) per share for the third quarter of 1998, compared to a net loss of $(1,195,000), or $(.17) per share for the third quarter of 1997. For the first nine months of 1998, the net loss was $(2,420,000), or $(0.32) per share, compared to a net loss of $(1,288,000), or $(.19) per share for the first nine months of 1997. The net net loss for the first nine months of 1998, compared to the net loss for the first nine months of 1997 resulted primarily from the termination of domestic SIGNright sales and significantly lower Stylus software sales and somewhat lower sign card sales.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, working capital was $3,229,000, compared to $3,461,000 at December 31, 1997. Cash, cash equivalents and marketable securities increased $1,121,000 from $465,000 at December 31, 1997 to $1,586,000 at September 30,
1998, due to the proceeds received from the issuance of common stock of $2,034,000, a decrease to accounts receivable of $1,355,000, a decrease in inventories of $333,000, and a decrease in prepaids of $209,000, offset by the net loss of $2,420,000, a decrease in accrued expenses of $149,000 and principal payments under the long term debt agreement and credit line of $442,000. The decrease to accounts receivable resulted from payments received from extended pay plans. The decrease to inventory resulted from the Company reducing its machine inventory levels. The Company expects inventory levels to remain the same through 1998. Accounts receivable balances should also remain flat during the remainder of 1998.

The Company believes its current cash position, cash flow from operations, its access to capital resourcess, including the present line of credit will be sufficient to fund current business operations and anticipated growth for the foreseeable future.




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

Dated:      October 30, 1998                  Insignia Systems, Inc.
                                      ------------------------------------------
                                                    (Registrant)

                                     /s/      Scott Drill
                                              ----------------------------------
                                              Scott Drill
                                              President

                                     /s/      John R. Whisnant
                                              ----------------------------------
                                              John R. Whisnant
                                              Vice President of Finance