Form 10-K
period 1998-12-31
INSIGNIA SYSTEMS INC/MN
filed 1999-03-30
CIK 875355

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1998              Commission File Number 0-19380
--------------------------------------------------------------------------------

                             INSIGNIA SYSTEMS, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Minnesota                                  41-1656308
      -------------------------------          ---------------------------------
      (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

                            5025 Cheshire Lane North
                             Plymouth, MN 55446-3715
                       -----------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (612) 392-6200

      --------------------------------------------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value

      ---------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Number of shares of outstanding Common Stock, $.01 par value, as of March 25, 1999 was 8,651,496.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1999 was approximately $17,302,992 based upon the last sale price of the registrant's Common Stock on such date.

                      Documents Incorporated By Reference:

         Portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 20, 1999 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS


PART I.........................................................................1
   Item 1.  Business...........................................................1
   Item 2.  Properties.........................................................7
   Item 3.  Legal Proceedings..................................................8
   Item 4.  Submission of Matters to a Vote of Security Holders................8
   Item 4A.  Executive Officers of the Registrant..............................8

PART II........................................................................9
   Item 5.  Market for the Registrant's Common Equity..........................9
   Item 6.  Selected Financial Data...........................................10
   Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................10
   Item 8.  Financial Statements and Supplementary Data.......................15
   Item 9.  Disagreements with Accountants on Accounting and Financial
            Disclosures.......................................................16

PART III......................................................................16
   Item 10.  Directors and Executive Officers of the Registrant...............16
   Item 11.  Executive Compensation...........................................16
   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management.......................................................16
   Item 13.  Certain Relationships and Related Transactions...................16

PART IV.......................................................................17
   Item 14.  Exhibits, Schedule and Reports on Form 8-K.......................17

PART I.

Item 1.  Business

GENERAL

         Insignia Systems, Inc. (the "Company") markets in-store promotional programs and services to retailers and manufacturers. Since its inception in 1990, the Company has marketed point-of-purchase merchandising systems and resources to merchants in over 30 classes of retail trade. The Company started with simple standalone printers, trade-named Impulse(R) and SIGNright(R), and ultimately developing fully featured ODBC (open data-based connectivity) compliant software applications, trade-named Stylus(R). The Company has evolved to market turn-key solutions that allow retailers to quickly and easily produce high quality point-of-purchase signs, labels and large format promotional materials in their stores. The Company continues to support the supply and service needs of domestic clients of these in-store printing systems and actively markets these products internationally through independent distributors.

In May of 1998, the Company formally launched the Insignia Point-Of-Purchase-Services (POPS(TM)) program. Insignia POPS is an account and product-specific, in-store promotion program. Funded by consumer goods manufacturers, Insignia POPS combines product selling information and graphics supplied by the manufacturer with the retailer's logo and current store price on a sign designed to fit each participating retailer's decor and merchandising theme.

For participating retailers, Insignia POPS is a source of new revenue and is the first in-store promotion program that delivers a complete call-to-action, on an account and store-specific basis, with all participating retail stores updated weekly. For consumer goods manufacturers, the POPS program provides access to the optimum retail promotion site for their products - the retail shelf edge. In addition, the POPS program offers manufacturers lead-times of less than 30 days, no production costs and micro-marketing capabilities such as store-specific messaging and multiple language options.

Company management has been investing the Company's primary resources and energies in the development of the Insignia POPS program for the last three years. During this time, management has also been restructuring the organization and redirecting the Company's activities to leverage the Company's in-store experience, acquire the promotion industry expertise and develop the necessary operational and systems foundation to successfully compete in the in-store promotion industry.

In November, 1996 the Company replaced the Impulse Retail System with the SIGNright system, which performed essentially the same functions as the Impulse. The Company's business strategy with the Impulse system and the SIGNright system was to obtain both initial revenue from the sale of electronic sign production equipment and software, and recurring revenue from the sale of the sign cards, label supplies, and accessories used with them. In 1998, the Company eliminated the direct sale of the SIGNright system in the United States, but will continue to market the SIGNright system through its international sales representatives. The Company's second product, a PC-based software product tradenamed Stylus, is used by retail chains to produce signs, labels, and posters. The Company's third product, Insignia POPS, combines the Company's expertise in signage and in-store merchandising with its Stylus software products to provide for a unique sign to be ordered by a brand manufacturer and placed in a participating retail store. The Company markets its Stylus software and the Insignia POPS through a direct marketing process. The sign systems are marketed through independent distributors in foreign markets and its accessories and supplies principally through telemarketers.

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

COMPANY PRODUCTS

INSIGNIA POPS (POINT OF PURCHASE SERVICES)
         The Insignia POPS program is an in-store point-of-purchase promotional program which enables manufacturers to deliver account-specific promotional messages quickly and accurately - in designs and formats that have been pre-approved and supported by participating retailers. By utilizing proprietary technology, Insignia combines product-specific information including product features, product benefits, a graphic image and an advertising tag line supplied by consumer goods manufacturers, together with the retailer's logo, colors and the current store price on a sign that is displayed directly in front of the manufacturer's product in participating retail stores. Insignia POPS signs are responsive to each participating retailers' look, quality, content and consistency of promotion materials displayed in-store, while ensuring retailer pricing authority.

         Insignia POPS signs, including the retailer's logo, design, color and price in combination with the manufacturer's selling messages and images, are created and printed by the Company and placed at the shelf by store personnel for two-week display cycles. The Company collects and organizes data from both manufacturers and retailers, then formats, prints and delivers the signs to retailers for distribution and display. The Company will charge the manufacturer, on average, $4.75 per sign/per week/per store. Retailers are paid a flat fee per/sign per/display cycle by the Company based upon third-party compliance audits and retailer-supplied product movement data provided to Insignia.

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

         A significant portion of the retail marketplace is made up of chain retailers who require that signs be consistent and controlled from headquarters. Most chain retailers continue to create their signs at their headquarters, duplicate them and deliver them to their stores. The headquarters version of the Company's Stylus software allows chains to create signs and labels centrally to maintain consistency in appearance, and then transmit to store-level printers. The Company believes the Stylus software product has significant benefits for chain retailers.

         The current retail price of the Stylus software is $2,495 for the single store version and $4,990 for the headquarters version. The Company also sells the sign cards and labels used with the Stylus software in a variety of sizes, colors, and styles. The Company sells these supplies at competitive prices, but is not in a proprietary position.

THE SIGNRIGHT SYSTEM
         The Impulse Retail System was developed by an independent product design and development firm (the "Developer"). In November 1996, the Company replaced the Impulse Retail System with the SIGNright system. In 1998, the Company eliminated the domestic sale of the SIGNright system.

         The Company's business strategy with the Impulse system and the SIGNright system was to obtain both initial revenue from the sale of electronic sign production equipment and software, and recurring revenue from the sale of the sign cards, label supplies, and accessories used with them.

         Sign cards for the SIGNright system and Impulse Retail System are sold by the Company in a variety of sizes, colors and combinations and can be customized to include pre-printed custom artwork (such as the retailer's logo) as required by the customer. Approximately 53% of 1998 revenues came from the sale of sign cards and the Company expects that this percentage will be slightly lower in the future as the Company expects the Insignia POPS revenue to increase in the future.

MARKETING AND SALES

         The Company's marketing strategy is to focus on food manufacturers and food retailers. By utilizing the Insignia POPS program, food manufacturers and food retailers can easily accomplish what had previously been either impossible or extremely difficult: tailoring national promotional programs to regional and local needs with minimal effort. In addition to the benefits provided to manufacturers and retailers, POPS media allows for more information to be provided to consumers to aid in purchasing decisions, and because the POPS media is consistent in format and design, consumer messages are clearer. The Company believes Insignia POPS is the most complete in-store media promotion program available, benefiting consumer, retailer, and manufacturer.

         The Company markets its Stylus software in the United States and internationally primarily through resellers that integrate Stylus as an ODBC design and publishing component into their retail data and information management software applications.

         Through April 1998, the Company marketed the SIGNright system through telemarketing by in-house sales personnel and independent sales representatives. In May 1998, the Company discontinued the sale of the SIGNright system to U.S. customers, but continues to market the SIGNright system through its international sales representatives covering 20 countries.

         During 1996, 1997 and 1998 foreign sales accounted for approximately 16%, 14% and 16% of total sales, respectively. The Company expects that sales to foreign distributors will be approximately 14% of total sales in 1999.

PATENTS AND TRADEMARKS

         The Developer has entered into a joint venture agreement with a Japanese firm (the "Supplier") to manufacture and supply the SIGNright system. The Supplier has entered into an exclusive supplier agreement whereby the Company would have the exclusive distribution rights of the SIGNright system. The manufacturing agreement required the Company to purchase 24,000 units by October 31, 1998. However, the Company was unable to sell this number of units by October 31, 1998. Therefore, the Developer could grant the same manufacturing rights for the SIGNright system to another party. However, the Developer has stated it does not presently intend to grant similar manufacturing rights to any other party.

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

         The barcode which the Company uses on the sign cards for the Impulse and SIGNright systems was also developed by the Developer, which has granted the Company an exclusive worldwide license of its rights to the barcode. The license requires the Company to pay a royalty of 1% of the net sales price received by the Company on each sign card or other supply item that bears the barcode and used by the Impulse Retail Systems. Although a patent has been issued to the Developer which covers the use of the barcode, there is no assurance that the Company will be able to prevent other suppliers of sign cards from copying the barcode used by the Company. However, the Company believes that the number, relatively small size and geographic dispersal of Impulse and SIGNright users, their relationship with the Company, and the Company's retention of its customer list as a trade secret will discourage other sign card suppliers from offering barcoded sign cards for use on the Impulse and SIGNright machines.

         The Company has obtained trademark registration in the United States of the trademark "Insignia POPS" for use on in-store point-of-purchase media. The Company is not obligated to pay any royalty related to this trademark.

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

PRODUCT DEVELOPMENT

         The Company's product development activities for the Insignia POPS program have been conducted internally and include the proprietary data management and operations system as well as the current offering of point-of-purchase display promotion products. Ongoing internal systems enhancements as well as the development of point-of-purchase and other promotion products will be conducted utilizing both internal and external resources as appropriate.

         The Company's product development activities on the SIGNright system were primarily conducted by the Developer on a contract basis. The Company continues to introduce various additional complementary products such as new sign card formats, new colors and new types of sign cards.

         The Stylus software product was initially developed on a contract basis beginning in 1992 and continuing through 1997. Beginning in 1993, the Company hired in-house employees to develop and modify portions of the Stylus software product. The Company plans no further development to its existing Stylus software products. Product development costs of $498,160 in 1996, $493,686 in 1997 and $407,409 in 1998 were primarily related to development of the Stylus software product.

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

         The thermal paper used by the Company in its SIGNright and Impulse thermal sign cards is purchased exclusively from one supplier. While the Company believes that an alternative supplier would be available if necessary, any disruption in the relationship with or deliveries by the current supplier could have a serious adverse effect on the Company.

COMPETITION

INSIGNIA POPS (POINT-OF-PURCHASE-SERVICES)
         Insignia POPS has three major competitors in its market: News America Marketing In-Store (News America), Catalina Marketing Corporation (Catalina) and FLOORgraphics(TM), Inc. (FLOORgraphics). News America offers a network of in-store advertising, promotion and sales merchandising services. News America has branded all of their in-store products with their FSI coupon business as SmartSource(TM). Catalina offers more than 20 strategic marketing solutions that provide targeted communications and incentives at the checkout based on consumer's actual purchase behavior. These marketing solutions include a scanner-based network and in-store electronic marketing programs. FLOORgraphics is an in-store media company that projects national advertising campaigns at retail point-of-sale through large format, full color "floor billboards." Placed on a category exclusive basis, FLOORgraphics activate recall of national ad campaigns at point-of-sale.

The Insignia POPS main strengths, in relation to its competition are:

         - the linking of manufacturers to retailers at a central coordination point
         - providing a complete call to action
         - supplying account-specific and store-specific messages at the retail shelf

THE SIGNRIGHT SYSTEM
         The Company's patent covers the SIGNright system and the use of sign card encoded with a complementary barcode. The Company could face competition from suppliers of sign cards who duplicate the barcode used by the Company. Management believes that the number, relatively small size, and geographic dispersal of its customers, their relationship with the Company, and the Company's retention of its customer list as a trade secret will discourage such competition. However, there is no assurance that such competition will not develop.

STYLUS SOFTWARE
         Stylus software has three major competitors in its market: Access, Inc. (Access), Electronic Label Technology, Inc. (ELT), and Retail Technologies, Inc.
(RTI). Access offers a product called dSIGN, which by its very nature of requiring individual customization is focused more toward large retail chains. ELT sells numerous versions of LabelMaster. RTI markets Design-R-Labels. The Company believes that its complete line of Stylus products compares favorably on features, benefits, cost, performance, and ease of use and implementation to that of its main competitors. The Company has several products and can provide solutions to operate in the following environments: UNIX/AIX, AS/400, MD-DOS, Windows 3.1/95/NT, OBDC, or with stand-alone printers. The Company's main strengths, in relation to its competition are: merchandising, large format printing, high speed printing, image handling, ease of use, and rapid implementation for their products, services and offerings.

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

RESTRUCTURING PROGRAM

         During January 1998, the Company implemented a restructuring program (Program) to achieve a more focused marketing strategy regarding the selling of SIGNright machines. This marketing strategy eliminated the marketing and selling of SIGNright machines through direct channels. This resulted in the Company streamlining and downsizing its operations by reducing its workforce and consolidating certain employee groups. As a result of this Program, the Company reduced its workforce from 130 full time employees to 93 full time employees. The Company took a charge to earnings in December 1997 due to this restructuring in the amount of $315,000. During April 1998, the Company initiated a further restructuring program to redirect the Company's marketing strategy toward the Insignia POPS program. This marketing strategy eliminated the marketing and selling of SIGNright machines domestically. As a result of this program, the Company reduced its workforce from 93 full time employees to 65 full time employees. The Company took a charge to earnings in 1998 due to this restructuring in the amount of $546,000. This $546,000 charge is comprised of a $196,000 write-down of a prepayment made to its Japanese vendor for SIGNright machines, a $106,000 charge for the write-off of SIGNright machines, a $15,000 charge for moving expenses, a $47,000 charge for accrued rental costs associated with a portion of the lease of the facility which in 1998 was permanently idle and separate from the remaining utilized lease space, and severance costs in the amount of $182,000 as a result of the workforce reduction.

EMPLOYEES

         As of March 12, 1999, the Company had 66 full-time employees. The full-time employees included 2 in telemarketing, 16 in other sales and marketing positions, 38 in operations and customer service, 7 in administration and accounting functions and 3 in senior management positions. None of the Company's employees are represented by unions.


Item 2.  Properties

         The Company is located in approximately 26,000 square feet of office and warehouse space in suburban Minneapolis, Minnesota, which has been leased until December 2004. The Company believes that this facility is more than adequate to meet the Company's current and foreseeable needs.

Item 3.  Legal Proceedings

         In December 1997, Meta-4, Inc., the developer of the DOS version of the Company's Stylus software product, brought suit against the Company in U.S. District Court in the District of Minnesota. The complaint alleged copyright infringement and breach of contract in connection with the Company's distribution of the Company's Stylus software product. This lawsuit was settled in March 1999. Under the settlement Meta-4 assigned all its rights to the Stylus software to the Company in consideration of $15,000 in cash and 75,000 shares of the Company's common stock.



Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


Item 4A.  Executive Officers of the Registrant

The names, ages and positions of the Company's executive officers are as follows:

Name               Age  Position
--------------------------------------------------------------------------------

G. L. Hoffman      49   Chairman and Secretary
Scott F. Drill     46   President and Chief Executive Officer
Gary L. Vars       58   Executive Vice President, General Manager, POPS Division
John R. Whisnant   53   Vice President, Finance and Chief Financial Officer

         G. L. Hoffman, a co-founder of the Company, has been the Chairman and Secretary of the Company since it was incorporated in January 1990 and was President and Chief Executive Officer from January 1990 until February 1998. Prior to that time he was a co-founder of Varitronic Systems, Inc., which develops, manufactures and markets business graphic products. Mr. Hoffman was employed as Chairman, Executive Vice President and Secretary of Varitronics from 1983 until January 1990. Mr. Hoffman also had primary responsibility for developing Varitronics' international marketing and private label distribution systems.

         Scott F. Drill, has been President and Chief Executive Officer of the Company since February 24, 1998. Since May 1996 Mr. Drill was a partner in Minnesota Management Partners (MMP), a venture capital firm located in Minneapolis, Minnesota. He remains a partner in MMP, which completed investment of its capital in January 1998. From 1983 through March 1996 Mr. Drill was President and Chief Executive Officer of Varitronic Systems, Inc. and Chairman since 1990. Prior to starting Varitronics, Mr. Drill held senior management positions in sales and marketing at Conklin Company and Kroy, Inc.

         Gary L. Vars has been Executive Vice President and General Manager of the POPS Division since September 15, 1998. Prior to joining Insignia Systems Mr. Vars spent 22 years as a marketing and business development consultant to Fortune 500 companies. From 1966 to 1976 Mr. Vars held various management positions at the Pillsbury Co., including Director of Marketing and New Product Development, Grocery Products Division.

         John R. Whisnant joined the Company as Vice President of Finance and Chief Financial Officer of the Company in October 1995. From June 1994 to September 1995 he was self employed as a franchise consultant. From June 1992 to June 1994 he served as President of AmericInn, Inc. a motel franchising company.


PART II.

Item 5.  Market for the Registrant's Common Equity

MARKET INFORMATION

The Company's common stock trades on the Nasdaq Small-Cap Market System under the symbol ISIG. The following table sets forth the range of high and low bid prices reported on the Nasdaq System. These quotations represent prices between dealers and do not reflect retail market-ups, mark-downs or commission.

         1998                       High             Low
         -----------------------------------------------------
         First Quarter              1-15/16          1
         Second Quarter             2-15/16          1-5/32
         Third Quarter              3                1-1/2
         Fourth Quarter             2-3/8            1

         1997                       High             Low
         -----------------------------------------------------
         First Quarter              4-5/8            1-13/16
         Second Quarter             4                2-5/16
         Third Quarter              3-3/8            2-1/2
         Fourth Quarter             2-5/8            1-1/32

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of March 17, 1999, the Company had 147 shareholders of record and approximately 855 beneficial owners.

DIVIDENDS

The Company has never paid cash dividends on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

(In thousands, except per share amounts.)


For the Years Ended
December 31                                1998         1997         1996         1995         1994
----------------------------------------------------------------------------------------------------
Net sales                              $  8,704     $ 13,321     $ 14,667     $ 15,547     $ 16,304
Operating income (loss)                  (3,396)      (3,393)        (999)      (1,470)        (947)
Net income (loss)                        (3,416)      (3,380)        (999)      (1,451)        (909)
Net income (loss) per share:
  Basic and diluted                    $   (.44)    $   (.50)    $   (.18)    $   (.27)    $   (.17)
Shares used in calculation of
 Net loss per share:
  Basic and diluted                       7,714        6,790        5,404        5,360        5,203
Working capital                        $  2,232     $  3,462     $  3,512     $  4,351     $  4,952
Total assets                              4,069        5,855        6,426        6,832        8,107
Long-term debt and lease obligation          72          186          289          383           --
Total stockholders' equity                2,430        3,795        4,174        5,118        6,413


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's statements of operations as a percentage of net sales.


Year Ended December 31                1998          1997          1996
-------------------------------------------------------------------------
Net Sales                            100.0%        100.0%        100.0%
Cost of Sales                         53.7          51.3          48.2
-------------------------------------------------------------------------
Gross Profit                          46.3          48.7          51.8
Operating Expenses:
    Sales and Marketing               51.3          53.0          42.5
    Product Development                4.7           3.7           3.3
    General and Administrative        23.1          15.1          12.8
    Restructuring Charge               6.3           2.4            --
-------------------------------------------------------------------------
Total Operating Expenses              85.4          74.2          58.6
-------------------------------------------------------------------------
Operating Loss                       (39.0)        (25.5)         (6.8)
Other Income                          (0.2)          0.1            --
-------------------------------------------------------------------------
Net Loss                             (39.2)%       (25.4)%        (6.8)%
-------------------------------------------------------------------------

FISCAL 1998 COMPARED TO FISCAL 1997

NET SALES: Net sales for the year ended December 31, 1998 decreased 35% to $8,704,000 compared to sales of $13,321,000 in 1997.

The decrease in sales in 1998 resulted primarily from discontinuing domestic sales of the SIGNright machine in 1998 and significantly lower Stylus software revenue. Machine and machine related revenue was $997,000 in 1998 compared to $3,500,000 in 1997. Stylus software revenue was $532,000 in 1998 compared to software revenue of $1,597,000 in 1997.

GROSS PROFIT: The Company's gross profit decreased 38% in 1998 to $4,033,000 as compared to 1997. Gross profit as a percentage of net sales decreased to 46.3% for 1998 compared to 48.7% for 1997. The decrease in 1998 was due primarily to the overall decrease in net sales and change in product mix. Also, the Company's fixed costs did not decrease in the same proportion as net sales decreased in 1998. The Company's foreign sales were 16% in 1998, 14% in 1997 and 16% in 1996. The Company expects that sales to foreign distributors will be approximately 14% in 1999.

OPERATING EXPENSES: Operating expenses decreased 25% in 1998. In 1998 the Company recorded a restructuring charge of $546,000, offset by a $2,620,000 decrease to sales expenses as a result of the restructuring which accounted for the 25% overall decrease in operating expenses in 1998. Sales expenses decreased 58% in 1998. The decrease in 1998 was due primarily to the restructuring of the Company and elimination of SIGNright sales personnel. Marketing expenses also decreased 53% in 1998 as a result of an expense reduction effort and the restructuring of the Company. Product development expenses decreased 17% in 1998 as the Company eliminated any further independent product development of its Stylus software. The Company expects that its operating expenses will increase in 1999 as the Company continues to invest in the POPS program.

Operating expenses as a percentage of net sales were 85.4% in 1998. The increase as a percentage of net sales in 1998 was due primarily to the lower sales volume of the SIGNright machine and Stylus software. The Company expects its operating expenses as a percentage of net sales to decrease and its net sales to increase at a faster rate than operating expenses as the Company is able to leverage its fixed expenses and increase its POPS program revenues.

NET LOSS: The Company had a net loss of $3,416,000 in 1998 compared to a net loss of $3,380,000 in 1997. The net loss in 1998 resulted primarily from a substantial decrease in net sales and a decrease in margins due to a higher proportion of fixed expense allocated to lower sales, along with a restructuring charge of $546,000 and the increased costs of investing in the Insignia POPS program.

FISCAL 1997 COMPARED TO FISCAL 1996

NET SALES: Net sales for 1997 decreased 9% compared to sales of $14,667,000 in 1996. The decrease in sales in 1997 compared to 1996 resulted primarily from a decreased demand for the SIGNright machine compared to the demand for the Impulse machine in 1996 and a lower sales price for the SIGNright machines.

GROSS PROFIT: The Company's gross profit decreased 15% in 1997 as compared to 1996. Gross profit as a percentage of net sales decreased to 48.7% for 1997 compared to 51.8% for 1996. The decrease in 1997 was due primarily to the overall decrease in net sales in 1997. Also, the Company's fixed costs did not decrease in the same proportion as net sales decreased in 1997.

OPERATING EXPENSES: Operating expenses increased 15% in 1997 compared to 1996. In 1997 the Company recorded a restructuring charge of $315,000 and also introduced its Insignia POPS program and incurred $1,007,000 of sales expenses which accounted for the 15% increase in 1997. Sales expenses increased 27% in 1997. The increase in 1997 was due to the introduction of the Insignia POPS program. Marketing expenses decreased 19% in 1997. This decrease was a result of an expense reduction effort. General and administrative expenses increased 7% in 1997. The increase in 1997 was due primarily to an increase in rent and bad debt expense. Product development expenses decreased 1% in 1997.

Operating expenses as a percentage of net sales were 74.2% in 1997 compared to 58.6% in 1996. The increase as a percentage of net sales in 1997 was due primarily to the lower sales volume of the SIGNright machine.

NET LOSS: The Company had a net loss of $3,380,000 in 1997 compared to a net loss of $999,000 in 1996. The net loss in 1997 resulted primarily from a substantial decrease in net sales and a decrease in margins due to a higher proportion of fixed expense allocated to lower sales, along with a restructuring charge of $315,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations with proceeds from public and private equity placements. At December 31, 1998, working capital was $2,232,000 compared to $3,462,000 at December 31, 1997. During the same period total cash and cash equivalents increased $655,000 to $1,120,000.

Net cash used in operating activities during 1998 was $830,000, primarily due to the net loss and the increase in accrued expenses, offset by the decrease in accounts receivable, inventory, prepaids and other liabilities. Accounts receivable decreased $1,360,000 in 1998 as extended term payment plans were paid down during 1998. Inventory decreased $407,000 primarily due to the Company's decision to reduce its inventory levels of SIGNright machines. Prepaid expenses decreased $352,000 primarily due to the write-off of SIGNright machine deposits. The Company expects accounts receivable to remain relatively flat during 1999. The Company also expects inventory levels to remain flat during 1999.

Net cash of $740,000 was used in investing activities in 1998. The net cash decrease was due to the purchase of marketable securities in the amount of $1,701,000 offset by the maturity of marketable securities in the amount of $1,046,000 and the purchase of property and equipment of $116,000.

Net cash of $1,569,000 was provided by financing activities, primarily from the proceeds from the issuance of common stock of $2,038,000 offset by principal payments on long term debt of $103,000 and payments to the line of credit in the amount of $365,000.

The Company anticipates that its working capital needs will remain consistent with prior years. In December of 1997, the Company entered into a loan agreement with a commercial financing division of a U.S. Bank. The bank issued the Company a line of credit in the amount of $3,000,000. As of December 31, 1998 there was no outstanding balance on the line of credit and the borrowing availability was approximately $1,200,000. The Company believes that with this line of credit it will have sufficient capital resources to fund its current business operations and anticipated growth for the foreseeable future.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein and in the following section and like statements elsewhere in this report are forward looking statements. Actual results could differ materially from those anticipated as a result of various factors. Set forth below are the principal factors and risks considered most likely to cause actual results to differ materially from management's expectations.

Significant risk factors, while not all inclusive, are:

1.   RESULTS OF INSIGNIA POPS PROGRAM.
     It will be necessary to achieve lift results from the Insignia POPS program that are comparable to the results to date from the Insignia POPS program in order to obtain additional participating manufacturers and retailers at the rate anticipated by the Company.

2.   COMPETITION.
     Insignia POPS will be competing for the marketing expenditures of branded product manufacturers, who use various forms of point-of-purchase marketing methods, such as displays, coupons, in-store samples, etc. There is no assurance that Insignia POPS will compete successfully with these traditional marketing methods.

3.   SIGN PRODUCTION.
     The Company's ability to produce the planned number of signs will depend on a number of factors, including receipt of data and information from both the retailers and manufacturers and conducting the necessary training.

4.   BUSINESS CONDITIONS OF THE GENERAL ECONOMY.

5.   COST OF THE RAW MATERIAL.
     The Company's printing gross margin percentage is a sensitive function of the cost of the raw paper materials.

6.   SIGN CARD REVENUE.
     The Company derives a significant portion of its revenue from the sale of the bar-coded sign cards required by the Impulse and SIGNright systems, which are no longer being marketed domestically by the Company. If a substantial number of existing customers discontinue the use of the sign card there could be a serious adverse effect on the Company's revenue.

7.   DEPENDENCE ON KEY EMPLOYEES.
     The Company is highly dependent upon the services of its present officers, and the loss of any of them could have a material adverse effect on the Company. None of the Company's officers are bound by employment or non-competition agreements with the Company. The success of the Company will also depend on its ability to attract and retain capable sales and marketing personnel.

YEAR 2000 COMPLIANCE

GENERAL DESCRIPTION: The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date sensitive software or imbedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

YEAR 2000 COMPLIANCE: The Company has modified or upgraded portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. This modification and upgrade was completed in March 1999. The Company believes that with these modifications and upgrades, the year 2000 issue has been mitigated.

THIRD PARTY: The Company does not have any direct interfacing with significant third party vendors. The Company has queried significant suppliers and subcontractors who do not share information systems with company (external agents). To date, the Company is not aware of any external agent with a year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of insuring that external agents will be year 2000 ready. The inability of external agents to complete their year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

COST: The Company utilized both internal and external resources to reprogram and modify the software and operating equipment for year 2000 modifications. The total cost of the year 2000 project was approximately $20,000 and is being funded through operating cash flows.

PRODUCT: The Company has made modifications to any of its products which require remediation to be year 2000 compliant. Accordingly, the Company does not believe that the year 2000 presents a material exposure as it relates to the Company's products.

      ------------------------------- ------------------- ------------------ ------------------ ------------------
      RESOLUTION PHASES                   ASSESSMENT         REMEDIATION          TESTING         IMPLEMENTATION
      ------------------------------- ------------------- ------------------ ------------------ ------------------
  E   Information Technology          100% Complete       100% Complete      100% Complete      100% Complete
  X   ------------------------------- ------------------- ------------------ ------------------ ------------------
  P   Operating Equipment with        100% Complete       100% Complete      100% Complete      100% Complete
  O   Embedded Chips or Software
  S   ------------------------------- ------------------- ------------------ ------------------ ------------------
  U   Products                        100% Complete       100% Complete      100% Complete      100% Complete
  R   ------------------------------- ------------------- ------------------ ------------------ ------------------
  E
      3rd Party - System Interface           N/A                 N/A                N/A                N/A
  T   ------------------------------- ------------------- ------------------ ------------------ ------------------
  Y   3rd Party - Surveying           100% Complete                                             Implement
  P                                                                                             contingency plans
  E                                                                                             or other
                                                                                                alternatives as
                                                                                                necessary.
      ------------------------------- ------------------- ------------------ ------------------ ------------------

Item 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

The following Independent Auditors' Report and Financial Statements thereon are included on the pages indicated:

Report of Independent Auditors...............................................F-1

Balance Sheets as of December 31, 1998 and 1997..............................F-2

Statements of Operations for the years ended December 31, 1998,
  1997, and 1996.............................................................F-3

Statement of Changes in Stockholders' Equity for the years ended
  December 31, 1998, 1997, and 1996..........................................F-4

Statement of Cash Flows for the years ended December 31, 1998,
  1997, and 1996.............................................................F-5

Notes to Financial Statements................................................F-6

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors
Insignia Systems, Inc.


We have audited the accompanying balance sheets of Insignia Systems, Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a).These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                           /s/Ernst & Young LLP



Minneapolis, Minnesota
February 5, 1999


                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS


AS OF DECEMBER 31                                                         1998              1997
------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                    $          0      $          0
     Marketable securities                                           1,120,100           464,837
     Accounts receivable - net of $96,000 allowance in 1998
       and $204,000 in 1997                                          1,280,021         2,712,505
     Inventories                                                     1,210,500         1,617,578
     Prepaid expenses                                                  187,784           540,028
------------------------------------------------------------------------------------------------
     Total Current Assets                                            3,798,405         5,334,948

PROPERTY AND EQUIPMENT:
     Production tooling, machinery and equipment                     1,894,577         1,902,704
     Office furniture and fixtures                                     358,602           356,099
     Computer equipment                                                954,096           978,952
     Leasehold improvements                                             35,134           312,420
------------------------------------------------------------------------------------------------
                                                                     3,242,409         3,550,175
     Accumulated depreciation and amortization                      (2,972,303)       (3,030,500)
------------------------------------------------------------------------------------------------
     Total Property and Equipment                                      270,106           519,675
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                      $  4,068,511      $  5,854,623
------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                             $    518,529      $    424,361
     Accrued compensation and benefits                                 176,746           234,291
     Accrued expenses                                                   85,138           245,028
     Deferred revenue                                                  404,729           361,976
     Warranty reserve                                                   25,840            98,430
     Other                                                             241,515            40,523
     Line of credit                                                          0           365,447
     Current portion of long-term debt                                 114,087           103,221
------------------------------------------------------------------------------------------------
     Total Current Liabilities                                       1,566,584         1,873,277

LONG-TERM DEBT                                                          72,018           186,104
COMMITMENTS (SEE NOTES 5 AND 9)

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01:
        Authorized shares - 20,000,000
        Issued and outstanding shares - 8,498,800 in 1998 and
           6,857,721 in 1997                                            84,998            68,578
     Additional paid-in capital                                     15,163,071        13,083,563
     Unearned compensation                                             (47,932)           (2,250)
     Accumulated deficit                                           (12,770,228)       (9,354,649)
------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                      2,429,909         3,795,242
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  4,068,511      $  5,854,623
------------------------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.


                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS


YEAR ENDED DECEMBER 31                                     1998              1997              1996
------------------------------------------------------------------------------------------------------
NET SALES                                             $  8,703,604      $ 13,321,124      $ 14,667,382
Cost of Sales                                            4,670,419         6,832,609         7,063,836
------------------------------------------------------------------------------------------------------
     Gross Profit                                        4,033,185         6,488,515         7,603,546

OPERATING EXPENSES:
     Sales                                               3,672,173         5,557,557         4,381,247
     Marketing                                             790,981         1,501,242         1,845,730
     Product development                                   407,409           493,686           498,160
     General and administrative                          2,012,899         2,014,322         1,877,411
     Restructuring Charge                                  545,992           314,568                --
------------------------------------------------------------------------------------------------------
        Total Operating Expenses                         7,429,454         9,881,375         8,602,548
------------------------------------------------------------------------------------------------------
           Operating Loss                               (3,396,269)       (3,392,860)         (999,002)

OTHER INCOME (EXPENSE):
     Interest income                                        56,936            84,667            46,751
     Interest expense                                     (113,672)          (56,717)          (64,911)
     Other income (expense)                                 37,426           (14,602)           17,936
------------------------------------------------------------------------------------------------------
        NET LOSS                                      $ (3,415,579)     $ (3,379,512)     $   (999,226)
------------------------------------------------------------------------------------------------------

Net loss per share:
     Basic and diluted                                $       (.44)     $       (.50)     $       (.18)
------------------------------------------------------------------------------------------------------

Shares used in calculation of net loss per share:
     Basic and diluted                                   7,714,522         6,790,484         5,403,741
------------------------------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.


                             INSIGNIA SYSTEMS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                         Common Stock           Additional
                                         ------------             Paid-In         Unearned       Accumulated
                                     Shares         Amount        Capital       Compensation        Deficit           Total
       -----------------------------------------------------------------------------------------------------------------------
BALANCE AT JAN. 1, 1996            5,361,006    $     53,610    $ 10,056,117    $    (16,125)    $ (4,975,911)    $  5,117,691
Employee stock purchase plan          42,852             429          46,280              --               --           46,709
Amortization of stock grant               --              --              --           8,812               --            8,812
Net loss                                  --              --              --              --         (999,226)        (999,226)
------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DEC. 31, 1996           5,403,858          54,039      10,102,397          (7,313)      (5,975,137)       4,173,986
Sale of common stock               1,373,660          13,737       2,890,471              --               --        2,904,208
Exercise of stock options             13,768             138          13,630              --               --           13,768
Employee stock purchase plan          66,435             664          77,065              --               --           77,729
Amortization of stock grant               --              --              --           5,063               --            5,063
Net loss                                  --              --              --              --       (3,379,512)      (3,379,512)
------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DEC. 31, 1997           6,857,721          68,578      13,083,563          (2,250)      (9,354,649)       3,795,242
Sale of common stock               1,600,000          16,000       1,961,252              --               --        1,977,252
Exercise of stock options             40,066             400          55,898              --               --           56,298
Exercise of stock warrants             2,013              20           4,258              --               --            4,278
Issuance of stock warrants
   in lieu of services                    --              --          58,100         (47,932)              --           10,168
Amortization of stock grant               --              --              --           2,250               --            2,250
Net loss                                  --              --              --              --       (3,415,579)      (3,415,579)
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 31, 1998           8,499,800    $     84,998    $ 15,163,071    $    (47,932)    $(12,770,228)    $  2,429,909
------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.


                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS


YEAR ENDED DECEMBER 31                                            1998            1997            1996
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net loss                                                 $(3,415,579)    $(3,379,512)    $  (999,226)
     Adjustments to reconcile net loss to net
     Cash used in operating activities:
       Depreciation and amortization                              336,613         662,279         540,192
       Provision for bad debt expense                              72,000         185,000          70,000
       Provision for obsolete inventory                            69,500          71,500          47,500
       Amortization of unearned compensation                        2,250           5,063           8,812
       Gain on sale of equipment                                   (2,444)             --              --
       Issuance of stock warrants in lieu of services              10,168              --              --
     Changes in operating assets and liabilities:
       Accounts receivable                                      1,360,484        (252,654)       (479,477)
       Inventories                                                337,578         326,885         (35,897)
       Prepaid expenses                                           352,244        (324,466)        116,056
       Accounts payable                                            94,168        (257,800)       (101,890)
       Accrued compensation and benefits                          (57,545)          5,272           6,317
       Deferred revenue                                            42,753         268,052          73,047
       Warranty reserve                                           (72,590)         55,590         (31,160)
       Accrued expenses and other                                  41,102         137,705           2,789
---------------------------------------------------------------------------------------------------------
       Net Cash Used in Operating Activities                     (829,298)     (2,497,086)       (782,937)

INVESTING ACTIVITIES:
     Purchases of property and equipment                         (116,279)       (230,651)       (341,980)
     Proceeds from sale of equipment                               31,680              --              --
     Purchase of marketable securities                         (1,700,967)     (1,812,307)     (1,114,271)
     Maturity/sale of marketable securities                     1,045,704       1,496,897       1,468,750
---------------------------------------------------------------------------------------------------------
       Net Cash (Used In) Provided By Investing Activities       (739,862)       (546,061)         12,499

FINANCING ACTIVITIES:
     Net change in line of credit                                (365,447)       (307,834)        673,281
     Proceeds from issuance of Common Stock                     2,037,827       2,995,704          46,709
     Principal payments on long-term debt                        (103,220)        (93,391)        (84,497)
---------------------------------------------------------------------------------------------------------
       Net Cash Provided by Financing Activities                1,569,160       2,594,479         635,493
---------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        0        (448,668)       (134,945)
Cash and Cash Equivalents at Beginning of Year                          0         448,668         583,613
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $         0     $         0     $   448,668
---------------------------------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.


                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS. Insignia Systems, Inc. (the "Company") markets in-store promotional programs, products and services to retailers and manufacturers. These products include thermal sign card supplies for the Company's SIGNright and Impulse systems, Stylus software, and Insignia POPS.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
     CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     REVENUE RECOGNITION. The Company recognizes revenue associated with equipment, software and sign card sales at the time the products are shipped to customers. Revenue associated with maintenance agreements are recognized over the life of the contract. Revenue associated with Insignia POPS is recognized at the completion of service.

     MARKETABLE SECURITIES. Marketable securities are composed of debt securities and are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income.

     INVENTORIES. Inventories are primarily comprised of Impulse machines, SIGNright machines, sign cards, and accessories. Inventory is valued at lower of cost or market using the first-in, first-out (FIFO) method.

     PROPERTY AND EQUIPMENT. Property and equipment is recorded at cost. Depreciation and amortization is provided on a straight line basis over three to five years. Leasehold improvements are amortized over the shorter of the term of the lease or life of the asset.

     PRODUCTION TOOLING COSTS. Expenditures relating to the purchase and installation of production tooling are capitalized and amortized over the anticipated useful life of the product.

     INCOME TAXES. Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities.

     STOCK-BASED COMPENSATION. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.


                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


     IMPAIRMENT OF LONG-LIVED ASSETS. The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

     USE OF ESTIMATES. The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     NET LOSS PER COMMON SHARE. Loss per share is calculated under FASB Statement 128. Basic loss per share is based on the weighted average shares outstanding and exclude any dilutive effects of options and warrants. Diluted loss per share for the Company is the same as basic earnings per share because the effect of options and warrants is anti-dilutive.

     ADVERTISING COSTS. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $361,500, $677,195 and $758,786 in 1998, 1997 and 1996, respectively.

     RESEARCH AND DEVELOPMENT. Research and development expenditures are charges to operations as incurred. Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

     Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. All research and development costs have been expensed.

3. RESTRUCTURING PROGRAM. During January 1998, the Company implemented a restructuring program (Program) to achieve a more focused marketing strategy regarding the selling of SIGNright machines. This marketing strategy eliminated the marketing and selling of SIGNright machines through direct channels. This resulted in the Company streamlining and downsizing its operations by reducing its workforce and consolidating certain employee groups. As a result of this Program, the Company reduced its workforce from 130 full time employees to 93 full time employees. The Company took a charge to earnings in December 1997 due to this restructuring in the amount of $315,000. Accruals established as part of this restructuring were fully utilized in 1998. During April 1998, the Company initiated a further restructuring program to redirect the Company's marketing strategy toward the Insignia POPS program. This marketing strategy eliminated the marketing and selling of SIGNright machines domestically. As a result of this program, the Company reduced its workforce from 93 full time employees to 65 full time employees. The Company took a charge to earnings in 1998 due to this restructuring in the amount of $546,000. This $546,000 charge is comprised of a $196,000 write-down of a prepayment made to its Japanese vendor for SIGNright machines, a $106,000 charge for the write-off of SIGNright machines, a $15,000 charge for moving


                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


     expenses, a $47,000 charge for accrued rental costs associated with a portion of the lease of the facility which in 1998 was permanently idle and separate from the remaining utilized lease space, and severance costs in the amount of $182,000 as a result of the workforce reduction.

4. MARKETABLE SECURITIES. Marketable securities consist of U.S. Treasury Debt Securities which mature in April 1999 and certificates of deposit. Approximately $170,000 of these certificates are pledged as collateral for the loan agreement (see Note 8) and approximately $243,000 of these certificates are pledged as collateral for the building lease agreement (see Note 9). Investments are classified as available-for-sale and are stated at amortized cost which approximates fair market value. As a result no unrealized gains or losses were recognized at December 31, 1998 and 1997.

5.   COMMITMENTS.
     PRODUCT DESIGN AGREEMENTS. The Company has an exclusive licensing agreement for a bar-code used with the Impulse Retail System and SIGNright system. The Company has agreed to pay royalties totaling 1% of net sales on all paper and supplies using the bar-code technology of the Impulse Retail System.

     HARDWARE PURCHASE AGREEMENT. The Company has a purchase agreement with a Japanese company that holds the rights to supply its SIGNright machine.
     As of December 31, 1998, the Company had a purchase commitment for 1,000 SIGNright machines in the approximate amount of $350,000. As of December 31, 1998, the Company had paid $175,000 of this commitment. In addition, before beginning production, the Company paid for tooling, equipment and development expenditures of approximately $248,000. The purchase price for the SIGNright machine is payable in Japanese yen and therefore the dollar value of such payments may fluctuate with exchange rates.

6. INCOME TAXES. At December 31, 1998, the Company had net operating loss carryforwards of approximately $11,848,000 which are available to offset future taxable income through 2018. These carryforwards are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes. Significant components of the deferred tax assets are as follows:

     As of December 31                            1998             1997
     ----------------------------------------------------------------------
     DEFERRED TAX ASSETS:
     Net operating loss carryforwards         $ 4,383,600      $ 2,897,600
     Depreciation and amortization                144,000          106,900
     Accounts receivable allowance                 35,600           75,600
     Allowance for machine returns                  9,500           36,400
     Inventory reserve                             87,400          134,400
     Restructuring reserve                         57,400          110,500
     Other                                         20,500           50,000
     ----------------------------------------------------------------------
     Total deferred tax asset                   4,738,000        3,411,400
     Valuation allowance                       (4,738,000)      (3,411,400)
     ----------------------------------------------------------------------
     Net deferred tax assets                  $        --      $        --


                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


7.   STOCK OPTIONS, WARRANTS AND AWARDS.
     STOCK OPTION PLAN. The Company has a stock option plan for its employees and directors. Under the terms of the plan, the Company grants incentive stock options to employees at an exercise price at or above 100% of fair market value on the date of grant. The plan also allows the Company to grant non-qualified options at an exercise price of less than 100% of fair market value at the date of grant. The stock options expire five years after the date of grant and typically vest in one-third increments on the first, second and third anniversaries of the grant date.

     The following tables summarizes activity under the plan:

                                      Plan                Plan          Weighted
                                     Shares             Options      Average Exercise
                               Available for Grant    Outstanding    Price Per Share
     --------------------------------------------------------------------------------
     Balance at December 31, 1995     46,843            335,100       $       2.16
        Shares reserved              300,000                 --                 --
        Granted                     (223,400)           223,400               1.92
        Cancelled                     99,300            (99,300)              2.25
        Exercised                         --                 --                 --
     --------------------------------------------------------------------------------

     Balance at December 31, 1996    222,743            459,200               1.79
        Granted                     (199,000)           199,000               2.84
        Cancelled                      5,632             (5,632)              2.86
        Exercised                         --            (13,768)              2.59
     --------------------------------------------------------------------------------

     Balance at December 31, 1997     29,375            638,800               1.98
        Reserved                     600,000                 --                 --
        Granted                     (749,000)           749,000               1.25
        Cancelled                    236,734           (236,734)              2.21
        Exercised                         --            (40,066)              1.41
     --------------------------------------------------------------------------------

     Balance at December 31, 1998    117,109          1,111,000               1.54

     The number of options exercisable under the plan were:

       December 31, 1996         267,262
       December 31, 1997         342,523
       December 31, 1998         541,623


                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


     The following tables summarizes information about the stock options outstanding at December 31, 1998.

                                     Options Outstanding                            Options Exercisable
                      --------------------------------------------------    ------------------------------------
                                           Weighted          Weighted                               Weighted
       Ranges of                           Average            Average             Number             Average
       Exercise           Number          Remaining       Exercise Price      Exercisable at     Exercise Price
        Prices         Outstanding     Contractual Life      Per Share      December 31, 1998       Per share
     -----------------------------------------------------------------------------------------------------------
     $1.06 -$2.75        701,334           5 Years             $1.34              203,126             $1.17
      1.81 - 3.38         91,000           4 Years              3.10               48,166              3.48
      1.25 - 1.38         95,000           3 Years              1.36               66,665              1.36
      1.00 - 1.88         29,500           2 Years              1.44               29,500              1.44
      1.38 - 3.38        194,166           1 Year               1.56              194,166              1.56
     -----------------------------------------------------------------------------------------------------------

      1.06 - 3.38      1,111,000           3 Years              1.54              541,623              1.52

     Options outstanding under the plan expire at various dates during the period January 1999 through December 2003.

     The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $.75, $1.62 and $.80, respectively.

     The Company follows Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), requires use of option valuation models that were not developed for use valuing employee stock options.

     Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996; risk-free interest rate of 6.0%; volatility factor of the expected market price of the Company's common stock of .532, and a weighted-average life of the option of three years; and for 1997: risk-free interest rate of 6.0%; volatility factor of the expected market price of the Company's common stock of .882, and a weighted-average life of the option of three years; and for 1998: risk-free interest rate of 6.0%; volatility factor of the expected market price of the Company's common stock of .978, and a weighted-average life of the option of three years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect


                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


     the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                  1998              1997            1996
     ---------------------------------------------------------------------------------------
     Pro forma net loss                       $(3,715,870)     $(3,508,528)     $(1,111,522)

     Pro forma net loss per common share          $  (.48)         $  (.52)        $   (.21)

     The pro forma effect on the net loss for 1996, 1997 and 1998 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     WARRANTS. During 1995, the Company issued five year warrants to an outside consultant to purchase 1,000 shares of Common Stock at $1.50 per share. Prior to 1995, the Company issued five year warrants to consultants to purchase a total of 17,500 shares of Common Stock exercisable at various prices between $2.56 per share and $4.00 per share. The warrants expire on various dates through November 1999.

     During 1990, two non-employee board members provided strategic planning, financial and general advisory assistance to the Company. In exchange for their services, the Company granted to each individual a warrant to purchase 75,000 shares of Common Stock at $2.00 per share for a five year period. During 1994, these warrants were extended to September 9, 1999.

     During 1997, a non-employee Board member providing strategic planning and advisory assistance to the Company was granted a warrant to purchase 25,000 shares of common stock at $2.31 per share. The warrant will expire in five years.

     In 1998, the Company issued three year warrants to outside consultants to purchase 70,000 shares of common stock at $1.625 per share. The Company valued these warrants at $58,100 and will recognize consulting expense associated with these warrants over the vesting period. The Company recognized an expense of $10,168 in 1998 associated with these warrants.

     STOCK AWARD. In December 1993, the Company granted 25,000 shares of restricted stock at no cost to an officer of the Company. The restriction on the shares were removed as the individual completed employment periods with the Company through various dates from 1995 through 1998.

8. FINANCING AGREEMENTS AND LONG-TERM DEBT. The Company entered into a $3 million line of credit agreement with a finance corporation against which $0 was outstanding at December 31, 1998. The credit agreement provides that the minimum amount of interest due and payable in any month under the line of credit agreement will be not less than $7,500. The outstanding balance under the line of credit accrues interest at a rate of 2 percent over the bank's reference rate per annum. This credit agreement was amended in September 1998 to

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


     provide for the temporary suspension of this line of credit, until such time that the Company elects to reinstate the credit agreement and the availability of advances under the credit agreement. As a result of this suspension, the agreement shall remain effective for one year upon reinstatement of the credit line. No minimum amount of interest will be due and payable during the suspension period. The Company pledged as security all inventory, accounts receivable, equipment and general intangibles. The carrying amount of the Company's debt instruments approximates fair value. The Company also has a long-term loan agreement with a finance corporation which accrues interest at a rate of 10.05 percent per annum and expires on August 1, 2000. In 1995 the Company borrowed $500,000 and pledged certain printing press assets and U.S. Treasury Debt Securities as collateral against this facility.

     Long-term debt as of December 31, 1998 is as follows:

     Obligations under long-term debt           $186,105
     Less current portion                        114,087
     -----------------------------------------------------
                                                $ 72,018
     -----------------------------------------------------

     Maturities of long-term debt as of December 1998 are as follows:

     1999                                       $114,087
     2000                                         72,018
     -----------------------------------------------------
                                                $186,105
     -----------------------------------------------------

     Cash paid during the year for interest was $113,672, $56,166 and $51,285 in 1998, 1997, and 1996, respectively.

9. LEASES. In December 1998, the Company relocated its office space to a 26,000 square foot office and warehouse space. The Company leases its office space under a five year operating lease. The term of the operating lease is January 1, 1999 through December 31, 2004. The future noncancelable lease payments, exclusive of costs associated with the landlord operating costs, due on the operating lease as of December 31, 1998 are as follows:

     1999                                   $  209,484
     2000                                   $  209,484
     2001                                   $  209,484
     2002                                   $  209,484
     2003                                   $  209,484
     ---------------------------------------------------
                                            $1,047,420
     ---------------------------------------------------

     The Company incurred approximately $312,567, $506,000, and $429,000 in rent expense in 1998, 1997, and 1996, respectively. As a result of this relocation, the Company expensed $55,000 of moving expenses in 1998.


                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


10. CUSTOMER SALES. No single customer represented a significant portion of total sales. Export sales accounted for 16%, 14%, and 16% of total sales in 1998, 1997, and 1996, respectively.

11. EMPLOYEE BENEFIT PLANS. The Company has a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 15% of their income on a pre-tax basis through contributions to the plan. The Company may make matching contributions with respect to salary deferral at a percentage to be determined by the Company each year. In 1998, 1997, and 1996, the Company made no matching contributions.

     The Company adopted an Employee Stock Purchase Plan effective January 1, 1993. The plan enables employees to contribute up to 10% of their compensation toward the purchase of the Company's Common Stock at 85% of market value. In 1998, 1997, and 1996, 0, 66,435 and 42,852 shares, respectively, were purchased by employees under the plan. At December 31, 1998, 150,941 shares are reserved for future employee purchases of Common Stock under the plan.

12. SOURCE OF SUPPLY. The Company currently buys the components of its products from sole suppliers. Although there are a limited number of manufacturers capable of manufacturing its products, management believes that other manufacturers could adapt to provide the products on comparable terms. The time required to locate and qualify other manufacturers, however, could cause a delay in manufacturing that may be financially disruptive to the Company.

13. STOCKHOLDERS' EQUITY. In June 1998, the Company issued 1,600,000 units consisting of 1,600,000 shares of its common stock and warrants to purchase an additional 800,000 shares of common stock. The Company received net proceeds of approximately $2,000,000, which is available for general corporate purposes. The warrants are exercisable at $1.625 per share and expire in June 2001.

14. SUBSEQUENT EVENT (UNAUDITED). In December 1997, Meta-4, Inc., the developer of the DOS version of the Company's Stylus software product, brought suit against the Company in U.S. District Court in the District of Minnesota. The complaint alleged copyright infringement and breach of contract in connection with the Company's distribution of the Company's Stylus software product. This lawsuit was settled in March 1999. Under the settlement Meta-4 assigned all its rights to the Stylus software to the Company in consideration of $15,000 in cash and 75,000 shares of the Company's common stock.


Item 9.  Disagreements with Accountants on Accounting and Financial Disclosures

None.



PART III.


Item 10.  Directors and Executive Officers of the Registrant

Information concerning Executive Officers of the Company is included in this Annual Report in Item 4A under the caption "Executive Officers of the Registrant."

The information required by Item 10 concerning the directors of the Company is incorporated herein by reference to the Company's proxy statement for its 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


Item 11.  Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company's proxy statement for its 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the Company's proxy statement for its 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the Company's proxy statement for its 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV.


Item 14.  Exhibits, Schedule and Reports on Form 8-K


(a)      Exhibits


    Exhibit                                                       Page Number or Incorporation
    Number           Description                                  By Reference To
----------------     ----------------------------------------     ------------------------------------------------
      3.1            Articles of Incorporation of                 Exhibit 3.1 of the Registrant's Registration
                     Registrant, as amended to date               Statement of Form S-18, Reg. No. 33-40765C

      3.2            Bylaws, as amended to date                   Exhibit 3.2 of the Registrant's Registration
                                                                  Statement of Form S-18, Reg. No. 33-40765C

      4.1            Specimen Common Stock Certificate of         Exhibit 4.1 of the Registrant's Registration
                     Registrant                                   Statement of Form S-18, Reg. No. 33-40765C

     10.1            License Agreement between Thomas and         Exhibit 10.1 of the Registrant's Registration
                     Lawrence McGourty and the Company            Statement of Form S-18, Reg. No. 33-40765C
                     dated January 23, 1990, as amended

     10.2            Barcode License and Support Agreement        Exhibit 10.2 of the Registrant's Registration
                     between Thomas and Lawrence McGourty         Statement of Form S-18, Reg. No. 33-40765C
                     and the Company dated January 23, 1990

     10.3            The Company's 1990 Stock Plan, as            Exhibit 10.3 of the Registrant's Annual
                     amended                                      Report on Form 10-K for the year ended December
                                                                  31, 1995

     10.4            Sign Printer Sales Agreement between         Exhibit 10.4 of the Registrant's Registration
                     the Company and Creative Machineries         Statement of Form S-18, Reg. No. 33-40765C
                     International, Inc. dated January 29,
                     1990, as amended

     10.6            Lease Agreement between Plymouth                                    21
                     Partners II, and the Company, dated
                     October 5, 1998

     10.7            Common Stock Warrant dated September         Exhibit 10.7 of the Registrant's Registration
                     28, 1990 issued to Erwin Kelen               Statement of Form S-18, Reg. No. 33-40765C

     10.8            Non competition and Consulting               Exhibit 10.12 of the Registrant's Registration
                     Agreement between Varitronics and G.         Statement of Form S-18, Reg. No. 33-40765C
                     L. Hoffman dated January 12, 1990

     10.9            Employee Stock Purchase Plan                 Exhibit 10.14 of the Registrant's Annual Report
                                                                  on Form 10-K for the year ended December 31,
                                                                  1994

     10.10           Loan and Security Agreement between          Exhibit 10.15 of the Registrant's Annual Report
                     FBS Business Finance Corporation and         on Form 10-K for the year ended December 31,
                     the Company dated July 31, 1995              1995

     10.11           Loan Agreement between Republic              Exhibit 10.16 of the Registrant's Annual Report
                     Acceptance Corporation and the Company       on Form 10-K for the year ended December 31,
                     dated December 20, 1997                      1997

     10.12           Amendment to the Loan Agreement                                     59
                     between Republic Acceptance
                     Corporation and the Company dated
                     December 30, 1998

      23             Consent of Ernst & Young LLP                                        63

      25             Power of Attorney (See signature page                               20
                     of this Form 10-K)

      27             Financial Data Schedule                                             64


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during 1998.

                                                                     Page in
                                                                  This Form 10-K
                                                                  --------------

Schedule II:  Valuation and Qualifying Accounts..............................19

SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS


               Col. A                       Col. B                   Col. C                    Col. D            Col. E
--------------------------------------    ------------     ---------------------------      ------------      -----------
                                                                    Additions
                                                           ---------------------------
                                                              (1)             (2)

                                                                            Charged
                                          Balance at       Charged to       To Other                          Balance
                                          Beginning        Costs and        Accounts        Deductions        at End of
Description                               of Period        Expenses         Describe        Describe          Period
--------------------------------------    ------------     ------------     ----------      ------------      -----------
Year ended December 31, 1998
    Allowance for doubtful accounts        $204,382          $72,000               --        $180,032 (1)      $96,350
    Provision for normal returns
     and rebates                            102,925            9,629                           86,712 (5)       25,842
    Provision for obsolete inventory        127,949           69,500                          107,943 (4)       89,506

Year ended December 31, 1997
    Allowance for doubtful accounts         135,475          185,000               --         116,093 (1)      204,382
    Provision for normal returns
     and rebates                             54,485                           $65,556 (2)      17,116 (3)      102,925
    Provision for obsolete inventory        120,162           71,500                           63,713 (4)      127,949

Year ended December 31, 1996
    Allowance for doubtful accounts          88,587           70,000               --          23,112 (1)      135,475
    Provision for normal returns
     and rebates                             99,166                             5,069 (2)      49,750 (3)       54,485
    Provision for obsolete inventory        108,000           47,500                           35,338 (4)      120,162

----------------------------------------------------------
(1)  Uncollectable accounts written off, net of recoveries.
(2)  Charged against sales.
(3)  Rebates paid to customer buying groups.
(4)  Inventory scrapped and disposed of.
(5) Includes $14,112 for rebates paid to customer buying groups and $72,600 credited to income.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                By: /s/ Scott Drill
                                                    ---------------
                                                    Scott Drill
                                                    President and CEO
Dated: March 29, 1999

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


Signature                      Title                                                Date
---------------------------    -------------------------------------------------    ----------------
/s/ G. L. Hoffman              Chairman and Secretary                               March 29, 1999
--------------------------
G. L. Hoffman

/s/ Scott F. Drill             President and Chief Executive Officer                March 29, 1999
--------------------------     (principal executive officer)
Scott F. Drill

/s/ John R. Whisnant           Vice President of Finance and Chief                  March 29, 1999
--------------------------     Financial Officer (principal financial officer)
John R. Whisnant

/s/ Erwin A. Kelen             Director                                             March 29, 1999
--------------------------
Erwin A. Kelen

/s/ Don E. Schultz             Director                                             March 29, 1999
--------------------------
Don E. Schultz

/s/ Gordon F. Stofer           Director                                             March 29, 1999
--------------------------
Gordon F. Stofer

/s/ Frank D. Trestman          Director                                             March 29, 1999
--------------------------
Frank D. Trestman