Form 10-Q
period 1999-03-31
INSIGNIA SYSTEMS INC/MN
filed 1999-05-04
CIK 875355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended:                     March 31, 1999
                     -----------------------------------------------------------

Commission File Number:                       0-19380
                       ---------------------------------------------------------

                             INSIGNIA SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Minnesota                                 41-1656308
--------------------------------------------------------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

   5025 Cheshire Lane North, Plymouth, Minnesota              55446
--------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

                                 (612) 392-6200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                               __X__ Yes _____ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Per Value -- 8,726,496 shares as of April 30, 1999.

                                                 Total number of pages:  8

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements  (Unaudited)

          Balance Sheets -- March 31, 1999 and December 31, 1998

          Statements of Operations -- Three months ended March 31, 1999 and 1998

          Statements of Cash Flows -- Three months ended March 31, 1999 and 1998

          Notes to Financial Statements -- March 31, 1999

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on  Form 8-K



SIGNATURES

Part I. Financial Information
Item 1. Financial Statements

                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                         March 31,       December 31,
ASSETS                                                                     1999              1998
--------------------------------------------------------               ------------      ------------
                                                                        (UNAUDITED)           (NOTE)
CURRENT ASSETS:
      Cash and cash equivalents                                        $    (40,461)     $          0
      Marketable securities                                                 878,719         1,120,100
      Accounts receivable - net of $98,242 allowance                      1,198,422         1,280,021
      Inventories                                                         1,307,252         1,210,500
      Prepaid expenses & other                                              124,639           187,784
                                                                       ------------      ------------
         TOTAL CURRENT ASSETS                                             3,468,571         3,798,405

PROPERTY AND EQUIPMENT:
      Production tooling, machinery and equipment                         1,717,687         1,894,577
      Office furniture and fixtures                                         262,767           358,602
      Computer equipment                                                    810,474           954,096
      Leasehold improvements                                                 94,176            35,134
                                                                       ------------      ------------
                                                                          2,885,104         3,242,409
      Accumulated depreciation and amortization                          (2,573,374)       (2,972,303)
                                                                       ------------      ------------

         TOTAL PROPERTY AND EQUIPMENT                                       311,730           270,106
                                                                       ------------      ------------
               TOTAL ASSETS                                            $  3,780,301      $  4,068,511
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------

CURRENT LIABILITIES:
      Accounts payable                                                 $    710,507      $    518,529
      Accrued compensation and benefits                                     108,299           176,746
      Accrued expenses                                                       48,929            85,138
      Current portion of long-term debt                                     116,977           114,087
      Line of credit                                                              0                 0
      Other                                                                 379,232           672,084
                                                                       ------------      ------------
         TOTAL CURRENT LIABILITIES                                        1,363,944         1,566,584

LONG-TERM DEBT                                                               41,667            72,018

STOCKHOLDERS' EQUITY:
      Common stock, par value $.01; authorized--20,000,000 shares;
         issued and outstanding March 31, 1999--8,651,496 shares;
         December 31, 1998--8,499,800 shares                                 86,515            84,998
      Additional paid-in capital                                         15,361,279        15,163,071
      Unearned compensation                                                 (43,146)          (47,932)
      Accumulated deficit                                               (13,029,958)      (12,770,228)
                                                                       ------------      ------------
         TOTAL STOCKHOLDERS' EQUITY                                       2,374,690         2,429,909
                                                                       ------------      ------------
            TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $  3,780,301      $  4,068,511
                                                                       ============      ============


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                      ----------------------------
                                                          1999             1998
                                                      -----------      -----------
NET SALES                                             $ 2,290,852      $ 2,331,926
Cost of Sales                                           1,147,041        1,315,898
                                                      -----------      -----------
     GROSS PROFIT                                       1,143,811        1,016,028

OPERATING EXPENSES:
     Restructuring Charge                                       0          572,293
     Insignia POPS Program                                557,330          369,652
     Sales                                                238,072          603,849
     Marketing                                            171,381          282,698
     Product Development                                        0          128,569
     General and Administrative                           445,726          514,579
                                                      -----------      -----------
         TOTAL OPERATING EXPENSES                       1,412,509        2,471,640
                                                      -----------      -----------
               OPERATING INCOME (LOSS)                   (268,698)      (1,455,612)

Other Income (Expense):
      Interest Income                                      27,125            4,887
      Interest Expense                                    (35,212)         (27,324)
      Other Income (Expense)                                2,235           (5,669)
                                                      -----------      -----------
         PRE-TAX INCOME (LOSS)                           (274,550)      (1,483,718)

Provision For Income Tax                                        0              500
                                                      -----------      -----------
            NET INCOME (LOSS)                         $  (274,550)     $(1,484,218)
                                                      ===========      ===========

Net income (loss) per share:
   Basic and diluted                                  $     (0.03)     $     (0.22)
                                                      ===========      ===========

Shares used in calculation of net loss per share:
   Basic and diluated                                   8,631,697        6,861,277
                                                      ===========      ===========

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31
                                                               ----------------------------
                                                                   1999             1998
                                                               -----------      -----------
OPERATING ACTIVITIES:
      Net income (loss)                                        $  (259,731)     $(1,484,217)
      Non-cash expenses included in income (loss):
            Depreciation and amortization                           62,677           94,076
            Provision for bad debt expense                          15,000           25,500
            Amortization of unearned compensation                    4,786            1,267
      Changes in operating assets and liabilities:
            Accounts receivable                                     66,599          803,752
            Inventories                                            (96,752)          (6,380)
            Prepaids and other                                      63,145          371,174
            Accounts payable                                       191,978          262,546
            Accrued compensation and benefits                      (68,447)         (56,150)
            Other accrued expenses                                (329,061)         (49,760)
                                                               -----------      -----------
                     NET CASH USED IN OPERATING ACTIVITIES        (349,806)         (38,192)

INVESTING ACTIVITIES:
      Purchases of property and equipment                         (104,301)         (32,105)
      Sale of marketable securities                                241,381          296,211
                                                               -----------      -----------
            NET CASH PROVIDED BY INVESTING ACTIVITIES              137,080          264,106

FINANCING ACTIVITIES:
      Proceeds from issuance of Common Stock                       199,725           27,499
      Principle payments under long-term debt agreement            (27,461)         (24,844)
      Proceeds from credit line                                          0          337,945
                                                               -----------      -----------
            CASH PROVIDED BY FINANCING ACTIVITIES                  172,264          340,600
                                                               -----------      -----------

             INCREASE (DECREASE) IN CASH AND EQUIVALENTS           (40,462)         566,514

Cash and cash equivalents at beginning of period                         0                0
                                                               -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   (40,462)     $   566,514
                                                               ===========      ===========

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998.


NOTE B -- INVENTORIES

Inventories consist primarily of Finished Goods on site.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                      (First Quarter Ended March 31, 1999)

RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the first quarter ended March 31, 1999 were $2,291,000, a decrease of 2%, compared to net sales of $2,332,000 for the first quarter of 1998. Sign card sales decreased 10% from $1,286,000 in the first quarter of 1998 to $1,151,000 in the first quarter of 1999. Printing sales decreased 25% from $305,000 in the first quarter of 1998 to $229,000 in the first quarter of 1999. Stylus software sales and maintenance increased from $106,000 in the first quarter of 1998 to $189,000 in the first quarter of 1999. Machine, maintenance and accessories sales decreased from $290,000 in the first quarter of 1998 to $258,000 in the first quarter of 1999. Revenue from the Insignia POPS program was $10,000 in the first quarter of 1998, compared to $361,000 in the first quarter of 1998. The Company currently has approximately 2,500 stores under contract of which 2,257 stores are on-line for the POPS program. The Company anticipates substantial growth in the POPS program revenue area as additional stores are put on-line and additional retailers decide to join the POPS program.

GROSS PROFIT. The Company's gross profit for the first quarter of 1999 increased 13% to $1,144,000, compared to $1,106,000 for the first quarter of 1998. Gross profit as a percentage of net sales was 50% the first quarter of 1999, compared to 44% for the first quarter of 1998. The increase in gross profit from 1998 was due to a higher proportion of sales of Stylus software which has a much higher margin than other products.

OPERATING EXPENSES. Operating expenses decreased 43% in the first quarter of 1999. Operating expenses for the first quarter of 1999 were $1,413,000. Sales expenses decreased 60%. This decrease reflected the restructuring in January and April 1998. Marketing expenses decreased 39%. This decrease reflected a cut in a variety of marketing related programs during the first quarter of 1999. Product development expenses decreased 100% as the Company is relying upon internal development for its Stylus product. General and Administrative expenses decreased 13%.

NET INCOME (LOSS). The Company had a net loss of $(275,000), or $(0.03) per share for the first quarter of 1999, compared to a net loss of $(1,484,000), or $(0.22) per share for the first quarter of 1998. The net loss for the first quarter of 1999 was the due primarily to a continuing investment in the POPS program.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, working capital was $2,105,000, compared to $2,041,000 at December 31, 1998. Cash and cash equivalents decreased $41,000 to $(41,000) at March 31, 1999, primarily due to the net loss, along with an increase in inventories, a decrease in accrued compensation and other accrued expenses and purchases of property and equipment, offset by a decrease in accounts receivables and prepaids, an increase in accounts payable, the sale of marketable securities, and proceeds from the issuance of common stock.

The Company anticipates that its working capital needs will continue to increase due to the expected growth in the POPS program business. However, the Company entered into a $3 million line of credit agreement with a finance corporation against which $0 was outstanding as of March 31, 1999, and the Company believes that it will have sufficient capital resources to finance its current business operations and anticipated growth for the foreseeable future.


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

Dated:     May 4, 1999                       Insignia Systems, Inc.
       -------------------             -----------------------------------------
                                                  (Registrant)

                                       /s/   G. L. Hoffman
                                             -----------------------------------
                                             G. L. Hoffman
                                             Chairman

                                       /s/   Scott F. Drill
                                             -----------------------------------
                                             Scott F. Dill
                                             President and CEO

                                       /s/   John R. Whisnant
                                             -----------------------------------
                                             John R. Whisnant
                                             Vice President of Finance