Form 10-Q
period 1999-06-30
INSIGNIA SYSTEMS INC/MN
filed 1999-07-28
CIK 875355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended:             June 30, 1999
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

Common Stock, $.01 Per Value -- 8,726,496 shares as of July 19, 1999.

                                                 Total number of pages: 10

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)

         Balance Sheets -- June 30, 1999 and December 31, 1998

         Statements of Operations -- Three months ended June 30, 1999 and 1998;
          Six months ended June 30, 1999 and 1998

         Statements of Cash Flows -- Six months ended June 30, 1999 and 1998

         Notes to Financial Statements -- June 30, 1999

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



SIGNATURES

Part I. Financial Information
Item 1. Financial Statements

                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                        June 30,       December 31,
ASSETS                                                                    1999             1998
----------------------------------------------------------            ------------     ------------
                                                                       (UNAUDITED)        (NOTE)
CURRENT ASSETS:
      Cash and cash equivalents                                       $    242,106     $          0
      Marketable securities                                                250,555        1,120,100
      Accounts receivable - net of $114,056 allowance                    1,201,804        1,280,021
      Inventories                                                        1,267,412        1,210,500
      Prepaid expenses & other                                             120,441          187,784
                                                                      ------------     ------------
         TOTAL CURRENT ASSETS                                            3,082,318        3,798,405

PROPERTY AND EQUIPMENT:
      Production tooling, machinery and equipment                        1,729,418        1,894,577
      Office furniture and fixtures                                        262,767          358,602
      Computer equipment                                                   816,739          954,096
      Leasehold improvements                                               100,585           35,134
                                                                      ------------     ------------
                                                                         2,909,509        3,242,409
      Accumulated depreciation and amortization                         (2,628,722)      (2,972,303)
                                                                      ------------     ------------
         TOTAL PROPERTY AND EQUIPMENT                                      280,787          270,106
                                                                      ------------     ------------
               TOTAL ASSETS                                           $  3,363,105     $  4,068,511
                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------

CURRENT LIABILITIES:
      Accounts payable                                                $    588,485     $    518,529
      Accrued compensation and benefits                                    143,942          176,746
      Accrued expenses                                                      94,227           85,138
      Current portion of long-term debt                                    119,941          114,087
      Line of credit                                                             0                0
      Other                                                                294,232          672,084
                                                                      ------------     ------------
         TOTAL CURRENT LIABILITIES                                       1,240,827        1,566,584

LONG-TERM DEBT                                                              20,011           72,018

STOCKHOLDERS' EQUITY:
      Common stock, par value $.01; authorized--20,000,000 shares;
         issued and outstanding June 30, 1999--8,726,496 shares;
         December 31, 1998--8,499,800 shares                                87,265           84,998
      Additional paid-in capital                                        15,482,404       15,163,071
      Unearned compensation                                                (38,352)         (47,932)
      Accumulated deficit                                              (13,429,050)     (12,770,228)
                                                                      ------------     ------------
         TOTAL STOCKHOLDERS' EQUITY                                      2,102,267        2,429,909
                                                                      ------------     ------------
            TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $  3,363,105     $  4,068,511
                                                                      ============     ============


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended                Six Months Ended
                                                   June 30                          June 30
                                          ---------------------------     ---------------------------
                                              1999            1998            1999            1998
                                          -----------     -----------     -----------     -----------
NET SALES                                 $ 2,300,111     $ 2,194,172     $ 4,590,963     $ 4,526,098
Cost of Sales                               1,145,352       1,127,071       2,292,320       2,442,969
                                          -----------     -----------     -----------     -----------
   GROSS PROFIT                             1,154,759       1,067,101       2,298,643       2,083,129

OPERATING EXPENSES:
     Restructuring Charge                           0         (62,103)              0         510,190
     POPS Program                             684,107         401,188       1,241,437         770,840
     Sales                                    273,009         439,611         511,080       1,043,461
     Marketing                                169,445         200,314         340,837         483,012
     Product Development                            0         105,322               0         233,891
     General & Administrative                 430,687         472,430         876,413         987,007
                                          -----------     -----------     -----------     -----------
         TOTAL OPERATING EXPENSES           1,557,258       1,556,762       2,969,767       4,028,401
                                          -----------     -----------     -----------     -----------
               OPERATING INCOME (LOSS)       (402,499)       (489,661)       (671,124)     (1,945,272)

OTHER INCOME (EXPENSE):
     Interest Income                            8,523           6,618          20,751          11,505
     Interest Expense                          (8,214)        (42,713)        (18,499)        (70,037)
     Other Income (Expense)                     3,026          36,073          10,551          30,404
                                          -----------     -----------     -----------     -----------
PRE-TAX INCOME (LOSS)                        (399,164)       (489,683)       (658,321)     (1,973,400)

Provision for Income Tax                            0           1,500             500           2,000
                                          -----------     -----------     -----------     -----------
               NET INCOME (LOSS)          $  (399,164)    $  (491,183)    $  (658,821)    $(1,975,400)
                                          ===========     ===========     ===========     ===========

Net Income (Loss) per share               $     (0.05)    $     (0.06)    $     (0.08)    $     (0.29)
                                          ===========     ===========     ===========     ===========

Shares used in calculation of
net loss per share:
   Basic and diluted                        8,726,496       8,377,721       8,649,948       6,919,820
                                          ===========     ===========     ===========     ===========

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months Ended
                                                                              June 30
                                                                    ---------------------------
                                                                        1999            1998
                                                                    -----------     -----------
OPERATING ACTIVITIES:
      Net income (loss)                                             $  (658,821)    $(1,975,400)
      Non-cash expenses included in income (loss):
            Depreciation and amortization                               118,025         123,621
            Provision for bad debt expense                               30,000          51,000
            Amortization of unearned compensation                         9,580           2,250

      Changes in operating assets & liabilities:
            Accounts receivable                                          48,217       1,110,913
            Inventories                                                 (56,912)        234,610
            Prepaids and other                                           67,343         215,147
            Accounts payable                                             69,956          32,805
            Accrued compensation and benefits                           (32,804)        (68,286)
            Other accrued expenses                                     (368,763)       (108,637)
                                                                    -----------     -----------
                 NET CASH USED IN OPERATING ACTIVITIES                 (774,179)       (381,977)

INVESTING ACTIVITIES:
      Purchases of property and equipment                              (128,706)         37,873
      Purchase of marketable securities                                 869,545         297,862
                                                                    -----------     -----------
                 NET CASH PROVIDED BY (USED IN) INVESTING
                   ACTIVITIES                                           740,839         335,735

FINANCING ACTIVITIES:
      Proceeds from issuance of Common Stock                            321,600       1,899,668
      Principal payments under long-term debt agreement                 (46,153)        (50,319)
      Proceeds from credit line                                               0         305,391
                                                                    -----------     -----------
                 CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        275,447       2,154,740
                                                                    -----------     -----------

                 INCREASE (DECREASE) IN CASH & EQUIVALENTS              242,107       2,108,498

Cash and equivalents at beginning of period                                   0               0
                                                                    -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   242,107     $ 2,108,498
                                                                    ===========     ===========

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998.


NOTE B -- INVENTORIES

Inventories consist primarily of Finished Goods on site.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                      (Second Quarter Ended June 30, 1999)


RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the second quarter ended June 30, 1999 were $2,300,000, an increase of 5%, compared to net sales of $2,194,000 for the second quarter of 1998. For the six months ended June 30, 1999, net sales were $4,591,000, an increase of 1% compared to net sales of $4,526,000 for the first half of 1998. Revenue from the sales of machines, cartridges and machine maintenance was $549,000 for the first half of 1999 versus similar sales of $446,000 for the first half of 1998. Stylus software and maintenance sales decreased 1% during the first half of 1999 compared to the first half of 1998. Thermal sign card sales decreased 10% for the first half of 1999 ($2,217,000) versus sales for the first half of 1998 ($2,452,000). Printing sales decreased 24% for the first half of 1999 versus the first half of 1998. POPS program sales increased from $33,000 in the first half of 1998 to $795,000 for the first half of 1999.

GROSS PROFIT. The Company's gross profit for the second quarter of 1999 increased 5% to $1,155,000, compared to $1,067,000 for the second quarter of 1998. Gross profit for the first six months of 1999 increased 10% to $2,299,000, compared to $2,083,000 for the first half of 1998. The increase in gross profit for the second quarter and the first six months of 1999 is primarily due to the increase in the POPS program sales. Gross profit as a percentage of net sales was 50.2% for the second quarter of 1999, compared to 48.6% for the second quarter of 1998, and was 50.1% for the first six months of 1999, compared to 46% for the first half of 1998.

OPERATING EXPENSES. Operating expenses remained flat in the second quarter of 1999 compared to the second quarter of 1998, and decreased 26% for the first six months of 1999, compared to the first six months of 1998. Sales expenses decreased 38% for the second quarter of 1999, compared to the second quarter of 1998. Marketing expenses decreased 16% for the second quarter of 1999, compared to the second quarter of 1998. Product development expenses went from $105,000 for the second quarter of 1998 to $0 for the second quarter of 1999. General and administrative expenses decreased 9% for the second quarter of 1999, compared to the second quarter of 1998. POPS expenses increased 70% for the second quarter of 1999, compared to the second quarter of 1998.

Sales expenses decreased 51% for the first sixth months of 1999, compared to the first six months of 1998. Marketing expenses decreased 30% for the first six months of 1999, compared to the first six months of 1998. Product development expenses were $234,000 for the first six months of 1998, compared to $0 for the first six months of 1999. General and administrative expenses decreased 11% for the first six months of 1999, compared to the first six months of 1998. POPS expenses increased 61% for the first six months of 1999, compared to the first six months of 1998. The decrease in sales expenses, marketing expenses, and general and administrative expenses for both the second quarter of 1999 and for the first six months of 1999 resulted from the corporate restructuring and downsizing which occurred in January and April of 1998. The increase in POPS operating expenses for both the second quarter of 1999 and the first six months of 1999 reflect the continuing commitment to the POPS program during the first six months of 1999.

Operating expenses as a percentage of net sales were 68% in the second quarter of 1999 and 65% for the first six months of 1999, compared to 71% in the second quarter of 1998 and 89% for the first six months of 1998. The decrease as a percentage of net sales in 1999 was primarily the result of the corporate restructuring and downsizing which occurred in 1998.

NET INCOME (LOSS). The Company had a net loss of $(399,000), or $(.05) per share for the second quarter of 1999, compared to a net loss of $(491,000), or $(.06) per share for the second quarter of 1998. For the first six months of 1999, the net loss was $(659,000), or $(0.08) per share, compared to a net loss of $(1,975,000), or $(.29) per share for the first half of 1998. The decrease in net loss for the first half of 1999, compared to the first half of 1998 resulted primarily from a decrease in operating expenses of more than $1,300,000 while sales increased almost $200,000 for the same period. A decrease in the net loss for the second quarter of 1999 was due primarily to an increase in sales, while operating expenses remained flat.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, working capital was $1,841,000, compared to $2,232,000 at December 31, 1998. Cash, cash equivalents and marketable securities increased from $0 at December 1, 1998 to $242,000 on June 30, 1999, primarily due to the proceeds received from the issuance of common stock and the sale of marketable securities offset by the net operating loss and the purchase of property and equipment.

The Company anticipates that its working capital needs will continue to increase due to the expected growth in the business. However, the company believes that it will have sufficient capital resources to fund its current business operations and anticipated growth for the foreseeable future.



Part II. Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on May 20, 1999.

         The shareholders present or by proxy voted to elect Scott Drill, G. L. Hoffman, Erwin A. Kelen, Don Schultz, Gordon F. Stofer, Frank D. Trestman, and Gary L. Vars as directors with each director receiving the following votes:

                                                 WITHHOLD
                                     FOR        AUTHORITY
                                     ---        ---------
         G. L. Hoffman            6,337,650      782,462
         Scott F. Drill           7,043,825       36,687
         Erwin A. Kelen           7,022,692       57,820
         Don E. Schultz           7,044,025       36,487
         Gordon F. Stofer         7,044,025       36,487
         Frank D. Trestman        7,022,692       57,820
         Gary L. Vars             7,043,825       36,687

         The shareholders present or by proxy voted to ratify an amendment to the Company's Stock Plan to increase by 250,000 shares the number of shares available under the Plan with 6,660,125 shares in favor, 305,787 shares against, and 114,600 shares abstaining.

         The shareholders present or by proxy voted to approve the appointment of Ernst & Young LLP as independent auditors with 7,056,512 votes in favor, 19,000 votes against, and 5,000 votes abstaining.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 Financial Data Schedule

         (b)  Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 28, 1999                        Insignia Systems, Inc.
                                       -----------------------------------------
                                                 (Registrant)

                                       /s/  Scott Drill
                                            ------------------------------------
                                            Scott Drill
                                            President

                                       /s/  John R. Whisnant
                                            ------------------------------------
                                            John R. Whisnant
                                            Vice President of Finance