Form 10-Q
period 1999-09-30
INSIGNIA SYSTEMS INC/MN
filed 1999-10-29
CIK 875355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended:           September 30, 1999
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

                                            __X__ Yes  _____ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Per Value -- 9,250,246 shares as of October  28, 1999.

                                            Total number of pages:  9

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements  (Unaudited)

            Balance Sheets - September 30, 1999 and December 31, 1998

            Statements of Operations - Three months ended September 30, 1999 and
             1998; Nine months ended September 30, 1999 and 1998

            Statements of Cash Flows -- Nine months ended September 30, 1999 and
             1998

            Notes to Financial Statements - September 30, 1999

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



SIGNATURES

Part I. Financial Information
Item 1. Financial Statements

                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                         September 30,    December 31,
ASSETS                                                                       1999             1998
------------------------------------------------------                   ------------     ------------
                                                                          (UNAUDITED)        (NOTE)
CURRENT ASSETS:
      Cash and cash equivalents                                          $  1,328,946     $          0
      Marketable securities                                                   253,637        1,120,100
      Accounts receivable - net of $114,056 allowance                       1,351,657        1,280,021
      Inventories                                                           1,175,291        1,210,500
      Prepaid expenses & other                                                 88,362          187,784
                                                                         ------------     ------------
         TOTAL CURRENT ASSETS                                               4,197,893        3,798,405

PROPERTY AND EQUIPMENT:
      Production tooling, machinery and equipment                           1,735,535        1,894,577
      Office furniture and fixtures                                           262,767          358,602
      Computer equipment                                                      826,254          954,096
      Leasehold improvements                                                  103,533           35,134
                                                                         ------------     ------------
                                                                            2,928,089        3,242,409
      Accumulated depreciation and amortization                            (2,680,490)      (2,972,303)
                                                                         ------------     ------------
         TOTAL PROPERTY AND EQUIPMENT                                         247,599          270,106

                                                                         ------------     ------------
               TOTAL ASSETS                                              $  4,445,492     $  4,068,511
                                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------

CURRENT LIABILITIES:
      Accounts payable                                                   $    613,598     $    518,529
      Accrued compensation and benefits                                       173,199          176,746
      Accrued expenses                                                         87,729           85,138
      Current portion of long-term debt                                       111,322          114,087
      Line of credit                                                          951,687                0
      Other                                                                   267,139          672,084
                                                                         ------------     ------------
         TOTAL CURRENT LIABILITIES                                          2,204,674        1,566,584

LONG-TERM DEBT                                                                      0           72,018

STOCKHOLDERS' EQUITY:
      Common stock, par value $.01; authorized--20,000,000 shares;
         issued and outstanding September 30, 1999--9,250,246 shares;
         December 31, 1998--8,499,800 shares                                   92,502           84,998
      Additional paid-in capital                                           16,000,917       15,163,071
      Unearned compensation                                                   (33,558)         (47,932)
      Accumulated deficit                                                 (13,819,043)     (12,770,228)
                                                                         ------------     ------------
         TOTAL STOCKHOLDERS' EQUITY                                         2,240,818        2,429,909
                                                                         ------------     ------------
            TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  4,445,492     $  4,068,511
                                                                         ============     ============


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                Nine Months Ended
                                                   September 30                     September 30
                                          -----------------------------     -----------------------------
                                              1999             1998             1999             1998
                                          ------------     ------------     ------------     ------------
NET SALES                                 $  2,364,464     $  2,226,163     $  6,955,427     $  6,752,261
Cost of Sales                                1,177,281        1,069,415        3,469,601        3,512,384
                                          ------------     ------------     ------------     ------------
     GROSS PROFIT                            1,187,183        1,156,748        3,485,826        3,239,877

OPERATING EXPENSES:
     Restructuring Charge                            0                0                0          510,190
     POPS Program                              697,962          453,652        1,939,399        1,224,492
     Sales                                     279,130          376,221          790,210        1,419,682
     Marketing                                 167,854          157,502          508,691          640,514
     Product Development                             0          107,477                0          341,368
     General & Administrative                  422,152          500,651        1,298,565        1,487,658
                                          ------------     ------------     ------------     ------------
         TOTAL OPERATING EXPENSES            1,567,098        1,595,503        4,536,865        5,623,904
                                          ------------     ------------     ------------     ------------
               OPERATING INCOME (LOSS)        (379,915)        (438,755)      (1,051,039)      (2,384,027)

OTHER INCOME (EXPENSE):
     Interest Income                            13,314           27,125           34,065           38,630
     Interest Expense                          (24,401)         (35,212)         (42,900)        (105,249)
     Other Income (Expense)                      1,508            2,235           12,059           32,639
                                          ------------     ------------     ------------     ------------
        PRE-TAX INCOME (LOSS)                 (389,494)        (444,607)      (1,047,815)      (2,418,007)

Provision for Income Tax                           500                0            1,000            2,000
                                          ------------     ------------     ------------     ------------
               NET INCOME (LOSS)          $   (389,994)    $   (444,607)    $ (1,048,815)    $ (2,420,007)
                                          ============     ============     ============     ============

Net Income (Loss) per share               $      (0.04)    $      (0.05)    $      (0.12)    $      (0.32)
                                          ============     ============     ============     ============

Weighted average shares and
share equivalents outstanding                9,250,246        8,497,721        8,685,630        7,449,369
                                          ============     ============     ============     ============

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                              September 30
                                                                     -----------------------------
                                                                         1999             1998
                                                                     ------------     ------------
OPERATING ACTIVITIES:
      Net income (loss)                                              $ (1,048,815)    $ (2,420,007)
      Non-cash expenses included in income (loss):
            Depreciation and amortization                                 169,793          203,625
            Provision for bad debt expense                                 45,000           76,500
            Amortization of unearned compensation                          14,374            2,250
      Changes in operating assets & liabilities:
            Accounts receivable                                          (116,636)       1,355,101
            Inventories                                                    35,209          332,709
            Prepaids and other                                             99,422          209,168
            Accounts payable                                               95,069          (36,790)
            Accrued compensation and benefits                              (3,547)         (75,346)
            Other accrued expenses                                       (402,354)        (149,405)
                                                                     ------------     ------------
                 NET CASH USED IN OPERATING ACTIVITIES                 (1,112,485)        (502,195)

INVESTING ACTIVITIES:
      Proceeds from sale of (purchases of) property and equipment        (147,286)          31,979
      Proceeds from sale of (purchases of) marketable securities          866,463         (977,026)
                                                                     ------------     ------------
                 NET CASH PROVIDED BY (USED IN) INVESTING
                   ACTIVITIES                                             719,177         (945,047)

FINANCING ACTIVITIES:
      Proceeds from issuance of Common Stock                              845,350        2,033,551
      Principal payments under long-term debt agreement                   (74,783)         (76,438)
      Proceeds from (payments to) credit line                             951,687         (365,447)
                                                                     ------------     ------------
                 CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        1,722,254        1,591,666
                                                                     ------------     ------------

                 INCREASE (DECREASE) IN CASH & EQUIVALENTS              1,328,946          144,424

Cash and equivalents at beginning of period                                     0                0
                                                                     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  1,328,946     $    144,424
                                                                     ============     ============

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998.


NOTE B -- INVENTORIES

Inventories consist primarily of Finished Goods on site.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    (Third Quarter Ended September 30, 1999)


RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the third quarter ended September 30, 1999 were $2,364,000, an increase of 6%, compared to net sales of $2,226,000 for the third quarter of 1998. For the nine months ended September 30, 1999, net sales were $6,955,000, an increase of 3% compared to net sales of $6,752,000 for the first nine months of 1998. Revenue from the sale of sign cards used with the Impulse Retail System and SIGNright system decreased by 15% over the first nine months of 1998. Stylus software sales increased by 100% between the first nine months of 1998 and the first nine months of 1999. Revenue from the POPS program increased 450% between the first nine months of 1998 and the first nine months of 1999. Printing revenues and machine revenues remained relatively flat between the first nine months of 1999 and the first nine months of 1998.

GROSS PROFIT. The Company's gross profit for the third quarter of 1999 increased 3% to $1,187,000, compared to $1,157,000 for the third quarter of 1998. Gross profit for the first nine months of 1999 increased 8% to $3,486,000, compared to $3,240,000 for the first nine months of 1998. The increase in gross profit for both the third quarter of 1999 and for the first nine months of 1999 is primarily due to the overall mix of products being sold.

OPERATING EXPENSES. Operating expenses decreased 2% in the third quarter of 1999 compared to the third quarter of 1998. Sales expenses decreased 26% in the third quarter of 1999, compared to the third quarter of 1998. This decrease was due primarily to the reduction in personnel in the Stylus product area. Marketing expenses increased 6% in the third quarter of 1999, compared to the third quarter of 1998. Product development expenses went from $108,000 for the third quarter of 1998 to $0 for the third quarter of 1999. General and administrative expenses decreased 16% for the third quarter of 1999, compared to the third quarter of 1998. This decrease was due primarily to a reduction in rent and operating expenses as a result of the Company's move to a new location with a 43% reduction in square footage. POPS program expenses increased 54% from the third quarter of 1999 from the third quarter of 1998 which reflects the continued investment in both personnel and other programs for the POPS product.

Sales expenses decreased 35% during the first nine months of 1999, compared to the first nine months of 1998, again resulting mostly from a reduction in Stylus product personnel. Marketing expenses decreased 21% for the first nine months of 1999, compared to the first nine months of 1998. Product development expenses were $341,000 for the first nine months of 1998, compared to $0 for the first nine months of 1999. General and Administrative expenses decreased 13% for the first nine months of 1999, compared to the first nine months of 1998, again resulting mostly from the reduction in rent and operating costs. POPS expenses increased 58% for the first nine months of 1999 compared to the first nine months of 1998.

Operating expenses for the first nine months of 1999 decreased 19%, compared to the first nine months of 1998. Operating expenses as a percentage of net sales were 66% in the third quarter of 1999 and 65% for the first nine months of 1999, compared to 72% in the third quarter of 1998 and 83% for the first nine months of 1998. The decrease as a percentage of net sales in 1999 was primarily due to the result of the corporate restructuring which occurred in 1998.

NET INCOME (LOSS). The Company had a net loss of $(390,000), or $(.04) per share for the third quarter of 1999, compared to a net loss of $(445,000), or $(.05) per share for the third quarter of 1998. For the first nine months of 1999, the net loss was $(1,049,000), or $(.12) per share, compared to a net loss of $(2,420,000), or $(.32) per share for the first nine months of 1998. The decrease in net loss for the first nine months of 1999, compared to the net loss for the first nine months of 1998 resulted primarily from the decrease in operating expenses of more than $1,100,000, while gross profit increased more than $200,000 for the same period. A slight decrease in the net loss for the third quarter of 1999, compared to the third quarter of 1998 was due primarily to an increase in sales while operating expenses remained flat.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, working capital was $1,993,000, compared to $2,232,000 at December 31, 1998. Cash, cash equivalents and marketable securities increased from $0 at December 31, 1998 to $1,329,000 at September 30, 1999, primarily due to the proceeds received from the issuance of common stock and the sale of marketable securities and the proceeds from the line of credit, offset by the net operating loss and the purchase of property and equipment.

The Company anticipates that its working capital needs will continue to increase due to the expected growth of the business, however, the Company believes that it will have sufficient capital resources to fund its current business operations and anticipated growth for the foreseeable future.



Part II.  Other Information

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits
                None

          (b)   Reports on Form 8-K
                No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 28, 1999                          Insignia Systems, Inc.
                                        ----------------------------------------
                                                      (Registrant)

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