Form 10-K
period 1999-12-31
INSIGNIA SYSTEMS INC/MN
filed 2000-03-27
CIK 875355

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


    For the year ended December 31, 1999      Commission File Number 0-19380
--------------------------------------------------------------------------------

                             INSIGNIA SYSTEMS, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Minnesota                          41-1656308
     ----------------------------------  -----------------------------------
      (State or other jurisdiction of     (IRS Employer Identification No.)
       incorporation or organization)

                            5025 Cheshire Lane North
                             Plymouth, MN 55446-3715
                 ----------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (612) 392-6200

--------------------------------------------------------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

--------------------------------------------------------------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___ No _______

   Number of shares of outstanding Common Stock, $.01 par value, as of March 15, 2000 was 9,521,371.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

Yes [ ]  No [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000 was approximately $40,465,826 based upon the last sale price of the registrant's Common Stock on such date.

                      Documents Incorporated By Reference:

   Portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 17, 2000 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I
   Business .................................................................. 3
   Properties ................................................................ 8
   Legal Proceedings ......................................................... 8
   Submission of Matters to a Vote of Security Holders ....................... 8
   Executive Officers of the Registrant ...................................... 8

PART II
   Market for the Registrant's Common Equity ................................. 9
   Selected Financial Data ...................................................10
   Management's Discussion and Analysis of Financial Condition and
    Results of Operations ....................................................10
   Index To Financial Statements .............................................14
   Financial Statements .............................................F-1 to F-12

PART III
   Directors and Executive Officers of the Registrant ........................15
   Executive Compensation ....................................................15
   Security Ownership of Certain Beneficial Owners and Management ............15
   Certain Relationships and Related Transactions ............................15

PART IV
   Exhibits, Schedule and Reports on Form 8-K ................................16

BUSINESS REVIEW
--------------------------------------------------------------------------------

PART I

ITEM 1  BUSINESS

GENERAL

   Insignia Systems, Inc. (the "Company") markets in-store promotional programs and services to retailers and manufacturers. Since its inception in 1990, the Company has marketed point-of-purchase merchandising systems and resources to merchants in over 30 classes of retail trade. The Company started with simple standalone printers, trade-named Impulse(R) and SIGNright(R), and ultimately developed fully featured ODBC (open data-based connectivity) compliant software applications, trade-named Stylus(R). The Company developed these products into turn-key solutions that allow retailers to quickly and easily produce high quality point-of-purchase signs, labels and large format promotional materials in their stores. The Company continues to support the supply and service needs of domestic clients of these in-store printing systems and actively markets these products internationally through independent distributors.

   In May of 1998, the Company formally launched the Insignia Point-Of-Purchase Services (POPS(R)) program. Insignia POPS is an account and product-specific, in-store promotion program. Funded by consumer goods manufacturers, Insignia POPS combines product selling information and graphics supplied by the manufacturer with the retailer's logo and current store price on a sign designed to fit each participating retailer's decor and merchandising theme.

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

   Company management has been investing the Company's primary resources and energies in the development of the Insignia POPS program for the last four years. During this time, management also restructured the organization and redirected the Company's activities to leverage the Company's in-store experience, acquire promotion industry expertise and develop the necessary operational and systems foundation to successfully compete in the in-store promotion industry.

   In November, 1996 the Company replaced the Impulse Sign System with the SIGNright Sign System, which performed essentially the same functions as the Impulse. The Company's business strategy with the Impulse system and the SIGNright Sign System was to obtain both initial revenue from the sale of electronic sign production equipment and software, and recurring revenue from the sale of the sign cards, label supplies, and accessories used with them. In 1998, the Company eliminated the direct sale of the SIGNright Sign System in the United States, but continues to market the SIGNright system through its international distributors. The Company's second product, a PC-based software product tradenamed Stylus, is used by retail chains to produce signs, labels, and posters. The Company's third product, Insignia POPS, combines the Company's expertise in signage and in-store merchandising with its Stylus software products to provide for a unique sign to be ordered by a brand manufacturer and placed in a participating retail store. The Company markets its Stylus(R) software and the Insignia POPS through a direct marketing process. The sign systems are marketed through independent distributors in foreign markets and its accessories and supplies principally through telemarketers.

BUSINESS REVIEW
--------------------------------------------------------------------------------

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

COMPANY PRODUCTS

   INSIGNIA POPS (POINT-OF-PURCHASE SERVICES)

   The Insignia POPS program is an in-store point-of-purchase promotional program which enables manufacturers to deliver account-specific promotional messages quickly and accurately - in designs and formats that have been pre-approved and are supported by participating retailers. By utilizing proprietary technology, Insignia combines product-specific information including product features, product benefits, graphic images and an advertising tag line supplied by consumer goods manufacturers, together with the retailer's logo, colors and the current store price on a sign that is displayed directly in front of the manufacturer's product in participating retail stores. Insignia POPS signs are responsive to each participating retailers' look, quality, content and consistency of promotion materials displayed in-store, while ensuring retailer pricing authority.

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

   STYLUS SOFTWARE

   In late 1993, the Company introduced its second major product, tradenamed Stylus, which is a PC-based software application used by retailers to produce signs, labels, and posters. The Company believes that the primary market for the Stylus software is large independent retailers and retail chains. The Company estimates that there are approximately 350,000 such retail locations in the United States.

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

BUSINESS REVIEW
--------------------------------------------------------------------------------

   The current retail price of the Stylus software is $2,495 for the single store version and $4,990 for the headquarters version. The Company also sells the sign cards and labels used with the Stylus software in a variety of sizes, colors, and styles. The Company sells these supplies at competitive prices, but is not in a proprietary position. Approximately 8% of 1999 revenues came from the sale of Stylus products and maintenance and the Company expects that this percentage will be lower in the future as the Company expects the Insignia POPS revenue to increase in the future.

   THE SIGNRIGHT SYSTEM

   The Impulse Retail System was developed by an independent product design and development firm (the "Developer"). In November 1996, the Company replaced the Impulse Retail System with the SIGNright Sign System. In 1998, the Company ceased the domestic sale of the SIGNright Sign System.

   The Company's business strategy with the Impulse system and the SIGNright Sign System was to obtain both initial revenue from the sale of electronic sign production equipment and software, and recurring revenue from the sale of the proprietary cardstock, label supplies, and accessories used with them.

   Cardstock for the SIGNright Sign System and Impulse Retail System are sold by the Company in a variety of sizes, colors and combinations and can be customized to include pre-printed custom artwork (such as the retailer's logo) as required by the customer. Approximately 44% of 1999 revenues came from the sale of cardstock and the Company expects that this percentage will be slightly lower in the future as the Company expects the Insignia POPS revenue to increase in the future.

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

   Through April 1998, the Company marketed the SIGNright Sign System through telemarketing by in-house sales personnel and independent sales representatives. In May 1998, the Company discontinued the sale of the SIGNright system to U.S. customers, but continues to market the SIGNright Sign System through its international distributors covering 20 countries.

   During 1997, 1998 and 1999 foreign sales accounted for approximately 14%, 16% and 16% of total sales, respectively. The Company expects that sales to foreign distributors will be approximately 10% of total sales in 2000.

PATENTS AND TRADEMARKS

   The barcode which the Company uses on the sign cards for the Impulse and SIGNright Sign Systems was also developed by the Developer, which has granted the Company an exclusive worldwide license of its rights to the barcode. The license requires the Company to pay a royalty of 1% of the net sales price received by the Company on each cardstock or other supply item that bears the barcode and used by the Impulse Sign Systems. Although a patent has been issued to the Developer which covers the use of the barcode, there is no assurance that the Company will be able to prevent other suppliers of cardstock from copying the barcode used by

BUSINESS REVIEW
--------------------------------------------------------------------------------

the Company. However, the Company believes that the number, relatively small size and geographic dispersal of Impulse and SIGNright users, their relationship with the Company, and the Company's retention of its customer list as a trade secret will discourage other sign card suppliers from offering barcoded sign cards for use on the Impulse and SIGNright machines.

   The Company has obtained trademark registration in the United States of the trademark "Insignia POPS" for use on in-store point-of-purchase media. The Company is not obligated to pay any royalty related to this trademark.

   The Company has obtained trademark registration in the United States of the trademark "Stylus" for use on sign and label software. The developer of the DOS version of the Stylus software has granted to the Company an exclusive worldwide license to market and sell the DOS version of the Stylus software. The Company no longer sells and markets the DOS version of the Stylus software and has terminated this license agreement. The Company has developed the Windows version of the Stylus which it is now marketing and selling.

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

   The Company's product development activities on the SIGNright Sign System were primarily conducted by the Developer on a contract basis. The Company continues to introduce various additional complementary products such as new cardstock formats, new colors and new types of cardstock.

   The Stylus software product was initially developed on a contract basis beginning in 1992 and continuing through 1997. Beginning in 1993, the Company hired in-house employees to develop and modify portions of the Stylus software product. The Company plans no further development to its existing Stylus software products. Product development costs of $493,686 in 1997, $407,409 in 1998 and $0 in 1999 were primarily related to development of the Stylus software product.

SUPPLIERS

   The thermal paper used by the Company in its SIGNright and Impulse thermal sign cards is purchased exclusively from one supplier. While the Company believes that an alternative supplier would be available if necessary, any disruption in the relationship with or deliveries by the current supplier could have a serious adverse effect on the Company.

COMPETITION

   INSIGNIA POPS (POINT-OF-PURCHASE SERVICES)

   Insignia POPS has three major competitors in its market: News America Marketing In-Store(R)(News America), Catalina Marketing Corporation(R)(Catalina) and FLOORgraphics(TM), Inc. (FLOORgraphics).

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

BUSINESS REVIEW
--------------------------------------------------------------------------------

   The Insignia POPS main strengths, in relation to its competition are:

   - the linking of manufacturers to retailers at a central coordination point

   - providing a complete call to action

   - supplying account-specific and store-specific messages at the retail shelf

   THE SIGNRIGHT SIGN SYSTEM

   The Company's patent covers the SIGNright system and the use of cardstock encoded with a complementary barcode. The Company could face competition from suppliers of cardstock who duplicate the barcode used by the Company. Management believes that the number, relatively small size, and geographic dispersal of its customers, their relationship with the Company, and the Company's retention of its customer list as a trade secret will discourage such competition. However, there is no assurance that such competition will not develop.

   STYLUS SOFTWARE

   Stylus software has three major competitors in its market: Access, Inc. (Access), Electronic Label Technology, Inc. (ELT), and Retail Technologies, Inc.
(RTI).

   Access offers a product called dSIGN, which by itsvery nature of requiring individual customization is focused more toward large retail chains.

   ELT sells numerous versions of LabelMaster.

   RTI markets Design-R-Labels.

   The Company believes that its complete line of Stylus products compares favorably on features, benefits, cost, performance, and ease of use and implementation to that of its main competitors. The Company has several products and can provide solutions to operate in the following environments: UNIX/AIX, AS/400, MS-DOS, Windows 3.1/98/NT, OBDC, or with stand-alone printers. The Company's main strengths, in relation to its competition are: merchandising, large format printing, high speed printing, image handling, ease of use, and rapid implementation for their products, services and offerings.

   Unlike the SIGNright Sign System, the Stylus product does not offer the Company the benefit of proprietary cardstock. While this leaves customers free to buy cardstock from alternate suppliers, the Company believes that it will obtain a portion of cardstock and label sales due to the wide array of pre-printed and perforated sign and label stock offered by the Company at competitive prices.

RESTRUCTURING PROGRAM

   During January 1998, the Company implemented a restructuring program (Program) to achieve a more focused marketing strategy regarding the selling of SIGNright machines. This marketing strategy eliminated the marketing and selling of SIGNright machines through direct channels. This resulted in the Company streamlining and downsizing its operations by reducing its workforce and consolidating certain employee groups. As a result of this Program, the Company reduced its workforce from 130 full-time employees to 93 full-time employees. The Company took a charge to earnings in December 1997 due to this restructuring in the amount of $315,000. During April 1998, the Company initiated a further restructuring program to redirect the Company's marketing strategy toward the Insignia POPS program. This marketing strategy eliminated the marketing and selling of SIGNright machines domestically. As a result of this program, the Company reduced its workforce from 93 full-time employees to 65 full-time employees. The Company took a charge to earnings in 1998 due to this restructuring in the amount of $546,000. This $546,000 charge was comprised of a $196,000 write-down of a prepayment made to its Japanese vendor for SIGNright machines, a $106,000 charge for the write-off of SIGNright machines, a $15,000 charge for moving

BUSINESS REVIEW
--------------------------------------------------------------------------------

expenses, a $47,000 charge for accrued rental costs associated with a portion of the lease of the facility which in 1998 was permanently idle and separate from the remaining utilized lease space, and severance costs in the amount of $182,000 as a result of the workforce reduction.

EMPLOYEES

   As of March 7, 2000, the Company had 72 full-time employees. The full-time employees included 2 in telemarketing, 13 in other sales and marketing positions, 48 in operations and customer service, 5 in administration and accounting functions and 4 in senior management positions. None of the Company's employees are represented by unions.

ITEM 2  PROPERTIES

   The Company is located in approximately 26,000 square feet of office and warehouse space in suburban Minneapolis, Minnesota, which has been leased until March 31, 2004. The Company believes that this facility will meet the Company's current and foreseeable needs.

ITEM 3  LEGAL PROCEEDINGS

   In December 1997, Meta-4, Inc., the developer of the DOS version of the Company's Stylus software product, brought suit against the Company in U.S. District Court in the State of Minnesota. The complaint alleged copyright infringement and breach of contract in connection with the Company's distribution of the Company's Stylus software product. This lawsuit was settled in March 1999. Under the settlement Meta-4 assigned all its rights to the Stylus software to the Company in consideration of $15,000 in cash and 75,000 shares of the Company's common stock.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

Item 4A  EXECUTIVE OFFICERS OF THE REGISTRANT

   The names, ages and positions of the Company's executive officers are as follows:

   Name              Age           Position
   ----              ---           --------

   G. L. Hoffman     50    Chairman and Secretary

   Scott F. Drill    47    President and Chief Executive Officer

   Gary L. Vars      59    Executive Vice President, General Manager,
                           POPS Division

   John R. Whisnant  54    Vice President, Finance and Chief Financial Officer


   G. L. HOFFMAN, a co-founder of the Company, has been the Chairman and Secretary of the Company since it was incorporated in January 1990 and was President and Chief Executive Officer from January 1990 until February 1998. Prior to that time he was a co-founder of Varitronic Systems, Inc., which developed, manufactured and marketed business graphic products. Mr. Hoffman was employed as Chairman, Executive Vice President and Secretary of Varitronics from 1983 until January 1990. Mr. Hoffman also had primary responsibility for developing Varitronics' international marketing and private label distribution systems.

   SCOTT F. DRILL, has been President and Chief Executive Officer of the Company since February 1998. In May 1996 Mr. Drill became a partner in Minnesota Management Partners (MMP), a venture capital firm located in Minneapolis, Minnesota. He remains a partner

BUSINESS REVIEW
--------------------------------------------------------------------------------

in MMP, which completed investment of its capital in January 1998. From 1983 through March 1996 Mr. Drill was President and Chief Executive Officer of Varitronic Systems, Inc. and Chairman since 1990. Prior to starting Varitronics, Mr. Drill held senior management positions in sales and marketing at Conklin Company and Kroy, Inc.

   GARY L. VARS has been Executive Vice President and General Manager of the POPS Division since September 1998. Prior to joining Insignia Systems Mr. Vars spent 22 years as a marketing and business development consultant to Fortune 500 companies. From 1966 to 1976 Mr. Vars held various management positions at the Pillsbury Co., including Director of Marketing and New Product Development, Grocery Products Division.

   JOHN R. WHISNANT joined the Company as Vice President of Finance and Chief Financial Officer of the Company in October 1995. From June 1994 to September 1995 he was self employed as a franchise consultant. From June 1992 to June 1994 he served as President of AmericInn, Inc. a motel franchising company.


PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY

MARKET INFORMATION

   The Company's common stock trades on the Nasdaq Small-Cap Market System under the symbol ISIG. The following table sets forth the range of high and low bid prices reported on the Nasdaq System. These quotations represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions.

1999                                                HIGH           LOW
--------------------------------------------------------------------------------
   First Quarter                                   2 1/2          1 1/8
   Second Quarter                                  1 7/8          1 1/4
   Third Quarter                                   1 1/2            3/4
   Fourth Quarter                                  4                7/8

1998                                                HIGH           LOW
--------------------------------------------------------------------------------
   First Quarter                                   1 15/16        1
   Second Quarter                                  2 15/16        1 5/32
   Third Quarter                                   3              1 1/2
   Fourth Quarter                                  2 3/8          1


APPROXIMATE NUMBER OF HOLDER OF COMMON STOCK

   As of March 15, 2000, the Company had 155 shareholders of record and approximately 950 beneficial owners.

DIVIDENDS

   The Company has never paid cash dividends on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and does not anticipate paying cash dividends in the foreseeable future.

BUSINESS REVIEW
--------------------------------------------------------------------------------

ITEM 6  SELECTED FINANCIAL DATA


  (In thousands, except per share amounts.)
FOR THE YEARS ENDED
DECEMBER 31                                1999          1998          1997          1996          1995
----------------------------------------------------------------------------------------------------------
Net sales                               $   9,287     $   8,704     $  13,321     $  14,667     $  15,547

Operating loss                             (1,394)       (3,396)       (3,393)         (999)       (1,470)

Net loss                                   (1,411)       (3,416)       (3,380)         (999)       (1,451)

Net loss per share:

     Basic and diluted                  $    (.16)    $    (.44)    $    (.50)    $    (.18)    $    (.27)

Shares used in calculation of
   net loss per share:

      Basic and diluted                     8,828         7,714         6,790         5,404         5,360

Working capital                         $   1,798     $   2,232     $   3,462     $   3,512     $   4,351

Total assets                                4,043         4,069         5,855         6,426         6,832

Long-term debt and lease obligation             0            72           186           289           383

Total stockholders' equity                  2,017         2,430         3,795         4,174         5,118



ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, certain items in the Company's statements of operations as a percentage of net sales.


FOR THE YEARS ENDED
DECEMBER 31                                                            1999           1998           1997
-----------------------------------------------------------------------------------------------------------
Net Sales                                                             100.0%         100.0%         100.0%

Cost of Sales                                                          44.7           53.7           51.3
-----------------------------------------------------------------------------------------------------------
Gross Profit                                                           55.3           46.3           48.7

Operating Expenses:

  Sales and Marketing                                                  52.8           51.3           53.0

  Product Development                                                    --            4.7            3.7

  General and Administrative                                           17.5           23.1           15.1

  Restructuring Charge                                                   --            6.3            2.4
-----------------------------------------------------------------------------------------------------------
Total Operating Expenses                                               70.3           85.4           74.2
-----------------------------------------------------------------------------------------------------------
Operating Loss                                                        (15.0)         (39.0)         (25.5)

Other Income                                                           (0.2)          (0.2)           0.1
-----------------------------------------------------------------------------------------------------------
Net Loss                                                              (15.2)%        (39.2)%        (25.4)%
===========================================================================================================

BUSINESS REVIEW
--------------------------------------------------------------------------------

FISCAL 1999 COMPARED TO FISCAL 1998

   NET SALES: Net sales for the year ended December 31, 1999 increased 7% to $9,287,000 compared to sales of $8,704,000 in 1998.

   The increase in sales in 1999 resulted primarily from increased POPS program sales. POPS program revenue was $2,211,000 in 1999 compared to $359,000 in 1998. Machine and machine related revenue was $923,000 in 1999 compared to $997,000 in 1998. Stylus software and maintenance revenue was $751,000 in 1999 compared to $712,000 in 1998.

   GROSS PROFIT: The Company's gross profit increased 27% in 1999 to $5,131,000 as compared to $4,033,000 in 1998. Gross profit as a percentage of net sales increased to 55.3% for 1999 compared to 46.3% for 1998. The increase in 1999 was due primarily to the overall increase in net sales and change in product mix. The Company's foreign sales were 16% in 1999, 16% in 1998 and 14% in 1997. The Company expects that sales to foreign distributors will be approximately 10% in 2000.

   OPERATING EXPENSES: Operating expenses decreased 12% in 1999. In 1998 the Company recorded a restructuring charge of $546,000. Sales expenses increased 3% in 1999. Marketing expenses increased 44% in 1999 as a result of increased promotion expenses for the POPS program. Product development expenses decreased 100% in 1999 as the Company eliminated any further independent product development of its Stylus software. The Company expects that its operating expenses will increase in 2000 as the Company continues to invest in the POPS program.

   Operating expenses as a percentage of net sales were 70.3% in 1999. The decrease as a percentage of net sales in 1999 was due primarily to higher sales volume in 1999 along with no product development expenses in 1999. The Company expects its operating expenses as a percentage of net sales to decrease as the Company increases its POPS program revenues at a faster rate than operating expenses.

   NET LOSS: The Company had a net loss of $1,411,000 in 1999 compared to a net loss of $3,416,000 in 1998. The net loss in 1999 resulted primarily from the costs of investing in the sales and marketing of the Insignia POPS program.

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

   OPERATING EXPENSES: Operating expenses decreased 25% in 1998. In 1998 the Company recorded a restructuring charge of $546,000, offset by a $2,620,000 decrease to sales expenses as a result of the restructuring which accounted for the 25% overall decrease in operating expenses in 1998. Sales expenses decreased 58% in 1998. The decrease in 1998 was due primarily to the restructuring of the Company and elimination of SIGNright sales personnel. Marketing expenses also decreased 53% in 1998 as a result of an expense

BUSINESS REVIEW
--------------------------------------------------------------------------------

reduction effort and the restructuring of the Company. Product development expenses decreased 17% in 1998 as the Company eliminated any further independent product development of its Stylus software. The Company expects that its operating expenses will increase in 2000 as the Company continues to invest in POPS.

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

   NET LOSS: The Company had a net loss of $3,416,000 in 1998 compared to a net loss of $3,380,000 in 1997. The net loss in 1998 resulted primarily from a substantial decrease in net sales and a decrease in margins due to a higher proportion of fixed expense allocated to lower sales, along with a restructuring charge of $546,000 and the increased costs of investing in the POPS program.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations with proceeds from public and private equity placements. At December 31, 1999, working capital was $1,798,000 compared to $2,232,000 at December 31, 1998. During the same period total cash and cash equivalents increased $64,000.

   Net cash used in operating activities during 1999 was $1,260,000, primarily due to the net loss and the decrease in accrued expenses and accounts payable, offset by the decrease in prepaids. Accrued expenses decreased $123,000 and accounts payable decreased $131,000. Accrued expenses decreased in 1999 as a result of payments made for severance and moving expenses accrued as of December 31, 1998. Prepaid expenses decreased $114,000 primarily due to the conversion of pre-paid SIGNright machine deposits into inventory. The Company expects accounts receivable to remain relatively flat during 2000. The Company also expects inventory levels to remain flat during 2000.

   Net cash of $236,000 was used in investing activities in 1999. The net cash decrease was due to the purchase of marketable securities in the amount of $925,000 and the purchase of property and equipment of $169,000 offset by the maturity of marketable securities in the amount of $858,000.

   Net cash of $1,560,000 was provided by financing activities, primarily from the proceeds from the issuance of common stock of $857,000 and borrowings from the line of credit in the amount of $807,000, offset by payments on long term debt of $104,000.

   The Company anticipates that its working capital needs will remain consistent with prior years. In December of 1997, the Company entered into a loan agreement with a commercial financing division of a U.S. Bank. The bank issued the Company a line of credit in the amount of $3,000,000. During 1999, the Company amended its line of credit agreement which reduced the overall line of credit to $2.35 million. As of December 31, 1999 there was an outstanding balance on the line of credit of $807,000 and the borrowing availability was approximately $1,200,000. The Company believes that with this line of credit it will have sufficient capital resources to fund its current business operations and anticipated growth for the foreseeable future.

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

BUSINESS REVIEW
--------------------------------------------------------------------------------

SIGNIFICANT RISK FACTORS, WHILE NOT ALL INCLUSIVE, ARE:

   1. RESULTS OF INSIGNIA POPS PROGRAM.

      It will be necessary to achieve lift results from the Insignia POPS program that are comparable to the results to date from the Insignia POPS program in order to obtain additional participating manufacturers and retailers at the rate anticipated by the Company.

   2. COMPETITION.

      Insignia POPS is competing for the marketing expenditures of branded product manufacturers, who use various forms of point-of-purchase marketing methods, such as displays, coupons, in-store samples, etc. There is no assurance that Insignia POPS will compete successfully with these traditional marketing methods.

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

YEAR 2000 COMPLIANCE

   In prior years, the Company developed and implemented plans to become Year 2000 ready and in late 1999 completed remediation and testing of systems. As a result of those implementation efforts, the Company experienced no significant disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Expenses resulting from the Company's Year 2000 efforts were not material. The Company is not aware of any material problems resulting fromYear 2000 issues, either with services, internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

BUSINESS REVIEW
--------------------------------------------------------------------------------

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEX TO FINANCIAL STATEMENTS

The following Independent Auditors' Report and Financial Statements thereon are included on the pages indicated:

   Report of Independent Auditors ............................................................... F-1

   Balance Sheets as of December 31, 1999 and 1998 .............................................. F-2

   Statements of Operations for the years ended December 31, 1999, 1998, and 1997 ............... F-3

   Statement of Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997 ...... F-4

   Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997 ............... F-5

   Notes to Financial Statements ................................................................ F-6

REPORT OF INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS

INSIGNIA SYSTEMS, INC.

   We have audited the accompanying balance sheets of Insignia Systems, Inc. as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also include the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP


/s/ Ernst & Young LLP


Minneapolis, Minnesota
February 18, 2000

BALANCE SHEETS
--------------------------------------------------------------------------------

AS OF DECEMBER 31                                                        1999              1998
----------------------------------------------------------------------------------------------------
   ASSETS
     CURRENT ASSETS:
       Cash and cash equivalents                                    $     64,091       $         --
       Marketable securities                                           1,186,933          1,120,100
       Accounts receivable - net of $71,000 allowance in 1999
         and $96,000 in 1998                                           1,281,154          1,280,021
       Inventories                                                     1,217,784          1,210,500
       Prepaid expenses                                                   74,138            187,784
----------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                              3,824,100          3,798,405


     PROPERTY AND EQUIPMENT:
       Production tooling, machinery and equipment                     1,743,020          1,894,577
       Office furniture and fixtures                                     262,767            358,602
       Computer equipment                                                833,440            954,096
       Leasehold improvements                                            105,151             35,134
----------------------------------------------------------------------------------------------------
                                                                       2,944,378          3,242,409
       Accumulated depreciation and amortization                      (2,725,077)        (2,972,303)
----------------------------------------------------------------------------------------------------
       Total Property and Equipment                                      219,301            270,106
----------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                   $  4,043,401       $  4,068,511
====================================================================================================

   LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
       Line of credit                                               $    807,020       $         --
       Accounts payable                                                  387,396            518,529
       Accrued compensation and benefits                                 209,016            176,746
       Accrued expenses                                                  149,800             85,138
       Deferred revenue                                                  321,617            404,729
       Warranty reserve                                                   15,840             25,840
       Other                                                              53,913            241,515
       Current portion of long-term debt                                  81,967            114,087
----------------------------------------------------------------------------------------------------
     Total Current Liabilities                                         2,026,569          1,566,584


   LONG-TERM DEBT                                                             --             72,018


   STOCKHOLDERS' EQUITY:
       Common stock, par value $.01:
         Authorized shares - 20,000,000 issued and outstanding
             shares - 9,327,946 in 1999 and 8,499,800 in 1998             93,279             84,998
       Additional paid-in capital                                     16,134,002         15,163,071
       Unearned compensation                                             (28,764)           (47,932)
       Accumulated deficit                                           (14,181,685)       (12,770,228)
----------------------------------------------------------------------------------------------------
       Total Stockholders' Equity                                      2,016,832          2,429,909
----------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  4,043,401       $  4,068,511
====================================================================================================
                                                                              SEE ACCOMPANYING NOTES

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31                                     1999              1998             1997
-------------------------------------------------------------------------------------------------------
   NET SALES                                          $  9,286,888      $  8,703,604      $ 13,321,124
   Cost of Sales                                         4,155,391         4,670,419         6,832,609
-------------------------------------------------------------------------------------------------------
     Gross Profit                                        5,131,497         4,033,185         6,488,515


   OPERATING EXPENSES:
     Sales                                               3,764,502         3,672,173         5,557,557
     Marketing                                           1,139,229           790,981         1,501,242
     Product development                                        --           407,409           493,686
     General and administrative                          1,621,418         2,012,899         2,014,322
     Restructuring charge                                       --           545,992           314,568
-------------------------------------------------------------------------------------------------------
       Total Operating Expenses                          6,525,149         7,429,454         9,881,375
-------------------------------------------------------------------------------------------------------
         Operating Loss                                 (1,393,652)       (3,396,269)       (3,392,860)


   OTHER INCOME (EXPENSE):
     Interest income                                        52,472            56,936            84,667
     Interest expense                                      (89,042)         (113,672)          (56,717)
     Other income (expense)                                 18,765            37,426           (14,602)
-------------------------------------------------------------------------------------------------------
       NET LOSS                                       $ (1,411,457)     $ (3,415,579)     $ (3,379,512)
   Net loss per share:
     Basic and diluted                                $       (.16)     $       (.44)     $       (.50)
-------------------------------------------------------------------------------------------------------

   Shares used in calculation of net loss per share:
-------------------------------------------------------------------------------------------------------
     Basic and diluted                                   8,827,549         7,714,522         6,790,484
-------------------------------------------------------------------------------------------------------
                                                                                 SEE ACCOMPANYING NOTES

STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                           COMMON STOCK         ADDITIONAL
                                           ------------           PAID-IN        UNEARNED       ACCUMULATED
                                       SHARES        AMOUNT       CAPITAL      COMPENSATION       DEFICIT          TOTAL
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996         5,403,858   $     54,039   $ 10,102,397   $     (7,313)   $ (5,975,137)   $  4,173,986
   Sale of common stock              1,373,660         13,737      2,890,471             --              --       2,904,208
   Exercise of stock options            13,768            138         13,630             --              --          13,768
   Employee stock purchase plan         66,435            664         77,065             --              --          77,729
   Amortization of stock grant              --             --             --          5,063              --           5,063
     Net loss                               --             --             --             --      (3,379,512)     (3,379,512)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997         6,857,721         68,578     13,083,563         (2,250)     (9,354,649)      3,795,242
   Sale of common stock              1,600,000         16,000      1,961,252             --              --       1,977,252
   Exercise of stock options            40,066            400         55,898             --              --          56,298
   Exercise of stock warrants            2,013             20          4,258             --              --           4,278
   Issuance of stock warrants
     in lieu of services                    --             --         58,100        (47,932)             --          10,168
   Amortization of stock grant              --             --             --          2,250              --           2,250
     Net loss                               --             --             --             --      (3,415,579)     (3,415,579)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998         8,499,800         84,998     15,163,071        (47,932)    (12,770,228)      2,429,909
   Employee stock purchase plan         20,030            200         22,234             --              --          22,434
   Exercise of stock options           181,666          1,817        250,474             --              --         252,291
   Exercise of stock warrants          551,450          5,514        577,098             --              --         582,612
   Issuance of common stock
     under META-4 settlement            75,000            750        121,125             --              --         121,875
   Amortization of unearned
     compensation                           --             --             --         19,168              --          19,168
     Net loss                               --             --             --             --      (1,411,457)     (1,411,457)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999         9,327,946   $     93,279   $ 16,134,002   $    (28,764)   $(14,181,685)   $  2,016,832
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      SEE ACCOMPANYING NOTES

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31                                          1999             1998            1997
----------------------------------------------------------------------------------------------------------
   OPERATING ACTIVITIES
     Net loss                                               $(1,411,457)     $(3,415,579)     $(3,379,512)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                          220,071          336,613          662,279
         Provision for bad debt expense                              --           72,000          185,000
         Provision for obsolete inventory                        96,000           69,500           71,500
         Amortization of unearned compensation                   19,168            2,250            5,063
         Gain on sale of equipment                                   --           (2,444)              --
         Issuance of stock warrants in lieu of services              --           10,168               --
         Issuance of stock for litigation settlement            121,875               --               --
     Changes in operating assets and liabilities:
         Accounts receivable                                     (1,133)       1,360,484         (252,654)
         Inventories                                           (103,284)         337,578          326,885
         Prepaid expenses                                       113,646          352,244         (324,466)
         Accounts payable                                      (131,133)          94,168         (257,800)
         Accrued compensation and benefits                       32,270          (57,545)           5,272
         Deferred revenue                                       (83,112)          42,753          268,052
         Warranty reserve                                       (10,000)         (72,590)          55,590
         Accrued expenses and other                            (122,940)          41,102          137,705
----------------------------------------------------------------------------------------------------------
     Net Cash Used in Operating Activities                   (1,260,029)        (829,298)      (2,497,086)


   INVESTING ACTIVITIES
     Purchases of property and equipment                       (169,266)        (116,279)        (230,651)
     Proceeds from sale of equipment                                 --           31,680               --
     Purchase of marketable securities                         (925,000)      (1,700,967)      (1,812,307)
     Maturities/marketable securities                           858,167        1,045,704        1,496,897
----------------------------------------------------------------------------------------------------------
   Net Cash Used in Investing Activities                       (236,099)        (739,862)        (546,061)


   FINANCING ACTIVITIES
     Net change in line of credit                               807,020         (365,447)        (307,834)
     Proceeds from issuance of Common Stock                     857,337        2,037,827        2,995,704
     Principal payments on long-term debt                      (104,138)        (103,220)         (93,391)
----------------------------------------------------------------------------------------------------------
   Net Cash Provided by Financing Activities                  1,560,219        1,569,160        2,594,479
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              64,091               --         (448,668)
   Cash and Cash Equivalents at Beginning of Year                    --               --          448,688
----------------------------------------------------------------------------------------------------------
   CASH AND CASH EQUIVALENTS AT END OF YEAR                 $    64,091      $        --      $        --
==========================================================================================================
                                                                                    SEE ACCOMPANYING NOTES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS. Insignia Systems, Inc. (the "Company") markets in-store promotional programs, products and services to retailers and consumer goods manufacturers. The Company's products include the Insignia Point-Of-Purchase Services (POPS) in-store promotion program, thermal cardstock supplies for the Company's SIGNrights and Impulse sign systems, Stylus software and laser printable cardstock and label supplies.

   CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

   REVENUE RECOGNITION. The Company recognizes revenue associated with equipment, software and cardstock sales at the time the products are shipped to customers. Revenue associated with maintenance agreements are recognized over the life of the contract. Revenue associated with Insignia POPS is recognized at the completion of service.

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

   INVENTORIES. Inventories are primarily comprised of Impulse machines, SIGNright machines, cardstock, and accessories. Inventory is valued at lower of cost or market using the first-in, first-out (FIFO) method.

   PROPERTY AND EQUIPMENT. Property and equipment is recorded at cost. Depreciation is provided using the straightline method over the estimated useful lives of the assets as follows:

   Machinery and equipment          5 years
   Office furniture and fixtures    3 years
   Computer equipment               3 years

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

   STOCK-BASED COMPENSATION. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, but applies ACCOUNTING PRINCIPLES BOARD OPINION No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

   NET LOSS PER SHARE. Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Diluted loss per share for the Company is the same as basic earnings per share because the effect of options and warrants is anti-dilutive.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   ADVERTISING COSTS. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $259,018, $361,500 and $677,195 in 1999, 1998 and 1997, respectively.

   RESEARCH AND DEVELOPMENT. Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

Based on the Company's product development processes, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. All research and development costs have been expensed.

2. RESTRUCTURING PROGRAM

   During January 1998, the Company implemented a restructuring program (Program) to achieve a more focused marketing strategy regarding the selling of SIGNright machines. This marketing strategy eliminated the marketing and selling of SIGNright machines through direct channels. This resulted in the Company streamlining and downsizing its operations by reducing its workforce and consolidating certain employee groups. As a result of this Program, the Company reduced its workforce from 130 full-time employees to 93 full-time employees. The Company took a charge to earnings in December 1997 due to this restructuring in the amount of $315,000. Accruals established as part of this restructuring were fully utilized in 1998. During April 1998, the Company initiated a further restructuring program to redirect the Company's marketing strategy and selling of SIGNright machines domestically. As a result of this program, the Company reduced its workforce from 93 full-time employees to 65 full-time employees. The Company took a charge to earnings in 1998 due to this restructuring in the amount of $546,000. This $546,000 charge is comprised of a $196,000 write-down of a prepayment made to it a Japanese vendor for SIGNright machines, a $106,000 charge for the write-off of SIGNright machines, a $15,000 charge for moving expenses, a $47,000 charge for accrued rental costs associated with a portion of the lease of the facility which in 1998 was permanently idle and separate from the remaining utilized lease space, and severance costs in the amount of $182,000 as a result of the workforce reduction.

3. MARKETABLE SECURITIES

   Marketable securities consist of U.S. Treasury Debt Securities which mature in February 2000 and certificates of deposit. Approximately $160,000 of these certificates are pledged as collateral for the building lease agreement (see
Note 9). Investments are classified as available-for-sale and are stated at amortized cost which approximates fair market value. As a result no unrealized gains or losses were recognized at December 31, 1999 and 1998.

4. FINANCING AGREEMENTS AND LONG-TERM DEBT

   During the year, the Company amended its line of credit agreement with a finance corporation against which $807,020 was outstanding at December 31, 1999. The amendment reduced the overall line of credit from $3 million to $2.35 million. The credit agreement provides that the minimum amount of interest due and payable in any month under the line of credit agreement will be not less than $7,500. The line of credit agreement accrues interest at a rate of 2 percent over the bank's reference rate (the reference rate was 9.5% at December 31, 1999) per annum and expires on September 1, 2000. The Company pledged as security all inventory, accounts receivable, equipment and general intangibles. The carrying amount of the Company's debt instruments approximates fair value.

   In 1995, the Company borrowed $500,000 and pledged certain printing press assets and U.S. Treasury

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Debt Securities as collateral against this facility. During 1999, the securities were released under terms of the agreement. The loan which accrues interest at a rate of 10.50 percent per annum and expires on August 1, 2000 had an outstanding balance of $81,967 as of December 31, 1999.

   Cash paid during the year for interest was $89,042, $113,672 and $56,166 in 1999, 1998 and 1997, respectively.

5. STOCKHOLDERS' EQUITY

   In January 1997, the Company issued 1,373,660 shares of its Common Stock and warrants to purchase an additional 686,830 shares of Common Stock. The Company received net proceeds of approximately $2,900,000. The warrants are exercisable at $2.125 per share and expire in January 2000. During 1999, various warrant holders exercised 551,450 of these warrants to purchase shares of the Company's Common Stock at prices ranging from $1.00 to $2.125. The Company received proceeds of $582,612 as a result of these warrant exercises.

   In June 1998, the Company issued 1,600,000 shares of its Common Stock and warrants to purchase an additional 800,000 shares of Common Stock. The Company received net proceeds of approximately $2,000,000. The warrants are exercisable at $1.625 per share and expire in June 2001.

6. STOCK OPTIONS AND WARRANTS

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

   The following tables summarizes activity under the plan:

                                                               Plan              Plan           Weighted
                                                              Shares            Options     Average Exercise
                                                        Available for Grant   Outstanding   Price Per Share
-------------------------------------------------------------------------------------------------------------
   Balance at December 31, 1996                                222,743          459,200       $     1.79
     Granted                                                  (199,000)         199,000             2.84
     Exercised                                                      --          (13,768)            2.59
     Cancelled                                                   5,632           (5,632)            2.86
-------------------------------------------------------------------------------------------------------------
   Balance at December 31, 1997                                 29,375          638,800             1.98
     Reserved                                                  600,000               --               --
     Granted                                                  (749,000)         749,000             1.25
     Exercised                                                      --          (40,066)            1.41
     Cancelled                                                 236,734         (236,734)            2.21
-------------------------------------------------------------------------------------------------------------
   Balance at December 31, 1998                                117,109        1,111,000             1.54
     Reserved                                                  250,000               --               --
     Granted                                                  (455,500)         455,500             1.31
     Exercised                                                      --         (181,666)            1.39
     Cancelled                                                 100,834         (100,834)            2.61
-------------------------------------------------------------------------------------------------------------
   Balance at December 31, 1999                                 12,443        1,284,000       $     1.38
=============================================================================================================
The number of options exercisable under the plan were:
     December 31, 1997                                         342,523
     December 31, 1998                                         541,623
     December 31, 1999                                         610,503

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   The following tables summarizes information about the stock options outstanding at December 31, 1999.

                                   Options Outstanding                            Options Exercisable
                    ----------------------------------------------------  ----------------------------------
                                        Weighted            Weighted                            Weighted
     Ranges of                           Average             Average           Number            Average
     Exercise          Number           Remaining         Exercise Price    Exercisable at    Exercise Price
      Prices        Outstanding     Contractual Life        Per Share     December 31, 1999     Per Share
------------------------------------------------------------------------------------------------------------
  $1.38 - $1.88         34,500           1 Year              $1.48             30,750             $1.45
   1.25 -  1.38         95,000           2 Years              1.36             95,000              1.36
   1.50 -  3.63         61,000           3 Years              2.60             48,332              2.76
   1.06 -  2.38        678,500           4 Years              1.33            366,421              1.24
    .75 -  1.50        415,000           5 Years              1.29             70,000              1.50
------------------------------------------------------------------------------------------------------------
  $ .75 - $3.63      1,284,000           3 Years             $1.38            610,503             $1.42
============================================================================================================

   Options outstanding under the plan expire at various dates during the period January 2000 through December 2004.

   The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $.76, $.75 and $1.63, respectively.

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

   Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997: risk-free interest rate of 6.0%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .917, .978 and .882, respectively, and a weighted average expected life of the option of three years.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                               1999               1998                 1997
--------------------------------------------------------------------------------
Pro forma
   net loss               $(1,726,999)        $(3,715,870)         $(3,508,528)

Pro forma net
   loss per
   common
   share                  $      (.20)        $      (.48)         $      (.52)


The pro forma effect on the net loss for 1999, 1998 and 1997 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   WARRANTS. During 1995, the Company issued five year warrants to an outside consultant to purchase 1,000 shares of Common Stock at $1.50 per share. The warrants expire on August 25, 2000.

   In 1998, the Company issued three year warrants to outside consultants to purchase 70,000 shares of Common Stock at $1.625 per share. The Company valued these warrants at $58,100 and is recognizing consulting expense associated with these warrants over the vesting period. The Company recognized expense of $19,168 and $10,168 in 1999 and 1998, respectively, associated with these warrants. The warrants expire on June 22, 2001.

   During 1997, a non-employee Board member providing strategic planning and advisory assistance to the Company was granted a warrant to purchase 25,000 shares of Common Stock at $2.31 per share. The warrant expires on September 26, 2002.

   During 1990, two non-employee board members provided strategic planning, financial and general advisory assistance to the Company. In exchange for their services, the Company granted to each individual a warrant to purchase 75,000 shares of Common Stock at $2.00 per share for a five year period. During 1994, these warrants were extended to 1999, at which time they expired.

   During 1994, the Company issued five year warrants to a consultant to purchase a total of 15,000 shares of Common Stock exercisable at a price of $1.50 per share. During 1999, these warrants were extended to November 22, 2004.

   In May 1999, the Company issued warrants to non-employee Board members to purchase a total of 15,000 shares of Common Stock in recognition for services performed as Board members of the Company. The warrants were exercisable at $2.00 per share and expire on September 28, 2004.

7. EMPLOYEE STOCK PURCHASE PLAN

   The Company adopted an Employee Stock Purchase Plan effective January 1, 1993. The plan enables employees to contribute up to 10% of their compensation toward the purchase of the Company's Common Stock at 85% of market value. In 1999, 1998 and 1997, employees purchased 20,030, 0 and 66,435 shares, respectively, under the plan. At December 31, 1999, 130,911 shares are reserved for future employee purchases of Common Stock under the plan.

8. INCOME TAXES

   At December 31, 1999, the Company had net operating loss carryforwards of approximately $13,326,000 which are available to offset future taxable income. These carryforwards will begin expiring in 2005. These carryforwards are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes.

   Significant components of the deferred tax assets are as follows:

AS OF DECEMBER 31                                       1999             1998
--------------------------------------------------------------------------------
   Net operating loss carryforwards                 $ 4,930,700     $ 4,383,600
   Depreciation                                         256,200         144,000
   Accounts receivable allowance                         26,200          35,600
   Allowance for machine returns                          5,900           9,500
   Inventory reserve                                     45,800          87,400
   Restructuring reserve                                     --          57,400
   Other                                                 (9,200)         20,500
--------------------------------------------------------------------------------
   Total deferred tax assets                          5,255,600       4,738,000
   Valuation allowance                               (5,255,600)     (4,738,000)
   Net deferred tax assets                          $        --     $        --
================================================================================

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9. LEASES

   The Company leases its office space under a five year operating lease. The term of the operating lease is January 1, 1999 through March 31, 2004. The future noncancelable lease payments, exclusive of costs associated with the landlord operating costs, due on the operating lease as of December 31, 1999 are as follows:

   2000                                                              $  209,484
   2001                                                                 209,484
   2002                                                                 209,484
   2003                                                                 209,484
   2004                                                                  52,371
================================================================================
                                                                     $  890,307
--------------------------------------------------------------------------------

   The Company incurred approximately $253,000, $312,567 and $506,000 in rent expense in 1999, 1998 and 1997, respectively.

10. COMMITMENTS

   PRODUCT DESIGN AGREEMENTS. The Company entered into an exclusive agreement with the developer of the Impulse machine whereby in exchange for all rights to market the product, the Company would pay royalties of $21 per machine purchased by the Company and was to make all reasonable efforts to purchase 20,000 units by December 31, 1994. Since the Company did not purchase the required number of units by December 31, 1994, the Company no longer has a guarantee of exclusivity. However, the developer does not intend to grant similar rights to another company. The Company could regain the guarantee of exclusive rights by prepaying royalties on any remaining units. The Company ceased selling the Impulse machine as of December 31, 1996.

   The Company has an exclusive licensing agreement for a bar-code used with the Impulse Retail System and SIGNright system. The Company has agreed to pay royalties totaling 1% of net sales on all paper and supplies using the bar-code technology of the Impulse Retail System.

   The Company has the rights to use and distribute certain fontware technology developed for its Impulse Retail System. The agreement required a one time payment of $25,000 for source code rights and $1,500 for each fontware outline licensed. In addition, the Company has agreed to pay royalties of $3.75 for fontware outline sold.

   HARDWARE PURCHASE AGREEMENT. The Company has a purchase agreement with a Japanese company that holds the rights to supplies for its SIGNright machine. As of December 31, 1998, the Company had a purchase commitment for 1,000 SIGNright machines in the approximate amount of $350,000. As of December 31, 1999, the Company had paid $222,000 of this commitment. In addition, before beginning production, the Company paid for tooling, equipment and development expenditures of approximately $248,000. The purchase price for the SIGNright machine is payable in Japanese yen and therefore the dollar value of such payments may fluctuate with exchange rates.

11. EMPLOYEE BENEFIT PLANS

   The Company has a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 15% of their income on a pre-tax basis through contributions to the plan. The Company may make matching contributions with respect to salary deferral at a percentage to be determined by the Company each year. In 1999, 1998 and 1997, the Company made no matching contributions.

12. CUSTOMER SALES

   No single customer represented a significant portion of total sales. Export sales accounted for 16%, 16%, and 14% of total sales in 1999, 1998 and 1997, respectively.

13. SOURCE OF SUPPLY

   The Company currently buys the components of its products from sole suppliers. Although there are a limited number of manufacturers capable of manufacturing its

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

products, management believes that other manufacturers could adapt to provide the products on comparable terms. The time required to locate and qualify other manufacturers, however, could cause a delay in manufacturing that may be financially disruptive to the Company.

14. LITIGATION

   In December 1997, Meta-4, Inc. the developer of the DOSversion of the Company's Stylus software product, brought suit against the Company in U.S. District Court in the State of Minnesota. The complaint alleged copyright infringement and breach of contract in connection with the Company's distribution of the Company's Stylus software product. This lawsuit was settled in March 1999. Under the settlement, Meta-4 assigned all its rights to the Stylus software to the Company in consideration of $15,000 in cash and 75,000 shares of the Company's Common Stock. In 1999, the Company recognized $136,875 as expense associated with this settlement.

ITEM 9  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

ITEMS 10 THROUGH 13
--------------------------------------------------------------------------------

PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning Executive Officers of the Company is included in this Annual Report in Item 4A under the caption "Executive Officers of the Registrant."

   The information required by Item 10 concerning the directors of the Company is incorporated herein by reference to the Company's proxy statement for its 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11  EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated herein by reference to the Company's proxy statement for its 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated by reference to the Company's proxy statement for its 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated by reference to the Company's proxy statement for its 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

EXHIBITS
--------------------------------------------------------------------------------

PART IV

ITEM 14  EXHIBITS, SCHEDULE AND REPORTS ON FORM 8-K

   (a) Exhibits

       EXHIBIT                                                             PAGE NUMBER OR INCORPORATION
       NUMBER                         DESCRIPTION                                 BY REFERENCE TO
-------------------------------------------------------------------------------------------------------------------
         3.1        Articles of incorporation of Registrant,         Exhibit 3.1 of the Registrant's Registration
                    as amended to date                               Statement of Form S-18, Reg. No. 33-40765C

         3.2        By laws, as amended to date                      Exhibit 3.2 of the Registrant's Registration
                                                                     Statement of Form S-18, Reg. No. 33-40765C

         4.1        Specimen Common Stock Certificate                Exhibit 4.1 of the Registrant's Registration
                    of Registrant                                    Statement of Form S-18, Reg. No. 33-40765C

        10.1        License Agreement between Thomas and             Exhibit 10.1 of the Registrant's Registration
                    Lawrence McGourty and the Company dated          Statement of Form S-18, Reg. No. 33-40765C
                    January 23, 1990, as amended

        10.2        Barcode Licence and Support Agreement            Exhibit 10.2 of the Registrant's Registration
                    between Thomas and Lawrence McGourty             Statement of Form S-18, Reg. No. 33-40765C
                    and the Company dates January 23, 1990

        10.3        The Company's 1990 Stock Plan, as amended                             19

        10.4        Sign Printer Sales Agreement between the         Exhibit 10.4 of the Registrant's Registration
                    Company and Creative Machineries                 Statement of Form S-18, Reg. No. 33-40765C
                    International, Inc. dates January 29, 1990,
                    as amended

        10.6        Lease Agreement between Plymouth Partners II,    Exhibit 10.6 of the Registrant's Annual
                    and the Company, dated October 5, 1998           Report on Form 10-K for the year ended
                                                                     December 31, 1998.

        10.7        Common Stock Warrant Dated September 28,         Exhibit 10.7 of the Registrant's Registration
                    1990 issued to Erwin Kelen                       Statement of Form S-18, Reg. No. 33-40765C

        10.8        Non Competition and Consulting Agreement         Exhibit 10.12 of the Registrant's Registration
                    between Varitronics and G.L. Hoffman dated       Statement of Form S-18, Reg. No. 33-40765C
                    January 12, 1990

        10.9        Employee Stock Purchase Plan, as amended                              20

        10.10       Loan and Security Agreement between FBS          Exhibit 10.15 of the Registrant's Annual Report
                    Business Finance Corporation and the             on Form 10-K for the year ended
                    Company dated July 31, 1995                      December 31, 1995

        10.11       Loan Agreement between Republic Acceptance       Exhibit 10.16 of the Registrant's Annual
                    Corporation and the Company dated                Report on Form 10-K for the year ended
                    December 20, 1997                                December 31, 1997

        10.12       First Amendment to the Loan Agreement            Exhibit 10.12 on the Registrant's Annual
                    between Republic Acceptance Corporation          Report on Form 10-K for the year ended
                    and the Company dated December 31, 1998          December 31, 1998

        10.13       Second Amendment to the Loan Agreement
                    between Republic Acceptance Corporation                               21
                    and the Company dated June 30, 1999

         23         Consent of Ernst & Young                                              30

         25         Power of Attorney (See signature page of this Form 10-K)              18

         27         Financial Data Schedule                                               31

VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

   (b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during 1999.


SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS

                                                                            Charged
                                                Balance at    Charged to    To Other                      Balance
                                                Beginning     Costs and    Accounts     Deductions       at End of
             Description                        of Period      Expenses     Describe     Describe         Period
------------------------------------------------------------------------------------------------------------------
   Year ended December 31, 1999

     Allowance for doubtful accounts             $ 96,350                               $ 25,433(1)     $ 70,917

     Provision for normal returns and rebates      25,842                                 10,002(6)       15,840

     Provision for obsolete inventory              89,506      $ 96,000                  123,546(2)       61,960

   Year ended December 31, 1998

     Allowance for doubtful accounts              204,382        72,000                  180,032(1)       96,350

     Provision for normal returns and rebates     102,925         9,629                   86,712(5)       25,842

     Provision for obsolete inventory             127,949        69,500                  107,943(4)       89,506

   Year ended December 31, 1997

     Allowance for doubtful accounts              135,475       185,000                  116,093(1)      204,382

     Provision for normal returns and rebates      54,485                  $ 65,556(2)    17,116(3)      102,925

     Provision for obsolete inventory             120,162        71,500                   63,713(4)      127,949

   (1) Uncollectable accounts written off, net of recoveries.
   (2) Charged against sales.
   (3) Rebates paid to customer buying groups.
   (4) Inventory scrapped and disposed of.
   (5) Includes $14,112 for rebates paid to customer buying groups and $72,600 credited to income.
   (6) Credited to income.

SIGNATURES
--------------------------------------------------------------------------------

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   By:         /s/ Scott Drill
      ------------------------------------
               Scott Drill
               President and CEO

   Dated:      March 27, 2000

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


     SIGNATURE                          TITLE                          DATE
--------------------------------------------------------------------------------


/s/ G. L. Hoffman         Chairman and Secretary                  March 27, 2000
-----------------------
G. L. Hoffman

/s/ Scott F. Drill        President and Chief Executive Officer   March 27, 2000
-----------------------   (principal executive officer)
Scott F. Drill

/s/ John R. Whisnant      Vice President of Finance and Chief     March 27, 2000
-----------------------   Financial Officer (principal
John R. Whisnant          financial officer)

/s/ Gary L. Vars          Executive Vice President and            March 27, 2000
-----------------------   General Manager POPS Division
Gary L. Vars

/s/ Erwin A. Kelen        Director                                March 27, 2000
-----------------------
Erwin A. Kelen

/s/ Don E. Schultz        Director                                March 27, 2000
-----------------------
Don E. Schultz

/s/ W. Robert Ramsdell    Director                                March 27, 2000
-----------------------
W. Robert Ramsdell

/s/ Gordon F. Stofer      Director                                March 27, 2000
-----------------------
Gordon F. Stofer

/s/ Frank D. Trestman     Director                                March 27, 2000
-----------------------
Frank D. Trestman


18