Form 10-Q
period 2000-03-31
INSIGNIA SYSTEMS INC/MN
filed 2000-05-04
CIK 875355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended:                  March 31, 2000
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

                                            ___X___ Yes   _______ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Per Value -- 9,563,971 shares as of April 28, 2000.

                                            Total number of pages:   8

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited)

          Balance Sheets -- March 31, 2000 and December 31, 1999

          Statements of Operations -- Three months ended March 31, 2000 and 1999

          Statements of Cash Flows -- Three months ended March 31, 2000 and 1999

          Notes to Financial Statements -- March 31, 2000

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



SIGNATURES

Part I. Financial Information
Item 1. Financial Statements

                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                       March 31,      December 31,
ASSETS                                                                   2000             1999
------------------------------------------------------               ------------     ------------
                                                                      (UNAUDITED)        (NOTE)
CURRENT ASSETS:
     Cash and cash equivalents                                       $    343,203     $     64,091
     Marketable securities                                                730,453        1,186,933
     Accounts receivable - net of $94,675 allowance                     1,659,836        1,281,154
     Inventories                                                        1,133,830        1,217,784
     Prepaid expenses and other                                           142,808           74,138
                                                                     ------------     ------------
       TOTAL CURRENT ASSETS                                             4,010,130        3,824,100

PROPERTY AND EQUIPMENT:
     Production tooling, machinery and equipment                        1,760,352        1,743,020
     Office furniture and fixtures                                        262,767          262,767
     Computer equipment                                                   837,762          833,440
     Leasehold improvements                                               108,168          105,151
                                                                     ------------     ------------
                                                                        2,969,049        2,944,378
     Accumulated depreciation and amortization                         (2,766,220)      (2,725,077)
                                                                     ------------     ------------
       TOTAL PROPERTY AND EQUIPMENT                                       202,829          219,301

                                                                     ------------     ------------
           TOTAL ASSETS                                              $  4,212,959     $  4,043,401
                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                $    659,001     $    387,396
     Accrued compensation and benefits                                    163,088          209,016
     Accrued expenses                                                     140,532          149,800
     Current portion of long-term debt                                     51,869           81,967
     Line of credit                                                       643,188          807,020
     Other                                                                388,189          391,370
                                                                     ------------     ------------
       TOTAL CURRENT LIABILITIES                                        2,045,867        2,026,569

LONG-TERM DEBT                                                                  0                0

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01; authorized--20,000,000 shares;
       issued and outstanding March 31, 2000--9,553,871 shares;
       December 31, 1999--9,327,946 shares                                 95,747           93,279
     Additional paid-in capital                                        16,530,806       16,134,002
     Unearned compensation                                                (23,970)         (28,764)
     Accumulated deficit                                              (14,435,491)     (14,181,685)
                                                                     ------------     ------------
       TOTAL STOCKHOLDERS' EQUITY                                       2,167,092        2,016,832
                                                                     ------------     ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $  4,212,959     $  4,043,401
                                                                     ============     ============


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31
                                                     ---------------------------
                                                         2000            1999
                                                     -----------     -----------
NET SALES                                            $ 2,878,226     $ 2,290,852
Cost of Sales                                          1,304,977       1,147,041
                                                     -----------     -----------
    GROSS PROFIT                                       1,573,249       1,143,811

OPERATING EXPENSES:
    Insignia POPS Program                                755,895         557,330
    Sales                                                343,983         238,072
    Marketing                                            269,865         171,381
    General and Administrative                           441,783         445,726
                                                     -----------     -----------
       TOTAL OPERATING EXPENSES                        1,811,526       1,412,509
                                                     -----------     -----------
           OPERATING INCOME (LOSS)                      (238,277)       (268,698)

Other Income (Expense):
     Interest Income                                      17,999          12,228
     Interest Expense                                    (32,107)        (10,284)
     Other Income (Expense)                                 (921)          7,523
                                                     -----------     -----------
       PRE-TAX INCOME (LOSS)                            (253,306)       (259,231)

Provision For Income Tax                                     500             500
                                                     -----------     -----------
         NET INCOME (LOSS)                           $  (253,806)    $  (259,731)
                                                     ===========     ===========

Net income (loss) per share:
   Basic and diluted                                 $     (0.03)    $     (0.03)
                                                     ===========     ===========

Shares used in calculation of net loss per share:
   Basic and diluted                                   9,502,646       8,631,697
                                                     ===========     ===========

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31
                                                          ---------------------------
                                                              2000            1999
                                                          -----------     -----------
OPERATING ACTIVITIES:
     Net income (loss)                                    $  (253,806)    $  (259,731)
     Non-cash expenses included in income (loss):
         Depreciation and amortization                         41,143          62,677
         Provision for bad debt expense                        25,000          15,000
         Amortization of unearned compensation                  4,794           4,786
     Changes in operating assets and liabilities:
         Accounts receivable                                 (403,682)         66,599
         Inventories                                           83,954         (96,752)
         Prepaids and other                                   (68,669)         63,145
         Accounts payable                                     228,990         191,978
         Accrued compensation and benefits                    (45,928)        (68,447)
         Other accrued expenses                                30,167        (329,061)
                                                          -----------     -----------
                NET CASH USED IN OPERATING ACTIVITIES        (358,037)       (349,806)

INVESTING ACTIVITIES:
     (Purchase) Sale of property and equipment                (24,672)       (104,301)
     (Purchase) Sale of marketable securities                 456,480         241,381
                                                          -----------     -----------
         NET CASH PROVIDED BY INVESTING ACTIVITIES            431,808         137,080

FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                   399,271         199,725
     Principal payments under long-term debt agreement        (30,098)        (27,461)
     Proceeds from credit line                               (163,832)              0
                                                          -----------     -----------
         CASH PROVIDED BY FINANCING ACTIVITIES                205,341         172,264
                                                          -----------     -----------

         INCREASE (DECREASE) IN CASH AND EQUIVALENTS          279,341         (40,462)

Cash and cash equivalents at beginning of period               64,091               0
                                                          -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   343,203     $   (40,462)
                                                          ===========     ===========

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999.


NOTE B -- INVENTORIES

Inventories consist primarily of Finished Goods on site.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                      (First Quarter Ended March 31, 2000)

RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the first quarter ended March 31, 2000 were $2,878,000, an increase of 26%, compared to net sales of $2,291,000 for the first quarter of 1999. Sign card sales decreased 11% from $1,151,000 in the first quarter of 1999 to $1,030,000 in the first quarter of 2000. Printing sales increased 58% from $229,000 in the first quarter of 1999 to $361,000 in the first quarter of 2000. Stylus software sales and maintenance decreased 12% from $189,000 in the first quarter of 1999 to $167,000 in the first quarter of 2000. Machine, maintenance and accessories sales decreased 21% from $258,000 in the first quarter of 1999 to $205,000 in the first quarter of 2000. Revenue from the Insignia POPS program was $1,099,000 in the first quarter of 2000, compared to $361,000 in the first quarter of 1999. The Company currently has approximately 4,450 stores under contract of which 3,500 stores are on-line for the POPS program. The Company anticipates substantial growth in the POPS program revenue area as additional stores are put on-line and additional retailers decide to join the POPS program.

GROSS PROFIT. The Company's gross profit for the first quarter of 2000 increased 38% to $1,573,000, compared to $1,144,000 for the first quarter of 1999. Gross profit as a percentage of net sales was 55% in the first quarter of 2000, compared to 50% for the first quarter of 1999. The increase in gross profit in 2000 was due to a higher proportion of sales of POPS program sales which has a higher margin than most of the Company's other products.

OPERATING EXPENSES. Operating expenses increased 28% in the first quarter of 2000 from $1,413,000 to $1,811,000. Sales expenses increased 44% from $238,000 to $344,000. This increase reflected the additional sales efforts in the Stylus products. Marketing expenses increased 57% from $171,000 to $270,000. This increase reflects the POPS program promotional efforts during the first quarter of 2000. General and Administrative expenses decreased 1%.

NET INCOME (LOSS). The Company had a net loss of $(254,000), or $(0.03) per share for the first quarter of 2000, compared to a net loss of $(260,000), or $(0.03) per share for the first quarter of 1999. The net loss for the first quarter of 2000 was the due primarily to a continuing investment in the POPS program.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, working capital was $1,964,000, compared to $2,105,000 at December 31, 1999. Cash and cash equivalents increased $279,000 to $343,000 at March 31, 2000, primarily due to proceeds from the issuance of common stock, sale of marketable securities, increase in accounts payable and decrease in inventories, offset by an increase in accounts receivable, the net loss, and pay-down on the credit line.

The Company anticipates that its working capital needs will continue to increase due to the expected growth in the POPS program business. However, the Company entered into a $3 million line of credit agreement with a finance corporation against which $643,000 was outstanding as of March 31, 2000, and the Company believes that it will have sufficient capital resources to finance its current business operations and anticipated growth for the foreseeable future.


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

Dated: May 3, 2000                          Insignia Systems, Inc.
       -----------                     -----------------------------------------
                                                 (Registrant)

                                       /s/  G. L. Hoffman
                                            ------------------------------------
                                            G. L. Hoffman
                                            Chairman

                                       /s/  Scott F. Drill
                                            ------------------------------------
                                            Scott F. Drill
                                            President and CEO

                                       /s/  John R. Whisnant
                                            ------------------------------------
                                            John R. Whisnant
                                            Vice President of Finance