Form 10-Q
period 2000-06-30
INSIGNIA SYSTEMS INC/MN
filed 2000-07-24
CIK 875355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended:                 June 30, 2000
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

                                 (763) 392-6200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.01 Per Value -- 9,872,071 shares as of July 17, 2000.

                                                  Total number of pages: 15

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION
---------------------------------

Item 1.     Financial Statements (Unaudited)

            Balance Sheets - June 30, 2000 and December 31, 1999

            Statements of Operations - Three months ended June 30, 2000 and
              1999; Six months ended June 30, 2000 and 1999

            Statements of Cash Flows -- Six months ended June 30, 2000 and 1999

            Notes to Financial Statements - June 30, 2000

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 3.     Quantative and Qualitive Disclosures About Market Risk



PART II.    OTHER INFORMATION
-----------------------------

Item 1.     Legal Proceedings
Item 2.     Changes in Securities
Item 3.     Defaults upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits and Reports on  Form 8-K



SIGNATURES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                        June 30,        December 31,
ASSETS                                                                    2000              1999
---------------------------------------------------------             ------------      ------------
                                                                       (UNAUDITED)         (NOTE)
CURRENT ASSETS:
     Cash and cash equivalents                                        $    444,195      $     64,091
     Marketable securities                                                 655,792         1,186,933
     Accounts receivable - net of $106,940 allowance                     2,063,411         1,281,154
     Inventories                                                         1,144,475         1,217,784
     Prepaid expenses & other                                              143,982            74,138
                                                                      ------------      ------------
       TOTAL CURRENT ASSETS                                              4,451,855         3,824,100

PROPERTY AND EQUIPMENT:
     Production tooling, machinery and equipment                         1,774,609         1,743,020
     Office furniture and fixtures                                         262,767           262,767
     Computer equipment                                                    852,919           833,440
     Leasehold improvements                                                108,167           105,151
                                                                      ------------      ------------
                                                                         2,998,462         2,944,378
     Accumulated depreciation and amortization                          (2,808,515)       (2,725,077)
                                                                      ------------      ------------
       TOTAL PROPERTY AND EQUIPMENT                                        189,947           219,301
                                                                      ------------      ------------
           TOTAL ASSETS                                               $  4,641,802      $  4,043,401
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                 $  1,084,588      $    387,396
     Accrued compensation and benefits                                     203,411           209,016
     Accrued expenses                                                      248,180           149,800
     Current portion of long-term debt                                      21,007            81,967
     Line of credit                                                        687,731           807,020
     Other                                                                 318,698           391,370
                                                                      ------------      ------------
       TOTAL CURRENT LIABILITIES                                         2,563,615         2,026,569

LONG-TERM DEBT                                                                   0                 0

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01; authorized--20,000,000 shares;
       issued and outstanding June 30, 2000--9,675,421 shares;
       December 31, 1999--9,327,946 shares                                  96,754            93,279
     Additional paid-in capital                                         16,684,997        16,134,002
     Unearned compensation                                                 (19,176)          (28,764)
     Accumulated deficit                                               (14,684,388)      (14,181,685)
                                                                      ------------      ------------
       TOTAL STOCKHOLDERS' EQUITY                                        2,078,187         2,016,832
                                                                      ------------      ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  4,641,802      $  4,043,401
                                                                      ============      ============


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended                Six Months Ended
                                                      June 30                           June 30
                                           -----------------------------     -----------------------------
                                               2000             1999             2000             1999
                                           ------------     ------------     ------------     ------------
NET SALES                                  $  3,047,996     $  2,300,111     $  5,926,222     $  4,590,963
Cost of Sales                                 1,413,461        1,145,352        2,718,438        2,292,320
                                           ------------     ------------     ------------     ------------
     GROSS PROFIT                             1,634,535        1,154,759        3,207,784        2,298,643

OPERATING EXPENSES:
    POPS Program                                833,836          684,107        1,589,731        1,241,437
    Sales                                       330,245          273,009          674,228          511,080
    Marketing                                   286,695          169,445          556,560          340,837
    General & Administrative                    438,284          430,687          872,067          876,413
                                           ------------     ------------     ------------     ------------
       TOTAL OPERATING EXPENSES               1,881,060        1,557,258        3,692,586        2,969,767
                                           ------------     ------------     ------------     ------------
           OPERATING INCOME (LOSS)             (246,525)        (402,499)        (484,802)        (671,124)

OTHER INCOME (EXPENSE):
    Interest Income                              17,537            8,523           35,536           20,751
    Interest Expense                            (31,798)          (8,214)         (63,906)         (18,499)
    Other Income (Expense)                       12,390            3,026           11,469           10,551
                                           ------------     ------------     ------------     ------------
PRE-TAX INCOME (LOSS)                          (248,396)        (399,164)        (501,703)        (658,321)

Provision for Income Tax                            500                0            1,000              500
                                           ------------     ------------     ------------     ------------
           NET INCOME (LOSS)               $   (248,896)    $   (399,164)    $   (502,703)    $   (658,821)
                                           ============     ============     ============     ============

Net Income (Loss) per share                $      (0.03)    $      (0.05)    $      (0.05)    $      (0.08)
                                           ============     ============     ============     ============

Shares used in calculation of
net loss per share:
   Basic and diluted                          9,675,421        8,726,496        9,541,161        8,649,948
                                           ============     ============     ============     ============

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30
                                                                -------------------------
                                                                   2000           1999
                                                                ----------     ----------
OPERATING ACTIVITIES:
     Net income (loss)                                          $ (502,703)    $ (658,821)
     Non-cash expenses included in income (loss):
         Depreciation and amortization                              83,418        118,025
         Provision for bad debt expense                             70,000         30,000
         Amortization of unearned compensation                       9,588          9,580

     Changes in operating assets & liabilities:
             Accounts receivable                                  (852,257)        48,217
             Inventories                                            73,309        (56,912)
             Prepaids and other                                    (69,844)        67,343
             Accounts payable                                      697,192         69,956
             Accrued compensation and benefits                      (5,605)       (32,804)
             Other accrued expenses                                 25,708       (368,763)
                                                                ----------     ----------
         NET CASH USED IN OPERATING ACTIVITIES                    (471,194)      (774,179)

INVESTING ACTIVITIES:
     (Purchase) Sale of property and equipment                     (54,064)      (128,706)
     (Purchase) Sale of marketable securities                      531,141        869,545
                                                                ----------     ----------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       477,077        740,839

FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                        554,470        321,600
     Principal payments under long-term debt agreement             (60,960)       (46,153)
     Proceeds (to) from credit line                               (119,289)             0
                                                                ----------     ----------
         CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           374,221        275,447
                                                                ----------     ----------

         INCREASE (DECREASE) IN CASH & EQUIVALENTS                 380,104        242,107

Cash and equivalents at beginning of period                         64,091              0
                                                                ----------     ----------

         CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  444,195     $  242,107
                                                                ==========     ==========

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999.


NOTE B -- INVENTORIES

Inventories consist primarily of Finished Goods on site.

Item 2. Managements Discussion and Analysis of Results of Operations and Financial Condition

                      (Second Quarter Ended June 30, 2000)


RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the second quarter ended June 30, 2000 were $3,048,000, an increase of 33%, compared to net sales of $2,300,000 for the second quarter of 1999. For the six months ended June 30, 2000, net sales were $5,926,000, an increase of 29% compared to net sales of $4,591,000 for the first half of 1999. Revenue from the sales of machines, cartridges and machine maintenance was $400,000 for the first half of 2000 versus similar sales of $549,000 for the first half of 1999. Stylus software and maintenance sales increased 7% from $385,000 in the first half of 1999 to $413,000 in the first half of 2000. Thermal sign card sales decreased 11% from $2,217,000 during the first half of 1999 to $1,971,000 in the first half of 2000. Printing sales increased 49% from $550,000 in the first half of 1999 to $819,000 in the first half of 2000. POPS program sales increased 186% from $795,000 in the first half of 1999 to $2,276,000 for the first half of 2000.

GROSS PROFIT. The Company's gross profit for the second quarter of 2000 increased 42% to $1,635,000, compared to $1,155,000 for the second quarter of 1999. Gross profit for the first six months of 2000 increased 40% to $3,208,000, compared to $2,299,000 for the first half of 1999. The increase in gross profit for the second quarter and the first six months of 2000 is primarily due to the increase in the POPS program sales. Gross profit as a percentage of net sales was 53.6% for the second quarter of 2000, compared to 50.2% for the second quarter of 1999, and was 54.1% for the first six months of 2000, compared to 50.1% for the first half of 1999.

OPERATING EXPENSES. Operating expenses increased 21% in the second quarter of 2000 compared to the second quarter of 1999, and increased 24% for the first six months of 2000, compared to the first six months of 1999. Sales expenses increased 21% for the second quarter of 2000, compared to the second quarter of 1999. This increase was due primarily to additional commission and bonuses paid during the second quarter of 2000 relating to the increase in Stylus and Printing sales. Marketing expenses increased 70% for the second quarter of 2000, compared to the second quarter of 1999. This increase was due primarily to additional sign promotional expenses incurred during the second quarter of 2000. General and administrative expenses remained flat for the second quarter of 2000, compared to the second quarter of 1999. POPS expenses increased 21% for the second quarter of 2000, compared to the second quarter of 1999 and reflects the continuing commitment to the POPS program.

Sales expenses increased 32% for the first six months of 2000, compared to the first six months of 1999. This increase reflects the additional commissions and bonuses paid during the first six months of 2000 as a result in the increase in sales in the Stylus and Printing areas. Marketing expenses increased 63% for the first six months of 2000, compared to the first six months of 1999 and is due primarily to additional sign promotional expenses during the first six months of 2000. General and administrative expenses remained flat for the first six months of 2000, compared to the first six months of 1999. POPS expenses increased 28% for the first six months of 2000, compared to the first six months of 1999. This increase in POPS operating expenses for the first six months of 2000 reflects the continuing commitment to the POPS program.

Operating expenses as a percentage of net sales were 62% in the second quarter of 2000 and 62% for the first six months of 2000, compared to 68% in the second quarter of 1999 and 65% for the first six months of 1999.

NET INCOME (LOSS). The Company had a net loss of $(249,000), or $(.03) per share for the second quarter of 2000, compared to a net loss of $(400,000), or $(.05) per share for the second quarter of 1999. For the first six months of 2000, the net loss was $(503,000), or $(0.05) per share, compared to a net loss of $(659,000), or $(.08) per share for the first half of 1999. The decrease in net loss for the first half of 2000 and the second quarter of 2000, compared to the first half of 1999 and the first half of 1999 resulted primarily from the company's ability to increase its sales at a proportionally higher rate than the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, working capital was $1,888,000, compared to $1,798,000 at December 31, 1999. Cash, cash equivalents and marketable securities decreased $151,000 from $1,251,0000 at December 31, 1999 to $1,100,000 on June 30, 2000,
primarily due to the net loss of $503,000 and a increase in accounts receivable of $852,000, offset by the proceeds received from the issuance of common stock of $554,000, plus an increase in accounts payable of $697,000.

The Company anticipates that its working capital needs will continue to increase due to the expected growth in the business. However, the company believes that it will have sufficient capital resources to fund its current business operations and anticipated growth for the foreseeable future.


Item 3.  Quantitive and Qualative Disclosures About Marketing Risk

         None.


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on May 18, 2000.

         The shareholders present or by proxy voted to elect Scott Drill, G. L. Hoffman, Erwin A. Kelen, Don Schultz, Gordon F. Stofer, Frank D. Trestman, and Gary L. Vars as directors with each director receiving the following votes:

                                                 WITHHOLD
                                    FOR         AUTHORITY
                                    ---         ---------
         G. L. Hoffman           7,700,183       717,176
         Scott F. Drill          8,414,133         3,226
         Erwin A. Kelen          8,414,333         3,026
         W. Robert Ramsdell      8,414,133         3,226
         Don E. Schultz          8,414,333         3,026
         Gordon F. Stofer        8,413,533         3,826
         Frank D. Trestman       8,414,333         3,026
         Gary L. Vars            8,414,133         3,226

         The shareholders present or by proxy voted to ratify an amendment to the Company's Stock Plan to increase by 200,000 shares the number of shares available under the Plan with 5,179,987 shares in favor, 322,658 shares against, and 32,100 shares abstaining.

         The shareholders present or by proxy voted to ratify an amendment to the Company's Employee Stock Purchase Plan to increase by 200,000 shares the number of shares available under the Plan and extend the term of the Plan for three additional years through 2003 with 5,179,119 shares in favor, 308,026 shares against, and 29,600 shares abstaining.

         The shareholders present or by proxy voted to approve the appointment of Ernst & Young LLP as independent auditors with 8,384,833 votes in favor, 22,526 votes against, and 10,000 votes abstaining.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits
                No.  Description                                            Page
                ---  -----------                                            ----
                10   Form of Change in Control Severence Agreement between
                     the Company and certain executive officers              11
                27   Financial Data Schedule                                 15

         (b)    Reports on Form 8-K
                No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 21, 2000                          Insignia Systems, Inc.
                                       -------------------------------------
                                                   (Registrant)

                                       /s/   Scott Drill
                                             -------------------------------
                                             Scott Drill
                                             President

                                       /s/   John R. Whisnant
                                             -------------------------------
                                             John R. Whisnant
                                             Vice President of Finance