Form 10-Q
period 2000-09-30
INSIGNIA SYSTEMS INC/MN
filed 2000-11-07
CIK 875355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[_X_] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended:           September 30, 2000
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

                                                           _X_ Yes   ___ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Per Value -- 10,274,771 shares as of October 17, 2000.

                                                    Total number of pages: 11

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets - September 30, 2000 and December 31, 1999

          Statements of Operations - Three months ended September 30, 2000 and 1999; Nine months ended September 30, 2000 and 1999

          Statements of Cash Flows -- Nine months ended September 30, 2000 and 1999

          Notes to Financial Statements - September 30, 2000

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

Item 5.   Other Information

Item 6.   Exhibits and Reports on  Form 8-K



SIGNATURES

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                              INSIGNIA SYSTEMS, INC.
                                                  BALANCE SHEETS

                                                                 September 30,         December 31,
ASSETS                                                              2000                    1999
--------------------------------------------------------         -------------         -------------
                                                                  (UNAUDITED)             (NOTE)
CURRENT ASSETS:
     Cash and cash equivalents                                    $ 1,400,204          $     64,091
     Marketable securities                                            164,594             1,186,933
     Accounts receivable (net of allowance of $106,186
        as of 9/30/2000 and $71,000 as of 12/31/1999)               2,044,747             1,281,154
     Inventories                                                    1,083,366             1,217,784
     Prepaid expenses & other                                          77,274                74,138
                                                                 -------------         -------------
       TOTAL CURRENT ASSETS                                         4,770,185             3,824,100

PROPERTY AND EQUIPMENT:
     Production tooling, machinery and equipment                    1,781,620             1,743,020
     Office furniture and fixtures                                    262,768               262,767
     Computer equipment                                               864,899               833,440
     Leasehold improvements                                           108,167               105,151
                                                                 -------------         -------------
                                                                    3,017,454             2,944,378
     Accumulated depreciation and amortization                     (2,841,964)           (2,725,077)
                                                                 -------------         -------------
       TOTAL PROPERTY AND EQUIPMENT                                   175,490               219,301
                                                                 -------------         -------------
           TOTAL ASSETS                                          $  4,945,675          $  4,043,401
                                                                 =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                            $    865,845          $    387,396
     Accrued compensation and benefits                                272,263               209,016
     Accrued expenses                                                 247,999               149,800
     Current portion of long-term debt                                      0                81,967
     Line of credit                                                   732,789               807,020
     Other                                                            198,936               391,370
                                                                 -------------         -------------
       TOTAL CURRENT LIABILITIES                                    2,317,832             2,026,569

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01; authorized--20,000,000
       shares; issued and outstanding September 30, 2000--
       10,274,711 shares; December 31, 1999--9,327,946 shares         102,747                93,279
     Additional paid-in capital                                    17,438,753            16,134,002
     Unearned compensation                                             66,062               (28,764)
     Accumulated deficit                                          (14,979,719)          (14,181,685)
                                                                 -------------         -------------
       TOTAL STOCKHOLDERS' EQUITY                                   2,627,843             2,016,832
                                                                 -------------         -------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $  4,945,675          $  4,043,401
                                                                 =============         =============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended               Nine Months Ended
                                                September 30                     September 30
                                       ----------------------------      ----------------------------
                                           2000             1999             2000             1999
                                       -----------      -----------      -----------      -----------
NET SALES                              $ 2,863,480      $ 2,364,464      $ 8,789,702        6,955,427
Cost of Sales                            1,172,138        1,177,281        3,890,576        3,469,601
                                       -----------      -----------      -----------      -----------
    GROSS PROFIT                         1,691,342        1,187,183        4,899,126        3,485,826

OPERATING EXPENSES:
    POPS Program                           908,988          697,962        2,498,719        1,939,399
    Sales                                  289,755          279,130          963,983          790,210
    Marketing                              293,348          167,854          849,908          508,691
    General & Administrative               490,589          422,152        1,362,656        1,298,565
                                       -----------      -----------      -----------      -----------
       TOTAL OPERATING EXPENSES          1,982,680        1,567,098        5,675,266        4,536,865
                                       -----------      -----------      -----------      -----------
           OPERATING INCOME (LOSS)        (291,338)        (379,915)        (776,140)      (1,051,039)
OTHER INCOME (EXPENSE):
    Interest Income                         25,317           13,314           60,853           34,065
    Interest Expense                       (29,970)         (24,401)         (93,876)         (42,900)
    Other Income (Expense)                   1,160            1,508           12,629           12,059
                                       -----------      -----------      -----------      -----------
       PRE-TAX INCOME (LOSS)              (294,831)        (389,494)        (796,534)      (1,047,815)

Provision for Income Tax                       500              500            1,500            1,000
                                       -----------      -----------      -----------      -----------
           NET INCOME (LOSS)           $  (295,331)     $  (389,994)     $  (798,034)     $(1,048,815)
                                       ===========      ===========      ===========      ===========
Net Income (Loss) per share            $     (0.03)     $     (0.04)     $     (0.08)     $     (0.12)
                                       ===========      ===========      ===========      ===========
Shares used in calculation of
Net income (loss) per share:
Basic and diluted                        9,730,697        9,250,246        9,721,471        8,685,630

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                         September 30
                                                               -----------------------------
                                                                    2000             1999
                                                               ------------     ------------
OPERATING ACTIVITIES:
     Net income (loss)                                         $  (798,034)     $(1,048,815)
     Non-cash expenses included in income (loss):
         Depreciation and amortization                             116,867          169,793
         Provision for bad debt expense                            115,000           45,000
         Amortization of unearned compensation                      94,826           14,374

     Changes in operating assets & liabilities:
         Accounts receivable                                      (878,593)        (116,636)
         Inventories                                               134,418           35,209
         Prepaids and other                                         (3,136)          99,422
         Accounts payable                                          478,449           95,069
         Accrued compensation and benefits                          63,247           (3,547)
         Other accrued expenses                                    (94,235)        (402,354)
                                                               ------------     ------------
           NET CASH USED IN OPERATING ACTIVITIES                  (771,191)      (1,112,485)

INVESTING ACTIVITIES:
     (Purchase) Sale of property and equipment                     (73,056)        (147,286)
     (Purchase) Sales of marketable securities                   1,022,339          866,463
                                                               ------------     ------------
           NET CASH PROVIDED BY (USED IN)
             INVESTING ACTIVITIES                                  949,283          719,177

FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                      1,314,219          845,350
     Principal payments under long-term debt agreement             (81,967)         (74,783)
     Proceeds from (payments to) credit line                       (74,231)         951,687
                                                               ------------     ------------
           CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       1,158,021        1,722,254

           INCREASE (DECREASE) IN CASH & EQUIVALENTS             1,336,113        1,328,946

Cash and equivalents at beginning of period                         64,091                0
                                                               ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 1,400,204      $ 1,328,946
                                                               ============     ============

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999.


NOTE B -- INVENTORIES

Inventories consist primarily of Finished Goods on site.


NOTE C - GENERAL & ADMINISTRATIVE EXPENSE

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company repriced 13,000 stock options on May 20, 1999, and reduced the exercise price to $1.50 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from July 1, 2000 until the options are exercised, forfeited or expire unexercised. Prior to the adoption of the Interpretation, the Company accounted for these repriced stock options as fixed. Because the market price of the Company's stock increased since May 20, 1999, the effect of adopting the Interpretation was to decrease net income for the quarter ended September 30, 2000 by $.008 per share.


NOTE D - LITIGATION

On August 7, 2000, News America Marketing In-Store, Inc., a major provider of in-store, shelf mounted signs for retail stores, filed a suit against the Company in federal district court in New Yor, New York. The compliant alleges that News America has exclusive promotional agreements with various major retail chains, and that those agreements prevented retailers from contracting for the

Company's POPS program. The complaint accuses the Company of interfering with business relationships, unfair competition and false advertising and seeks an injunction against the Company and actual and punitive damages in an unspecified amount.

The Company believes that News America's suit is without merit. On August 11, 2000 the Company filed suit against News America in federal district court in Minneapolis, Minnesota. The Company's suit alleges that News America has and is engaged in anti-competitive practices and is attempting to use its dominant position in the market to stifle competition. In particular, the Company's suit alleges that News America is violating the anit-trust laws by attempting to use unenforceable exclusive dealing clauses to dissuade customers from using the Company's POPS program. The complaint seeks declaratory and injunctive relief, actual damages in an unspecified amount and treble damages and attorneys fees under federal antitrust law.



Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    (Third Quarter Ended September 30, 2000)

RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the third quarter ended September 30, 2000 were $2,863,000, an increase of 21%, compared to net sales of $2,364,000 for the third quarter of 1999. For the nine months ended September 30, 2000, net sales were $8,790,000, an increase of 26% compared to net sales of $6,955,000 for the first nine months of 1999. Revenue from the sales of machines, cartridges and machine maintenance was $564,000 for the first nine months of 2000 versus similar sales of $748,000 for the first nine months of 1999. Stylus software and maintenance sales decreased 9% from $619,000 in the first nine months of 1999 to $563,000 in the first nine months of 2000. Thermal sign card sales decreased 15% from $3,187,000 during the first nine months of 1999 to $2,708,000 in the first nine months of 2000. Printing sales increased 19% from $929,000 in the first nine months of 1999 to $1,110,000 in the first nine months of 2000. POPS program sales increased 179% from $1,347,000 in the first nine months of 1999 to $3,757,000 for the first nine months of 2000.

GROSS PROFIT. The Company's gross profit for the third quarter of 2000 increased 42% to $1,691,000, compared to $1,187,000 for the third quarter of 1999. Gross profit for the first nine months of 2000 increased 41% to $4,899,000, compared to $3,486,000 for the first nine months of 1999. The increase in gross profit for the third quarter and the first nine months of 2000 is primarily due to the increase in the POPS program sales which have higher margins. Gross profit as a percentage of net sales was 59.1% for the third quarter of 2000, compared to 50.2% for the third quarter of 1999, and was 55.7% for the first nine months of 2000, compared to 50.1% for the first nine months of 1999.

OPERATING EXPENSES. Operating expenses increased 27% in the third quarter of 2000 compared to the third quarter of 1999, and increased 25% for the first nine months of 2000, compared to the first nine months of 1999. Sales expenses increased 4% for the third quarter of 2000, compared to the third quarter of 1999. Marketing expenses increased 75% for the third quarter of 2000, compared to the third quarter of 1999. This increase was due primarily to additional sign promotional expenses incurred during the third quarter of 2000. General and administrative expenses increased 16% for the third quarter of 2000, compared to the third quarter of 1999. This increase was due primarily to the option repricing under variable accounting rules. POPS expenses increased 30% for the third quarter of 2000, compared to the third quarter of 1999 and reflects the continuing commitment to the POPS program.

Sales expenses increased 22% for the first nine months of 2000, compared to the first nine months of 1999. This increase reflects additional commissions and bonuses paid during the first nine months of 2000 as a result in the increase in sales in the Printing areas, plus additional expenses incurred relative to Stylus maintenance. Marketing expenses increased 67% for the first nine months of 2000, compared to the first nine months of 1999 and is due primarily to additional sign promotional expenses during the first nine months of 2000.

General and administrative expenses increased 5% for the first nine months of 2000, compared to the first nine months of 1999. POPS expenses increased 29% for the first nine months of 2000, compared to the first nine months of 1999. This increase in POPS operating expenses for the first nine months of 2000 reflects the continuing commitment to the POPS program.

Operating expenses as a percentage of net sales were 69% in the third quarter of 2000 and 65% for the first nine months of 2000, compared to 66% in the third quarter of 1999 and 65% for the first nine months of 1999.

NET INCOME (LOSS). The Company had a net loss of $(295,000), or $(.03) per share for the third quarter of 2000, compared to a net loss of $(390,000), or $(.04) per share for the third quarter of 1999. For the first nine months of 2000, the net loss was $(798,000), or $(0.08) per share, compared to a net loss of $(1,049,000), or $(.12) per share for the first nine months of 1999. The decrease in net loss for the first nine months of 2000 and the third quarter of 2000, compared to the first nine months of 1999 and the third quarter of 1999 resulted primarily from the company's ability to increase its net sales at a proportionally higher rate than the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, working capital was $2,452,000, compared to $1,798,000 at December 31, 1999. Cash, cash equivalents and marketable securities increased $314,000 from $1,251,000 at December 31, 1999 to $1,565,000 on September 30,
2000, primarily due to the net loss of $798,000 and a increase in accounts receivable of $879,000, offset by the proceeds received from the issuance of common stock of $1,314,000, plus an increase in accounts payable of $478,000, and a decrease in inventories of $134,000.

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

           None

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits
                  No.    Description                                        Page
                  ---    -----------                                        ----
                  27     Financial Data Schedule                             11

           (b)    Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   October 31, 2000                          Insignia Systems, Inc.
                                               ---------------------------------
                                                       (Registrant)

                                               /s/ Scott Drill
                                                   -----------------------------
                                                   Scott Drill
                                                   President

                                               /s/ John R. Whisnant
                                                   -----------------------------
                                                   John R. Whisnant
                                                   Vice President of Finance