Form 10-K
period 2000-12-31
INSIGNIA SYSTEMS INC/MN
filed 2001-03-26
CIK 875355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the year ended December 31, 2000       Commission File Number 0-19380
--------------------------------------------------------------------------------

                             INSIGNIA SYSTEMS, INC.
                       ----------------------------------

             (Exact name of registrant as specified in its charter)

                Minnesota                              41-1656308
   ------------------------------------   -----------------------------------
     (State or other jurisdiction of       (IRS Employer Identification No.)
      incorporation or organization)

                            5025 Cheshire Lane North
                             Plymouth, MN 55446-3715
                         -------------------------------
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (763) 392-6200

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

   Number of shares of outstanding Common Stock, $.01 par value, as of February 28, 2001 was 10,365,356.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

Yes [ ]  No [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001 was approximately $88,105,526 based upon the last sale price of the registrant's Common Stock on such date.

                      Documents Incorporated By Reference:

   Portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 17, 2001 are incorporated by reference into Part III of this Form 10-K.

BUSINESS REVIEW                                                           PART I


PART I

   ITEM 1     BUSINESS

GENERAL

   Insignia Systems, Inc. (the "Company") markets in-store promotional programs and services to retailers and manufacturers. Since its inception in 1990, the Company has marketed point-of-purchase merchandising systems and resources to merchants in over 30 classes of retail trade. The Company started with simple standalone printers, trade-named Impulse(R) and SIGNright!(R), and later developed a fully featured ODBC (Open Database Connectivity) compliant software application, trade-named Stylus(R). This PC-based software is used by retail chains to produce signs, labels and posters, and is currently directly marketed.

The Company executed a business strategy to obtain both initial revenue from the sale of these products and recurring revenue from the sale of the sign cards, label supplies and accessories used with them. The Company developed the products into turn-key solutions that allow retailers to quickly and easily produce high quality point-of-purchase signs, labels and large format promotional materials in their stores. The Company continues to make these products available and supports the supply and service needs of domestic clients. The Company actively markets these products internationally through independent distributors.

In 1998, Insignia formally launched Insignia Point-Of-Purchase-Services (POPS), an in-store, shelf-edge sign promotion program that was developed by combining the Company's expertise in signage and in-store merchandising with its Stylus software products. Funded by consumer goods manufacturers, the account- and product-specific program combines product selling information and graphics from manufacturers with the retailer's logo and current store price on a sign designed to fit each participating retailer's decor and merchandising theme.

For retailers, Insignia POPS(R) is a source of incremental revenue and is the first in-store promotion signing program that delivers a complete call-to-action, on a product- and store-specific basis, with all participating retail stores updated weekly. For consumer goods manufacturers, Insignia POPS provides access to the optimum retail promotion site for their products - the retail shelf edge. In addition, manufacturers are offered lead-times of less than 30 days, no production costs and micro-marketing capabilities such as store-specific messaging and multiple language options. The POPS program is directly marketed.

Company management has been investing the Company's primary resources and energies in the development of the Insignia POPS program for the last five years. During this time, management also restructured the organization and redirected the Company's activities to leverage the Company's in-store experience, acquire promotion industry expertise and develop the necessary operational and systems foundation to successfully compete in the in-store promotion industry.

INDUSTRY & MARKET BACKGROUND

   With 70% of buying decisions being made in store, product manufacturers are constantly seeking in-store vehicles to motivate consumers to buy their branded products. Industry studies estimate that manufacturers spend approximately $1 billion annually on in-store promotion efforts. The Company's market studies indicate that the shelf-edge sign represents the final and best opportunity for manufacturers to convince the consumer to buy. In fact, a 1996 study concluded the shelf is second only to end-aisle displays for in-store effectiveness.

Many consumers seek product information beyond price in order to make educated buying decisions. The Company's marketing studies indicate the most effective sign contains information supplied by the product manufacturer in combination with the retailer's price and design look.

BUSINESS REVIEW                                                           PART I


COMPANY PRODUCTS
   INSIGNIA POPS

   Insignia POPS is an in-store, shelf-edge point-of-purchase promotional signing program that enables manufacturers to deliver account-specific messages quickly and accurately - in designs and formats that have been pre-approved and supported by participating retailers. Utilizing proprietary technology, Insignia combines vital product information, such as product features and benefits, nutritional information, product uses, advertising tag lines and product images from the manufacturer with the retailer's logo, colors and current store price on a sign that is displayed directly in front of the manufacturer's product in the participating retailer's stores. Insignia POPS signs are responsive to each retailer's merchandising look and store decor, while ensuring retailer pricing authority.

The Company collects and organizes the data from both manufacturers and retailers, then formats, prints and delivers the signs to retailers for distribution and display. The signs are placed at the shelf by store personnel for two-week display cycles. The Company charges manufacturers, on average, $5.25 per sign/per week/per store. Retailers are paid a flat fee per sign/per store/per display cycle by the Company based upon third-party compliance audits and retailer-supplied product movement data provided to Insignia.

STYLUS SOFTWARE

   In late 1993, the Company introduced Stylus, a PC-based software application used by retailers to produce signs, labels and posters. The Company believes the primary market for the Stylus software is large independent retailers and retail chains, of which the Company estimates there being approximately 350,000 locations in the United States.

The Stylus software allows retailers to create store signs, labels and posters by manually entering the information or by importing information from a database. Retailers can create more informative signage by importing barcode and price information from their point-of-sale system, adding graphic images and other selling information such as product features and benefits, nutritional information or lifestyle-type uses for the product.

The retail marketplace has a significant portion of chain retailers creating and duplicating signs at their headquarters and then delivering them to their stores in an effort to maintain consistency. The headquarters version of the Stylus software provides significant benefits by allowing chains to create consistent-looking signs and labels centrally and then transmit them to store-level printers.

The current retail price of the Stylus software is $3,595 for the single store version and $4,995 for the headquarters version. The Company not only sells the Stylus software, but also sells a variety of sizes, colors and styles of cardstock and labels used with the software. The Company sells these supplies at competitive prices, but is not in a proprietary position. Approximately 6% of 2000 revenues came from the sale of Stylus products and maintenance. The Company expects this percentage to be lower in the future as POPS revenue increases.

THE SIGNRIGHT! SIGN SYSTEM

   In 1996, the Company replaced the Impulse Retail System, a system developed by an independent product design and development firm (the "Developer") with the SIGNright! Sign System. In 1998, the Company ceased the active domestic sales of the SIGNright! Sign System.

The Company's business strategy with the Impulse and the SIGNright! was to obtain both initial revenue from their sale, and recurring revenue from the sale of the proprietary cardstock, label supplies and accessories used with them. Cardstock for the two systems are sold by the Company in a variety of sizes and colors that can be customized to include pre-printed custom artwork, such as a retailer's logo. Approximately 26% of 2000 revenues came from the sale of cardstock. The Company expects this percentage to be lower in the future as Insignia POPS revenue increases.

BUSINESS REVIEW                                                           PART I


MARKETING & SALES

   The Company's marketing strategy is to focus on food manufacturers and food retailers. By utilizing the Insignia POPS program, these manufacturers and retailers can easily accomplish what had previously been either impossible or extremely difficult: tailoring national promotional programs to regional and local needs with minimal effort. In addition to the benefits provided to manufacturers and retailers, Insignia POPS signs provide consumers more information and clearer messages to aid in purchasing decisions. The Company believes Insignia POPS is the most complete in-store sign promotion program available, benefiting consumer, retailer and manufacturer.

The Company markets its Stylus software in the United States and internationally primarily through resellers that integrate Stylus as an ODBC design and publishing component into their retail data and information management software applications.

Through April 1998, the Company marketed the SIGNright! Sign System through telemarketing by in-house sales personnel and independent sales representatives. In May 1998, the Company discontinued the active sale of the SIGNright! Sign System to U.S. customers, but continues to market it through the Company's international distributors covering 20 countries.

During 1998, 1999 and 2000, foreign sales accounted for approximately 16%, 16% and 8% of total sales, respectively. The Company expects sales to foreign distributors will be approximately 5% of total sales in 2001.

PATENTS AND TRADEMARKS

   The barcode which the Company uses on the sign cards for the Impulse and SIGNright! Sign Systems was also developed by the Developer, which has granted the Company an exclusive worldwide license of its rights to the barcode. The license requires the Company to pay a royalty of 1% of the net sales price received by the Company on each cardstock or other supply item that bears the barcode and used by the Impulse Sign Systems. Although a patent has been issued to the Developer which covers the use of the barcode, there is no assurance that the Company will be able to prevent other suppliers of cardstock from copying the barcode used by the Company. However, the Company believes that the number, relatively small size and geographic dispersal of Impulse and SIGNright! users, their relationship with the Company and the Company's retention of its customer list as a trade secret will discourage other sign card suppliers from offering barcoded sign cards for use on the Impulse and SIGNright! machines.

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

PRODUCT DEVELOPMENT

   Product development for Insignia POPS has been conducted internally and includes the proprietary data management and operations system, as well as the current offering of point-of-purchase and other promotion products. Ongoing internal systems enhancements, as well as the development of point-of-purchase and other promotion products, will be conducted utilizing both internal and external resources where appropriate.

Product development on the SIGNright! Sign System was primarily conducted by the Developer on a contract basis. The Company continues to introduce complementary products such as new cardstock formats, types and colors.

BUSINESS REVIEW                                                           PART I


From 1992 to 1997, the Stylus software was developed on a contract basis. In 1993, the Company hired in-house employees to develop and modify portions of the product. In 1998, 1999 and 2000, Stylus software product development costs were $407,409, $0 and $0, respectively. The Company plans no further development to the product.

SUPPLIERS

   The thermal paper used by the Company in its SIGNright! and Impulse thermal sign cards is purchased exclusively from one supplier. While the Company believes that an alternative supplier would be available if necessary, any disruption in the relationship with or deliveries by the current supplier could have a serious adverse effect on the Company.

COMPETITION
   INSIGNIA POPS

   Insignia POPS is competing for the marketing expenditures of branded product manufacturers for at-shelf advertising or promotion-related signage.

Insignia POPS has two major competitors in its market: News America Marketing In-Store(R)(News America) and FLOORgraphics(TM), Inc. (FLOORgraphics).

NEWS AMERICA offers a network for in-store advertising, promotion and sales merchandising services. News America has branded their in-store shelf signage products as SmartSource Shelftalk(TM) and SmartSource Shelfvision(TM).

FLOORGRAPHICS offers a network for in-store advertising and promotion programs. FLOORgraphics has branded their advertising shelf signage product
IN-STOREplus!(TM).

The main strengths of Insignia POPS in relation to its competitors are:

   -  the linking of manufacturers to retailers at a central coordination point

   -  providing a complete call-to-action

   - supplying account-specific, product-specific and store-specific messages at the retail shelf

RESTRUCTURING PROGRAM

   During April 1998, the Company initiated a restructuring program to redirect the Company's marketing and selling of the SIGNright! machines domestically. As a result of this program, the Company reduced its workforce from 93 full-time employees to 65 full-time employees. The Company took a charge to earnings in 1998 due to this restructuring in the amount of $546,000. The $546,000 charge was comprised of a $196,000 writedown of a prepayment made to its Japanese vendor for SIGNright! machines, a $106,000 charge for the write-off of SIGNright! machines, a $15,000 charge for moving expenses, a $47,000 charge for accrued rental costs associated with a portion of the lease of the facility which in 1998 was permanently idle and separate from the remaining utilized lease space, and severance costs in the amount of $182,000 as a result of the workforce reduction.

EMPLOYEES

   As of February 28, 2001, the Company had 89 full-time employees. The full-time employees included 2 in telemarketing, 21 in other sales and marketing positions, 56 in operations and customer service, 7 in administration and accounting functions and 3 in senior management positions. None of the Company's employees are represented by unions.

BUSINESS REVIEW                                                           PART I


   ITEM 2     PROPERTIES

   The Company is located in approximately 26,000 square feet of office and warehouse space in suburban Minneapolis, Minnesota, which has been leased until March 31, 2004. The Company believes that this facility will meet the Company's current and foreseeable needs.

   ITEM 3     LEGAL PROCEEDINGS

   On August 7, 2000, News America Marketing In-Store, Inc., (News America) a major provider of in-store, shelf mounted signs for retail stores, filed a suit against the Company in federal district court in New York, New York. The complaint alleges that News America has exclusive promotional agreements with various major retail chains, and that those agreements prevented retailers from contracting for the Company's POPS program. The complaint accuses the Company of interfering with business relationships, unfair competition and false advertising and seeks an injunction against the Company and actual and punitive damages in an unspecified amount.

In response to News America's suit, the Company brought suit against News America in federal district court in Minneapolis, Minnesota. The federal court in New York has recently ruled that the litigation should proceed in New York, not Minnesota. Thus the Company has brought a counter-claim in the New York case alleging that News America is engaged in anti-competitive practices and is attempting to use its dominant position in the market to stifle competition. In particular, the Company alleges that News America is violating the anti-trust laws by attempting to use unenforceable exclusive dealing clauses to dissuade customers from using the Company's POPS program. The Company's counter-claim seeks declaratory and injunctive relief, actual damages in an unspecified amount, treble damages and attorney fees under federal anti-trust law, and an order under Section 7 of the Clayton Act that News America divest its 1997 acquisition of Actmedia. News America has made a motion to dismiss the Company's counter-claim, and the Company expects that the motion will be briefed and heard by the court in the next several months.

The Company believes that News America's suit is without merit, and the Company intends to vigorously defend that suit and pursue its counter-claim.

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

   ITEM 4     SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

BUSINESS REVIEW                                                          PART II


   ITEM 4A    EXECUTIVE OFFICERS OF THE REGISTRANT

   The names, ages and positions of the Company's executive officers are as follows:

   Name              Age           Position
------------------------------------------------------

   Scott F. Drill    48    President and Chief
                           Executive Officer

   Gary L. Vars      60    Chairman, Executive Vice
                           President and General
                           Manager, POPS Division

   John R. Whisnant  55    Vice President of Finance,
                           Chief Financial Officer and
                           Acting Secretary

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

GARY L. VARS has been Chairman since March 2001 and Executive Vice President and General Manager of the POPS Division since September 1998. Prior to joining the Company, Mr. Vars spent 22 years as a marketing and business development consultant to Fortune 500 companies. From 1966 to 1976 Mr. Vars held various management positions at the Pillsbury Co., including Director of Marketing and New Product Development, Grocery Products Division.

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

2000                             HIGH           LOW
---------------------------------------------------------
   First Quarter                 4 5/8         2 5/8
   Second Quarter                7 7/8         3
   Third Quarter                 8 1/4         4 17/32
   Fourth Quarter                8             4 1/2

1999                             HIGH           LOW
---------------------------------------------------------
   First Quarter                2 1/2          1 1/8
   Second Quarter               1 7/8          1 1/4
   Third Quarter                1 1/2            3/4
   Fourth Quarter               4                7/8


APPROXIMATE NUMBER OF
HOLDERS OF COMMON STOCK

   As of February 28, 2001, the Company had one class of Common Stock beneficially held by 1,530 persons.

DIVIDENDS

   The Company has never paid cash dividends on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and does not anticipate paying cash dividends in the foreseeable future.

BUSINESS REVIEW                                                          PART II


   ITEM 6     SELECTED FINANCIAL DATA

   (In thousands, except per share amounts.)

FOR THE YEARS ENDED
DECEMBER 31                               2000           1999           1998           1997            1996
--------------------------------------------------------------------------------------------------------------
Net sales                              $   12,830     $    9,287     $    8,704     $   13,321     $   14,667
Operating loss                               (809)        (1,394)        (3,396)        (3,393)          (999)
Net loss                                     (824)        (1,411)        (3,416)        (3,380)          (999)
Net loss per share:
     Basic and diluted                 $     (.08)    $     (.16)    $     (.44)    $     (.50)    $     (.18)
Shares used in calculation of
   net loss per share:
      Basic and diluted                     9,880          8,828          7,714          6,790          5,404
Working capital                        $    2,362     $    1,798     $    2,232     $    3,462     $    3,512
Total assets                                5,065          4,043          4,069          5,855          6,426
Long-term debt and lease obligation            --             --             72            186            289
Total stockholders' equity                  2,612          2,017          2,430          3,795          4,174



ITEM 7        MANAGEMENT'S DISCUSSION AND
              ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, certain items in the Company's statements of operations as a percentage of net sales.

FOR THE YEARS ENDED
DECEMBER 31                                                                  2000          1999          1998
--------------------------------------------------------------------------------------------------------------
   Net sales                                                                100.0%        100.0%        100.0%
   Cost of sales                                                             42.8          44.7          53.7
--------------------------------------------------------------------------------------------------------------
   Gross profit                                                              57.2          55.3          46.3
   Operating expenses:
     Sales and marketing                                                     49.8          52.8          51.3
     Product development                                                       --            --           4.7
     General and administrative                                              13.6          17.5          23.1
     Restructuring charge                                                      --            --           6.3
--------------------------------------------------------------------------------------------------------------
   Total Operating Expenses                                                  63.5          70.3          85.4
--------------------------------------------------------------------------------------------------------------
   Operating loss                                                            (6.3)        (15.0)        (39.0)
   Other income                                                              (0.1)         (0.2)         (0.2)
--------------------------------------------------------------------------------------------------------------
   Net Loss                                                                  (6.4)%       (15.2)%       (39.2)%
--------------------------------------------------------------------------------------------------------------

BUSINESS REVIEW                                                          PART II


FISCAL 2000 COMPARED TO FISCAL 1999

   NET SALES: Net sales for the year ended December 31, 2000 increased 38% to $12,830,000 compared to sales of $9,287,000 in 1999.

The increase in sales in 2000 resulted primarily from increased POPS program sales. POPS program revenue was $6,481,000 in 2000 compared to $2,211,000 in 1999. Machine and machine related revenue was $691,000 in 2000 compared to $923,000 in 1999. Stylus software revenue and maintenance was $772,000 in 2000 compared to $751,000 in 1999. Thermal sign card revenue was $3,366,000 in 2000 compared to $4,069,000 in 1999.

GROSS PROFIT: The Company's gross profit increased 43% in 2000 to $7,334,000 as compared to $5,131,000 in 1999. Gross profit as a percentage of net sales increased to 57.2% for 2000 compared to 55.3% for 1999. The increase in 2000 was due primarily to the overall increase in net sales and change in product mix. The Company's foreign sales were 8% in 2000, 16% in 1999 and 16% in 1998. The Company expects that sales to foreign distributors will be approximately 5% in 2001.

OPERATING EXPENSES: Operating expenses increased 25% in 2000. Sales expenses increased 36% in 2000. The increase in 2000 was due primarily to the continued investment in the POPS program. Marketing expenses increased 12% in 2000 as a result of increased promotional expenses for the POPS program. The Company expects that its operating expenses will increase in 2001 as the Company continues to invest in the POPS program.

Operating expenses as a percentage of net sales were 63.5% in 2000. The decrease as a percentage of net sales in 2000 was due primarily to an increase in sales of 38% while operating expenses only increased 25% in 2000. The Company expects its operating expenses as a percentage of net sales to decrease as its net sales increase at a faster rate than operating expenses.

NET LOSS: The Company had a net loss of $824,000 in 2000 compared to a net loss of $1,411,000 in 1999. The net loss in 2000 resulted primarily from the costs of investing in the POPS program.

FISCAL 1999 COMPARED TO FISCAL 1998

   NET SALES: Net sales for the year ended December 31, 1999 increased 7% to $9,287,000 compared to sales of $8,704,000 in 1998.

The increase in sales in 1999 resulted primarily from increased POPS program sales. POPS program revenue was $2,211,000 in 1999 compared to $359,000 in 1998. Machine and machine related revenue was $923,000 in 1999 compared to $997,000 in 1998. Stylus software and maintenance revenue was $751,000 in 1999 compared to $712,000 in 1998. Thermal sign card revenue was $4,069,000 in 1999 compared to $4,583,000 in 1998.

GROSS PROFIT: The Company's gross profit increased 27% in 1999 to $5,131,000 as compared to $4,033,000 in 1998. Gross profit as a percentage of net sales increased to 55.3% for 1999 compared to 46.3% for 1998. The increase in 1999 was due primarily to the overall increase in net sales and change in product mix. The Company's foreign sales were 16% in 1999, 16% in 1998 and 14% in 1997.

OPERATING EXPENSES: Operating expenses decreased 12% in 1999. In 1998, the Company recorded a restructuring charge of $546,000. Sales expenses increased 3% in 1999. Marketing expenses increased 44% in 1999 as a result of increased promotion expenses for the POPS program. Product development expenses decreased 100% in 1999 as the Company eliminated any further independent product development of its Stylus software.

Operating expenses as a percentage of net sales were 70.3% in 1999. The decrease as a percentage of net sales in 1999 was due primarily to higher sales volume in 1999 along with no product development expenses in 1999.

BUSINESS REVIEW                                                          PART II


NET LOSS: The Company had a net loss of $1,411,000 in 1999 compared to a net loss of $3,416,000 in 1998. The net loss in 1999 resulted primarily from the costs of investing in the sales and marketing of the Insignia POPS program.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations with proceeds from public and private equity placements. At December 31, 2000, working capital was $2,362,000 compared to $1,798,000 at December 31, 1999. During the same period total cash and cash equivalents increased $117,000.

Net cash used in operating activities during 2000 was $826,000, primarily due to the net loss and the increase in accounts receivable, offset by an increase in accounts payable, accrued compensation and deferred revenue. Accounts receivable increased $822,000 due to increasing POPS program sales during the last few months of 2000. Accounts payable increased $601,000 as a result of payments due to participating retail stores in the POPS program. Accrued compensation increased $231,000 as a result of commissions and bonuses due to POPS sales representatives. Pre-paid expenses increased $142,000 primarily due to advances made to customers. The Company expects accounts receivable to increase during 2001 as the POPS program continues to grow. The Company also expects inventory levels to remain flat during 2001.

Net cash of $105,000 was used in investing activities in 2000. The net cash decrease was due to the purchase of marketable securities in the amount of $160,000 and the purchase of property and equipment of $185,000, offset by the maturity of marketable securities in the amount of $240,000.

Net cash of $1,048,000 was provided by financing activities, primarily from the proceeds from the issuance of common stock of $1,334,000, offset by payments to the line of credit in the amount of $204,000 and payments on long term debt of $82,000.

The Company anticipates that its working capital needs will remain consistent with prior years. During 1999, the Company amended its line of credit agreement with a commercial financing division of a U.S. bank reducing the overall line of credit to $2.35 million. During 2000, the Company amended its line of credit agreement reducing the overall line of credit to $2 million. As of December 31, 2000 there was an outstanding balance on the line of credit of $603,000 and the borrowing availability was approximately $1,400,000. The Company believes that with this line of credit it will have sufficient capital resources to fund its current business operations and anticipated growth for the foreseeable future.

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

BUSINESS REVIEW                                                          PART II


   2. COMPETITION.

      Insignia POPS is competing for the marketing expenditures of branded product manufacturers for at-shelf advertising or promotion related signage. There is no assurance that Insignia POPS will compete successfully for these expenditures.

      In addition, the budget levels allocated by branded product manufacturers for these types of marketing expenditures can fluctuate as economic conditions and overall advertising and promotion strategies change.

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

   6. SIGN CARD REVENUE.

      The Company derives a portion of its revenue from the sale of the bar-coded sign cards required by the Impulse and SIGNright! systems, which are no longer being actively marketed domestically by the Company. If a substantial number of existing customers discontinue the use of the sign card there could be a serious adverse effect on the Company's revenue.

   7. DEPENDENCE ON KEY EMPLOYEES.

      The Company is highly dependent upon the services of its present officers, and the loss of any of them could have a material adverse effect on the Company. None of the Company's officers are bound by employment or non-competition agreements with the Company. The success of the Company will also depend on its ability to attract and retain capable sales, marketing and operational personnel.

   7. A. QUANTITIVE AND QUALITATIVE DISCLOSURES

         ABOUT MARKET RISK.

         Not applicable.

BUSINESS REVIEW                                                          PART II


ITEM 8        FINANCIAL STATEMENTS
              AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

The following Independent Auditors' Report and Financial Statements thereon are included on the pages indicated:

   Report of Independent Auditors .......................................... F-1

   Balance Sheets as of December 31, 2000 and 1999 ......................... F-2

   Statements of Operations for the years ended December 31, 2000,
   1999 and 1998 ........................................................... F-3

   Statement of Shareholders' Equity for the years ended December 31,
   2000, 1999 and 1998 ..................................................... F-4

   Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 ................................................................ F-5

   Notes to Financial Statements ........................................... F-6

REPORT OF INDEPENDENT AUDITORS                                           PART II


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS

INSIGNIA SYSTEMS, INC.

   We have audited the accompanying balance sheets of Insignia Systems, Inc. as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also include the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.


Ernst & Young LLP


/s/ Ernst & Young LLP


Minneapolis, Minnesota
February 2, 2001

BALANCE SHEETS                                                           PART II

AS OF DECEMBER 31                                                   2000             1999
----------------------------------------------------------------------------------------------
   ASSETS
     CURRENT ASSETS:
       Cash and cash equivalents                                $  1,106,160     $    989,091
       Marketable securities                                         160,000          240,000
       Accounts receivable - net of $106,000 allowance in 2000
         and $71,000 in 1999                                       2,089,786        1,303,087
       Inventories                                                 1,242,402        1,217,784
       Prepaid expenses                                              216,792           74,138
----------------------------------------------------------------------------------------------
     Total Current Assets                                          4,815,140        3,824,100

     PROPERTY AND EQUIPMENT:
       Production tooling, machinery and equipment                 1,713,240        1,743,020
       Office furniture and fixtures                                 201,457          262,767
       Computer equipment                                            399,447          833,440
       Leasehold improvements                                        178,796          105,151
----------------------------------------------------------------------------------------------
                                                                   2,492,940        2,944,378
       Accumulated depreciation and amortization                  (2,242,887)      (2,725,077)
----------------------------------------------------------------------------------------------
       Total Property and Equipment                                  250,053          219,301
----------------------------------------------------------------------------------------------
     TOTAL ASSETS                                               $  5,065,193     $  4,043,401
----------------------------------------------------------------------------------------------

   LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
       Line of credit                                           $    602,852     $    807,020
       Accounts payable                                              988,707          387,396
       Accrued compensation and benefits                             439,795          209,016
       Accrued expenses                                              160,199          149,800
       Deferred revenue                                              187,367          321,617
       Warranty reserve                                               15,840           15,840
       Other                                                          58,201           53,913
       Current portion of long-term debt                                  --           81,967
----------------------------------------------------------------------------------------------
     Total Current Liabilities                                  $  2,452,961     $  2,026,569

   STOCKHOLDERS' EQUITY:
       Common stock, par value $.01:
         Authorized shares - 20,000,000 issued and outstanding
             shares - 10,287,371 in 2000 and 9,327,946 in 1999       102,874           93,279
       Additional paid-in capital                                 17,524,200       16,134,002
       Unearned compensation                                          (9,588)         (28,764)
       Accumulated deficit                                       (15,005,254)     (14,181,685)
----------------------------------------------------------------------------------------------
       Total Stockholders' Equity                                  2,612,232        2,016,832
----------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  5,065,193     $  4,043,401
----------------------------------------------------------------------------------------------

                                                          SEE ACCOMPANYING NOTES

STATEMENTS OF OPERATIONS                                                 PART II

YEAR ENDED DECEMBER 31                                   2000             1999             1998
----------------------------------------------------------------------------------------------------
   NET SALES                                         $ 12,830,172     $  9,286,888     $  8,703,604
   Cost of sales                                        5,496,131        4,155,391        4,670,419
----------------------------------------------------------------------------------------------------
     Gross Profit                                       7,334,041        5,131,497        4,033,185


   OPERATING EXPENSES:
     Sales                                              5,115,558        3,764,502        3,672,173
     Marketing                                          1,276,440        1,139,229          790,981
     Product development                                       --               --          407,409
     General and administrative                         1,751,019        1,621,418        2,012,899
     Restructuring charge                                      --               --          545,992
----------------------------------------------------------------------------------------------------
       Total Operating Expenses                         8,143,017        6,525,149        7,429,454
----------------------------------------------------------------------------------------------------
         Operating Loss                                  (808,976)      (1,393,652)      (3,396,269)


   OTHER INCOME (EXPENSE):
     Interest income                                       85,607           52,472           56,936
     Interest expense                                    (122,053)         (89,042)        (113,672)
     Other income (expense)                                21,853           18,765           37,426
----------------------------------------------------------------------------------------------------
       NET LOSS                                      $   (823,569)    $ (1,411,457)    $ (3,415,579)
----------------------------------------------------------------------------------------------------
   Net loss per share:
     Basic and diluted                               $       (.08)    $       (.16)    $       (.44)
----------------------------------------------------------------------------------------------------

   Shares used in calculation of net loss per share:
----------------------------------------------------------------------------------------------------
     Basic and diluted                                  9,879,546        8,827,549        7,714,522
----------------------------------------------------------------------------------------------------

                                                          SEE ACCOMPANYING NOTES

STATEMENT OF SHAREHOLDERS' EQUITY                                        PART II

                                                                    ADDITIONAL
                                       COMMON STOCK                   PAID-IN        UNEARNED        ACCUMULATED
                                       SHARES          AMOUNT         CAPITAL      COMPENSATION        DEFICIT           TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997          6,857,721    $     68,578    $ 13,083,563    $     (2,250)    $ (9,354,649)    $  3,795,242
   Sale of common stock               1,600,000          16,000       1,961,252              --               --        1,977,252
   Exercise of stock options             40,066             400          55,898              --               --           56,298
   Exercise of stock warrants             2,013              20           4,258              --               --            4,278
   Issuance of stock warrants
     in lieu of services                     --              --          58,100         (47,932)              --           10,168
   Amortization of stock grant               --              --              --           2,250               --            2,250
   Net loss                                  --              --              --              --       (3,415,579)      (3,415,579)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998          8,499,800          84,998      15,163,071         (47,932)     (12,770,228)       2,429,909
   Employee stock purchase plan          20,030             200          22,234              --               --           22,434
   Exercise of stock options            181,666           1,817         250,474              --               --          252,291
   Exercise of stock warrants           551,450           5,514         577,098              --               --          582,612
   Issuance of common stock
     under META-4 settlement             75,000             750         121,125              --               --          121,875
   Amortization of unearned
     compensation                            --              --              --          19,168               --           19,168
   Net loss                                  --              --              --              --       (1,411,457)      (1,411,457)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999          9,327,946          93,279      16,134,002         (28,764)     (14,181,685)       2,016,832
   Employee stock purchase plan          56,537             566          62,755              --               --           63,321
   Exercise of stock options            135,000           1,350         192,448              --               --          193,798
   Exercise of stock warrants           767,888           7,679       1,068,896              --               --        1,076,575
   Stock option repricing                    --              --          66,099              --               --           66,099
   Amortization of unearned
     compensation                            --              --              --          19,176               --           19,176
   Net loss                                  --              --              --              --         (823,569)        (823,569)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000         10,287,371    $    102,874    $ 17,524,200    $     (9,588)    $(15,005,254)    $  2,612,232
----------------------------------------------------------------------------------------------------------------------------------

                                                          SEE ACCOMPANYING NOTES

STATEMENTS OF CASH FLOWS                                                 PART II

YEAR ENDED DECEMBER 31                                          2000             1999            1998
----------------------------------------------------------------------------------------------------------
   OPERATING ACTIVITIES
     Net loss                                              $   (823,569)    $ (1,411,457)    $ (3,415,579)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                          150,150          220,071          336,613
         Provision for bad debt expense                          35,000               --           72,000
         Provision for obsolete inventory                       (11,401)          96,000           69,500
         Amortization of unearned compensation                   19,176           19,168            2,250
         Stock option repricing                                  66,099               --               --
         Loss (gain) on sale of equipment                         3,791               --           (2,444)
         Issuance of stock warrants in lieu of services              --               --           10,168
         Issuance of stock for litigation settlement                 --          121,875               --
         Changes in operating assets and liabilities:
            Accounts receivable                                (821,699)          (1,133)       1,360,484
            Inventories                                         (13,217)        (103,284)         337,578
            Prepaid expenses                                   (142,654)         113,646          352,244
            Accounts payable                                    601,311         (131,133)          94,168
            Accrued compensation and benefits                   230,779           32,270          (57,545)
            Deferred revenue                                   (134,250)         (83,112)          42,753
            Warranty reserve                                         --          (10,000)         (72,590)
            Accrued expenses and other                           14,687         (122,940)          41,102
----------------------------------------------------------------------------------------------------------
     Net Cash Used in Operating Activities                     (825,797)      (1,260,029)        (829,298)


   INVESTING ACTIVITIES
     Purchases of property and equipment                       (184,693)        (169,266)        (116,279)
     Proceeds from sale of equipment                                 --               --           31,680
     Purchase of marketable securities                         (160,000)              --       (1,700,967)
     Maturities of marketable securities                        240,000          858,167        1,045,704
----------------------------------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                     (104,693)        (688,901)        (739,862)


   FINANCING ACTIVITIES
     Net change in line of credit                              (204,168)         807,020         (365,447)
     Proceeds from issuance of Common Stock                   1,333,694          857,337        2,037,827
     Principal payments on long-term debt                       (81,967)        (104,138)        (103,220)
----------------------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities                1,047,559        1,560,219        1,569,160
----------------------------------------------------------------------------------------------------------
     Increase (Decrease) in Cash and Cash Equivalents           117,069          989,091               --
     Cash and Cash Equivalents at Beginning of Year             989,091               --               --
----------------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents at End of Year              $  1,106,160     $    989,091     $         --
----------------------------------------------------------------------------------------------------------

                                                          SEE ACCOMPANYING NOTES

NOTES TO FINANCIAL STATEMENTS                                            PART II


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   DESCRIPTION OF BUSINESS.

   Insignia Systems, Inc. (the "Company") markets in-store shelf-edge promotional programs and services to retailers and consumer goods manufacturers. The Company's products include the Insignia Point-Of-Purchase Services (POPS) in-store promotion program, thermal sign card supplies for the Company's SIGNright! and Impulse systems, Stylus software and laser printable cardstock and label supplies.

CASH EQUIVALENTS. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

REVENUE RECOGNITION. The Company recognizes revenue associated with equipment, software and sign card sales at the time the products are shipped to customers. Revenue associated with maintenance agreements is recognized over the life of the contract. Revenue associated with Insignia POPS is recognized over the period of service.

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

INVENTORIES. Inventories are primarily comprised of Impulse machines, SIGNright! machines, sign card and accessories. Inventory is valued at lower of cost or market using the first-in, first-out (FIFO) method.

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

NOTES TO FINANCIAL STATEMENTS                                            PART II


ADVERTISING COSTS. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $762,757, $259,018 and $361,500 in 2000, 1999 and 1998, respectively.

RESEARCH AND DEVELOPMENT. Research and development expenditures are charged to operations as incurred.

2. MARKETABLE SECURITIES

   Marketable securities consist of a certificate of deposit, which is pledged as collateral for the building lease agreement (see Note 8). Investments are classified as available-for-sale and are stated at amortized cost which approximates fair market value. As a result no unrealized gains or losses were recognized at December 31, 2000 and 1999.

3. FINANCING AGREEMENTS AND LONG-TERM DEBT

   During the year, the Company amended its line of credit agreement with a finance corporation against which $602,852 was outstanding at December 31, 2000. The amendment reduced the overall line of credit from $2.35 million to $2 million. The credit agreement provides that the minimum amount of interest due and payable in any month under the line of credit agreement will be not less than $5,000. The line of credit agreement accrues interest at a rate of 2% over the bank's reference rate (the reference rate was 9.5% at December 31, 2000) per annum and expires on December 31, 2001. The Company pledged as security all inventory, accounts receivable, equipment and general intangibles. The carrying amount of the Company's debt instruments approximates fair value.

In 1995, the Company borrowed $500,000 and pledged certain printing press assets and U.S. Treasury Debt Securities as collateral against this facility. During 1999, the securities were released under terms of the agreement. The loan which accrues interest at a rate of 10.05% per annum expired and was repaid in its entirety in August 2000.

Cash paid during the year for interest was $122,053, $89,042 and $113,672 in 2000, 1999 and 1998, respectively.

4. SHAREHOLDERS' EQUITY

   During 2000, various warrant holders exercised 767,888 warrants to purchase shares of the Company's common stock at prices ranging from $1.25 to $2.125. The Company received proceeds of $1,076,575 as a result of these warrant exercises.

In 2000, the Company repriced certain stock options resulting in a compensation expense of $66,099 due to variable plan account.

During 1999, various warrant holders exercised 551,450 warrants to purchase shares of the Company's Common Stock at prices ranging from $1.00 to $2.125. The Company received proceeds of $582,612 as a result of these warrant exercises.

In June 1998, the Company issued 1,600,000 shares of its Common Stock and warrants to purchase an additional 800,000 shares of Common Stock. The Company received net proceeds of approximately $2,000,000. At December 31, 2000, 166,000 of these warrants remain exercisable at $1.625 per share and expire in June 2001.

5. STOCK OPTIONS AND WARRANTS
   STOCK OPTION PLAN.

   The Company has a stock option plan for its employees and directors. Under the terms of the plan, the Company grants incentive stock options to employees at an exercise price at or above 100% of fair market value on the date of grant. The plan also allows the Company to grant non-qualified options at an exercise price of less than 100% of fair market value at the date of grant. The stock options expire five or ten years after the date of grant and typically vest in one-third increments on the first, second and third anniversaries of the grant date.

NOTES TO FINANCIAL STATEMENTS                                            PART II


The following tables summarizes activity under the plan:

                                                                  Plan                Plan               Weighted
                                                                 Shares              Options         Average Exercise
                                                           Available for Grant     Outstanding        Price Per Share
---------------------------------------------------------------------------------------------------------------------
   Balance at December 31, 1997                                   29,375              638,800            $  1.98
     Reserved                                                    600,000                   --                 --
     Granted                                                    (749,000)             749,000               1.25
     Exercised                                                        --              (40,066)              1.41
     Canceled                                                    236,734             (236,734)              2.21
---------------------------------------------------------------------------------------------------------------------
   Balance at December 31, 1998                                  117,109            1,111,000               1.54
     Reserved                                                    250,000                   --                 --
     Granted                                                    (455,500)             455,500               1.31
     Exercised                                                        --             (181,666)              1.39
     Canceled                                                    100,834             (100,834)              2.61
---------------------------------------------------------------------------------------------------------------------
   Balance at December 31, 1999                                   12,443            1,284,000               1.38
     Reserved                                                    200,000                   --                 --
     Granted                                                    (261,600)             261,600               4.84
     Exercised                                                        --             (135,000)              1.44
     Canceled                                                     54,350              (54,350)              1.50
---------------------------------------------------------------------------------------------------------------------
   Balance at December 31, 2000                                    5,193            1,356,250            $  2.04
---------------------------------------------------------------------------------------------------------------------
   The number of options exercisable under the Plan were:
     December 31, 1998                                           541,623
     December 31, 1999                                           610,503
     December 31, 2000                                           849,994


The following table summarizes information about the stock options outstanding at December 31, 2000.

                                 Options Outstanding                          Options Exercisable
                    ------------------------------------------------   ----------------------------------
                                      Weighted          Weighted                             Weighted
     Ranges of                         Average           Average            Number            Average
     Exercise          Number         Remaining       Exercise Price     Exercisable at    Exercise Price
      Prices        Outstanding    Contractual Life     Per Share      December 31, 2000     Per Share
---------------------------------------------------------------------------------------------------------
  $1.38 - $1.88         35,000     Less than 1 year       $1.38              35,000            $1.38
   1.50 -  3.63         51,000       1 to 2 years          2.82              48,500             2.87
   1.06 -  2.38        669,250       2 to 3 years          1.32             523,166             1.23
   0.75 -  1.50        340,000       3 to 4 years          1.25             168,328             1.23
   4.00 -  8.00        261,000      4 to 9.9 years         4.84              75,000             5.10
---------------------------------------------------------------------------------------------------------
  $0.75 - $8.00      1,356,250         3 years            $2.04             849,994            $1.68
---------------------------------------------------------------------------------------------------------

Options outstanding under the Plan expire at various dates during the period January 2000 through November 2010.

The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $2.58, $0.76 and $0.75, respectively.

The Company follows Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123,

NOTES TO FINANCIAL STATEMENTS                                            PART II


ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), requires use of option valuation models that were not developed for use valuing employee stock options.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999, and 1998: risk-free interest rate of 6.0%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .766, .917 and .978, respectively, and a weighted average expected life of the option of three years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                    2000              1999             1998
--------------------------------------------------------------------------------
Pro forma
  net loss                      $(1,323,099)      $(1,726,999)      $(3,715,870)

Pro forma
  net loss per
  common
  share                         $      (.13)      $      (.20)      $      (.48)

The pro forma effect on the net loss for 2000, 1999 and 1998 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

WARRANTS. During 1995, the Company issued five year warrants to an outside consultant to purchase 1,000 shares of Common Stock at $1.50 per share. The warrants were exercised in 2000.

In 1998, the Company issued three year warrants to outside consultants to purchase 70,000 shares of Common Stock at $1.625 per share. The Company valued these warrants at $58,100 and is recognizing consulting expense associated with these warrants over the vesting period. The Company recognized expenses of $19,176 and $19,168 in 2000 and 1999, respectively, associated with these warrants. The warrants expire on June 22, 2001.

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

In May 1999, the Company issued warrants to non-employee Board members to purchase a total of 15,000 shares of Common Stock in recognition for services performed as Board members of the Company. The warrants are exercisable at $2.00 per share and expire on September 28, 2004.

NOTES TO FINANCIAL STATEMENTS                                            PART II


6. EMPLOYEE STOCK PURCHASE PLAN

   The Company adopted an Employee Stock Purchase Plan effective January 1, 1993. The plan enables employees to contribute up to 10% of their compensation toward the purchase of the Company's Common Stock at 85% of market value. In 2000, 1999 and 1998, employees purchased 56,537, 20,030 and 0 shares, respectively, under the plan. At December 31, 2000, 274,374 shares are reserved for future employee purchases of Common Stock under the plan.

7. INCOME TAXES

   At December 31, 2000, the Company had net operating loss carryforwards of approximately $14,500,000 which are available to offset future taxable income. These carryforwards are subject to the limitations of Internal Revenue Code
Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if an ownership change has occurred as defined by Internal Revenue Code Section 382. These carryforwards will begin expiring in 2005.

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings and expected lack of near-term future taxable earnings on which to recover those deferred tax assets.

8. LEASES

   The Company leases its office space under a five year operating lease. The term of the operating lease is January 1, 1999 through March 31, 2004. The future noncancelable lease payments, exclusive of costs associated with the landlord operating costs, due on the operating lease as of December 31, 2000 are as follows:

   2001                                                              $  209,484
   2002                                                                 209,484
   2003                                                                 209,484
   2004                                                                  52,371
--------------------------------------------------------------------------------
                                                                     $  680,823
--------------------------------------------------------------------------------

The Company incurred approximately $308,869, $253,000 and $312,567 in rent expense in 2000, 1999 and 1998, respectively.

Significant components of the deferred tax assets are as follows:

AS OF DECEMBER 31                                           2000            1999
-----------------------------------------------------------------------------------
   DEFERRED TAX ASSETS
     Net operating loss carryforwards                   $ 5,360,600     $ 4,930,700
     Depreciation                                            83,800         256,200
     Accounts receivable allowance                           39,300          26,200
     Allowance for machine returns                               --           5,900
     Inventory reserve                                       41,500          45,800
     Other                                                   21,000              --
-----------------------------------------------------------------------------------
     Total deferred tax assets                            5,546,200       5,264,800
   DEFERRED TAX LIABILITIES
     Other                                                       --          (9,200)
-----------------------------------------------------------------------------------
     Net deferred tax assets before valuation allowance   5,546,200       5,255,600
     Less valuation allowance                            (5,546,200)     (5,255,600)
-----------------------------------------------------------------------------------
     Net deferred tax assets                            $        --     $        --
-----------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS                                            PART II


9. COMMITMENTS

   PRODUCT DESIGN AGREEMENT. The Company has an exclusive agreement for a bar-code used with the Impulse Retail System and SIGNright! system. The Company has agreed to pay royalties totaling 1% of net sales on all paper and supplies using the bar-code technology of the Impulse Retail System.

The Company has the rights to use and distribute certain fontware technology developed for its Impulse Retail System. The agreement required a one time payment of $25,000 for source code rights and $1,500 for each fontware outline licensed. In addition, the Company has agreed to pay royalties of $3.75 per fontware outline sold.

HARDWARE PURCHASE AGREEMENT. The Company has a purchase agreement with a Japanese company that holds the rights to supply its SIGNright! machine. As of December 31, 1998, the Company had a purchase commitment for 1,000 SIGNright! machines in the approximate amount of $350,000. As of December 31, 2000, the Company had paid this commitment in full. In addition, before beginning production, the Company paid for tooling, equipment and development expenditures of approximately $248,000.

10. EMPLOYEE BENEFIT PLANS

   The Company has a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer up to 15% of their income on a pre-tax basis through contributions to the plan. The Company may make matching contributions with respect to salary deferral at a percentage to be determined by the Company each year. In 2000, 1999 and 1998, the Company made no matching contributions.

11. CUSTOMER SALES

   No single customer represented a significant portion of total sales. Export sales accounted for 8%, 16% and 16% of total sales in 2000, 1999 and 1998, respectively.

12. SOURCE OF SUPPLY

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

13. RESTRUCTURING PROGRAM

   During April 1998, the Company initiated a restructuring program to redirect the Company's marketing and selling of the SIGNright! machines domestically. As a result of this program, the Company reduced its workforce from 93 full-time employees to 65 full-time employees. The Company took a charge to earnings in 1998 due to this restructuring in the amount of $546,000. The $546,000 charge was comprised of a $196,000 writedown of a prepayment made to its Japanese vendor for SIGNright! machines, a $106,000 charge for the write-off of SIGNright! machines, a $15,000 charge for moving expenses, a $47,000 charge for accrued rental costs associated with a portion of the lease of the facility which in 1998 was permanently idle and separate from the remaining utilized lease space, and severance costs in the amount of $182,000 as a result of the workforce reduction.

NOTES TO FINANCIAL STATEMENTS                                            PART II


14. LITIGATION

   On August 7, 2000, News America Marketing In-Store, Inc., (News America) a major provider of in-store, shelf mounted signs for retail stores, filed a suit against the Company in federal district court in New York, New York. The complaint alleges that News America has exclusive promotional agreements with various major retail chains, and that those agreements prevented retailers from contracting for the Company's POPS program. The complaint accuses the Company of interfering with business relationships, unfair competition and false advertising and seeks an injunction against the Company and actual and punitive damages in an unspecified amount.

In response to News America's suit, the Company brought suit against News America in federal district court in Minneapolis, Minnesota. The federal court in New York has recently ruled that the litigation should proceed in New York, not Minnesota. Thus the Company has brought a counter-claim in the New York case alleging that News America is engaged in anti-competitive practices and is attempting to use its dominant position in the market to stifle competition. In particular, the Company alleges that News America is violating the anti-trust laws by attempting to use unenforceable exclusive dealing clauses to dissuade customers from using the Company's POPS program. The Company's counter-claim seeks declaratory and injunctive relief, actual damages in an unspecified amount, treble damages and attorney fees under federal anti-trust law, and an order under Section 7 of the Clayton Act that News America divest its 1997 acquisition of Actmedia. News America has made a motion to dismiss the Company's counter-claim, and the Company expects that the motion will be briefed and heard by the court in the next several months.

The Company believes that News America's suit is without merit, and the Company intends to vigorously defend that suit and pursue its counter-claim.

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

ITEMS 10 THROUGH 13                                                     PART III


15. QUARTERLY FINANCIAL DATA (Unaudited)

   Quarterly data for 2000 and 1999 was as follows:

YEAR ENDED DECEMBER 31, 2000        FIRST QUARTER     SECOND QUARTER      THIRD QUARTER     FOURTH QUARTER
-----------------------------------------------------------------------------------------------------------
  Net sales                           $ 2,878,226        $ 3,047,996        $ 2,863,480        $ 4,040,470
  Gross profit                          1,573,249          1,634,535          1,691,342          2,434,915
  Net loss                               (253,806)          (248,896)          (295,331)           (25,536)
Earnings per share:
  Basic                               $      (.03)       $      (.03)       $      (.03)       $      (.00)
  Diluted                             $      (.03)       $      (.03)       $      (.03)       $      (.00)

YEAR ENDED DECEMBER 31, 1999        FIRST QUARTER     SECOND QUARTER      THIRD QUARTER     FOURTH QUARTER
-----------------------------------------------------------------------------------------------------------
  Net sales                           $ 2,290,852        $ 2,300,111        $ 2,364,464        $ 2,331,461
  Gross profit                          1,143,811          1,154,759          1,187,183          1,645,744
  Net loss                               (259,721)          (399,164)          (389,994)          (362,568)
Earnings per share:
  Basic                               $      (.03)       $      (.05)       $      (.04)       $      (.04)
  Diluted                             $      (.03)       $      (.05)       $      (.04)       $      (.04)


   ITEM 9     DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

PART III

   ITEM 10    DIRECTORS AND EXECUTIVE
              OFFICERS OF THE REGISTRANT

   Information concerning Executive Officers of the Company is included in this Annual Report in Item 4A under the caption "Executive Officers of the Registrant."

The information required by Item 10 concerning the directors of the Company is incorporated herein by reference to the Company's proxy statement for its 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

   ITEM 11    EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated herein by reference to the Company's proxy statement for its 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


   ITEM 12    SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated by reference to the Company's proxy statement for its 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

   ITEM 13    CERTAIN RELATIONSHIPS
              AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated by reference to the Company's proxy statement for its 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

EXHIBITS                                                                 PART IV


PART IV

   ITEM 14    EXHIBITS, SCHEDULE AND REPORTS ON FORM 8-K

   (a) Exhibits

     EXHIBIT                                                               PAGE NUMBER OR INCORPORATION
     NUMBER                         DESCRIPTION                                   BY REFERENCE TO
----------------------------------------------------------------------------------------------------------------
       3.1        Articles of Incorporation of Registrant,         Exhibit 3.1 of the Registrant's Registration
                  as amended to date                               Statement of Form S-18, Reg. No. 33-40765C

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

      10.3        The Company's 1990 Stock Plan, as amended                               17

      10.6        Lease Agreement between Plymouth Partners II,    Exhibit 10.6 of the Registrant's Annual
                  and the Company, dated October 5, 1998           Report on Form 10-K for the year ended
                                                                   December 31, 1998.

      10.9        Employee Stock Purchase Plan, as amended                                18

      10.11       Loan Agreement between Republic Acceptance       Exhibit 10.16 of the Registrant's Annual
                  Corporation and the Company dated                Report on Form 10-K for the year ended
                  December 20, 1997                                December 31, 1997

      10.12       First Amendment to the Loan Agreement            Exhibit 10.12 on the Registrant's Annual
                  between U.S. Bancorp Republic Commercial         Report on Form 10-K for the year ended
                  Finance, Inc. and the Company dated              December 31, 1998
                  December 31, 1998

      10.13       Second Amendment to the Loan Agreement           Exhibit 10.12 on the Registrant's Annual
                  between U.S. Bancorp Republic Commercial         Report on Form 10-K for the year ended
                  Finance, Inc. and the Company dated              December 31, 1999
                  June 30, 1999

      10.14       Third Amendment to the Loan Agreement
                  between U.S. Bank National Association                                  19
                  and the Company dated October 31, 2000

       23         Consent of Ernst & Young                                                25

       25         Power of Attorney (See signature page of this Form 10-K)                16



   (b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during 2000

VALUATION AND QUALIFYING ACCOUNTS                                        PART IV


SCHEDULE II   VALUATION AND QUALIFYING ACCOUNT

                                                Balance at   Charged to                  Balance
                                                Beginning    Costs and    Deductions    at End of
             Description                        of Period     Expenses     Describe       Period
---------------------------------------------------------------------------------------------------
   Year ended December 31, 2000
     Allowance for doubtful accounts            $ 70,917     $ 45,000     $ (9,675)(1)    106,242
     Provision for normal returns and rebates     15,840                                   15,840
     Provision for obsolete inventory             61,960       91,000       85,751 (4)     67,209
---------------------------------------------------------------------------------------------------
   Year ended December 31, 1999
     Allowance for doubtful accounts              96,350                    25,433 (1)     70,917
     Provision for normal returns and rebates     25,842                    10,002 (3)     15,840
     Provision for obsolete inventory             89,506       96,000      123,546 (4)     61,960
---------------------------------------------------------------------------------------------------
   Year ended December 31, 1998
     Allowance for doubtful accounts             204,382       72,000      180,032 (1)     96,350
     Provision for normal returns and rebates    102,925        9,629       86,712 (2)     25,842
     Provision for obsolete inventory            127,949       69,500      107,943         89,506
---------------------------------------------------------------------------------------------------


(1) Uncollectable accounts written off, net of recoveries.

(2) Includes $14,112 for rebates paid to customer buying groups and $72,600 credited to income.

(3) Credited to income.

(4) Inventory scrapped and disposed of.

SIGNATURES                                                               PART IV



Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   By:      /s/ Scott Drill
      ---------------------------------
                Scott Drill
                PRESIDENT AND CEO

   Dated:       March 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


POWER OF ATTORNEY

   Each person whose signature appears below constitutes and appoints John R. Whisnant his true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

       SIGNATURE                         TITLE                         DATE
--------------------------------------------------------------------------------

/s/ Gary L. Vars         Chairman, Executive Vice President       March 23, 2001
-----------------------  and General Manager, POPS Division
GARY L. VARS

/s/ Scott Drill          President and Chief Executive Officer    March 23, 2001
-----------------------  (PRINCIPAL EXECUTIVE OFFICER)
SCOTT DRILL

/s/ John R. Whisnant     Vice President of Finance, Chief         March 23, 2001
-----------------------  Financial Officer and Acting
JOHN R. WHISNANT         Secretary (PRINCIPAL FINANCIAL OFFICER)

/s/ G. L. Hoffman        Director                                 March 23, 2001
-----------------------
G. L. HOFFMAN

/s/ Erwin A. Kelen       Director                                 March 23, 2001
-----------------------
ERWIN A. KELEN

/s/ W. Robert Ramsdell   Director                                 March 23, 2001
-----------------------
W. ROBERT RAMSDELL

/s/ Don E. Schultz       Director                                 March 23, 2001
-----------------------
DON E. SCHULTZ

/s/ Gordon F. Stofer     Director                                 March 23, 2001
-----------------------
GORDON F. STOFER

/s/ Frank D. Trestman    Director                                 March 23, 2001
-----------------------
FRANK D. TRESTMAN