Form 10-Q
period 2001-03-31
INSIGNIA SYSTEMS INC/MN
filed 2001-04-20
CIK 875355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended:        March 31, 2001
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Per Value -- 10,379,106 shares as of April 16, 2001.

                                                 Total number of pages:  7

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited)

          Balance Sheets -- March 31, 2001 and December 31, 2000

          Statements of Operations -- Three months ended March 31, 2001 and 2000

          Statements of Cash Flows -- Three months ended March 31, 2001 and 2000

          Notes to Financial Statements -- March 31, 2001

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition




SIGNATURES

Part I.  Financial Information
Item 1.  Financial Statements

                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                       March 31,        December 31,
ASSETS                                                                   2001              2000
------------------------------------------------------------------   ------------     ------------
                                                                     (UNAUDITED)          (NOTE)
CURRENT ASSETS:
     Cash and cash equivalents                                       $  1,474,816        1,106,160
     Marketable securities                                                160,000          160,000
     Accounts receivable - net of $152,470 allowance                    3,143,032        2,089,786
     Inventories                                                        1,273,132        1,242,402
     Prepaid expenses and other                                            90,414          216,792
                                                                     ------------     ------------
       TOTAL CURRENT ASSETS                                             6,141,394        4,815,140

PROPERTY AND EQUIPMENT:
     Production tooling, machinery and equipment                        1,726,576        1,713,240
     Office furniture and fixtures                                        208,113          201,457
     Computer equipment                                                   438,858          399,447
     Leasehold improvements                                               184,141          178,796
                                                                     ------------     ------------
                                                                        2,557,688        2,492,940
     Accumulated depreciation and amortization                         (2,282,871)      (2,242,887)
                                                                     ------------     ------------
       TOTAL PROPERTY AND EQUIPMENT                                       274,817          250,053
                                                                     ------------     ------------
           TOTAL ASSETS                                              $  6,416,211     $  5,065,193
                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Line of credit                                                  $    439,795     $    602,852
     Accounts payable                                                   1,691,110          988,707
     Accrued compensation and benefits                                    246,085          439,795
     Accrued expenses                                                     107,269          149,800
     Deferred revenue                                                     713,470          186,367
     Other                                                                 75,019           85,440
                                                                     ------------     ------------
       TOTAL CURRENT LIABILITIES                                        3,272,748        2,452,961

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01; authorized--20,000,000 shares;
       issued and outstanding March 31, 2001--10,379,106 shares;
       December 31, 2000--10,287,371 shares                               103,791          102,874
     Additional paid-in capital                                        17,750,511       17,524,200
     Unearned compensation                                                 (6,712)          (9,588)
     Accumulated deficit                                              (14,704,127)     (15,005,254)
                                                                     ------------     ------------
       TOTAL STOCKHOLDERS' EQUITY                                       3,143,463        2,612,232
                                                                     ------------     ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $  6,416,211     $  5,065,193
                                                                     ============     ============

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                                 March 31
                                                     -----------------------------
                                                          2001             2000
                                                     ------------     ------------
NET SALES                                            $  5,147,500     $  2,878,226
Cost of Sales                                           2,218,553        1,304,977
                                                     ------------     ------------
    GROSS PROFIT                                        2,928,967        1,573,249

OPERATING EXPENSES:
    Sales                                               1,656,943        1,099,878
    Marketing                                             428,444          269,865
    General and Administrative                            536,893          441,783
                                                     ------------     ------------
       TOTAL OPERATING EXPENSES                         2,622,280        1,811,526
                                                     ------------     ------------
           OPERATING INCOME (LOSS)                        306,687         (238,277)

Other Income (Expense):
     Interest Income                                       18,016           17,999
     Interest Expense                                     (19,185)         (32,107)
     Other Income (Expense)                                   684             (921)
                                                     ------------     ------------
       PRE-TAX INCOME (LOSS)                              306,202         (253,306)

Provision For Income Tax                                    5,075              500
                                                     ------------     ------------
         NET INCOME (LOSS)                           $    301,127     $   (253,806)
                                                     ============     ============

Basic Earnings Per Share                             $       0.03     $      (0.03)
                                                     ============     ============
Diluted Earnings Per Share                           $       0.03     $      (0.03)
                                                     ============     ============

Shares used in calculation of earnings per share:
   Basic                                               10,362,771        9,502,646
                                                     ============     ============
   Diluted                                             11,651,449        9,502,646
                                                     ============     ============

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31
                                                          ---------------------------
                                                              2001            2000
                                                          -----------     -----------
OPERATING ACTIVITIES:
     Net income (loss)                                    $   301,127     $  (253,806)
     Non-cash expenses included in income (loss):
         Depreciation and amortization                         39,984          41,143
         Provision for bad debt expense                        45,000          25,000
         Amortization of unearned compensation                  2,876           4,794
     Changes in operating assets and liabilities:
         Accounts receivable                               (1,098,246)       (403,682)
         Inventories                                          (30,730)         83,954
         Prepaids and other                                   126,378         (68,669)
         Accounts payable                                     702,403         228,990
         Accrued compensation and benefits                   (193,710)        (45,928)
         Deferred revenue                                     527,103         121,678
         Other accrued expenses                               (52,952)        (91,511)
                                                          -----------     -----------
                NET CASH USED IN OPERATING ACTIVITIES         369,232        (358,037)

INVESTING ACTIVITIES:
     (Purchase) Sale of property and equipment                (64,748)        (24,672)
     (Purchase) Sale of marketable securities                       0         456,480
                                                          -----------     -----------
         NET CASH PROVIDED BY INVESTING ACTIVITIES            (64,748)        431,808

FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                   227,228         399,271
     Principal payments under long-term debt agreement              0         (30,098)
     Proceeds from credit line                               (163,057)       (163,832)
                                                          -----------     -----------
         CASH PROVIDED BY FINANCING ACTIVITIES                 64,171         205,341
                                                          -----------     -----------

          INCREASE (DECREASE) IN CASH AND EQUIVALENTS         368,656         279,112

Cash and cash equivalents at beginning of period            1,106,160          64,091
                                                          -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 1,474,816     $   343,203
                                                          ===========     ===========

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2000.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                      (First Quarter Ended March 31, 2001)

RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the first quarter ended March 31, 2001 were $5,148,000, an increase of 79%, compared to net sales of $2,878,000 for the first quarter of 2000. Revenue from the Insignia POPS program was $3,777,000 in the first quarter of 2001, compared to $1,099,000 in the first quarter of 2000. As of March 31, 2001 the Company had approximately 6,867 stores under contract of which 6,678 stores are on-line for the POPS program. The Company anticipates substantial growth in the POPS program revenue area as additional stores are put on-line and additional retailers decide to join the POPS program. Sign card sales decreased 31% from $1,030,000 in the first quarter of 2000 to $708,000 in the first quarter of 2001. Printing sales increased 4% from $361,000 in the first quarter of 2000 to $3,777,000 in the first quarter of 2001. Stylus software sales and maintenance decreased 23% from $167,000 in the first quarter of 2000 to $128,000 in the first quarter of 2001. Machine, maintenance and accessories sales decreased 41% from $205,000 in the first quarter of 2000 to $120,000 in the first quarter of 2001.

GROSS PROFIT. The Company's gross profit for the first quarter of 2001 increased 86% to $2,929,000, compared to $1,573,000 for the first quarter of 2000. Gross profit as a percentage of net sales was 57% in the first quarter of 2001, compared to 55% for the first quarter of 2000. The increase in gross profit in 2001 was due to a higher proportion of sales of POPS program sales which has a higher margin than most of the Company's other products.

OPERATING EXPENSES. Operating expenses increased 45% in the first quarter of 2001 from $1,812,000 to $2,622,000. Sales expenses increased 51% from $1,100,000 to $1,657,000. This increase reflects additional POPS program salaries and commissions incurred in the sales area during the first quarter of 2001. Marketing expenses increased 59% from $270,000 to $428,000. This increase reflects the additional POPS program promotional efforts during the first quarter of 2001. General and Administrative expenses increased 21% from $442,000 to $537,000. This increase reflects an increase in rent, legal expenses, employee benefit costs and investor relation expenses.

NET INCOME (LOSS). The Company had a net income of $301,000, or $0.03 per share for the first quarter of 2001, compared to a net loss of $(254,000), or $(0.03) per share for the first quarter of 2000. The net income for the first quarter of 2001 was the due primarily to the increase in revenues in the POPS program.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, working capital was $2,869,000, compared to $2,362,000 at December 31, 2000. Cash and cash equivalents increased $369,000 to $1,106,000 at March 31, 2001, primarily due to the net income plus proceeds from the issuance of common stock, an increase in accrued expenses and accounts payable, offset by an increase in accounts receivable.

The Company anticipates that its working capital needs will continue to increase due to the expected growth in the POPS program business. However, the Company has a $2 million line of credit agreement with a finance corporation against which $440,000 was outstanding as of March 31, 2001, and the Company believes that it will have sufficient capital resources to finance its current business operations and anticipated growth for the foreseeable future.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 17, 2001                     Insignia Systems, Inc.
                                      ------------------------------------------
                                          (Registrant)

                                      /s/ Gary L. Vars
                                          --------------------------------------
                                          Gary L. Vars
                                          Chairman, Executive Vice President and
                                          General Manager

                                      /s/ Scott F. Drill
                                          --------------------------------------
                                          Scott F. Drill
                                          President and CEO

                                      /s/ John R. Whisnant
                                          --------------------------------------
                                          John R. Whisnant
                                          Vice President of Finance and CFO