Form 10-Q
period 2001-06-30
INSIGNIA SYSTEMS INC/MN
filed 2001-07-24
CIK 875355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended:      June 30, 2001

Commission File Number:      0-19380

INSIGNIA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5025 Cheshire Lane North, Plymouth, Minnesota	55446
(Address of principal executive offices)	(Zip Code)

(763) 392-6200
(Registrant’s telephone number, including area code)

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

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 Per Value — 10,426,409 shares as of July 20, 2001.

Total number of pages:     9

INDEX

REGISTRANT COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Balance Sheets — June 30, 2001 and December 31, 2000

Statements of Operations — Three months ended June 30, 2001 and 2000; Six months ended June 30, 2001 and 2000

Statements of Cash Flows — Six months ended June 30, 2001 and 2000

Notes to Financial Statements — June 30, 2001

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3.	Quantative and Qualitive Disclosures About Market Risk

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

Part I. Financial Information
Item 1. Financial Statements

INSIGNIA SYSTEMS, INC.
BALANCE SHEETS

ASSETS	June 30, 2001 (Unaudited)	December 31, 2000 (Note)

CURRENT ASSETS:
Cash and cash equivalents	$1,758,363	1,106,160
Marketable securities	80,000	160,000
Accounts receivable – net of $116,191 allowance	2,590,044	2,089,786
Inventories	1,002,201	1,242,402
Prepaid expenses and other	95,702	216,792

TOTAL CURRENT ASSETS	5,526,310	4,815,140

PROPERTY AND EQUIPMENT:
Production tooling, machinery and equipment	1,731,608	1,713,240
Office furniture and fixtures	239,413	201,457
Computer equipment	461,027	399,447
Leasehold improvements	204,667	178,796

	2,636,715	2,492,940
Accumulated depreciation and amortization	(2,327,815)	(2,242,887)

TOTAL PROPERTY AND EQUIPMENT	308,900	250,053

TOTAL ASSETS	$5,835,210	$5,065,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,463,005	$988,707
Accrued compensation and benefits	400,105	439,795
Accrued expenses	100,305	149,800
Line of credit	510,760	602,852
Other	278,362	271,807

TOTAL CURRENT LIABILITIES	2,752,537	2,452,961

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01; authorized — 20,000,000 shares;
issued and outstanding June 30, 2001—10,425,842 shares;
December 31, 2000 — 10,287,371 shares	104,258	102,874
Additional paid-in capital	17,785,550	17,524,200
Unearned compensation	(3,835)	(9,588)
Accumulated Deficit	(14,803,300)	(15,005,254)

TOTAL STOCKHOLDERS’ EQUITY	3,082,673	2,612,232

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$5,835,210	$5,065,193

Note:	The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

INSIGNIA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000

NET SALES	$4,625,223	$3,047,996	$9,772,723	$5,926,222
Cost of Sales	1,965,338	1,413,461	4,183,871	2,718,438

GROSS PROFIT	2,659,885	1,634,535	5,588,852	3,207,784

OPERATING EXPENSES:
POPS Program	1,457,001	833,836	2,787,206	1,589,731
Sales	307,054	330,245	633,792	674,228
Marketing	516,291	286,695	944,735	556,560
General & Administrative	491,719	430,284	1,028,612	872,067

TOTAL OPERATING EXPENSES	2,772,065	1,881,060	5,394,345	3,692,586

OPERATING INCOME (LOSS)	(112,180)	(246,525)	194,507	(484,802)

OTHER INCOME (EXPENSE):
Interest Income	18,509	17,537	36,525	35,536
Interest Expense	(19,067)	(31,799)	(38,252)	(63,906)
Other Income (Expense)	24,140	12,390	24,824	11,469

PRE-TAX INCOME (LOSS)	(88,598)	(248,396)	217,604	(501,703)

Provision for Income Tax	10,575	500	15,650	1,000

NET INCOME (LOSS)	$(99,173)	$(248,896)	$201,954	$(502,703)

Net Income (Loss) per share	$(0.01)	$(0.03)	$0.02	$(0.05)

Shares used in calculation of
net loss per share:
Basic	10,401,404	9,765,421	10,381,673	9,541,161

Diluted	10,401,404	9,765,421	11,648,003	9,541,161

INSIGNIA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2001	2000
OPERATING ACTIVITIES:
Net income (loss)	$201,954	$(502,703)
Non-cash expenses included in income (loss):
Depreciation and amortization	84,928	83,418
Provision for bad debt expense	9,948	70,000
Amortization of unearned compensation	5,753	9,588

Changes in operating assets & liabilities:
Accounts receivable	(510,206)	(852,257)
Inventories	240,201	73,309
Prepaids and other	121,090	(69,844)
Accounts payable	474,297	697,192
Accrued compensation and benefits	(39,691)	(5,605)
Other accrued expenses	(42,939)	25,708

NET CASH USED IN OPERATING ACTIVITIES	545,335	(471,194)

INVESTING ACTIVITIES:
(Purchase) Sale of property and equipment	(143,775)	(54,064)
(Purchase) Sale of marketable securities	80,000	531,141

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(63,775)	477,077

FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock	262,735	554,470
Principal payments under long-term debt agreement	—	(60,960)
Proceeds (to) from credit line	(92,092)	(119,289)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	170,643	374,221

INCREASE (DECREASE) IN CASH & EQUIVALENTS	652,203	380,104

Cash and equivalents at beginning of period	1,106,160	64,091

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,758,363	$444,195

INSIGNIA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2000.

NOTE B — INVENTORIES

Inventories consist primarily of Finished Goods on site.

Item 2.	Managements Discussion and Analysis of Results of Operations and Financial Condition

(Second Quarter Ended June 30, 2001)

Results of Operations

Net Sales. The Company’s net sales for the second quarter ended June 30, 2001 were $4,625,000, an increase of 52%, compared to net sales of $3,048,000 for the second quarter of 2000. For the six months ended June 30, 2001, net sales were $9,773,000, an increase of 65% compared to net sales of $5,926,000 for the first half of 2000. Revenue from the sales of machines, cartridges and machine maintenance was $251,000 for the first half of 2001 versus similar sales of $400,000 for the first half of 2000. Stylus software and maintenance sales decreased from $413,000 in the first half of 2000 to $269,000 in the first half of 2001. Thermal sign card sales decreased 25% from $1,971,000 during the first half of 2000 to $1,479,000 in the first half of 2001. Printing sales increased 5% from $819,000 in the first half of 2000 to $858,000 in the first half of 2001. POPS program sales increased 200% from $2,276,000 in the first half of 2000 to $6,833,000 for the first half of 2001.

Gross Profit. The Company’s gross profit for the second quarter of 2001 increased 63% to $2,660,000, compared to $1,635,000 for the second quarter of 2000. Gross profit for the first six months of 2001 increased 74% to $5,589,000, compared to $3,208,000 for the first half of 2000. The increase in gross profit for the second quarter and the first six months of 2001 is primarily due to the increase in the POPS program sales. Gross profit as a percentage of net sales was 57.5% for the second quarter of 2001, compared to 53.6% for the second quarter of 2000, and was 57.2% for the first six months of 2001, compared to 54.1% for the first half of 2000.

Operating Expenses. Operating expenses increased 47% in the second quarter of 2001 compared to the second quarter of 2000, and increased 46% for the first six months of 2001, compared to the first six months of 2000. Sales expenses decreased 7% for the second quarter of 2001, compared to the second quarter of 2000. This decrease was due primarily to lower commission and bonuses paid during the second quarter of 2001. Marketing expenses increased 80% for the second quarter of 2001, compared to the second quarter of 2000. This increase was due primarily to additional sign promotional expenses incurred during the second quarter of 2001. General and administrative expenses increased 14% for the second quarter of 2001, compared to the second quarter of 2000. This increase was due primarily to increased legal expenses. POPS expenses increased 75% for the second quarter of 2001, compared to the second quarter of 2000 and reflects the continuing commitment to the POPS program.

Sales expenses decreased 6% for the first sixth months of 2001, compared to the first six months of 2000. This decrease reflects the lower commissions and bonuses paid during the first six months of 2001. Marketing expenses increased 70% for the first six months of 2001 compared to the first six months of 2000 and is due primarily to additional sign promotional expenses during the first six months of 2001. General and administrative expenses increased 18% for the first six months of 2001, compared to the first six months of 2000. This increase was due primarily to increased legal expenses. POPS expenses increased 75% for the first six months of 2001, compared to the first six months of 2000. This increase in POPS operating expenses for the first six months of 2001 reflects the continuing commitment to the POPS program.

Operating expenses as a percentage of net sales were 67% in the second quarter of 2001 and 55% for the first six months of 2001, compared to 62% in the second quarter of 2000 and 62% for the first six months of 2000.

Net Income (Loss). The Company had a net loss of $(99,000), or $(.01) per share for the second quarter of 2001, compared to a net loss of $(249,000), or $(.03) per share for the second quarter of 2000. For the first six months of 2001, the net income was $202,000, or $0.02 per share, compared to a net loss of $(503,000), or $(.05) per share for the first half of 2000. The net income for the first half of 2001 and the decrease in the net loss for the second quarter of 2001, compared to the first half of 2000 and the first half of 2000 resulted primarily from the company’s ability to increase its sales at a proportionally higher rate than the increase in operating expenses.

Liquidity and Capital Resources

At June 30, 2001, working capital was $2,774,000, compared to $2,362,000 at December 31, 2000. Cash, cash equivalents and marketable securities increased $652,000 from $1,106,0000 at December 31, 2000 to $1,758,000 on June 30, 2001, primarily due to the net income of $202,000, a decrease in inventory of $240,000, an increase in accounts payable of $474,000, and the proceeds received from the issuance of common stock of $263,000, offset by plus an increase in accounts receivable of $515,000.

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

The Company held its Annual Meeting of Shareholders on May 17, 2001. The shareholders present or by proxy voted to elect Scott Drill, G. L. Hoffman, Erwin A. Kelen, W. Robert Ramsdell, Gordon F. Stofer, Frank D. Trestman and Gary L. Vars as directors with each director receiving the following votes:

	FOR	WITHHOLD AUTHORITY
Scott F. Drill	8,872,872	19,600
G. L. Hoffman	8,439,314	453,158
Erwin A. Kelen	8,886,872	5,600
Gordon F. Stofer	8,886,872	5,600
W. Robert Ramsdell	8,885,872	6,600
Frank D. Trestman	8,859,089	33,383
Gary L. Vars	8,872,872	19,600

The shareholders present or by proxy voted to ratify an amendment to the Company’s Stock Plan to increase by 500,000 shares the number of shares available under the Plan with 8,602,449 shares in favor, 282,948 shares against, and 7,075 shares abstaining.

The shareholders present or by proxy voted to approve the appointment of Ernst & Young LLP as independent auditors with 8,875,922 votes in favor, 9,830 votes against, and 6,720 votes abstaining.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits None.

(b)	Reports on Form 8-K No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 23, 2001	Insignia Systems, Inc.
(Registrant)

/s/ Scott Drill
Scott Drill
President

/s/ John R. Whisnant
John R. Whisnant
Vice President of Finance