Form 10-Q
period 2001-09-30
INSIGNIA SYSTEMS INC/MN
filed 2001-10-22
CIK 875355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended:           September 30, 2001
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

Common Stock, $.01 Per Value -- 10,497,743 shares as of October 15, 2001.

                                                  Total number of pages:  9

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Balance Sheets - September 30, 2001 and December 31, 2000

            Statements of Operations - Three months ended September 30, 2001 and 2000; Nine months ended September 30, 2001 and 2000

            Statements of Cash Flows -- Nine months ended September 30, 2001 and 2000

            Notes to Financial Statements - September 30, 2001

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



SIGNATURES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                        September 30,    December 31,
ASSETS                                                                      2001             2000
-------------------------------------------------------------           ------------     ------------
                                                                         (UNAUDITED)         (NOTE)
CURRENT ASSETS:
     Cash and cash equivalents                                          $  1,826,767        1,106,160
     Marketable securities                                                    80,000          160,000
     Accounts receivable - net of allowance of $115,000 as of
         9/30/01 and $106,000 as of 12/31/2000                             2,340,625        2,089,786
     Inventories                                                             963,127        1,242,402
     Prepaid expenses and other                                              164,163          216,792
                                                                        ------------     ------------
       TOTAL CURRENT ASSETS                                                5,374,682        4,815,140

PROPERTY AND EQUIPMENT:
     Production tooling, machinery and equipment                           1,733,068        1,713,240
     Office furniture and fixtures                                           239,413          201,457
     Computer equipment                                                      471,734          399,447
     Leasehold improvements                                                  206,816          178,796
                                                                        ------------     ------------
                                                                           2,651,031        2,492,940
     Accumulated depreciation and amortization                            (2,370,298)      (2,242,887)
                                                                        ------------     ------------
       TOTAL PROPERTY AND EQUIPMENT                                          280,733          250,053
                                                                        ------------     ------------
           TOTAL ASSETS                                                 $  5,655,415     $  5,065,193
                                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                   $  1,490,882     $    988,707
     Accrued compensation and benefits                                       399,499          439,795
     Accrued expenses                                                         27,398          149,800
     Line of credit                                                          604,335          602,852
     Other                                                                   412,213          271,807
                                                                        ------------     ------------
       TOTAL CURRENT LIABILITIES                                           2,934,327        2,452,961

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01; authorized--20,000,000 shares;
       issued and outstanding September 30, 2001--10,497,743 shares;
       December 31, 2000--10,287,371 shares                                  104,977          102,874
     Additional paid-in capital                                           17,912,892       17,524,200
     Unearned compensation                                                      (958)          (9,588)
     Accumulated deficit                                                 (15,295,823)     (15,005,254)
                                                                        ------------     ------------
       TOTAL STOCKHOLDERS' EQUITY                                          2,721,088        2,612,232
                                                                        ------------     ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $  5,655,415     $  5,065,193
                                                                        ============     ============


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                Nine Months Ended
                                               September 30                      September 30
                                      -----------------------------     -----------------------------
                                          2001             2000              2001             2000
                                      ------------     ------------     ------------     ------------
NET SALES                             $  3,997,460     $  2,863,480     $ 13,770,183     $  8,789,702
Cost of Sales                            1,750,282        1,172,138        5,934,153        3,890,576
                                      ------------     ------------     ------------     ------------
    GROSS PROFIT                         2,247,178        1,691,342        7,836,030        4,899,126

OPERATING EXPENSES:
    POPS Program                         1,473,565          908,988        4,260,771        2,498,719
    Sales                                  277,554          289,755          911,346          963,983
    Marketing                              459,553          293,348        1,404,288          849,908
    General & Administrative               529,109          490,589        1,557,721        1,362,656
                                      ------------     ------------     ------------     ------------
       TOTAL OPERATING EXPENSES          2,739,781        1,982,680        8,134,126        5,675,266
                                      ------------     ------------     ------------     ------------
           OPERATING INCOME (LOSS)        (492,603)        (291,338)        (298,096)        (776,140)

OTHER INCOME (EXPENSE):
    Interest Income                         15,892           25,317           52,417           60,853
    Interest Expense                       (16,381)         (29,970)         (54,633)         (93,876)
    Other Income (Expense)                     569            1,160           25,393           12,629
                                      ------------     ------------     ------------     ------------
       PRE-TAX INCOME (LOSS)              (492,523)        (294,831)        (274,919)        (796,534)

Provision for Income Tax                         0              500           15,650            1,500
                                      ------------     ------------     ------------     ------------
           NET INCOME (LOSS)          $   (492,523)    $   (295,331)    $   (290,569)    $   (798,034)
                                      ============     ============     ============     ============

Net Income (Loss) per share           $      (0.05)    $      (0.03)    $      (0.03)    $      (0.08)
                                      ============     ============     ============     ============

Shares used in calculation of
Net income (loss) per share:
Basic and diluted                       10,464,820        9,730,697       10,409,591        9,721,471

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                         September 30
                                                                -----------------------------
                                                                    2001             2000
                                                                ------------     ------------
OPERATING ACTIVITIES:
     Net income (loss)                                          $   (290,569)    $   (798,034)
     Non-cash expenses included in income (loss):
         Depreciation and amortization                               127,411          116,867
         Provision for bad debt expense                               (8,971)         115,000
         Amortization of unearned compensation                         8,630           94,826

     Changes in operating assets & liabilities:
         Accounts receivable                                        (241,868)        (878,593)
         Inventories                                                 279,275          134,418
         Prepaids and other                                           52,629           (3,136)
         Accounts payable                                            502,174          478,449
         Accrued compensation and benefits                           (40,297)          63,247
         Other accrued expenses                                       18,005          (94,235)
                                                                ------------     ------------
             NET CASH USED IN OPERATING ACTIVITIES                   406,419         (771,191)

INVESTING ACTIVITIES:
     (Purchase) Sale of property and equipment                      (158,091)         (73,056)
     (Purchase) Sales of marketable securities                        80,000        1,022,339
                                                                ------------     ------------
             NET CASH PROVIDED BY (USED IN)
               INVESTING ACTIVITIES                                  (78,091)         949,283

FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                          390,796        1,314,219
     Principal payments under long-term debt agreement                     0          (81,967)
     Proceeds from (payments to) credit line                           1,483          (74,231)
                                                                ------------     ------------
             CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         392,279        1,158,021

             INCREASE (DECREASE) IN CASH & EQUIVALENTS               720,607        1,336,113

Cash and equivalents at beginning of period                        1,106,160           64,091
                                                                ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  1,826,767     $  1,400,204
                                                                ============     ============

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2000.


NOTE B -- INVENTORIES

Inventories consist primarily of Finished Goods on site.



Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    (Third Quarter Ended September 30, 2001)

RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the third quarter ended September 30, 2001 were $3,997,000, an increase of 40%, compared to net sales of $2,863,000 for the third quarter of 2000. For the nine months ended September 30, 2001, net sales were $13,770,000, an increase of 57% compared to net sales of $8,790,000 for the first nine months of 2000. Revenue from the sales of machines, cartridges and machine maintenance was $328,000 for the first nine months of 2001 versus similar sales of $564,000 for the first nine months of 2000. Stylus software and maintenance sales decreased 28% from $563,000 in the first nine months of 2000 to $406,000 in the first nine months of 2001. Thermal sign card sales decreased 21% from $2,708,000 during the first nine months of 2000 to $2,139,000 in the first nine months of 2001. Printing sales increased 12% from $1,110,000 in the first nine months of 2000 to $1,247,000 in the first nine months of 2001. POPS program sales increased 154% from $3,757,000 in the first nine months of 2000 to $9,534,000 for the first nine months of 2001.

GROSS PROFIT. The Company's gross profit for the third quarter of 2001 increased 33% to $2,247,000, compared to $1,691,000 for the third quarter of 2000. Gross profit for the first nine months of 2001 increased 60% to $7,836,000, compared to $4,899,000 for the first nine months of 2000. The increase in gross profit for the third quarter and the first nine months of 2001 is primarily due to the increase in the POPS program sales which have higher margins. Gross profit as a percentage of net sales was 56.2% for the third quarter of 2001, compared to 59.1% for the third quarter of 2000, and was 56.9% for the first nine months of 2001, compared to 55.7% for the first nine months of 2000.

OPERATING EXPENSES. Operating expenses increased 38% in the third quarter of 2001 compared to the third quarter of 2000, and increased 43% for the first nine months of 2001, compared to the first nine months of 2000. Sales expenses decreased 4% for the third quarter of 2001, compared to the third quarter of 2000. Marketing expenses increased 57% for the third quarter of 2001, compared to the third quarter of 2000. This increase was due primarily to additional sign promotional expenses incurred during the third quarter of 2001. General and administrative expenses increased 8% for the third quarter of 2001, compared to the third quarter of 2000. This increase was due primarily to increased legal fees, investor relations fees and rent. POPS expenses increased 62% for the third quarter of 2001, compared to the third quarter of 2000 and reflects the continuing commitment to the POPS program.

Sales expenses decreased 5% for the first nine months of 2001, compared to the first nine months of 2000. Marketing expenses increased 65% for the first nine months of 2001, compared to the first nine months of 2000 and is due primarily to additional sign promotional expenses during the first nine months of 2001. General and administrative expenses increased 14% for the first nine months of 2001, compared to the first nine months of 2000. This increase was due primarily to increased legal fees, investors relations fees and rent. POPS expenses increased 71% for the first nine months of 2001, compared to the first nine months of 2000. This increase in POPS operating expenses for the first nine months of 2001 reflects the continuing commitment to the POPS program.

Operating expenses as a percentage of net sales were 69% in the third quarter of 2001 and 59% for the first nine months of 2001, compared to 69% in the third quarter of 2000 and 65% for the first nine months of 2000.

NET INCOME (LOSS). The Company had a net loss of $(493,000), or $(.05) per share for the third quarter of 2001, compared to a net loss of $(295,000), or $(.03) per share for the third quarter of 2000. For the first nine months of 2001, the net loss was $(291,000), or $(0.03) per share, compared to a net loss of $(798,000), or $(.08) per share for the first nine months of 2000. The increase in the net loss for the third quarter of 2001 compared to the third quarter of 2000 resulted primarily from increased POPS program expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, working capital was $2,440,000, compared to $2,362,000 at December 31, 2000. Cash, cash equivalents and marketable securities increased $721,000 from $1,106,000 at December 31, 2000 to $1,827,000 on September 30,
2001. The change in the Company's cash position is due to proceeds received from the issuance of common stock of $391,000, plus an increase in accounts payable of $502,000 and a decrease in inventories of $279,000, offset by the the net loss of $291,000 and an increase in accounts receivable of $242,000.

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

Dated: October 18, 2001                      Insignia Systems, Inc.
                                        ----------------------------------------
                                                  (Registrant)

                                        /s/  Scott Drill
                                             -----------------------------------
                                             Scott Drill
                                             President

                                        /s/  John R. Whisnant
                                             -----------------------------------
                                             John R. Whisnant
                                             Vice President of Finance