Form 10-K
period 2001-12-31
INSIGNIA SYSTEMS INC/MN
filed 2002-03-29
CIK 875355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the year ended December 31, 2001              Commission File Number 0-19380
--------------------------------------------------------------------------------

                             INSIGNIA SYSTEMS, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

              Minnesota                                41-1656308
--------------------------------------     -------------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)



                            5025 Cheshire Lane North
                             Plymouth, MN 55446-3715
                         ------------------------------
                    (Address of principal executive offices)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Number of shares of outstanding Common Stock, $.01 par value, as of February 28, 2002 was 10,717,003.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002 was approximately $82,949,603 based upon the last sale price of the registrant's Common Stock on such date.

                      Documents Incorporated By Reference:

   Portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 22, 2002 are incorporated by reference into Part III of this Form 10-K.

BUSINESS REVIEW                                                           PART 1


PART 1

   ITEM 1     BUSINESS

   GENERAL

   Insignia Systems, Inc. (the "Company") markets in-store promotional programs and services to retailers and manufacturers. Since its inception in 1990, the Company has marketed point-of-purchase merchandising systems and resources to merchants in over 30 classes of retail trade. The Company started with simple standalone printers, trade-named Impulse(R) and SIGNright!(R), and later developed a fully featured ODBC (Open Database Connectivity) compliant software application, trade-named Stylus(R). This PC-based software is used by retail chains to produce signs, labels and posters, and is currently marketed directly. The Company continues to make these products available and supports the supply and service needs of domestic clients. The Company actively markets these products internationally through independent distributors.

In 1998, Insignia formally launched Insignia Point-Of-Purchase Services (POPS(R)), an in-store, shelf-edge sign promotion program that was developed by combining the Company's expertise in signage and in-store merchandising with its Stylus software products. Funded by consumer goods manufacturers, the account- and product-specific program combines vital product selling information and graphics from manufacturers with the retailer's logo and current store price on a sign designed to fit each participating retailer's decor and merchandising theme.

For retailers, Insignia POPS is a source of incremental revenue and is the first in-store promotion signing program that delivers a complete "call to action" on a product- and store-specific basis, with all participating retail stores updated weekly. For consumer goods manufacturers, Insignia POPS provides access to the optimum retail promotion site for their products -- the retail shelf-edge. In addition, manufacturers benefit from short lead times and micro-marketing capabilities such as store-specific messaging and multiple language options.

Company management has been investing the Company's primary resources and energies in the development of the Insignia POPS program for the last six years. During this time, management also restructured the organization and redirected the Company's activities to leverage the Company's in-store experience, acquire promotion industry expertise and develop the necessary operational and systems foundation to successfully compete in the in-store promotion industry.


INDUSTRY & MARKET BACKGROUND

   With 70% of brand purchase decisions being made in-store, product manufacturers are constantly seeking in-store vehicles to motivate consumers to buy their branded products. Industry studies estimate that manufacturers spend approximately $1 billion annually on in-store promotion efforts. The Company's market studies indicate that the shelf-edge sign represents the final and best opportunity for manufacturers to convince the consumer to buy. In fact, a 1996 industry study concluded the shelf is second only to end-aisle displays for in-store effectiveness.

Many consumers seek product information beyond price in order to make educated buying decisions. The Company's marketing studies indicate the most effective sign contains information supplied by the product manufacturer in combination with the retailer's price and design look.


COMPANY PRODUCTS

   INSIGNIA POPS

   Insignia POPS is an in-store, shelf-edge point-of- purchase promotional signing program that enables manufacturers to deliver account-specific messages quickly and accurately -- in designs and formats that have been pre-approved and supported by participating retailers. Insignia POPS combines vital product information, such as product features and benefits, nutritional information, product uses, advertising tag lines and product images from the manufacturer with the retailer's logo, colors and current store price

BUSINESS REVIEW                                                           PART 1


on a sign that is displayed directly in front of the manufacturer's product in the participating retailer's stores. Insignia offers program features and enhancements, such as Advantage and Custom Advantage flags, that allow manufacturers to highlight any message at-shelf. In 2001, the Company introduced Insignia Color POPS,(TM) a customizable, full-color option that delivers image-building full-color graphics.

Utilizing proprietary technology, the Company collects and organizes the data from both manufacturers and retailers, then formats, prints and delivers the signs to retailers for distribution and display. The signs are placed at the shelf by store personnel for two-week display cycles. The Company charges manufacturers, on average, $5.25 per sign/per week/per store. Retailers are paid a flat fee per sign/per store/per display cycle by the Company based upon third-party compliance audits and retailer-supplied product movement data provided to Insignia.

   THE SIGNRIGHT! SIGN SYSTEM

   In 1996, the Company replaced the Impulse Retail System, a system developed by an independent product design and development firm (the "Developer") with the SIGNright! Sign System. In 1998, the Company ceased the active domestic sales of the SIGNright! Sign System.

Cardstock for the two systems are sold by the Company in a variety of sizes and colors that can be customized to include pre-printed custom artwork, such as a retailer's logo. Approximately 14% of 2001 revenues came from the sale of cardstock. The Company expects this percentage to be lower in the future as Insignia POPS revenue increases.

   STYLUS SOFTWARE

   In late 1993, the Company introduced Stylus, a PC-based software application used by retailers to produce signs, labels and posters. The Stylus software allows retailers to create store signs, labels and posters by manually entering the information or by importing information from a database. Approximately 3% of 2001 revenues came from the sale of Stylus products and maintenance. The Company expects this percentage to be lower in the future as POPS revenue increases.


MARKETING & SALES

   The Company directly markets the POPS program to food and drug manufacturers and retailers. By utilizing the Insignia POPS program, these manufacturers and retailers can easily accomplish what had previously been either impossible or extremely difficult: tailoring national promotional programs to regional and local needs with minimal effort. In addition to the benefits provided to manufacturers and retailers, Insignia POPS signs provide consumers more information and clearer messages to aid in purchasing decisions. The Company believes Insignia POPS is the most complete in-store sign promotion program available, benefiting consumer, retailer and manufacturer.

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

During 2001, 2000 and 1999, foreign sales accounted for approximately 4%, 8% and 16% of total sales, respectively. The Company expects sales to foreign distributors will be approximately 3% of total sales in 2002.


PATENTS AND TRADEMARKS

   The Company has obtained trademark registration in the United States of the trademark "Insignia POPS" for use on in-store point-of-purchase media. The Company is not obligated to pay any royalty related to this trademark.

The barcode which the Company uses on the sign cards for the Impulse and SIGNright! Sign Systems was also developed by the Developer, which has granted the Company an exclusive worldwide license of its rights to

BUSINESS REVIEW                                                           PART 1


the barcode. The license requires the Company to pay a royalty of 1% of the net sales price received by the Company on each cardstock or other supply item that bears the barcode used by the Impulse Sign Systems. Although a patent has been issued to the Developer which covers the use of the barcode, there is no assurance that the Company will be able to prevent other suppliers of cardstock from copying the barcode used by the Company. However, the Company believes that the number, relatively small size and geographic dispersal of Impulse and SIGNright! users, their relationship with the Company and the Company's retention of its customer list as a trade secret will discourage other sign card suppliers from offering barcoded sign cards for use on the Impulse and SIGNright! machines.

The Company has obtained trademark registration in the United States of the trademark "Stylus" for use on sign and label software.

The Company is in the process of obtaining trademark registration in the United States for the trademarks "Insignia Color POPS" and "POPS Select".


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

Product development on the SIGNright! Sign System was primarily conducted by the Developer on a contract basis. The Company continues to introduce complementary products such as new cardstock formats, styles and colors.

From 1992 to 1997, the Stylus software was developed on a contract basis. In 1993, the Company hired in-house employees to develop and modify portions of the product. The Company plans no further development to the product.


SUPPLIERS

   The thermal paper used by the Company in its SIGNright! and Impulse thermal sign cards is purchased exclusively from one supplier. While the Company believes that an alternative supplier would be available if necessary, any disruption in the relationship with or deliveries by the current supplier could have an adverse effect on the Company.


COMPETITION

   INSIGNIA POPS

   Insignia POPS is competing for the marketing expenditures of branded product manufacturers for at-shelf advertising or promotion-related signage. Insignia POPS has two major competitors in its market: News America Marketing In-Store(R)(News America) and FLOORgraphics(R), Inc. (FLOORgraphics).

News America offers a network for in-store advertising, promotion and sales merchandising services. News America has branded their in-store shelf signage products as SmartSource Shelftalk,(TM) SmartSource Shelfvision(TM) and SmartSource Price Pop.(TM)

FLOORgraphics offers a network for in-store advertising and promotion programs. FLOORgraphics has branded their advertising shelf signage product
IN-STOREplus!(R).

The main strengths of Insignia POPS in relation to its competitors are:

   - the linking of manufacturers to retailers at a central coordination point

   - providing a complete "call to action"

   - supplying account-specific, product-specific and store-specific messages at the retail shelf


EMPLOYEES

   As of February 28, 2002, the Company had 104 full-time employees. The full-time employees included, 31 in sales and marketing positions, 63 in operations and customer service, 7 in administration and accounting functions and 3 in senior management positions. None of the Company's employees are represented by unions.

BUSINESS REVIEW                                                           PART 1


   ITEM 2     PROPERTIES

   The Company is located in approximately 31,000 square feet of office and warehouse space in suburban Minneapolis, Minnesota, which has been leased until March 31, 2004. The Company believes that this facility will meet the Company's current and foreseeable needs.


   ITEM 3     LEGAL PROCEEDINGS

   In August 2000, News America Marketing In-Store, Inc., (News America) brought suit against the Company in U.S. District Court in New York, New York. The complaint alleges that News America has exclusive promotional agreements with certain grocery store retailers and that the promotional agreements prevented those retailers from contracting for the Company's POPS program. The complaint also accuses the Company of unfair competition, false advertising and interfering with business relationships. The Company has denied any wrongful or improper action and brought a counterclaim against News America. This counterclaim alleges that News America has engaged in anti-competitive practices and is attempting to use its dominant position in the market to stifle competition and that News America's use of exclusive dealing clauses and other anti-competitive behavior violate the anti-trust laws and are unenforceable. The case is in the discovery phase.

After consulting with legal counsel, management believes the litigation will not have a material adverse effect on the Company's ongoing business and revenue.


   ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.


   ITEM 4A    EXECUTIVE OFFICERS OF THE REGISTRANT

   The names, ages and positions of the Company's executive officers are as follows:

        NAME               AGE             POSITION
--------------------------------------------------------------------------------
   Scott F. Drill          49     President and Chief
                                  Executive Officer

   Gary L. Vars            61     Chairman, Executive Vice
                                  President and General
                                  Manager, POPS Division

   John R. Whisnant        56     Vice President of Finance,
                                  Chief Financial Officer and
                                  Acting Secretary


   SCOTT F. DRILL has been President and Chief Executive Officer of the Company since February 1998. In May 1996 Mr. Drill became a partner in Minnesota Management Partners (MMP), a venture capital firm located in Minneapolis, Minnesota. He remains a partner in MMP, which completed investment of its capital in January 1998. From 1983 through March 1996 Mr. Drill was President and Chief Executive Officer of Varitronic Systems, Inc. and Chairman since 1990. Prior to starting Varitronics, Mr. Drill held senior management positions in sales and marketing at Conklin Company and Kroy, Inc.

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

   JOHN R. WHISNANT joined the Company as Vice President of Finance and Chief Financial Officer of the Company in October 1995. From June 1994 to September 1995 he was self-employed as a franchise consultant. From June 1992 to June 1994 he served as President of AmericInn, Inc. a motel franchising company. From 1987 to 1992 he served as President of International Market Square, a design center and furniture mart. From 1981 to 1987 he served as general counsel for Omni Ventures, Ltd. From 1975 to 1981 he had a private law practice and from 1971 to 1975 he was a tax accountant for Arthur Anderson. Mr. Whisnant is a Certified Public Accountant and a licensed attorney in the State of Minnesota.

BUSINESS REVIEW                                                           PART 2


PART 2

   ITEM 5     MARKET FOR THE REGISTRANT'S COMMON EQUITY

   MARKET INFORMATION

   The Company's common stock trades on the Nasdaq Small-Cap Market System under the symbol ISIG. The following table sets forth the range of high and low bid prices reported on the Nasdaq System. These quotations represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions.

2001                                HIGH                LOW
--------------------------------------------------------------------------------
   First Quarter                  $ 9.625             $ 4.875
   Second Quarter                   9.750               6.480
   Third Quarter                    8.840               5.150
   Fourth Quarter                   8.500               5.400

2000                                HIGH                LOW
--------------------------------------------------------------------------------
   First Quarter                  $ 4.625             $ 2.625
   Second Quarter                   7.875               3.000
   Third Quarter                    8.250               4.531
   Fourth Quarter                   8.000               4.500


APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

   As of February 28, 2002, the Company had one class of Common Stock beneficially held by 2,156 persons.


DIVIDENDS

   The Company has never paid cash dividends on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and does not anticipate paying cash dividends in the foreseeable future.

BUSINESS REVIEW                                                           PART 2


   ITEM 6     SELECTED FINANCIAL DATA

(In thousands, except per share amounts.)

FOR THE YEARS ENDED DECEMBER 31            2001         2000          1999          1998          1997
--------------------------------------------------------------------------------------------------------
Net sales                               $ 19,933     $ 12,830      $  9,287      $  8,704      $ 13,321
Operating income (loss)                      119         (809)       (1,394)       (3,396)       (3,393)
Net income (loss)                            121         (824)       (1,411)       (3,416)       (3,380)
Net income (loss) per share:
   Basic and diluted                    $    .01     $   (.08)     $   (.16)     $   (.44)     $   (.50)
Shares used in calculation of
  net income (loss) per share:
   Basic                                  10,470        9,880         8,828         7,714         6,790
   Diluted                                11,540        9,880         8,828         7,714         6,790
Working capital                         $  2,883     $  2,362      $  1,798      $  2,232      $  3,462
Total assets                               6,631        5,065         4,043         4,069         5,855
Long-term debt and lease obligation           --           --            --            72           186
Total stockholders' equity                 3,239        2,612         2,017         2,430         3,795


   ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, certain items in the Company's statements of operations as a percentage of net sales.

FOR THE YEARS ENDED DECEMBER 31                                       2001          2000           1999
--------------------------------------------------------------------------------------------------------
Net sales                                                            100.0%        100.0%         100.0%
Cost of sales                                                         43.0          42.8           44.7
--------------------------------------------------------------------------------------------------------
Gross profit                                                          57.0          57.2           55.3
Operating expenses:
    Sales and marketing                                               44.9          49.8           52.8
    General and administrative                                        11.6          13.6           17.5
--------------------------------------------------------------------------------------------------------
Total Operating Expenses                                              56.5          63.5           70.3
--------------------------------------------------------------------------------------------------------
Operating income (loss)                                                 .6          (6.3)         (15.0)
Other income                                                            --          (0.1)          (0.2)
--------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                       .6%         (6.4)%        (15.2)%
--------------------------------------------------------------------------------------------------------

The Company's critical accounting policies, including the assumptions and judgements underlying them, are disclosed in the Note 2 to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition and deferred tax valuation allowances. While the estimates and judgements associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the

BUSINESS REVIEW                                                           PART 2


estimates and judgements associated with the reported amounts are appropriate in the circumstances.


FISCAL 2001 COMPARED TO FISCAL 2000

   NET SALES:

   Net sales for the year ended December 31, 2001 increased 55% to $19,933,000 compared to sales of $12,830,000 in 2000.

The increase in sales in 2001 resulted primarily from increased POPS program sales. POPS program revenue was $14,455,000 in 2001 compared to $6,481,000 in 2000. Machine and machine related revenue was $398,000 in 2001 compared to $691,000 in 2000. Stylus software and maintenance revenue was $552,000 in 2001 compared to $772,000 in 2000. Thermal sign card revenue was $2,813,000 in 2001 compared to $3,366,000 in 2000.

   GROSS PROFIT:

   The Company's gross profit increased 55% in 2001 to $11,361,000 as compared to $7,334,000 in 2000. Gross profit as a percentage of net sales decreased slightly to 57.0% for 2001 compared to 57.2% for 2000. The Company's foreign sales were 4% in 2001 and 8% in 2000. The Company expects that sales to foreign distributors will be approximately 3% in 2002.

   OPERATING EXPENSES:

   Operating expenses increased 38% in 2001. Sales expenses increased 42% in 2001 as a result of the continued investment in the POPS program. Marketing expenses increased 33% in 2001 as a result of increased promotion expenses for the POPS program. General and Administrative expenses increased 31% in 2001 as a result of increased legal expenses and facility rent. The Company expects that its operating expenses will increase in 2002 as the Company continues to invest in the POPS program.

Operating expenses as a percentage of net sales were 56.5% in 2001. The decrease as a percentage of net sales in 2001 was due primarily to higher sales volume in 2001. The Company expects its operating expenses as a percentage of net sales to decrease as its net sales increase at a faster rate than operating expenses.

   NET INCOME (LOSS):

   The Company had a net income of $121,000 in 2001 compared to a net loss of $824,000 in 2000. The net income in 2001 resulted primarily from increased sales of the Insignia POPS program.


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

   GROSS PROFIT:

   The Company's gross profit increased 43% in 2000 to $7,334,000 as compared to $5,131,000 in 1999. Gross profit as a percentage of net sales increased to 57.2% for 2000 compared to 55.3% for 1999. The increase in 2000 was due primarily to the overall increase in net sales and change in product mix. The Company's foreign sales were 8% in 2000 and 16% in 1999.

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

BUSINESS REVIEW                                                           PART 2


   NET LOSS:

   The Company had a net loss of $824,000 in 2000 compared to a net loss of $1,411,000 in 1999. The net loss in 2000 resulted primarily from the costs of investing in the POPS program.


LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations with proceeds from public and private equity placements. At December 31, 2001, working capital was $2,883,000 compared to $2,362,000 at December 31, 2000. During the same period total cash and cash equivalents increased $1,103,000.

Net cash provided by operating activities during 2001 was $903,000, primarily due to the net income, the decrease in inventory and increase in accounts payable, offset by an increase in accounts receivable. Accounts receivable increased $837,000 due to increasing POPS program sales during the last few months of 2001. Accounts payable increased $1,152,000 as a result of increasing payments to participating retail stores resulting from increasing Insignia POPS program sales. Inventories decreased $398,000 due to the sale of SIGNright! machines. The Company expects accounts receivable to increase during 2002 as the POPS program continues to grow. The Company also expects inventory levels to remain flat during 2002.

Net cash of $195,000 was used in investing activities in 2001. The net cash decrease was due to the purchase of property and equipment of $275,000, offset by the maturity of marketable securities in the amount of $80,000.

Net cash of $395,000 was provided by financing activities, primarily from the proceeds from the issuance of common stock of $486,000, offset by payments to the line of credit in the amount of $91,000.

The Company anticipates that its working capital needs will remain consistent with prior years. During 2001, the Company entered into a $2 million line of credit agreement with a financial institution.

As of December 31, 2001 there was an outstanding balance on the line of credit of $512,000 and the borrowing availability was approximately $1,500,000. The Company believes that with this line of credit it will have sufficient capital resources to fund its current business operations and anticipated growth for the foreseeable future.


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

   Statements made in this annual report on Form 10-K, in the Company's other SEC filings, in press releases and in oral statements to stockholders and securities analysts, which are not statements of historical or current facts are "forward looking statements." Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words "believes," "expects," "anticipates," "seeks" and similar expressions identify forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to: adverse changes in the sales lift results achieved by the Insignia POPS program; competition from other providers of at-shelf advertising or promotion signage; adverse changes in the number of retailers who participate in the Insignia POPS program; reductions in advertising and promotional expenditures by branded product manufacturers due to changes in economic conditions, marketing strategies or other factors; the receipt of information from both retailers and manufacturers; and adverse changes in the costs of raw materials for producing signs.

BUSINESS REVIEW                                                           PART 2


   ITEM 7A    QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.


   ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




INDEX TO FINANCIAL STATEMENTS

   The following Independent Auditors' Report and Financial Statements thereon are included on the pages indicated:

--------------------------------------------------------------------------------

   Report of Independent Auditors .........................................  11

   Balance Sheets as of December 31, 2001 and 2000 ........................  12

   Statements of Operations for the years ended
           December 31, 2001, 2000 and 1999 ...............................  13

   Statement of Shareholders' Equity for the years ended
           December 31, 2001, 2000 and 1999 ...............................  14

   Statements of Cash Flows for the years ended
           December 31, 2001, 2000 and 1999 ...............................  15

   Notes to Financial Statements ..........................................  16

REPORT OF INDEPENDENT AUDITORS                                            PART 2



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS

   INSIGNIA SYSTEMS, INC.

   We have audited the balance sheets of Insignia Systems, Inc. as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also include the financial statement schedule listed in the index at Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.


/s/ Ernst & Young LLP
Ernst & Young LLP



Minneapolis, Minnesota
February 2, 2002

BALANCE SHEETS                                                            PART 2


AS OF DECEMBER 31                                                              2001            2000
------------------------------------------------------------------------------------------------------
   ASSETS
     CURRENT ASSETS:
       Cash and cash equivalents                                          $  2,209,448    $  1,106,160
       Marketable securities                                                    80,000         160,000
       Accounts receivable - net of $174,000 allowance in 2001
         and $106,000 in 2000                                                2,995,527       2,089,786
       Inventories                                                             843,965       1,242,402
       Prepaid expenses                                                        146,002         216,792
------------------------------------------------------------------------------------------------------
     Total Current Assets                                                    6,274,942       4,815,140
     PROPERTY AND EQUIPMENT:
       Production tooling, machinery and equipment                           1,740,462       1,713,240
       Office furniture and fixtures                                           243,051         201,457
       Computer equipment                                                      517,510         399,447
       Leasehold improvements                                                  266,836         178,796
------------------------------------------------------------------------------------------------------
                                                                             2,767,859       2,492,940
       Accumulated depreciation and amortization                            (2,411,900)     (2,242,887)
------------------------------------------------------------------------------------------------------
       Total Property and Equipment                                            355,959         250,053
------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                         $  6,630,901    $  5,065,193
======================================================================================================

   LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
       Line of credit                                                     $    511,619    $    602,852
       Accounts payable                                                      2,140,452         988,707
       Accrued compensation and benefits                                       509,636         439,795
       Accrued expenses                                                         25,028          34,494
       Deferred revenue                                                        151,214         313,072
       Warranty reserve                                                             --          15,840
       Other                                                                    53,618          58,201
------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                              $  3,391,567    $  2,452,961

------------------------------------------------------------------------------------------------------
   STOCKHOLDERS' EQUITY:
       Common stock, par value $.01:
       Authorized shares - 20,000,000. Issued and outstanding
             shares - 10,614,098 in 2001 and 10,287,371 in 2000                106,141         102,874
       Additional paid-in capital                                           18,017,617      17,524,200
       Unearned compensation                                                        --          (9,588)
       Accumulated deficit                                                 (14,884,424)    (15,005,254)
------------------------------------------------------------------------------------------------------
       Total Stockholders' Equity                                            3,239,334       2,612,232
------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  6,630,901    $  5,065,193
======================================================================================================
                                                                                See accompanying notes

STATEMENT OF OPERATIONS                                                   PART 2


YEAR ENDED DECEMBER 31                                               2001            2000            1999
------------------------------------------------------------------------------------------------------------
   NET SALES                                                    $ 19,933,166    $ 12,830,172    $  9,286,888
   Cost of sales                                                   8,571,771       5,496,131       4,155,391
------------------------------------------------------------------------------------------------------------
     Gross Profit                                                 11,361,395       7,334,041       5,131,497

   OPERATING EXPENSES:
     Sales                                                         7,242,481       5,115,558       3,764,502
     Marketing                                                     1,697,784       1,276,440       1,139,229
     General and administrative                                    2,302,361       1,751,019       1,621,418
------------------------------------------------------------------------------------------------------------
       Total Operating Expenses                                   11,242,626       8,143,017       6,525,149
------------------------------------------------------------------------------------------------------------
         Operating Income (Loss)                                     118,769        (808,976)     (1,393,652)

   OTHER INCOME (EXPENSE):
     Interest income                                                  61,895          85,607          52,472
     Interest expense                                                (69,828)       (122,053)        (89,042)
     Other income (expense)                                            9,994          21,853          18,765
------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                                        $    120,830    $   (823,569)   $ (1,411,457)
------------------------------------------------------------------------------------------------------------
   Net income (loss) per share:
     Basic                                                      $        .01    $       (.08)   $       (.16)
     Diluted                                                    $        .01    $       (.08)   $       (.16)
------------------------------------------------------------------------------------------------------------

   Shares used in calculation of net income (loss) per share:
     Basic                                                        10,470,075       9,879,546       8,827,549
     Diluted                                                      11,539,760       9,879,546       8,827,549
------------------------------------------------------------------------------------------------------------
                                                                                      See accompanying notes

STATEMENT OF SHAREHOLDERS' EQUITY                                         PART 2


                                             COMMON STOCK          ADDITIONAL
                                             ------------           PAID-IN         UNEARNED      ACCUMULATED
                                         SHARES        AMOUNT       CAPITAL       COMPENSATION       DEFICIT         TOTAL
------------------------------------------------------------------------------------------------------------------------------
   Balance at December 31, 1998        8,499,800   $     84,998   $ 15,163,071    $    (47,932)   $(12,770,228)   $  2,429,909
     Employee stock purchase plan         20,030            200         22,234              --              --          22,434
     Exercise of stock options           181,666          1,817        250,474              --              --         252,291
     Exercise of stock warrants          551,450          5,514        577,098              --              --         582,612
     Issuance of common stock
       under META-4 settlement            75,000            750        121,125              --              --         121,875
     Amortization of unearned
       compensation                           --             --             --          19,168              --          19,168
     Net loss                                 --             --             --              --      (1,411,457)     (1,411,457)
------------------------------------------------------------------------------------------------------------------------------
   Balance at December 31, 1999        9,327,946         93,279     16,134,002         (28,764)    (14,181,685)      2,016,832
     Employee stock purchase plan         56,537            566         62,755              --              --          63,321
     Exercise of stock options           135,000          1,350        192,448              --              --         193,798
     Exercise of stock warrants          767,888          7,679      1,068,896              --              --       1,076,575
     Stock option repricing                   --             --         66,099              --              --          66,099
     Amortization of unearned
       compensation                           --             --             --          19,176              --          19,176
     Net loss                                 --             --             --              --        (823,569)       (823,569)
------------------------------------------------------------------------------------------------------------------------------
   Balance at December 31, 2000       10,287,371        102,874     17,524,200          (9,588)    (15,005,254)      2,612,232
     Sale of common stock                 51,735            517        153,394              --              --         153,911
     Exercise of stock options           212,869          2,129        330,351              --              --         332,480
     Exercise of stock warrants           62,123            621           (621)             --              --              --
     Stock option repricing                   --             --         10,293              --              --          10,293
     Amortization of unearned
       compensation                           --             --             --           9,588              --           9,588
     Net income                               --             --             --              --         120,830         120,830
------------------------------------------------------------------------------------------------------------------------------
   Balance at December 31, 2001       10,614,098   $    106,141   $ 18,017,617    $         --    $(14,884,424)   $  3,239,334
==============================================================================================================================
                                                                                                        See accompanying notes

STATEMENT OF CASH FLOW                                                    PART 2


YEAR ENDED DECEMBER 31                                         2001           2000           1999
----------------------------------------------------------------------------------------------------
   OPERATING ACTIVITIES
     Net income (loss)                                     $   120,830    $  (823,569)   $(1,411,457)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                         169,013        150,150        220,071
         Provision for bad debt expense                        (68,971)        35,000             --
         Provision for obsolete inventory                           --        (11,401)        96,000
         Amortization of unearned compensation                   9,588         19,176         19,168
         Stock option repricing                                 10,293         66,099             --
         Loss on sale of equipment                                  --          3,791             --
         Issuance of stock for litigation settlement                --             --        121,875
         Changes in operating assets and liabilities:
            Accounts receivable                               (836,770)      (821,699)        (1,133)
            Inventories                                        398,437        (13,217)      (103,284)
            Prepaid expenses                                    70,791       (142,654)       113,646
            Accounts payable                                 1,151,744        601,311       (131,133)
            Accrued compensation and benefits                   69,840        230,779         32,270
            Deferred revenue                                  (161,858)       (80,248)       (79,277)
            Warranty reserve                                   (15,840)            --        (10,000)
            Accrued expenses and other                         (14,049)       (39,315)      (126,775)
----------------------------------------------------------------------------------------------------
     Net Cash Provided By (Used in) Operating Activities       903,048       (825,797)    (1,260,029)

   INVESTING ACTIVITIES
     Purchases of property and equipment                      (274,919)      (184,693)      (169,266)
     Purchase of marketable securities                              --       (160,000)            --
     Maturities of marketable securities                        80,000        240,000        858,167
----------------------------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                    (194,919)      (104,693)       688,901

   FINANCING ACTIVITIES
     Net change in line of credit                              (91,233)      (204,168)       807,020
     Proceeds from issuance of common stock                    486,392      1,333,694        857,337
     Principal payments on long-term debt                           --        (81,967)      (104,138)
----------------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities                 395,159      1,047,559      1,560,219
----------------------------------------------------------------------------------------------------
     Increase in Cash and Cash Equivalents                   1,103,288        117,069        989,091
     Cash and Cash Equivalents at Beginning of Year          1,106,160        989,091             --
----------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents at End of Year              $ 2,209,448    $ 1,106,160    $   989,091
----------------------------------------------------------------------------------------------------
                                                                              See accompanying notes

NOTES TO FINANCIAL STATEMENTS                                             PART 2


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

   DESCRIPTION OF BUSINESS. Insignia Systems, Inc. (the "Company") markets in-store promotional programs and services to retailers and consumer goods manufacturers. The Company's products include the Insignia Point-Of-Purchase Services (POPS) in-store promotion program, thermal sign card supplies for the Company's SIGNright! and Impulse systems, Stylus software and laser printable cardstock and label supplies.

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

   INCOME TAXES. Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax basis of assets and liabilities.

   STOCK-BASED COMPENSATION. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   IMPAIRMENT OF LONG-LIVED ASSETS. The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

   USE OF ESTIMATES. The preparation of financial statements in conformity with auditing principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

   NET INCOME (LOSS) PER SHARE. Basic income (loss) per share is computed by dividing the net income by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all diluted potential common shares outstanding during the year. In 2000 and 1999, diluted loss per share for the Company is the same as basic earnings per share because the effect of options and warrants is anti-dilutive.

NOTES TO FINANCIAL STATEMENTS                                             PART 2


                                                    2001           2000            1999
------------------------------------------------------------------------------------------
Denominator for basic net income (loss) per
   share -- weighted average shares              10,470,075      9,879,546       8,827,549

Effect of dilutive securities:
   Stock options and warrants                     1,069,695             --              --

Denominator for diluted net income (loss) per
   share -- adjusted weighted average shares     11,539,760      9,879,546       8,827,549

   ADVERTISING COSTS. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $971,838, $762,757, and $259,018 in 2001, 2000 and 1999, respectively.

   RESEARCH AND DEVELOPMENT. Research and development expenditures are charged to operations as incurred.

   RECLASSIFICATION. Certain reclassifications have been made to the Fiscal Year 2000 and Fiscal Year 1999 financial statements to conform to the Fiscal Year 2001 presentation.

2. MARKETABLE SECURITIES.

   Marketable securities consist of a certificate of deposit, which is pledged as collateral for the building lease agreement (see Note 8). Investments are classified as available-for-sale and are stated at amortized cost which approximates fair market value. As a result no unrealized gains or losses were recognized at December 31, 2001 and 2000.

3. FINANCING AGREEMENTS AND LONG-TERM DEBT.

   The Company has a $2 million line of credit with a finance institution against which $511,619 was outstanding at December 31, 2001. The credit agreement provides that the minimum amount of interest due and payable in any month under the line of credit agreement will be not less than $3,125. The line of credit agreement accrues interest at a rate of 2.5% over the bank's reference rate (the reference rate was 5.5% at December 31, 2001) per annum and expires on December 31, 2002. The Company pledged as security all inventory, accounts receivable, equipment and general intangibles. The carrying amount of the Company's debt instruments approximates fair value.

   In 1995, the Company borrowed $500,000 and pledged certain printing press assets and U.S. Treasury Debt Securities as collateral against this facility. During 1999, the securities were released under terms of the agreement. The loan which accrues interest at a rate of 10.05% per annum expired and was repaid in its entirety in August 2000. Cash paid during the year for interest was $69,828, $122,053 and $89,042 in 2001, 2000, and 1999, respectively.

4. SHAREHOLDERS' EQUITY.

   In June 1998, the Company issued 1,600,000 shares of its common stock and warrants to purchase additional 800,000 shares of common stock. 634,000 of these warrants were exercised prior to 2001. During 2001, 4,904 warrants were exercised and 1,096 were cancelled and at December 31, 2001, 160,000 of these warrants remain exercisable at $1.625 per share and expire June 2002.

   In 1998, the Company issued three year warrants to outside consultants to purchase 70,000 shares of common stock at $1.625 per share. The Company valued these warrants at $58,100 and is recognizing consulting expense associated with these warrants over the vesting period. The Company recognized expenses of $9,588, $19,176 and $19,168 in 2001, 2000 and 1999,
   respectively, associated with these warrants. During 2001, 57,219 of these warrants were exercised and 12,781 of these warrants were cancelled.

   During 2000, various warrant holders exercised 767,888 warrants to purchase shares of the Company's common stock at prices ranging from $1.25 to $2.125. The Company received proceeds of $1,076,575 as a result of these warrant exercises.

NOTES TO FINANCIAL STATEMENTS                                             PART 2


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

   In May 1999, the Company issued warrants to non-employee Board members to purchase a total of 150,000 shares of Common Stock in recognition for services performed as Board members of the Company. The warrants are exercisable at $2.00 per share and expire on September 28, 2004.

   During 1995, the Company issued five year warrants to an outside consultant to purchase 1,000 shares of common stock at $1.50 per share. The warrants were exercised in 2000.

   The Company repriced certain stock options resulting in compensation expense of $10,293 and $66,099, in 2001 and 2000, respectively.

5. STOCK OPTIONS.

   STOCK OPTION PLAN. The Company has a stock option plan (the Plan) for its employees and directors. Under the terms of the Plan, the Company grants incentive stock options to employees at an exercise price at or above 100% of fair market value on the date of grant. The Plan also allows the Company to grant non-qualified options at an exercise price of less than 100% of fair market value at the date of grant. The stock options expire five or ten years after the date of grant and typically vest in one-third increments on the first, second and third anniversaries of the grant date.

   The following tables summarizes activity under the plan:

                                                                 PLAN SHARES         PLAN            WEIGHTED
                                                                  AVAILABLE         OPTIONS      AVERAGE EXERCISE
                                                                  FOR GRANT       OUTSTANDING    PRICE PER SHARE
-----------------------------------------------------------------------------------------------------------------
  Balance at December 31, 1998                                     117,109         1,111,000        $     1.54
     Reserved                                                      250,000                --                --
     Granted                                                      (455,500)          455,500              1.31
     Exercised                                                          --          (181,666)             1.39
     Cancelled                                                     100,834          (100,834)             2.61
-----------------------------------------------------------------------------------------------------------------
  Balance at December 31, 1999                                      12,443         1,284,000              1.38
     Reserved                                                      200,000                --                --
     Granted                                                      (261,600)          261,600              4.84
     Exercised                                                          --          (135,000)             1.44
     Cancelled                                                      54,350           (54,350)             1.50
-----------------------------------------------------------------------------------------------------------------
   Balance at December 31, 2000                                      5,193         1,356,250              2.04
     Reserved                                                      500,000                --                --
     Granted                                                      (582,600)          582,600              7.52
     Exercised                                                          --          (212,869)             1.56
     Cancelled                                                     129,165          (129,165)             6.58
-----------------------------------------------------------------------------------------------------------------
   Balance at December 31, 2001                                     51,758         1,596,816        $     3.74
-----------------------------------------------------------------------------------------------------------------
   The number of options exercisable under the Plan were:
     December 31, 1999                                             610,503
     December 31, 2000                                             849,994
     December 31, 2001                                             911,294

NOTES TO FINANCIAL STATEMENTS                                             PART 2


   The following table summarizes information about the stock options outstanding at December 31, 2001:

                                      OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                     --------------------------------------------------  ----------------------------------
                                         WEIGHTED          WEIGHTED                            WEIGHTED
       RANGES OF                          AVERAGE           AVERAGE           NUMBER            AVERAGE
       EXERCISE         NUMBER           REMAINING       EXERCISE PRICE    EXERCISABLE AT    EXERCISE PRICE
        PRICES       OUTSTANDING     CONTRACTUAL LIFE      PER SHARE     DECEMBER 31, 2001     PER SHARE
-----------------------------------------------------------------------------------------------------------
   $ 1.50 - $ 4.00       36,200      Less than 1 year        $3.11            36,066              $3.11
-----------------------------------------------------------------------------------------------------------
     1.06 -   2.38      652,000        1 to 2 years           1.32           601,500               1.28
-----------------------------------------------------------------------------------------------------------
     0.75 -   1.50      203,916        2 to 3 years           1.28           122,252               1.30
-----------------------------------------------------------------------------------------------------------
     4.00 -   4.28      137,834        3 to 4 years           4.28            50,829               4.28
-----------------------------------------------------------------------------------------------------------
     4.00 -   9.38      566,866        4 to 10 years          7.31           100,647               6.08
-----------------------------------------------------------------------------------------------------------
   $ 0.75 - $ 9.38    1,596,816           3 years            $3.74           911,294              $2.05
-----------------------------------------------------------------------------------------------------------

   Options outstanding under the Plan expire at various dates during the period February 2002 through December 2011.

   The weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $4.63, $2.58, and $0.76, respectively.

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

   Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999: risk-free interest rate of 5.12%, 6.0% and 6.0%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .898, .766, and .917, respectively, and a weighted average expected life of the option of three years.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                               2001               2000              1999
--------------------------------------------------------------------------------
   Proforma
      net loss            $  (540,434)     $(1,323,099)     $(1,726,999)

   Pro forma
      net loss per
      common
      share               $      (.05)     $      (.13)     $      (.20)


   The pro forma effect on the net loss for 2001, 2000 and 1999 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

NOTES TO FINANCIAL STATEMENTS                                             PART 2


6. EMPLOYEE STOCK PURCHASE PLAN.

   The Company adopted an Employee Stock Purchase Plan (the Plan) effective January 1, 1993. The Plan enables employees to contribute up to 10% of their compensation toward the purchase of the Company's common stock at 85% of market value. In 2001, 2000, and 1999, employees purchased 51,735, 56,537, and 20,030 shares, respectively, under the Plan. At December 31, 2001, 222,639 shares are reserved for future employee purchases of common stock under the Plan.

7. INCOME TAXES.

   At December 31, 2001, the Company had net operating loss carryforwards of approximately $15,100,000 which are available to offset future taxable income. These carryforwards are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if an ownership change has occurred as defined by Internal Revenue Code Section
   382. These carryforwards will begin expiring in 2005.

   The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings.

   The Company will continue to assess the valuation allowance and to the extent it is determined that said allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized in the future. Included as part of the Company's net operating loss carryforwards are approximately $600,000 in tax deductions that resulted from the exercise of stock options. When these loss carryforwards are realized the corresponding changes in valuation allowance will be recorded as additional paid-in capital.

   Significant components of the deferred tax assets are as follows:


AS OF DECEMBER 31                                      2001            2000
--------------------------------------------------------------------------------
   Deferred Tax Assets
        Net operating loss carryforwards           $ 5,588,300     $ 5,360,600
        Depreciation                                    49,400          83,800
        Accounts receivable allowance                   64,500          39,300
        Inventory reserve                               64,300          41,500
        Other                                           20,500          21,000
--------------------------------------------------------------------------------
        Net deferred tax assets before valuation
          allowance                                  5,787,000       5,546,200
        Less valuation allowance                    (5,787,000)     (5,546,200)
--------------------------------------------------------------------------------
        Net deferred tax assets                    $        --     $        --
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS                                             PART 2


8. LEASES.

   The Company leases its office space under a five year operating lease. The term of the operating lease is January 1, 1999 through March 31, 2004. The future noncancelable lease payments, exclusive of costs associated with the landlord operating costs, due on the operating lease as of December 31, 2001 are as follows:


                   2002                                 $  259,814
                   2003                                    259,814
                   2004                                     64,953
--------------------------------------------------------------------------------
                                                        $  584,581
================================================================================

   The Company incurred approximately $399,268, $308,869, and $253,000 in rent expense in 2001, 2000 and 1999, respectively.

9. EMPLOYEE BENEFIT PLANS.

   The Company has a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer up to 15% of their income on a pre-tax basis through contributions to the plan. The Company may make matching contributions with respect to salary deferral at a percentage to be determined by the Company each year. In 2001 and 2000, the Company made no matching contributions.

10. CUSTOMER SALES.

   No single customer represented a significant portion of total sales. Export sales accounted for 4%, 8%, and 16% of total sales in 2001, 2000 and 1999, respectively.

11. SOURCE OF SUPPLY.

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

12. LITIGATION.

   In August 2000, News America Marketing In-Store, Inc., (News America) brought suit against the Company in U.S. District Court in New York, New York. The complaint alleges that News America has exclusive promotional agreements with certain grocery store retailers and that the promotional agreements prevented those retailers from contracting for the Company's POPS program. The complaint also accuses the Company of unfair competition, false advertising and interfering with business relationships. The Company has denied any wrongful or improper action and brought a counterclaim against News America. This complaint alleges that News America has engaged in anti-competitive practices and is attempting to use its dominant position in the market to stifle competition and that News America's use of exclusive dealing clauses and other anti-competitive behavior violate the anti-trust laws and are unenforceable. The case is in the discovery phase.

   After consulting with legal counsel, management believes the litigation will not have a material adverse effect on the Company's ongoing business and revenue.

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

NOTES TO FINANCIAL STATEMENTS                                             PART 2


13. Quarterly Financial Data.

   (Unaudited)

Quarterly data for 2001 and 2000 was as follows:

YEAR ENDED DECEMBER 31, 2001       1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
--------------------------------------------------------------------------------------------
  Net sales                        $ 5,147,500    $ 4,625,223    $ 3,997,460    $ 6,162,983
  Gross profit                       2,928,967      2,659,885      2,247,178      3,525,365
  Net income (loss)                    301,127        (99,173)      (492,523)       411,399
--------------------------------------------------------------------------------------------
Earnings (loss) per share:
  Basic                            $       .03    $      (.01)   $      (.05)   $       .04
  Diluted                          $       .03    $      (.01)   $      (.05)   $       .04

YEAR ENDED DECEMBER 31, 2000       1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
--------------------------------------------------------------------------------------------
  Net sales                        $ 2,878,226    $ 3,047,996    $ 2,863,480    $ 4,040,470
  Gross profit                       1,573,249      1,634,535      1,691,342      2,434,915
  Net loss                            (253,806)      (248,896)      (295,331)       (25,536)
--------------------------------------------------------------------------------------------
Earnings (loss) per share:
  Basic                            $      (.03)   $      (.03)   $      (.03)   $        --
  Diluted                          $      (.03)   $      (.03)   $      (.03)   $        --


   ITEM 9     DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURES

   None.


PART 3

   ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning Executive Officers of the Company is included in this Annual Report in Item 4A under the caption "Executive Officers of the Registrant." The information required by Item 10 concerning the directors of the Company is incorporated herein by reference to the Company's proxy statement for its 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


   ITEM 11    EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated herein by reference to the Company's proxy statement for its 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


   ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated by reference to the Company's proxy statement for its 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


   ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated by reference to the Company's proxy statement for its 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

EXHIBITS                                                                  PART 4


PART 4

   ITEM 14    EXHIBITS, SCHEDULE AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT                                                                       PAGE NUMBER OR INCORPORATION
NUMBER                         DESCRIPTION                                           BY REFERENCE TO
---------------------------------------------------------------------------------------------------------------------
 3.1   Articles of Incorporation of Registrant,                      Exhibit 3.1 of the Registrant's Registration
       as amended to date                                            Statement of Form S-18, Reg. No. 33-40765C

 3.2   By laws, as amended to date                                   Exhibit 3.2 of the Registrant's Registration
                                                                     Statement of Form S-18, Reg. No. 33-40765C

 4.1   Specimen Common Stock Certificate                             Exhibit 4.1 of the Registrant's Registration
       of Registrant                                                 Statement of Form S-18, Reg. No. 33-40765C

10.1   License Agreement between Thomas and Lawrence McGourty        Exhibit 10.1 of the Registrant's Registration
       and the Company dated January 23, 1990, as amended            Statement of Form S-18, Reg. No. 33-40765C

10.2   Barcode License and Support Agreement between Thomas          Exhibit 10.2 of the Registrant's Registration
       and Lawrence McGourty and the Company dates January 23, 1990  Statement of Form S-18, Reg. No. 33-40765C

10.3   The Company's 1990 Stock Plan, as amended                                          26

10.6   Lease Agreement between Plymouth Partners II,                 Exhibit 10.6 of the Registrant's Annual Report on
       and the Company, dated October 5, 1998                        Form 10-K for the year ended December 31, 1998

10.9   Employee Stock Purchase Plan, as amended                      Exhibit 10.9 of the Registrant's Annual Report on
                                                                     Form 10-K for the year ended December 31, 2000

10.15  Loan Amendment between Itasca Business Credit, Inc. and the                        27
       Company dated December 20, 2001

23     Consent of Ernst & Young                                                           32

25     Power of Attorney (See signature page of this Form 10-K)                           25


(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Registrant during 2001.

VALUATION AND QUALIFYING ACCOUNT                                          PART 4


SCHEDULE II   VALUATION AND QUALIFYING ACCOUNT


                                               BALANCE AT   CHARGED TO                       BALANCE
                                               BEGINNING     COSTS AND      DEDUCTIONS      AT END OF
          DESCRIPTION                          OF PERIOD     EXPENSES        DESCRIBE        PERIOD
-----------------------------------------------------------------------------------------------------
Year ended December 31, 2001
   Allowance for doubtful accounts             $ 106,242    $  69,500       $   1,548(1)    $ 174,194
   Provision for normal returns and rebates       15,840           --          15,840(2)           --
   Provision for obsolete inventory               67,209       33,000          53,844(3)       46,365
-----------------------------------------------------------------------------------------------------
Year ended December 31, 2000
   Allowance for doubtful accounts                70,917       45,000           9,675(1)      106,242
   Provision for normal returns and rebates       15,840                                       15,840
   Provision for obsolete inventory               61,960       91,000          85,751(3)       67,209
-----------------------------------------------------------------------------------------------------
Year ended December 31, 1999
   Allowance for doubtful accounts                96,350                       25,433(1)       70,917
   Provision for normal returns and rebates       25,842                       10,002(2)       15,840
   Provision for obsolete inventory               89,506       96,000         123,546(3)       61,960
-----------------------------------------------------------------------------------------------------


(1) Uncollectable accounts written off, net of recoveries.

(2) Credited to income.

(3) Inventory scrapped and disposed of.

SIGNATURES                                                                PART 4


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   By:            /s/ Scott Drill
       -------------------------------------
                  Scott Drill
                  President and CEO

   Dated:         March 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


POWER OF ATTORNEY

   Each person whose signature appears below constitutes and appoints John R. Whisnant his true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


        SIGNATURE                                        TITLE                                   DATE
-------------------------------------------------------------------------------------------------------------
/s/ Gary L. Vars               Chairman, Executive Vice President and                       March 22, 2002
------------------------       General Manager, POPS Division
Gary L. Vars

/s/ Scott Drill                President and Chief Executive                                March 22, 2002
------------------------       Officer (principal executive officer)
Scott Drill

/s/ John R. Whisnant           Vice President of Finance, Chief Financial                   March 22, 2002
------------------------       Officer and Acting Secretary (principal financial officer)
John R. Whisnant

/s/ G. L. Hoffman              Director                                                     March 22, 2002
------------------------
G. L. Hoffman

/s/ Erwin A. Kelen             Director                                                     March 22, 2002
------------------------
Erwin A. Kelen

/s/ W. Robert Ramsdell         Director                                                     March 22, 2002
------------------------
W. Robert Ramsdell

/s/ Gordon F. Stofer           Director                                                     March 22, 2002
------------------------
Gordon F. Stofer

/s/ Frank D. Trestman          Director                                                     March 22, 2002
------------------------
Frank D. Trestman


25