Form 10-Q
period 2002-03-31
INSIGNIA SYSTEMS INC/MN
filed 2002-04-25
CIK 875355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended:            March 31, 2002
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

Common Stock, $.01 Per Value -- 10,727,070 shares as of April 23, 2002.

                                    Total number of pages:  7

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements (Unaudited)

          Balance Sheets -- March 31, 2002 and December 31, 2001

          Statements of Operations -- Three months ended March 31, 2002 and 2001

          Statements of Cash Flows -- Three months ended March 31, 2002 and 2001

          Notes to Financial Statements -- March 31, 2002

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



SIGNATURES

Part I. Financial Information
Item 1. Financial Statements

                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                       March 31,      December 31,
ASSETS                                                                   2002             2001
-----------------------------------------------------------------    ------------     ------------
                                                                      (UNAUDITED)        (NOTE)
CURRENT ASSETS:
     Cash and cash equivalents                                       $  2,096,778     $  2,209,448
     Marketable securities                                                 80,000           80,000
     Accounts receivable - net of $188,453 allowance                    3,457,215        2,995,527
     Inventories                                                          887,111          843,965
     Prepaid expenses and other                                           370,720          146,002
                                                                     ------------     ------------
       TOTAL CURRENT ASSETS                                             6,891,824        6,274,942

PROPERTY AND EQUIPMENT:
     Production tooling, machinery and equipment                        1,747,163        1,740,462
     Office furniture and fixtures                                        243,051          243,051
     Computer equipment                                                   577,525          517,510
     Leasehold improvements                                               269,426          266,836
                                                                     ------------     ------------
                                                                        2,837,165        2,767,859
     Accumulated depreciation and amortization                         (2,453,648)      (2,411,900)
                                                                     ------------     ------------
       TOTAL PROPERTY AND EQUIPMENT                                       383,517          355,959
                                                                     ------------     ------------
           TOTAL ASSETS                                              $  7,275,341     $  6,630,901
                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                   1,536,308     $  2,140,452
     Accrued compensation and benefits                                    303,734          509,636
     Accrued expenses                                                   1,066,736          176,242
     Line of credit                                                       319,806          511,619
     Other                                                                 47,353           53,618
                                                                     ------------     ------------
       TOTAL CURRENT LIABILITIES                                        3,273,937        3,391,567

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01; authorized--20,000,000 shares;
       issued and outstanding March 31, 2002--10,717,070 shares;
       December 31, 2001--10,614,098 shares                               107,171          106,141
     Additional paid-in capital                                        18,458,752       18,017,617
     Accumulated deficit                                              (14,564,519)     (14,884,424)
                                                                     ------------     ------------
       TOTAL STOCKHOLDERS' EQUITY                                       4,001,404        3,239,334
                                                                     ------------     ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $  7,275,341     $  6,630,901
                                                                     ============     ============


Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31
                                                           -----------------------------
                                                               2002              2001
                                                           ------------     ------------
NET SALES                                                  $  6,015,117     $  5,147,500
Cost of Sales                                                 2,477,178        2,218,533
                                                           ------------     ------------
    GROSS PROFIT                                              3,537,939        2,928,967

OPERATING EXPENSES:
    Sales                                                     2,119,097        1,656,943
    Marketing                                                   476,953          428,444
    General and Administrative                                  614,839          536,893
                                                           ------------     ------------
       TOTAL OPERATING EXPENSES                               3,210,889        2,622,280
                                                           ------------     ------------
           OPERATING INCOME                                     327,050          306,687

Other Income (Expense):
     Interest Income                                             10,442           18,016
     Interest Expense                                           (13,869)         (19,185)
     Other Income (Expense)                                       5,072              684
                                                           ------------     ------------
       PRE-TAX INCOME                                           328,695          306,202

Provision For Income Tax                                          8,790            5,075
                                                           ------------     ------------
         NET INCOME                                        $    319,905     $    301,127
                                                           ============     ============

Basic Earnings Per Share                                   $       0.03     $       0.03
                                                           ============     ============
Diluted Earnings Per Share                                 $       0.03     $       0.03
                                                           ============     ============

Shares used in calculation of earnings per share:
   Basic                                                     10,700,131       10,362,771
                                                           ============     ============
   Diluted                                                   11,773,798       11,651,449
                                                           ============     ============

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended
                                                                   March 31
                                                         -----------------------------
                                                             2002             2001
                                                         ------------     ------------
OPERATING ACTIVITIES:
     Net income                                          $    319,905     $    301,127
     Non-cash expenses included in income:
         Depreciation and amortization                         41,748           39,984
         Provision for bad debt expense                       (15,000)          45,000
         Amortization of unearned compensation                      0            2,876
     Changes in operating assets and liabilities:
         Accounts receivable                                 (446,688)      (1,098,246)
         Inventories                                          (43,146)         (30,730)
         Prepaids and other                                  (224,718)         126,378
         Accounts payable                                    (298,395)         702,403
         Accrued compensation and benefits                   (205,902)        (193,710)
         Deferred revenue                                      (6,265)         527,103
         Other accrued expenses                               584,745          (52,952)
                                                         ------------     ------------
                NET CASH USED IN OPERATING ACTIVITIES        (293,716)         369,233

INVESTING ACTIVITIES:
     (Purchase) Sale of property and equipment                (69,306)         (64,748)
                                                         ------------     ------------
         NET CASH PROVIDED BY INVESTING ACTIVITIES            (69,306)         (64,748)

FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                   442,165          227,228
     Proceeds from (payment to) credit line                  (191,813)        (163,057)
                                                         ------------     ------------
         CASH PROVIDED BY FINANCING ACTIVITIES                250,352           64,171
                                                         ------------     ------------

          INCREASE (DECREASE) IN CASH AND EQUIVALENTS        (112,670)         368,656

Cash and cash equivalents at beginning of period            2,209,448        1,106,160
                                                         ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  2,096,778     $  1,474,816
                                                         ============     ============

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2001.





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                      (First Quarter Ended March 31, 2002)

RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the first quarter ended March 31, 2002 were $6,015,000, an increase of 17%, compared to net sales of $5,148,000 for the first quarter of 2001. Revenue from the Insignia POPS program was $4,811,000 in the first quarter of 2002, compared to $3,777,000 in the first quarter of 2001. As of March 31, 2002 the Company had approximately 6,433 grocery stores and 3,559 drug stores under contract of which 6,336 grocery stores are on-line for the POPS program. The Company anticipates substantial growth in the POPS program revenue area as additional stores are put on-line and additional retailers decide to join the POPS program. Sign card sales decreased 10% from $708,000 in the first quarter of 2001 to $638,000 in the first quarter of 2002. Printing sales decreased 3% from $377,000 in the first quarter of 2001 to $365,000 in the first quarter of 2002. Stylus software sales and maintenance decreased 31% from $128,000 in the first quarter of 2001 to $88,000 in the first quarter of 2002. Machine, maintenance and accessories sales were $120,000 in the first quarter of 2001 and $120,000 in the first quarter of 2002.

GROSS PROFIT. The Company's gross profit for the first quarter of 2001 increased 21% to $3,538,000, compared to $2,929,000 for the first quarter of 2001. Gross profit as a percentage of net sales was 59% in the first quarter of 2002, compared to 57% for the first quarter of 2001. The increase in gross profit in 2001 was due to a higher proportion of sales of POPS program sales which has a higher margin than most of the Company's other products.

OPERATING EXPENSES. Operating expenses increased 22% in the first quarter of 2002 from $2,622,000 to $3,211,000. Sales expenses increased 28% from $1,657,000 to $2,119,000. This increase reflects additional POPS program salaries and commissions incurred in the sales area during the first quarter of 2002. Marketing expenses increased 11% from $428,000 to $477,000. This increase reflects the additional POPS program promotional efforts during the first quarter of 2002. General and Administrative expenses increased 15% from $537,000 to $615,000. This increase reflects an increase in rent and legal expenses.

NET INCOME. The Company had a net income of $320,000, or $0.03 per share for the first quarter of 2002, compared to a net income of $301,000, or $0.03 per share for the first quarter of 2001. The net income for the first quarter of 2002 was the due primarily to the increase in revenues in the POPS program, offset by additional POPS related operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, working capital was $3,698,000, compared to $2,883,000 at December 31, 2001. Cash and cash equivalents decreased $113,000 to $2,097,000 at March 31, 2002, primarily due to an increase in accounts receivable and prepaids and a decrease in accounts payable, accrued compensation and payments to the credit line, offset by the net income plus proceeds from the issuance of common stock and increases in accrued expenses.

The Company anticipates that its working capital needs will continue to increase due to the expected growth in the POPS program business. However, the Company has a $2 million line of credit agreement with a finance corporation against which $320,000 was outstanding as of March 31, 2002, and the Company believes that it will have sufficient capital resources to finance its current business operations and anticipated growth for the foreseeable future.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 24, 2002                    Insignia Systems, Inc.
                                     -------------------------------------------
                                               (Registrant)

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