Form 10-Q
period 2002-06-30
INSIGNIA SYSTEMS INC/MN
filed 2002-07-31
CIK 875355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended:             June 30, 2002
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

Common Stock, $.01 Per Value -- 10,906,765 shares as of July 20, 2002.

                                                        Total number of pages: 9

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Balance Sheets - June 30, 2002 and December 31, 2001

         Statements of Operations - Three months ended June 30, 2002 and 2001; Six months ended June 30, 2002 and 2001

         Statements of Cash Flows -- Six months ended June 30, 2002 and 2001

         Notes to Financial Statements - June 30, 2002

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 3.  Quantative and Qualitive Disclosures About Market Risk



PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part I.  Financial Information
Item 1.  Financial Statements

                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                         June 30,         December 31,
ASSETS                                                                     2002               2001
-----------------------------------------------------------------      ------------       ------------
                                                                        (UNAUDITED)          (NOTE)
CURRENT ASSETS:
     Cash and cash equivalents                                         $  2,661,123       $  2,209,448
     Marketable securities                                                        0             80,000
     Accounts receivable - net of $218,511 allowance                      3,471,849          2,995,527
     Inventories                                                            829,319            843,965
     Prepaid expenses and other                                             385,273            146,002
                                                                       ------------       ------------
       TOTAL CURRENT ASSETS                                               7,347,564          6,274,942

PROPERTY AND EQUIPMENT:
     Production tooling, machinery and equipment                          1,753,281          1,740,462
     Office furniture and fixtures                                          243,051            243,051
     Computer equipment                                                     589,285            517,510
     Leasehold improvements                                                 275,292            266,836
                                                                       ------------       ------------
                                                                          2,860,909          2,767,859
     Accumulated depreciation and amortization                           (2,486,636)        (2,411,900)
                                                                       ------------       ------------
       TOTAL PROPERTY AND EQUIPMENT                                         374,273            355,959
                                                                       ------------       ------------
           TOTAL ASSETS                                                $  7,721,837       $  6,630,901
                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                     1,566,054       $  2,140,452
     Accrued compensation and benefits                                      473,103            509,636
     Accrued expenses                                                       635,301             25,028
     Deferred revenue                                                       206,916            151,214
     Line of credit                                                         317,310            511,619
     Other                                                                   75,007             53,618
                                                                       ------------       ------------
       TOTAL CURRENT LIABILITIES                                          3,273,691          3,391,567


STOCKHOLDERS' EQUITY:
     Common stock, par value $.01; authorized--20,000,000 shares;
       issued and outstanding June 30, 2002--10,906,765 shares;
       December 31, 2001--10,614,098 shares                                 109,068            106,141
     Additional paid-in capital                                          18,701,884         18,017,617
     Accumulated deficit                                                (14,362,806)       (14,884,424)
                                                                       ------------       ------------
       TOTAL STOCKHOLDERS' EQUITY                                         4,448,146          3,239,334
                                                                       ------------       ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $  7,721,837       $  6,630,901
                                                                       ============       ============

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended                    Six Months Ended
                                                    June 30                               June 30
                                        -------------------------------       -------------------------------
                                            2002               2001               2002               2001
                                        ------------       ------------       ------------       ------------
NET SALES                               $  5,822,882       $  4,625,223       $ 11,837,999       $  9,772,723
Cost of Sales                              2,133,384          1,965,338          4,610,562          4,183,871
                                        ------------       ------------       ------------       ------------
     GROSS PROFIT                          3,689,498          2,659,885          7,227,437          5,588,852

OPERATING EXPENSES:
    POPS Program                           1,806,328          1,457,001          3,600,766          2,787,206
    Sales                                    302,231            307,054            626,890            633,792
    Marketing                                623,135            516,291          1,100,088            944,735
    General & Administrative                 662,451            491,719          1,277,290          1,028,612
                                        ------------       ------------       ------------       ------------
       TOTAL OPERATING EXPENSES            3,394,145          2,772,065          6,605,034          5,394,345
                                        ------------       ------------       ------------       ------------
           OPERATING INCOME (LOSS)           295,353           (112,180)           622,403            194,507

OTHER INCOME (EXPENSE):
    Interest Income                           12,645             18,509             23,087             36,525
    Interest Expense                         (14,829)           (19,067)           (28,698)           (38,252)
    Other Income (Expense)                  (100,853)            24,140            (95,781)            24,824
                                        ------------       ------------       ------------       ------------
PRE-TAX INCOME (LOSS)                        192,316            (88,598)           521,011            217,604

Provision for Income Tax                      (9,397)            10,575               (607)            15,650
                                        ------------       ------------       ------------       ------------
           NET INCOME (LOSS)            $    201,713       $    (99,173)      $    521,618       $    201,954
                                        ============       ============       ============       ============

Basic Earnings (Loss) per share         $       0.02       $      (0.01)      $        .05       $       0.02
                                        ============       ============       ============       ============
Diluted Earnings (Loss) per share       $       0.02       $      (0.01)      $        .04       $       0.02
                                        ============       ============       ============       ============

Shares used in calculation of net
income (loss) per share:
   Basic                                  10,801,128         10,401,404         10,750,602         10,381,673
                                        ============       ============       ============       ============
   Diluted                                11,744,213         10,401,404         11,670,733         11,648,003
                                        ============       ============       ============       ============

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended
                                                                              June 30
                                                                  -----------------------------
                                                                      2002              2001
                                                                  -----------       -----------
OPERATING ACTIVITIES:
     Net income (loss)                                            $   521,618       $   201,954
     Non-cash expenses included in income (loss):
         Depreciation and amortization                                 74,736            84,928
         Provision for bad debt expense                               (42,000)            9,948
         Amortization of unearned compensation                              0             5,753

     Changes in operating assets & liabilities:
             Accounts receivable                                     (434,322)         (510,206)
             Inventories                                               14,646           240,201
             Prepaids and other                                       (74,271)          121,090
             Accounts payable                                        (574,398)          474,297
             Accrued compensation and benefits                        (36,533)          (39,691)
             Deferred revenue                                          55,702            43,488
             Accrued expenses and other                               631,662           (86,427)
                                                                  -----------       -----------
         NET CASH USED IN OPERATING ACTIVITIES                        136,840           545,335

INVESTING ACTIVITIES:
     (Purchase) Sale of property and equipment                        (93,050)         (143,775)
     (Purchase) Sale of marketable securities                          80,000            80,000
                                                                  -----------       -----------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (13,050)          (63,775)

FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                           522,194           262,735
     Proceeds (to) from credit line                                  (194,309)          (92,092)
                                                                  -----------       -----------
         CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              327,885           170,643
                                                                  -----------       -----------

         INCREASE (DECREASE) IN CASH & EQUIVALENTS                    451,675           652,203
Cash and equivalents at beginning of period                         2,209,448         1,106,160
                                                                  -----------       -----------

         CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 2,661,123       $ 1,758,363
                                                                  ===========       ===========

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2001.


NOTE B -- INVENTORIES

Inventories consist primarily of Finished Goods on site.


Item 2. Managements Discussion and Analysis of Results of Operations and Financial Condition

                      (Second Quarter Ended June 30, 2002)

RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the second quarter ended June 30, 2002 were $5,823,000, an increase of 26%, compared to net sales of $4,625,000 for the second quarter of 2001. For the six months ended June 30, 2002, net sales were $11,838,000, an increase of 21% compared to net sales of $9,773,000 for the first half of 2001. POPS program sales increased 37% from $6,833,000 in the first half of 2001 to $9,348,000 for the first half of 2002. Thermal sign card sales decreased 13% from $1,479,000 during the first half of 2001 to $1,280,000 in the first half of 2002. Printing sales decreased 10% from $858,000 in the first half of 2001 to $769,000 in the first half of 2002.

GROSS PROFIT. The Company's gross profit for the second quarter of 2002 increased 39% to $3,689,000, compared to $2,660,000 for the second quarter of 2001. Gross profit for the first six months of 2002 increased 29% to $7,227,000, compared to $5,589,000 for the first half of 2001. The increase in gross profit for the second quarter and the first six months of 2002 is primarily due to the increase in the POPS program sales. Gross profit as a percentage of net sales was 63.4% for the second quarter of 2002, compared to 57.5% for the second quarter of 2001, and was 61.1% for the first six months of 2002, compared to 57.2% for the first half of 2001.

OPERATING EXPENSES. Operating expenses increased 22% in the second quarter of 2002 compared to the second quarter of 2001. Sales expenses decreased 2% for the second quarter of 2002, compared to the second quarter of 2001. Marketing expenses increased 21% for the second quarter of 2002, compared to the second quarter of 2001. This increase was due primarily to additional sign promotional expenses incurred during the second quarter of 2002. General and administrative expenses increased 35% for the second quarter of 2002, compared to the second quarter of 2001. This increase was due primarily to increased legal expenses. POPS expenses increased 24% for the second quarter of 2002, compared to the second quarter of 2001 and reflects the continuing commitment to the POPS program.

Operating expenses increased 22% for the first six months of 2002, compared to the first six months of 2001. Sales expenses decreased 1% for the first sixth months of 2002, compared to the first six months of 2001. Marketing expenses increased 16% for the first six months of 2002 compared to the first six months of 2001 and is due primarily to additional sign promotional expenses during the first six months of 2002. General and administrative expenses increased 24% for the first six months of 2002, compared to the first six months of 2001. This increase was due primarily to increased legal expenses. POPS expenses increased 29% for the first six months of 2002, compared to the first six months of 2001. This increase in POPS operating expenses for the first six months of 2002 reflects the continuing commitment to the POPS program.

Operating expenses as a percentage of net sales were 58% in the second quarter of 2002 and 56% for the first six months of 2002, compared to 60% in the second quarter of 2001 and 55% for the first six months of 2001.

NET INCOME (LOSS). The Company had a net income of $202,000, or $.02 per share for the second quarter of 2002, compared to a net loss of $(99,000), or $(.01) per share for the second quarter of 2001. For the first six months of 2002, the net income was $522,000, or $0.05 per share, compared to a net income of $202,000, or $.02 per share for the first half of 2001. The net income for the first half of 2002 and for the second quarter of 2002, compared to the first half of 2001 and the second quarter of 2001 resulted primarily from the company's ability to increase its sales at a proportionally higher rate than the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, working capital was $4,074,000, compared to $2,883,000 at December 31, 2001. Cash, cash equivalents and marketable securities increased $452,000 from $2,209,000 at December 31, 2001 to $2,661,000 on June 30, 2002,
primarily due to the net income of $522,000, an increase in accrued expenses and other expenses of $632,000 and the proceeds received from the issuance of common stock of $522,000, offset by an increase in accounts receivable of $434,000, a decrease in accounts payable of $574,000, an increase in prepaids and other of $74,000 and a decrease in the credit line of $194,000.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on May 22, 2002. The shareholders present or by proxy voted to elect Scott Drill, G. L. Hoffman, Erwin A. Kelen, W. Robert Ramsdell, Gordon F. Stofer, Frank D. Trestman and Gary L. Vars as directors with each director receiving the following votes:

                                                                  WITHHOLD
                                               FOR               AUTHORITY
                                               ---               ---------
         Scott F. Drill                     10,058,194              98,600
         G. L. Hoffman                       6,628,743           3,528,051
         Erwin A. Kelen                     10,084,794              72,000
         Gordon F. Stofer                   10,087,194              69,600
         W. Robert Ramsdell                  9,447,244             709,550
         Frank D. Trestman                  10,082,994              73,800
         Gary L. Vars                       10,057,994              98,800

         The shareholders present or by proxy voted to ratify an amendment to the Company's Stock Plan to increase by 250,000 shares the number of shares available under the Plan with 9,682,991 shares in favor, 454,868 shares against, and 18,935 shares abstaining.

         The shareholders present or by proxy voted to approve the appointment of Ernst & Young LLP as independent auditors with 10,116,089 votes in favor, 14,800 votes against, and 25,905 votes abstaining.

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

Dated: July 30, 2002                                  Insignia Systems, Inc.
                                                   -----------------------------
                                                           (Registrant)

                                                   /s/ Scott Drill
                                                       -------------------------
                                                       Scott Drill
                                                       President

                                                   /s/ John R. Whisnant
                                                       -------------------------
                                                       John R. Whisnant
                                                       Vice President of Finance