Form 10-Q/A
period 2002-06-30
INSIGNIA SYSTEMS INC/MN
filed 2002-08-20
CIK 875355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       FOR THE PERIOD ENDED: JUNE 30, 2002

                         COMMISSION FILE NUMBER: 0-19380

                             INSIGNIA SYSTEMS, INC.
                             ----------------------
                 (Name of small business issuer in its charter)

                   MINNESOTA                            41-1656308
                   ---------                            ----------
         (State or other jurisdiction                  (IRS Employer
       of incorporation or organization)            Identification No.)

                            5025 CHESHIRE LANE NORTH
                            PLYMOUTH, MINNESOTA 55446
                            -------------------------
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (763) 392-6200

      Former name, former address and former fiscal year, if changed since last report: NOT APPLICABLE

                               ------------------

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value -- 10,906,765 shares as of July 20, 2002.

                                EXPLANATORY NOTE:

This amendment of the Insignia Systems, Inc. Form 10-Q for the quarter ended June 30, 2002, which was filed on July 31, 2002, is being made in order to file the certifications required under 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibit 99.1.


         Item 6. Exhibits and Reports on Form 8-K (IN PART, AS AMENDED)

                  (a)      Exhibits:

                           99.1     Certification Pursuant to 18 U.S.C. Section
                                    1350



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2002                  INSIGNIA SYSTEMS, INC.
                                        ----------------------


                                        By  /s/  John R. Whisnant
                                          --------------------------------------
                                        John R. Whisnant
                                        Vice President of Finance