Form 10-Q
period 2002-09-30
INSIGNIA SYSTEMS INC/MN
filed 2002-10-31
CIK 875355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________________ TO _________________

                         Commission File Number: 0-19380

                             INSIGNIA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


           Minnesota                                              41-1656308
           ---------                                              ----------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

               5025 Cheshire Lane North, Plymouth, Minnesota 55446
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (763) 392-6200
                        ---------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable.
               ---------------------------------------------------
               (Former name, former address and former fiscal year
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 10,933,335 shares as of October 29, 2002

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheets - September 30, 2002 and December 31, 2001

         Statements of Operations - Three months ended September 30, 2002 and 2001; Nine months ended September 30, 2002 and 2001

         Statements of Cash Flows - Nine months ended September 30, 2002 and
         2001

         Notes to Financial Statements - September 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 4   CONTROLS AND PROCEDURES.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


SIGNATURES

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                    September 30,      December 31,
ASSETS                                                                  2002               2001
==============================================================      ------------       ------------
                                                                     (UNAUDITED)          (NOTE)
CURRENT ASSETS:
     Cash and cash equivalents                                      $  2,640,777       $  2,209,448
     Marketable securities                                                    --             80,000
     Accounts receivable - net of allowance of $218,511
       and $174,000 respectively                                       3,420,395          2,995,527
     Inventories                                                         803,743            843,965
     Prepaid expenses and other                                          275,109            146,002
                                                                    ------------       ------------
       TOTAL CURRENT ASSETS                                            7,140,024          6,274,942

PROPERTY AND EQUIPMENT:
     Production tooling, machinery and equipment                       2,007,410          1,740,462
     Office furniture and fixtures                                       243,051            243,051
     Computer equipment                                                  606,974            517,510
     Leasehold improvements                                              275,292            266,836
                                                                    ------------       ------------
                                                                       3,132,727          2,767,859
     Accumulated depreciation and amortization                        (2,531,901)        (2,411,900)
                                                                    ------------       ------------
       TOTAL PROPERTY AND EQUIPMENT                                      600,826            355,959
                                                                    ------------       ------------
           TOTAL ASSETS                                             $  7,740,850       $  6,630,901
                                                                    ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
==============================================================
CURRENT LIABILITIES:
     Accounts payable                                               $  1,611,165       $  2,140,452
     Accrued compensation and benefits                                   556,687            509,636
     Accrued expenses                                                    622,251             25,028
     Deferred revenue                                                    507,998            151,214
     Line of credit                                                      322,458            511,619
     Other                                                               113,184             53,618
                                                                    ------------       ------------
       TOTAL CURRENT LIABILITIES                                       3,733,743          3,391,567

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01; authorized--20,000,000
       shares; issued and outstanding September 30, 2002--
       10,927,367 shares; December 31, 2001--10,614,098 shares           109,274            106,141
     Additional paid-in capital                                       18,759,854         18,017,617
     Accumulated deficit                                             (14,862,021)       (14,884,424)
                                                                    ------------       ------------
       TOTAL STOCKHOLDERS' EQUITY                                      4,007,107          3,239,334
                                                                    ------------       ------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $  7,740,850       $  6,630,901
                                                                    ============       ============

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                 Nine Months Ended
                                               September 30                      September 30
                                      -----------------------------     -----------------------------
                                          2002             2001             2002             2001
                                      ------------     ------------     ------------     ------------
NET SALES                             $  5,075,908     $  3,997,460     $ 16,913,907     $ 13,770,183
Cost of Sales                            2,116,181        1,750,282        6,726,743        5,934,153
                                      ------------     ------------     ------------     ------------
    GROSS PROFIT                         2,959,727        2,247,178       10,187,164        7,836,030

OPERATING EXPENSES:
    POPS Program                         1,859,407        1,473,565        5,460,173        4,260,771
    Sales                                  320,778          277,554          947,668          911,346
    Marketing                              680,288          459,553        1,780,376        1,404,288
    General & Administrative               598,731          529,109        1,876,021        1,557,721
                                      ------------     ------------     ------------     ------------
       TOTAL OPERATING EXPENSES          3,459,204        2,739,781       10,064,238        8,134,126
                                      ------------     ------------     ------------     ------------
           OPERATING INCOME (LOSS)        (499,477)        (492,603)         122,926         (298,096)

OTHER INCOME (EXPENSE):
    Interest Income                         14,808           15,892           37,895           52,417
    Interest Expense                       (15,778)         (16,381)         (44,476)         (54,633)
    Other Income (Expense)                   1,231              569          (94,550)          25,393
                                      ------------     ------------     ------------     ------------
       PRE-TAX INCOME (LOSS)              (499,216)        (492,523)          21,795         (274,919)

Provision for Income Tax                         0                0             (607)          15,650
                                      ------------     ------------     ------------     ------------
           NET INCOME (LOSS)          $   (499,216)    $   (492,523)    $     22,402     $   (290,569)
                                      ============     ============     ============     ============

Basic Earnings (Loss) Per Share       $      (0.05)    $      (0.05)    $       0.00     $      (0.03)
Diluted Earnings (Loss) Per Share     $      (0.05)    $      (0.05)    $       0.00     $      (0.03)

Shares used in calculation of net
income (loss) per share:
Basic                                   10,915,056       10,464,820       10,802,774       10,409,591
Diluted                                 10,915,056       10,464,820       11,679,294       10,409,591

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                                September 30
                                                        ---------------------------
                                                            2002            2001
                                                        -----------     -----------
OPERATING ACTIVITIES:
     Net income (loss)                                  $    22,402     $  (290,569)
     Non-cash expenses included in income (loss):
         Depreciation and amortization                      120,001         127,411
         Provision for bad debt expense                     (76,000)         (8,971)
         Amortization of unearned compensation                    0           8,630

     Changes in operating assets & liabilities:
         Accounts receivable                               (348,868)       (241,868)
         Inventories                                         40,222         279,275
         Prepaids and other                                (129,107)         52,629
         Accounts payable                                  (223,538)        502,174
         Accrued compensation and benefits                   47,051         (40,297)
         Deferred revenue                                   356,784         198,185
         Accrued expenses & Other                           351,041        (180,180)
                                                        -----------     -----------
             NET CASH USED IN OPERATING ACTIVITIES          159,988         406,419

INVESTING ACTIVITIES:
     (Purchase) of property and equipment                  (364,868)       (158,091)
     Sales of marketable securities                          80,000          80,000
                                                        -----------     -----------
             NET CASH (USED IN) INVESTING ACTIVITIES       (284,868)        (78,091)

FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                 745,370         390,796
     Proceeds (to) from credit line                        (189,161)          1,483
                                                        -----------     -----------
             CASH PROVIDED BY FINANCING ACTIVITIES          556,209         392,279

             INCREASE IN CASH & CASH EQUIVALENTS            431,329         720,607
Cash and cash equivalents at beginning of period          2,209,448       1,106,160
                                                        -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 2,640,777     $ 1,826,767
                                                        ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     Third Quarter Ended September 30, 2002
                     --------------------------------------

RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the third quarter ended September 30, 2002 were $5,076,000, an increase of 27%, compared to net sales of $3,997,000 for the third quarter of 2001. For the nine months ended September 30, 2002, net sales were $16,914,000, an increase of 23%, compared to net sales of $13,770,000 for the first nine months of 2001. POPS program sales increased 39% from $9,534,000 in the first nine months of 2001 to $13,218,000 for the first nine months of 2002. Thermal sign card sales decreased 12% from $2,139,000 during the first nine months of 2001 to $1,875,000 in the first nine months of 2002. Printing sales decreased 13% from $1,247,000 in the first nine months of 2001 to $1,088,000 in the first nine months of 2002.

GROSS PROFIT. The Company's gross profit for the third quarter of 2002 increased 32% to $2,960,000, compared to $2,247,000 for the third quarter of 2001. Gross profit for the first nine months of 2002 increased 30% to $10,187,000, compared to $7,836,000 for the first nine months of 2001. The increase in gross profit for the third quarter and the first nine months of 2002 is primarily due to the increase in the POPS program sales which have higher margins. Gross profit as a percentage of net sales was $58.3% for the third quarter of 2002, compared to 56.2% for the third quarter of 2001, and was 60.2% for the first nine months of 2002, compared to 56.9% for the first nine months of 2001.

OPERATING EXPENSES. Operating expenses increased 26% in the third quarter of 2002 compared to the third quarter of 2001, and increased 24% for the first nine months of 2002, compared to the first nine months of 2001. POPS expenses increased 26% for the third quarter of 2002, compared to the third quarter of 2001 and reflects the continuing commitment to the POPS program. Sales expenses increased 16% for the third quarter of 2002, compared to the third quarter of 2001. Marketing expenses increased 48% for the third quarter of 2002, compared to the third quarter of 2001. This increase was due primarily to additional sign promotional expenses incurred during the third quarter of 2002. General and administrative expenses increased 13% for the third quarter of 2002, compared to the third quarter of 2001. This increase was due primarily to increased legal fees, investor relations fees and rent.

This increase in POPS operating expenses for the first nine months of 2002 reflects the continuing commitment to the POPS program. Sales expenses increased 4% for the first nine months of 2002, compared to the first nine months of 2001. Marketing expenses increased 27% for the first nine months of 2002, compared to the first nine months of 2001 and is due primarily to additional sign promotional expenses during the first nine months of 2002. General and administrative expenses increased 20% for the first nine months of 2002, compared to the first nine months of 2001. POPS operating expenses increased 28% for the first nine months of 2002, compared to the first nine months of 2001.

Operating expenses as a percentage of net sales were 69% in the third quarter of 2002 and 60% for the first nine months of 2002, compared to 69% in the third quarter of 2001 and 59% for the first nine months of 2001.

NET INCOME (LOSS). The Company had a net loss of $(499,000), or $(.05) per share for the third quarter of 2002, compared to a net loss of $(493,000), or $(.05) per share for the third quarter of 2001. For the first nine months of 2002, the net income was $22,000, or $.00 per share, compared to a net loss of $(291,000), or $(.03) per share for the first nine months of 2001.
LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, working capital was $3,407,000, compared to $2,883,000 at December 31, 2001. Cash, cash equivalents and marketable securities increased $432,000 from $2,209,000 at December 31, 2001 to $2,641,000 on September 30,
2002. The change in the Company's cash position is due to proceeds received from the issuance of common stock of $745,000, plus an increase in deferred revenue of $357,000 and an increase in accrued expense of $351,000, offset by a decrease in accounts payable of $224,000, an increase in prepaids of $129,000, an increase in accounts receivable of $349,000, the purchase of capital equipment of $365,000, and payments to the credit line of $189,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None.

ITEM 4:  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

         The Company's Chief Executive Officer, Scott Drill, and Chief Financial Officer, John Whisnant, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As previously disclosed, the Company was sued in August 2000 in U.S. District Court in New York, New York by News America Marketing In-Store, Inc. The complaint alleges that News America has exclusive promotional agreements with certain grocery store retailers, and that the promotional agreements prevented those retailers from contracting for the Company's POPS program. The complaint also accuses the Company of unfair competition, false advertising and interfering with business relationships. The Company has denied any wrongful or improper action and has brought counterclaims alleging that News America has engaged in anti-competitive practices and is attempting to stifle competition, and that News America's use of exclusive dealing clauses and other anti-competitive behavior violate the anti-trust laws.

The District Court has established a deadline for completion of discovery of January 10, 2003, except for discovery involving experts, which is to be completed by March 1, 2003. All papers regarding motions to the Court that would terminate the case are to be filed with the Court by April 25, 2003. These dates are subject to change by the District Court. The Court has not set a trial date.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are included herein:

                  99.1 Certificate pursuant to 18 U.S.C. ss.1350.

         (b) Reports on Form 8-K.

                      None.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         Insignia Systems, Inc.
                                                         (Registrant)




Date:  October 31, 2002                                  /s/ Scott Drill
                                                         -----------------------
                                                         President and
                                                         Chief Executive Officer


Date:  October 31, 2002                                  /s/ John Whisnant
                                                         -----------------------
                                                         Chief Financial Officer

                                 CERTIFICATIONS
                                 --------------

I, Scott Drill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Insignia Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 31, 2002                                  /s/ Scott Drill
                                                         -----------------------
                                                         President and
                                                         Chief Executive Officer

I, John Whisnant, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Insignia Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 31, 2002                                  /s/ John Whisnant
                                                         -----------------------
                                                         Chief Financial Officer