Form 10-Q/A
period 2002-06-30
INSIGNIA SYSTEMS INC/MN
filed 2003-03-07
CIK 875355

DocnoDoc# 1673030\31

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A
                          AMENDMENT NO. 2 TO FORM 10-Q


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

                            6470 SYCAMORE COURT NORTH
                          MAPLE GROVE, MINNESOTA 55369
                          ----------------------------
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (763) 392-6200

                 Former name, former address and former fiscal year, if changed since last report:

                            5025 CHESHIRE LANE NORTH
                               PLYMOUTH, MN 55446
                               ------------------

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value  - -  12,167,748 shares as of March 3, 2003.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES
CERTIFICATIONS

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

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                Six Months Ended
                                                           June 30                           June 30
                                                -----------------------------     -----------------------------
                                                    2002             2001             2002             2001
                                                ------------     ------------     ------------     ------------
NET SALES                                       $  5,822,882     $  4,625,223     $ 11,837,999     $  9,772,723
Cost of Sales                                      2,133,384        1,965,338        4,610,562        4,183,871
                                                ------------     ------------     ------------     ------------
     GROSS PROFIT                                  3,689,498        2,659,885        7,227,437        5,588,852

OPERATING EXPENSES:
    POPS Program                                   1,806,328        1,457,001        3,600,766        2,787,206
    Sales                                            302,231          307,054          626,890          633,792
    Marketing                                        623,135          516,291        1,100,088          944,735
    General & Administrative                         662,451          491,719        1,277,290        1,028,612
                                                ------------     ------------     ------------     ------------
       TOTAL OPERATING EXPENSES                    3,394,145        2,772,065        6,605,034        5,394,345
                                                ------------     ------------     ------------     ------------
           OPERATING INCOME (LOSS)                   295,353         (112,180)         622,403          194,507

OTHER INCOME (EXPENSE):
    Interest Income                                   12,645           18,509           23,087           36,525
    Interest Expense                                 (14,829)         (19,067)         (28,698)         (38,252)
    Other Income (Expense)                          (100,853)          24,140          (95,781)          24,824
                                                ------------     ------------     ------------     ------------
PRE-TAX INCOME (LOSS)                                192,316          (88,598)         521,011          217,604

Provision for Income Tax                              (9,397)          10,575             (607)          15,650
                                                ------------     ------------     ------------     ------------
           NET INCOME (LOSS)                    $    201,713     $    (99,173)    $    521,618     $    201,954
                                                ============     ============     ============     ============

Basic Earnings (Loss) per share                 $       0.02     $      (0.01)    $        .05     $       0.02
                                                ============     ============     ============     ============
Diluted Earnings (Loss) per share               $       0.02     $      (0.01)    $        .04     $       0.02
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
                                                ============     ============     ============     ============

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended
                                                                           June 30
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         None.


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


Dated: March 4, 2003                             Insignia Systems, Inc.
       ---------------                      ------------------------------------
                                                     (Registrant)

                                                 /s/ Scott F. Drill
                                                 -------------------------------
                                                 Scott F. Drill
                                                 President and CEO

                                                 /s/ Denni J. Lester
                                                 -------------------------------
                                                 Denni J. Lester
                                                 Vice President, Finance and CFO

                                 CERTIFICATIONS
                                 --------------

I, Scott Drill, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Insignia Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: March 4, 2003                                      /s/ Scott F. Drill
      ------------------                                 -----------------------
                                                         Scott F. Drill
                                                         President and
                                                         Chief Executive Officer

I, Denni J. Lester, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Insignia Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: March 4, 2003                                  /s/ Denni J. Lester
      ------------------                             ---------------------------
                                                     Denni J. Lester
                                                     Vice President, Finance and
                                                     Chief Financial Officer