Form 10-K
period 2002-12-31
INSIGNIA SYSTEMS INC/MN
filed 2003-03-10
CIK 875355

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

For the year ended December 31, 2002              Commission File Number 0-19380
--------------------------------------------------------------------------------

                             INSIGNIA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           Minnesota                                      41-1656308
 ------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                            6470 Sycamore Court North
                              Maple Grove, MN 55369
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (763) 392-6200
       ------------------------------------------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value
       ------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]    No [     ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.
Yes [    ]    No [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).
Yes [    ]    No [ X ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the second quarter (June 28, 2002) was approximately $62,344,000 based upon the last sale price of the registrant's Common Stock on such date.

     Number of shares outstanding of Common Stock, $.01 par value, as of March 3, 2003, was 12,167,748.

                      DOCUMENTS INCORPORATED BY REFERENCE:
 Insignia Systems, Inc. Proxy Statement to be filed for the
           Annual Meeting of Shareholders to be held on May 20, 2003
                      (Part III - Items 10, 11, 12 and 13)

                                TABLE OF CONTENTS


PART I.                                                                                                           1
   Item 1.      Business..........................................................................................1
   Item 2.      Properties........................................................................................5
   Item 3.      Legal Proceedings.................................................................................5
   Item 4.      Submission of Matters to a Vote of Security Holders...............................................6
   Item 4A.     Executive Officers of the Registrant..............................................................6
PART II.                                                                                                          7
   Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters.........................7
   Item 6.      Selected Financial Data...........................................................................8
   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.............8
   Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......................................12
   Item 8.      Financial Statements and Supplementary Data......................................................13
   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures............28
PART III.                                                                                                        29
   Item 10.     Directors and Executive Officers of the Registrant...............................................29
   Item 11.     Executive Compensation...........................................................................29
   Item 12.     Security Ownership of Certain Beneficial Owners and Management...................................29
   Item 13.     Certain Relationships and Related Transactions...................................................29
   Item 14.     Controls and Procedures..........................................................................29
   Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................30

PART I.

Item 1.  Business

GENERAL

         Insignia Systems, Inc., (the "Company") markets in-store promotional products, programs and services to retailers and consumer packaged goods manufacturers. Since 1998, the Company has been focusing all of its efforts on providing promotional services through the Insignia Point-Of-Purchase Services
(POPS) division of the Company. The Insignia POPS(R) division provides the Insignia POPSign(TM) and VALUStix(R) programs.

Insignia's POPSign is a national, account-specific in-store promotion program. Funded by consumer packaged goods manufacturers, the program combines vital product selling information from manufacturers with each retailer's store-specific prices and is displayed on the retailer's unique sign format that includes the retailer's logo, headline and store colors. The combining of manufacturer and retailer information produces a complete "call to action" that gets consumers the information they want and need to make purchasing decisions, while building store and brand equity.

For retailers, Insignia's POPSign program is a source of incremental revenue and is the first in-store promotion signing program that delivers a complete "call to action" on a product- and store-specific basis, with all participating retail stores updated weekly. For consumer goods manufacturers, Insignia POPSign program provides access to the optimum retail promotion site for their products
- the retail shelf-edge. In addition, manufacturers benefit from short lead times, micro-marketing capabilities, such as store-specific and multiple language options, and a wide variety of program features and enhancements that provide unique promotion advantages.

The Company acquired the VALUStix program through an acquisition in December 2002, which gave the Company the opportunity to expand the offerings in its POPS division. The VALUStix program is a proprietary system that allows retailers and manufacturers to attach coupons and other promotional materials to products that are sold in grocery stores and other retail locations. The VALUStix program can deliver immediately actionable offers and information to shoppers at the point-of-purchase. The Company believes the VALUStix program will complement the POPSign program and expects there will be definite synergies to our existing business.

The Company's Internet address is www.insigniasystems.com. The Company intends to make available on its Web site, beginning in April 2003, all of the reports it files with the SEC. Until then, copies can be obtained free of charge by requesting them from Insignia Systems, Inc., 6470 Sycamore Court North, Maple Grove, Minnesota 55359-6032; Attention: CFO; telephone 763-392-6200.

INDUSTRY AND MARKET BACKGROUND

         According to Point-Of-Purchase Advertising International (POPAI), an industry non-profit trade association, more than 70% of brand purchase decisions are being made in-store. As a result, product manufacturers are constantly seeking in-store vehicles to motivate consumers to buy their branded products. Industry studies estimate that manufacturers spend approximately $850 million annually on in-store promotion efforts. The Company's market studies indicate that the shelf-edge sign represents the final and best opportunity for manufacturers to convince the consumer to buy. In fact, a 1996 industry study concluded the shelf is second only to end-aisle displays for in-store effectiveness.

Many consumers seek product information beyond price in order to make educated buying decisions. The Company's marketing studies indicate the most effective sign contains information supplied by the product manufacturer in combination with the retailer's price and design look.

COMPANY PRODUCTS


INSIGNIA POPSIGN PROGRAM
         Insignia's POPSign program is an in-store, shelf-edge point-of-purchase promotional signing program that enables manufacturers to deliver product-specific messages quickly and accurately - in designs and formats that have been pre-approved and supported by participating retailers. Insignia POPSign program delivers vital product selling information from manufacturers, such as product uses and features, nutritional information, advertising tag lines and product images. The brand information is combined with the retailer's store-specific prices and is displayed on the retailer's unique sign format that includes their logo, headline and store colors. Each sign is displayed directly in front of the manufacturer's product in the participating retailer's stores. Insignia's POPSign program offers special features and enhancements, such as Advantage and Custom Advantage flags that allow manufacturers to add visibility and highlight any message at-shelf. Insignia Color POPSign(TM) is a customizable, full-color version of POPSign that delivers image-building full-color graphics. In 2002, the Company introduced Insignia UltraColor(TM), which offers 75 percent more area for the full-color creative than Color POPSigns.

Utilizing proprietary technology, the Company collects and organizes the data from both manufacturers and retailers, then formats, prints and delivers the signs to retailers for distribution and display. Store personnel place the signs at the shelf for two-week or four-week display cycles. The Company charges manufacturers for the signs placed, per cycle, and generally per store. Retailers are paid a flat fee per sign, per display cycle, by the Company based upon compliance and retailer-supplied product movement data provided to Insignia.


VALUSTIX PROGRAM
         The VALUStix program is a proprietary system that allows retailers and manufacturers to attach coupons and other promotional materials to products that are sold in grocery stores and other retail locations. Coupons and promotional materials are applied to any product at the point-of-production in pressure sensitive booklets via customized equipment. The booklets can be adhered to all categories of products, including frozen foods, refrigerated foods, dairy products and packaged produce.


THE SIGNRIGHT SIGN SYSTEM
         Prior to 1996, the Company's primary product offering was the Impulse Retail System, a system developed by an independent product design and development firm (the "Developer"). In 1996, the Company replaced the Impulse Retail System with the SIGNright Sign System. In 1998, the Company ceased the active domestic sales of the SIGNright Sign System.

Cardstock for the two systems are sold by the Company in a variety of sizes and color that can be customized to include pre-printed custom artwork, such as a retailer's logo. Approximately 9% of 2002 revenues came from the sale of cardstock. The Company expects this percentage to be lower in the future as Insignia POPS revenue increases.


STYLUS SOFTWARE
         In late 1993, the Company introduced Stylus, a PC-based software application used by retailers to produce signs, labels, and posters. The Stylus software allows retailers to create signs, labels and posters by manually entering the information or by importing information from a database. Approximately 2% of 2002 revenues came from the sale of Stylus products and maintenance. The Company expects this percentage to be lower in the future as POPS revenue increases.

MARKETING AND SALES

         The Company directly markets the Insignia POPSign program to food and drug manufacturers and retailers. By utilizing the Insignia POPSign program, these manufacturers and retailers can easily accomplish what had previously been either impossible or extremely difficult: tailoring national promotional programs to regional and local needs with minimal effort. In addition to the benefits provided to manufacturers and retailers, Insignia POPSign program provides consumers more information and clearer messages to aid in purchasing decisions. The Company believes its Insignia's POPSign program is the most complete in-store sign promotion program available, benefiting consumer, retailer, and manufacturer.

Through April 1998, the Company marketed the SIGNright Sign System through telemarketing by in-house sales personnel and independent sales representatives. In May 1998, the Company discontinued the active sale of the SIGNright Sign System to U.S. customers, but continues to market it through the Company's international distributors covering 20 countries.

The Company markets its Stylus software in the United States and internationally primarily through resellers that integrate Stylus as an Open Database Connectivity design and publishing component into their retail data and information management software applications.

During 2002, 2001 and 2000, foreign sales accounted for approximately 2%, 4% and 8% of total net sales. The Company expects sales to foreign distributors will be less than 2% of total net sales in 2003.

COMPETITION


INSIGNIA POPSIGN PROGRAM

         Our Insignia POPSign program is competing for the marketing expenditures of branded product manufacturers for at-shelf advertising or promotion-related signage. The Insignia POPSign program has two major competitors in its market: News America Marketing In-Store(R), Inc. (News America) and FLOORgraphics(R), Inc. (FLOORgraphics).

News America offers a network for in-store advertising, promotion and sales merchandising services. News America has branded their in-store shelf signage products as SmartSource Shelftalk(TM), SmartSource Shelfvision(TM) and SmartSource Price Pop(TM).

FLOORgraphics offers a network for in-store advertising and promotion programs. FLOORgraphics has branded their advertising shelf signage product SHELFplus!(R).

The main strengths of the Insignia POPSign program in relation to its competitors are:

        - the linking of manufacturers to retailers at a central coordination point
        - providing a complete "call to action"
        - supplying product-specific and store-specific messages at the retail shelf
        - short lead times

PATENTS AND TRADEMARKS

         The Company has developed and is using a number of trademarks, service marks, slogans, logos and other commercial symbols to advertise and sell its products. The Company owns U.S. registered trademarks for Insignia POPS(R), VALUStix(R), Stylus(R) and Insignia Systems, Inc. (R) (and Design).

The Company is in the process of obtaining trademark registration in the United States for the trademarks "Insignia Color POPS," "POPS Select," "POPSign," "UltraColor," Insignia E-POPS," and "POPSRx."

The barcode which the Company uses on the sign cards for the Impulse and SIGNright Sign Systems was also developed by the Developer, which has granted the Company an exclusive worldwide license of its rights to the barcode. The license requires the Company to pay a royalty of 1% of the net sales price received by the Company on each cardstock or other supply item that bears the barcode used by the Impulse Sign Systems. Although a patent has been issued to the Developer, which covers the use of the barcode, there is no assurance that the Company will be able to prevent other suppliers of cardstock from copying the barcode used by the Company. However, the Company believes that the number, relatively small size and geographic dispersal of Impulse and SIGNright users, their relationship with the Company and the Company's retention of its customer list as a trade secret will discourage other sign card suppliers from offering bar-coded sign cards for use on the Impulse and SIGNright machines.

Key employees are required to enter into nondisclosure and invention assignment agreements, and customers, vendors and other third parties also must agree to nondisclosure restrictions prior to disclosure of our trade secrets or other confidential or proprietary information.

PRODUCT DEVELOPMENT

         Product development for Insignia's POPSign program has been conducted internally and includes the proprietary data management and operations system, as well as the current offering of point-of-purchase and other promotion products. Ongoing internal systems enhancements, as well as the development of point-of-purchase and other promotional products, will be conducted utilizing both internal and external resources as appropriate.

Product development on the SIGNright Sign System was primarily conducted by the Developer on a contract basis. The Company continues to introduce complementary products such as new cardstock formats, styles and colors.

The Company plans no further development to the Stylus software product.

CUSTOMERS

         Kellogg Company and General Mills Company accounted for 13% and 12% of the Company's total net sales for the year ended December 31, 2002. Pillsbury Company accounted for 14% of the Company's total net sales for the year ended December 31, 2001. No customers accounted for greater than 10% of the Company's total net sales for the year ended December 31, 2000.

BACKLOG

         Sales backlog at February 28, 2003 was approximately $15 million, all of which is for delivery during 2003. The orders are believed to be firm but there is no assurance that all of the backlog will actually result in sales.

SEASONALITY

         Our results of operations have fluctuated from quarter to quarter due to variations in net sales and operating expenses. We generate a significant portion of our operating income in the fourth quarter of the fiscal year because of seasonal events that affect when our customers purchase Insignia POPSign programs. Any factor that negatively affects our net sales or increases our operating expenses could negatively affect our annual results of operations, and in particular, our annual results. As a result of the seasonality of our business, we may incur losses in a given quarter. In certain quarters we may realize strong sales but due to increased promotional activities and investments in growing the business, experience reduced operating income. Our results of operations fluctuate from quarter to quarter as a result of the following:

        o The timing of seasonal events for our customers;
        o The timing of new retail stores being added;
        o Costs associated with various promotional activities; and
        o Expenses incurred to support expansion strategies.

SUPPLIERS

         The thermal paper used by the Company in its SIGNright and Impulse thermal sign cards is purchased exclusively from one supplier. While the Company believes that an alternative supplier would be available if necessary, any disruption in the relationship with or deliveries by the current supplier could have an adverse effect on the Company.

The Company subcontracts with one vendor for the printing and application of the VALUStix program coupons. Although there are a limited number of printers capable of providing this service, management believes that other printers could provide the coupons on comparable terms. The time required to locate and qualify other printers, however, could cause a delay that may be financially disruptive to the Company.

WORKING CAPITAL PRACTICES

         No special or unusual practices affect the Company's working capital. The Company generally requires payment from its customers within 30 days and pays its vendors within 45-60 days. Given the nature of the Company's business, there are no significant investments in inventory required.

EMPLOYEES

         As of February 28, 2003, the Company had 140 employees, including all full-time and part-time employees.


Item 2. Properties
------------------

         The Company is located in approximately 47,000 square feet of office and warehouse space in suburban Minneapolis, Minnesota, which has been leased until January 2010. The Company believes that this facility is meeting the Company's current and foreseeable needs.


Item 3. Legal Proceedings
-------------------------

         In August 2000, News America Marketing In-Store, Inc., (News America) brought suit against the Company in U.S. District Court in New York, New York. The complaint alleged that News America had exclusive promotional agreements with certain grocery store retailers and that the promotional agreements prevented those retailers from contracting for the Company's POPSign program. The complaint also accused the Company of unfair competition, false advertising and interfering with business relationships. The Company denied any wrongful or improper action and brought a counterclaim against News America. This counterclaim alleged that News America had engaged in anti-competitive practices and was attempting to use its dominant position in the market to stifle competition and that News America's use of exclusive dealing clauses and other anti-competitive behavior violate the anti-trust laws and are unenforceable. The case and counterclaim were settled in November 2002. The terms of the settlement agreement are confidential. The settlement did not impact the Company's current operating results, nor is it expected to affect future operating results.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.


Item 4A. Executive Officers of the Registrant
---------------------------------------------

         The names, ages and positions of the Company's executive officers are as follows:

Name                       Age      Position
--------------------------------------------------------------------------------

Scott F. Drill             50       President and Chief Executive Officer
Gary L. Vars               62       Chairman of the Company and President,
                                      POPS Division
Denni J. Lester            44       Vice President of Finance, Chief Financial
                                      Officer and Treasurer
John R. Whisnant           57       Vice President of Administration and
                                      Secretary

         Scott F. Drill has been President and Chief Executive Officer of the Company since February 24, 1998. From 1998 to December 2002, he was also a partner in Minnesota Management Partners (MMP), a venture capital firm located in Minneapolis, Minnesota. Mr. Drill co-founded Varitronic Systems, Inc. in 1983, and was its President and CEO until it was sold in 1996. Prior to starting Varitronics, Mr. Drill held senior management positions in sales and marketing at Conklin Company and Kroy, Inc.

         Gary L. Vars has been Chairman since March 2001, and President of the POPS Division since December 2002. From September 1998 to December 2002, he held the position of Executive Vice President and General Manager of the POPS Division. Prior to joining the Company in 1998, Mr. Vars spent 22 years as a marketing and business development consultant to Fortune 500 companies. From 1966 to 1976 Mr. Vars held various management positions at the Pillsbury Co., including Director of Marketing and New Product Development, Grocery Products Division.

         Denni J. Lester has been Vice President of Finance, Chief Financial Officer and Treasurer since December 2002. Prior to joining the Company, Ms. Lester spent 22 years at Grant Thornton LLP, a national public accounting firm, including the most recent nine years as a partner. Ms. Lester is a Certified Public Accountant.

         John R. Whisnant has been Vice President of Administration and Secretary since December 2002. He was Vice President of Finance and Chief Financial Officer of the Company from October 1995 to December 2002. From June 1994 to September 1995 he was self-employed as a franchise consultant. From June 1992 to June 1994 he served as President of AmericInn, Inc. a motel franchising company. From 1987 to 1992 he served as President of International Market Square, a design center and furniture mart. Mr. Whisnant is a Certified Public Accountant and a licensed attorney in the State of Minnesota.

PART II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
        Matters
        -------


MARKET INFORMATION

         The Company's common stock trades on the Nasdaq National Market System under the symbol ISIG. The following table sets forth the range of high and low bid prices reported on the Nasdaq System. These quotations represent prices between dealers and do not reflect retail market-ups, markdowns or commission.

         2002                       High             Low
         -------------------------------------------------------
         First Quarter            $  9.200          $6.700
         Second Quarter             10.150           6.950
         Third Quarter               9.210           6.980
         Fourth Quarter             11.480           8.100

         2001                        High            Low
         -------------------------------------------------------
         First Quarter            $  9.625          $4.875
         Second Quarter              9.750           6.480
         Third Quarter               8.840           5.150
         Fourth Quarter              8.500           5.400

SALES OF UNREGISTERED SECURITIES

         On December 18, 2002, the Company completed a private placement of stock and warrants to a small group of accredited investors. The details of the transaction are described in Note 6 to the Company's Audited Financial Statements, included in this report. The transaction was exempt from registration under Rule 506 of Regulation D, and a notice of the sale was filed with the SEC on Form D.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

         As of February 28, 2003, the Company had one class of Common Stock beneficially held by approximately 2,840 owners.

DIVIDENDS

         The Company has never paid cash dividends on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data
-------------------------------

(In thousands, except per share amounts.)


For the Years Ended
December 31                                       2002         2001            2000          1999          1998
-------------------------------------------------------------------------------------------------------------------
Net sales                                      $ 24,821       $ 19,933      $ 12,830       $ 9,287       $ 8,704
Operating income (loss)                             543            119          (809)       (1,394)       (3,396)
Net income (loss)                                   333            121          (824)       (1,411)       (3,416)
Net income (loss) per share:
   Basic and diluted                           $    .03       $    .01      $   (.08)      $  (.16)      $  (.44)
Shares used in calculation of
  Net income (loss) per share:
   Basic                                         10,872         10,470         9,880         8,828         7,714
   Diluted                                       11,800         11,540         9,880         8,828         7,714
Working capital                                $  7,324       $  2,883      $  2,362       $ 1,798       $ 2,232
Total assets                                     16,722          6,631         5,065         4,043         4,069
Long-term debt and lease obligation                   -              -             -             -            72
Total shareholders' equity                       11,258          3,239         2,612         2,017         2,430


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Statements of Operations as a percentage of total net sales.

Year ended December 31               2002              2001             2000
--------------------------------------------------------------------------------
Net sales                           100.0%            100.0%           100.0%
Cost of sales                        49.1              53.3             54.9
--------------------------------------------------------------------------------
Gross profit                         50.9              46.7             45.1
Operating expenses:
    Selling                          29.6              29.2             31.9
    Marketing                         7.8               5.4              5.9
    General and administrative       11.3              11.5             13.6
--------------------------------------------------------------------------------
Total operating expenses             48.7              46.1             51.4
--------------------------------------------------------------------------------
Operating income (loss)               2.2               0.6             (6.3)
Other income (expense)               (0.9)               -              (0.1)
--------------------------------------------------------------------------------
Net income (loss)                     1.3%              0.6%            (6.4)%
--------------------------------------------------------------------------------

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition and deferred tax asset valuation allowances. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

FISCAL 2002 COMPARED TO FISCAL 2001

NET SALES. Net sales for the year ended December 31, 2002 increased 24.5% to $24,821,361 compared to $19,933,166 for the year ended December 31, 2001.

Service revenues from our POPSign programs for the year ended December 31, 2002 increased 39.1% to $20,114,132 compared to $14,455,158 for the year ended December 31, 2001. The increase was primarily due to a significant increase in the number of POPSign programs sold to manufacturers and partially due to a higher average selling price due to color enhancements to our POPSign program. We expect our POPSign revenues to continue to increase, both in dollar amount and as a percentage of our total net sales. We expect to generate revenues related to our recent VALUStix acquisition, primarily during the second half of the fiscal year.

Product sales for the year ended December 31, 2002 decreased 14.1% to $4,707,229 compared to $5,478,008 for the year ended December 31, 2001. The decrease was primarily due to decreasing sales of our other product categories based on decreased demand for those products from our customers. We expect our sales of our other product categories to continue to decline, both in dollar amount and as a percentage of our total net sales.

GROSS PROFIT. Gross profit for the year ended December 31, 2002 increased 35.6% to $12,634,871 compared to $9,316,268 for the year ended December 31, 2001. Gross profit as a percentage of total net sales increased to 50.9% for 2002 compared to 46.7% for 2001.

Gross profit from our POPSign program revenues for the year ended December 31, 2002 increased 52.6% to $10,090,502 compared to $6,611,436 for the year ended December 31, 2001. The increase was primarily due to a significant increase in volume. Gross profit as a percentage of POPSign program revenues increased to 50.2% for 2002 compared to 45.7% for 2001, primarily due to a higher average selling price due to color enhancements to our POPS programs. We expect our gross profit from our POPS revenues to increase in dollar amount due to an expected increase in our POPS revenues and to decrease somewhat as a percentage of POPS revenue due to additional production equipment obtained during the fourth quarter of 2002 and the increased cost of facilities due to our corporate move in December 2002.

Gross profit from our product sales for the year ended December 31, 2002 decreased 5.9% to $2,544,369 compared to $2,704,832 for the year ended December 31, 2001. The decrease was primarily due to decreased sales from our other product categories based on decreased demand for those products from our customers. Gross profit as a percentage of other sales increased to 54.1% for 2002 compared to 49.4% for 2001, primarily due to the write-off of inventory in 2001. We expect the gross profit from the sales of our other product categories to continue to decline in dollar amount and as a percentage of our total gross profit.

OPERATING EXPENSES

SELLING. Selling expenses for the year ended December 31, 2002 increased 26.5% to $7,354,296 compared to $5,815,454 for the year ended December 31, 2001, primarily due to an increase in the number of sales related employees due to the significant increase in the volume of POPSign program revenues and the related increased commissions expense. Selling expenses as a percentage of total net sales increased to 29.6% in 2002 compared to 29.2% in 2001, primarily due to increase decribed, net of the effect of increased total net sales. We expect selling expenses to continue to increase in dollar amount due to an expected increase in POPS revenues and the addition of employees due to the VALUStix acquisition and to decline somewhat as a percentage of net sales due to the expected increase in total net sales.

MARKETING. Marketing expenses for the year ended December 31, 2002 increased 78.0% to $1,921,838 compared to $1,079,684 for the year ended December 31, 2001, primarily due to increased promotion expenses for the POPSign programs, including those related to expanding our program to the retail drug industry. Marketing expenses as a percentage of total net sales increased to 7.8% in 2002 compared to 5.4% in 2001, primarily due to the increased promotion expenses, partially offset by the effect of higher net sales during the year. We expect marketing expenses to continue to increase in dollar amount due to expected continued investments in our POPS programs, including those related to the VALUStix program, and to decline somewhat as a percentage of net sales due to an expected increase in total net sales.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 2002 increased 22.3% to $2,816,219 compared to $2,302,361 for the year ended December 31, 2001, primarily due to increased legal fees related to the News America litigation that was settled during the fourth quarter of 2002 and expenses related to our corporate move during December 2002. General and administrative expenses as a percentage of total net sales decreased to 11.3% in 2002 compared to 11.5% in 2001, primarily due to the effect of higher total net sales during the year, offset substantially by the effect of the moving expenses and higher legal fees. We expect general and administrative expenses to be similar in dollar amount primarily due to additions to our management team, the VALUStix acquisition and the increased cost of our new facilities, offset by lower legal fees and no moving expenses, and to decline somewhat as a percentage of net sales due to an expected increase in total net sales.

OTHER INCOME (EXPENSE). Other expenses of $209,820 for the year ended December 31, 2002 were primarily due to the disposition of assets related to our corporate move and a one-time fee to move to the NASDAQ National Market.

NET INCOME. Our net income for the year ended December 31, 2002 was $332,698 compared to $120,830 for the year ended December 31, 2001.

FISCAL 2001 COMPARED TO FISCAL 2000

NET SALES. Net sales for the year ended December 31, 2001 increased 55.4% to $19,933,166 compared to $12,830,172 for the year ended December 31, 2000.

Service revenues from our POPSign programs for the year ended December 31, 2001 increased 123% to $14,455,158 compared to $6,481,341 for the year ended December 31, 2000. The increase was primarily due to a significant increase in the number of POPSign programs sold to manufacturers.

Product sales for the year ended December 31, 2000 decreased 13.7% to $5,478,008 compared to $6,348,831 for the year ended December 31, 2000. The decrease was primarily due to decreasing sales of our other product categories based on decreased demand for those products from our customers.

GROSS PROFIT. Gross profit for the year ended December 31, 2001 increased 60.8% to $9,316,268 compared to $5,792,546 for the year ended December 31, 2000. Gross profit as a percentage of total net sales increased to 46.7% for 2001 compared to 45.1% for 2000.

Gross profit from our POPSign program revenues for the year ended December 31, 2001 increased 191.4% to $6,611,436 compared to $2,268,688 for the year ended December 31, 2000. The increase was primarily due to a significant increase in volume. Gross profit as a percentage of POPSign revenues increased to 45.7% for 2001 compared to 35.0% for 2000, primarily due to the significant increase in volume.

Gross profit from our product sales for the year ended December 31, 2001 decreased 23.2% to $2,704,832 compared to $3,523,858 for the year ended December 31, 2000. The decrease was primarily due to decreased sales from our other product categories based on decreased demand for those products from our customers. Gross profit as a percentage of other sales decreased to 49.4% for 2001 compared to 55.5% for 2000, primarily due to the write-off of inventory in 2001 and the effect of lower sales.

OPERATING EXPENSES.

SELLING. Selling expenses for the year ended December 31, 2001 increased 42.1% to $5,815,454 compared to $4,092,805 for the year ended December 31, 2000, primarily due to increased commissions expense due to the significant increase in total net sales. Selling expenses as a percentage of total net sales decreased to 29.2% in 2001 compared to 31.9% in 2000, primarily due to the increased expenses being more than fully offset by the effect of increased total net sales.

MARKETING. Marketing expenses for the year ended December 31, 2001 increased 42.5% to $1,079,684 compared to $757,698 for the year ended December 31, 2000, primarily due to increased promotion expenses for the POPS programs. Marketing expenses as a percentage of total net sales decreased to 5.4% in 2001 compared to 5.9% in 2000, primarily due to the effect of higher total net sales during the year, somewhat offset by the increased expenses.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 2001 increased 31.5% to $2,302,361 compared to $1,751,019 for the year ended December 31, 2000, primarily due to legal fees and facility rent. General and administrative expenses as a percentage of total net sales decreased to 11.5% in 2001 compared to 13.6% in 2000, primarily due to the effect of higher total net sales during the year, somewhat offset by the increased expenses.

OTHER INCOME (EXPENSE). Other income was $2,061 for the year ended December 31, 2001 compared to other expense of $14,593 for the year ended December 31, 2000, primarily due lower interest expense.

NET INCOME. Our net income for the year ended December 31, 2001 was $120,830 compared to a net loss of $823,569 for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations with proceeds from public and private equity placements. At December 31, 2002, working capital was $7,324,154 compared to $2,883,375 at December 31, 2001. During the same period total cash and cash equivalents increased $4,262,133.

Net cash provided by operating activities during 2002 was $898,330, primarily due to the net income and the increase in operating liabilities in excess of operating assets. Accounts receivable increased $2,215,296 in 2002 due to increased POPS revenues. Accounts payable increased $1,326,360 as a result of increased payments due to participating retailers, resulting from increased POPS revenue. Deferred revenue increased $925,788 due to the timing of the POPS program cycles at year-end. The Company expects accounts receivable to increase during 2003 as POPS revenue continues to grow. The Company expects inventory levels to remain flat during 2003.

Net cash of $3,811,826 was used in investing activities in 2002, primarily due to the $3,056,186 acquisition of the VALUStix business and the purchase of property and equipment of $835,640.

Net cash of $7,175,629 was provided by financing activities including $7,687,248 from the issuance of common stock, offset by payments on the line of credit of $511,619. The issuance of common stock included $7,041,340, net of expenses, related to a private placement of 816,100 shares to a small group of accredited investors during December 2002. The remaining amount related to the exercise of stock options and warrants and the issuance of shares related to the employee stock purchase plan.

The Company anticipates that its working capital needs will remain consistent with prior years. The Company's $2 million line of credit with a finance institution was paid in full during 2002 and the related agreement expired on December 31, 2002. The Company believes that it has sufficient cash resources to fund its current business operations and anticipated growth for the foreseeable future.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Statements made in this annual report on Form 10-K, in the Company's other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts are "forward looking statements." Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words "believes," "expects," "anticipates," "seeks" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to: we historically have not achieved significant earnings; our results of operations may be subject to significant fluctuations; we face significant competition from other providers of at-shelf advertising or promotion signage; reductions in advertising and promotional expenditures by branded product manufacturers due to changes in economic conditions would adversely affect us; we are dependent on the number of retailer partners; we are dependent on the success of the Insignia POPS program and expansion of the program to the retail drug industry; we may not be able to manage growth effectively; we are dependent on manufacturer partners achieving sales lift; we recently made our first business acquisition and may acquire other businesses; we are dependent on members of management team; we have a significant amount of options and warrants outstanding that could affect market price of our common stock; and the market price of our common stock has been volatile.



Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------


                          INDEX TO FINANCIAL STATEMENTS

The following Independent Auditors' Report and Financial Statements thereon are included on the pages indicated:

Report of Independent Auditors..............................................................................14

Balance Sheets as of December 31, 2002 and 2001.............................................................15

Statements of Operations for the years ended December 31, 2002, 2001 and 2000...............................16

Statement of Changes in Shareholders' Equity for the years ended
    December 31, 2002, 2001 and 2000........................................................................17

Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000................................18

Notes to Financial Statements...............................................................................19


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
Insignia Systems, Inc.


We have audited the balance sheets of Insignia Systems, Inc. as of December 31, 2002 and 2001, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                           /s/Ernst & Young LLP




Minneapolis, Minnesota
January 31, 2003

                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

AS OF DECEMBER 31                                                     2002            2001
---------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                   $  6,471,581    $  2,209,448
     Marketable securities                                                  -          80,000
     Accounts receivable - net of $132,000 allowance in 2002
       and $174,000 in 2001                                         5,263,701       2,995,527
     Inventories                                                      975,876         843,965
     Prepaid expenses                                                  77,248         146,002
---------------------------------------------------------------------------------------------
     Total Current Assets                                          12,788,406       6,274,942

PROPERTY AND EQUIPMENT:
     Production tooling, machinery and equipment                    2,046,208       1,740,462
     Office furniture and fixtures                                    257,547         243,051
     Computer equipment                                               645,742         517,510
     Leasehold improvements                                           174,143         266,836
---------------------------------------------------------------------------------------------
     Construction-in-progress                                          50,936               -
                                                                    3,174,576       2,757,859
     Accumulated depreciation and amortization                     (2,281,838)     (2,411,900)
---------------------------------------------------------------------------------------------
     Total Property and Equipment                                     892,738         355,959
---------------------------------------------------------------------------------------------
OTHER ASSETS:
     Goodwill                                                       3,041,186               -

TOTAL ASSETS                                                     $ 16,722,330    $  6,630,901
---------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Line of credit                                              $          -    $    511,619
     Accounts payable                                               3,465,746       2,139,386
     Accrued liabilities
        Commission                                                    269,323         247,110
        Employee stock purchase plan                                  246,120         192,624
        Other                                                         406,061         149,614
     Deferred revenue                                               1,077,002         151,214
---------------------------------------------------------------------------------------------
     Total Current Liabilities                                      5,464,252       3,391,567

SHAREHOLDERS' EQUITY:
     Common stock, par value $.01:
        Authorized shares - 20,000,000
        Issued and outstanding shares - 11,767,255 in 2002 and
           10,614,098 in 2001                                         117,673         106,141
     Additional paid-in capital                                    25,692,131      18,017,617
     Accumulated deficit                                          (14,551,726)    (14,884,424)
---------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                    11,258,078       3,239,334
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 16,722,330    $  6,630,901
---------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS


YEAR ENDED DECEMBER 31                                            2002            2001            2000
---------------------------------------------------------------------------------------------------------
Services revenues                                            $ 20,114,132    $ 14,455,158    $  6,481,341
Products sold                                                   4,707,229       5,478,008       6,348,831
---------------------------------------------------------------------------------------------------------
     Total net sales                                           24,821,361      19,933,166      12,830,172

Cost of services                                               10,023,630       7,843,722       4,212,653
Cost of goods sold                                              2,162,860       2,773,176       2,824,973
---------------------------------------------------------------------------------------------------------
     Total cost of sales                                       12,186,490      10,616,898       7,037,626
---------------------------------------------------------------------------------------------------------
     Gross Profit                                              12,634,871       9,316,268       5,792,546

OPERATING EXPENSES:
     Selling                                                    7,354,296       5,815,454       4,092,805
     Marketing                                                  1,921,838       1,079,684         757,698
     General and administrative                                 2,816,219       2,302,361       1,751,019
---------------------------------------------------------------------------------------------------------
        Total Operating Expenses                               12,092,353       9,197,499       6,601,522
---------------------------------------------------------------------------------------------------------
           Operating Income (Loss)                                542,518         118,769        (808,976)

OTHER INCOME (EXPENSE):
     Interest income                                               51,810          61,895          85,607
     Interest expense                                             (61,216)        (69,828)       (122,053)
     Other income (expense)                                      (200,414)          9,994          21,853
---------------------------------------------------------------------------------------------------------
                                                                 (209,820)          2,061         (14,593)
---------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                                    $    332,698    $    120,830    $   (823,569)
---------------------------------------------------------------------------------------------------------

Net income (loss) per share:
     Basic                                                   $        .03    $        .01    $       (.08)
     Diluted                                                 $        .03    $        .01    $       (.08)
---------------------------------------------------------------------------------------------------------

Shares used in calculation of net income (loss) per share:
     Basic                                                     10,871,594      10,470,075       9,879,546
     Diluted                                                   11,799,837      11,539,760       9,879,546
---------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                             INSIGNIA SYSTEMS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY


                                         Common Stock       Additional
                                         ------------         Paid-In        Unearned     Accumulated
                                     Shares       Amount      Capital      Compensation     Deficit       Total
-------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999       9,327,946   $  93,279     $16,134,002   $ (28,764)  $(14,181,685)   $ 2,016,832
Employee stock purchase plan          56,537         566          62,755           -              -         63,321
Exercise of stock options            135,000       1,350         192,448           -              -        193,798
Exercise of stock warrants           767,888       7,679       1,068,896           -              -      1,076,575
Stock option repricing                     -           -          66,099           -              -         66,099
Amortization of unearned
   compensation                            -           -               -      19,176              -         19,176
Net loss                                   -           -               -           -       (823,569)      (823,569)
-------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000      10,287,371     102,874      17,524,200      (9,588)   (15,005,254)     2,612,232
Employee stock purchase plan          51,735         517         153,394           -              -        153,911
Exercise of stock options            212,869       2,129         330,351           -              -        332,480
Exercise of stock warrants            62,123         621            (621)          -              -              -
Stock option repricing                     -           -          10,293           -              -         10,293
Amortization of unearned
   compensation                            -           -               -       9,588              -          9,588
Net income                                 -           -               -           -        120,830        120,830
-------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001      10,614,098     106,141      18,017,617           -    (14,884,424)     3,239,334
Sale of common stock, net            816,100       8,161       7,033,179           -              -      7,041,340
Employee stock purchase plan          43,653         437         192,074           -              -        192,511
Exercise of stock options            136,944       1,369         394,240           -              -        395,609
Exercise of stock warrants           156,460       1,565          56,223           -              -         57,788
Other                                      -           -          (1,202)          -              -         (1,202)
Net income                                 -           -               -           -        332,698        332,698
-------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002      11,767,255    $117,673     $25,692,131 $         -   $(14,551,726)   $11,258,078
-------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

                             Insignia Systems, Inc.
                            STATEMENTS OF CASH FLOWS


YEAR ENDED DECEMBER 31                                             2002           2001           2000
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income (loss)                                         $   332,698    $   120,830    $  (823,569)
     Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
       Depreciation and amortization                               187,720        169,013        150,150
       Provision for bad debt expense                              (52,878)        71,790         45,000
       Amortization of unearned compensation                             -          9,588         19,176
       Stock option repricing                                            -         10,293         66,099
       Loss on disposal of property and equipment                  126,141              -          3,791
       Other                                                        (1,202)             -              -
        Changes in operating assets and liabilities:
          Accounts receivable                                   (2,215,296)      (977,531)      (831,699)
          Inventories                                             (131,911)       398,437        (24,618)
          Prepaid expenses                                          68,754         70,791       (142,654)
          Accounts payable                                       1,326,360      1,152,811        601,311
          Accrued liabilities                                      332,156         38,884        191,464
          Deferred revenue                                         925,788       (161,858)       (80,248)
--------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operating Activities                898,330        903,048       (825,797)

INVESTING ACTIVITIES:
     Purchases of property and equipment                          (835,640)      (274,919)      (184,693)
     Purchase of marketable securities                                   -              -       (160,000)
     Maturities of marketable securities                            80,000         80,000        240,000
     Cash paid for business acquisition                         (3,056,186)             -              -
--------------------------------------------------------------------------------------------------------
     Net Cash Used In Investing Activities                      (3,811,826)      (194,919)      (104,693)

FINANCING ACTIVITIES:
     Net change in line of credit                                 (511,619)       (91,233)      (204,168)
     Proceeds from issuance of common stock, net                 7,687,248        486,392      1,333,694
     Principal payments on long-term debt                                -              -        (81,967)
--------------------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities                   7,175,629        395,159      1,047,559
--------------------------------------------------------------------------------------------------------
     Increase in Cash and Cash Equivalents                       4,262,133      1,103,288        117,069
     Cash and Cash Equivalents at Beginning of Year              2,209,448      1,106,160        989,091
--------------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents at End of Year                  $ 6,471,581    $ 2,209,448    $ 1,106,160
--------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
     Cash paid during the year for interest                    $    61,216    $    69,828    $   122,053
--------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
     DESCRIPTION OF BUSINESS. Insignia Systems, Inc. (the "Company") markets in-store promotional products, programs and services to retailers and consumer packaged goods manufacturers. The Company's products include the Insignia Point-of-Purchase Services (POPS) in-store promotion program, which includes both Insignia POPSign and VALUStix programs, thermal sign card supplies for the Company's SIGNright and Impulse systems, Stylus software and laser printable cardstock and label supplies.

     BASIS OF PRESENTATION. The Company has included in its financial statements the assets and liabilities recorded in connection with the acquisition of the assets comprising the VALUStix business. The results of operations related to VALUStix since December 23, 2002, the effective date, have been included in the Company's statement of operations.

     CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2002, $5,567,693 was invested in an overnight repurchase account and $817,861 was invested in a short-term money market account.

     MARKETABLE SECURITIES. Marketable securities are composed of debt securities and are classified as available-for-sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income.

     ACCOUNTS RECEIVABLE. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers and maintains allowances for potential credit losses which, when realized, have generally been within management expectations.

     INVENTORIES. Inventories are primarily comprised of Impulse machines, SIGNright machines, sign cards, and accessories. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

                                            December 31,
                                 ---------------------------------
                                      2002                  2001
                                      ----                  ----
     Raw materials                 $ 328,713             $ 250,788
     Finished goods                  647,163               593,177
                                 -----------             ---------
                                   $ 975,876             $ 843,965
                                 ===========             =========

     PROPERTY AND EQUIPMENT. Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

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

     GOODWILL. Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Financial Accounting Standards Board
     (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "BUSINESS COMBINATIONS," which was effective for all business combinations initiated after June 30, 2001. The statement requires that all business combinations be accounted for under the purchase method and certain intangible assets acquired in business combinations be recorded separately from goodwill if certain requirements are met. The FASB also issued SFAS 142 "GOODWILL AND OTHER INTANGIBLE ASSETS," which was effective January 1, 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that assets with an indefinite life, such as goodwill, no longer be amortized to earnings, but instead be reviewed for impairment, at least annually or whenever an impairment indicator arises. Management expects to perform a goodwill impairment test annually, which will be done on the basis of the Company as one reporting unit.

     IMPAIRMENT OF LONG-LIVED ASSETS. The FASB issued SFAS 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," which was effective January 1, 2002. SFAS 144 supercedes SFAS 121 and further clarifies the accounting for disposals of long-lived assets. The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

     INCOME TAXES. Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. All of the goodwill is deductible for tax purposes.

     STOCK-BASED COMPENSATION. As described in Note 6, the Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25 (APB 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for stock-based compensation and to furnish the pro forma disclosure required under SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND Disclosure. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     REVENUE RECOGNITION. The Company recognizes revenue associated with equipment, software and sign card sales at the time the products are shipped to customers. Revenue associated with maintenance agreements is recognized ratably over the life of the contract. Revenue associated with Insignia POPS is recognized over the period of service.

     ADVERTISING COSTS. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $385,000, $336,000 and $221,000 during the years ended December 31, 2002, 2001 and 2000.

     NET INCOME (LOSS) PER SHARE. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the year. Options and warrants to purchase approximately 599,000 and 455,000 shares of common stock with weighted average exercise prices of $11.04 and $7.76 were outstanding at December 31, 2002 and 2001 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the reporting period. For the year ended December 31, 2000, the effect of options and warrants was anti-dilutive due to the net loss incurred during the period.

                                                           2002           2001       2000
--------------------------------------------------------------------------------------------
     Denominator for basic net income (loss)
        per share -  weighted averages shares           10,871,594    10,470,075   9,879,546

     Effect of dilutive securities:
       Stock options and warrants                          928,243     1,069,685           -
--------------------------------------------------------------------------------------------

     Denominator for diluted net income (loss) per
        share - adjusted weighted average shares        11,799,837    11,539,760   9,879,546

     USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     RECLASSIFICATIONS. Certain 2001 and 2000 amounts have been reclassified to conform to the presentation in the 2002 financial statements.

2. ACQUISITION. On December 23, 2002, the Company acquired all of the assets comprising the VALUStix business from Paul A. Richards, Inc., a New York company ("PAR"), for $3,000,000 in cash, plus a five-year royalty based on annual net sales over a threshold amount, pursuant to an Asset Purchase Agreement dated December 23, 2002 between the Company and PAR. PAR is not related to the Company in any manner.

     The price was determined based on the value of the assets acquired and expectations concerning future sales of the product line. The assets acquired consisted primarily of a turnkey operation related to the VALUStix business and thus most of the purchase price has been allocated to goodwill.

     In connection with the transaction, the Company also entered into an Employment Agreement with Paul A. Richards that is effective for five years, provides for an annual salary of $150,000 and can be terminated under certain terms and conditions, as defined in the Employment Agreement.

     Additionally, the Company entered into a Royalty Agreement with PAR that is effective for five years and provides for royalties to be paid to PAR for net sales of VALUStix products, based upon certain annual thresholds and varying rates of royalties, as defined in the Royalty Agreement.

     The Company funded the cash payment for the acquisition using a portion of the funds received from a private placement of the Company's common stock (see note 6).

     The acquisition was accounted for as a purchase, and accordingly, results of operations relating to the purchased assets have been included in the statement of operations from the date of acquisition. The purchase price was allocated as follows:

         Goodwill                             $3,041,186
         Property and equipment                   15,000

     Contingent royalties will also be recorded as part of the purchase price at the time they are actually incurred.

     Unaudited pro forma results of operations as if the acquisition had occurred as of January 1, 2001 are as follows:

                                             Year ended December 31,
                                          2002                      2001
                                    ----------------       -----------------

         Net sales                   $  24,918,112            $20,046,787
         Net loss                         (428,042)              (848,536)
         Net loss per share                   (.04)                  (.08)

3. MARKETABLE SECURITIES. Marketable securities consisted of a certificate of deposit, which was pledged as collateral for the building lease agreement. Investments are classified as available-for-sale and are stated at amortized cost, which approximates fair value. As a result no unrealized gains or losses were recognized at December 31, 2001.

4. LINE OF CREDIT. The Company had a $2 million line of credit agreement with a finance institution that expired on December 31, 2002. The amount outstanding under the credit agreement was paid in full during December 2002. The credit agreement required minimum monthly interest amounts and accrued interest at a rate of 2.5% over the bank's reference rate (the reference rate was 5.5% at December 31, 2001) per annum. The Company had pledged as security all inventory, accounts receivable, equipment and general intangibles.

5.   COMMITMENTS AND CONTINGENCIES.
     OPERATING LEASES. The Company conducts its operations in leased facilities and moved to a new location in December 2002. The Company incurred approximately $200,000 of expenses during the year ended December 31, 2002 as a result of its relocation, including the write-off of approximately $132,000 of leasehold improvements and furniture at its former location. The new operating lease is effective until January 2010. The Company also leases equipment under operating lease agreements effective through September 2005. Rent expense under all of these leases was approximately $563,000, $399,000 and $309,000 for the years ended December 13, 2002, 2001 and 2000.

     Minimum future lease obligations under these leases, excluding operating costs, are approximately as follows for the years ending December 31:

         2003                $ 1,125,000
         2004                  1,154,000
         2005                  1,014,000
         2006                    597,000
         2007                    597,000
         Thereafter            1,194,000

     LEGAL. In August 2000, News America Marketing In-Store, Inc., (News America) brought suit against the Company in U.S. District Court in New York, New York. The complaint alleged that News America had exclusive promotional agreements with certain grocery store retailers and that the promotional agreements prevented those retailers from contracting for the Company's POPSign program. The complaint also accused the Company of unfair competition, false advertising and interfering with business relationships. The Company denied any wrongful or improper action and brought a counterclaim against News America. This counterclaim alleged that News America had engaged in anti-competitive practices and was attempting to use its dominant position in the market to stifle competition and that News America's use of exclusive dealing clauses and other anti-competitive behavior violate the anti-trust laws and are unenforceable. The case and counterclaim were settled in November 2002. The terms of the settlement agreement are confidential. The settlement did not impact the Company's current operating results, nor is it expected to affect future operating results.

     The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

     RETAILER AGREEMENTS. The Company has contracts in the normal course of business with various retailers, some of which provide for minimum annual program levels. If those minimum levels are not met, the Company is obligated to pay the contractual difference to the retailers. During the years ended December 31, 2002, 2001 and 2000 the Company incurred approximately $112,000, $330,000 and $103,000 of costs related to these minimums. The amounts were recorded in Cost of Services in the Statements of Operations.

     Aggregate minimum commitment amounts under these agreements with retailers are approximately as follows for the years ending December 31:

         2003         $ 5,500,000
         2004           6,400,000
         2005           4,600,000
         2006             700,000

6.   SHAREHOLDERS' EQUITY.
     PRIVATE PLACEMENT. On December 18, 2002, the Company closed a private placement of $7,500,000 of common stock to a small group of accredited investors at a price of $9.19 per share, pursuant to a Securities Purchase Agreement. The price represented a 15% discount from the average closing bid price of the Company's common stock over the five days prior to the closing.

     In connection with this transaction, the Company entered into a Registration Rights Agreement that requires the Company to register the newly issued shares within a prescribed timeframe.

     The Company also issued warrants to the investors entitling them to purchase an additional 244,827 shares of the Company's common stock at an exercise price of $12.44 per share for a five-year period. The warrants are callable by the Company after one year if, among other conditions, the Company's common stock has traded at 175% of the exercise price for 30 consecutive trading days. Additionally, a warrant to purchase 40,805 shares with the same terms was issued to the Placement Agent. The warrants are all exercisable at December 31, 2002.

     WARRANTS. In May 1999, the Company issued warrants to non-employee Board members to purchase a total of 150,000 shares of common stock in recognition for services performed as Board members of the Company. The warrants are exercisable at $2.00 per share and expire on September 28, 2004.

     During 1994, the Company issued five-year warrants to a consultant to purchase a total of 15,000 shares of common stock exercisable at a price of $1.50 per share. During 1999, these warrants were extended to November 22, 2004.

     In 1998, the Company issued three-year warrants to outside consultants to purchase 70,000 shares of common stock at $1.625 per share. The Company valued these warrants at $58,100 and recognized consulting expense associated with these warrants over the vesting period including $9,588 and $19,176 during the years ended December 31, 2001 and 2000. During 2001, 57,219 of these warrants were exercised and 12,781 of these warrants were cancelled.

     During 2002, various warrant holders exercised 185,000 warrants at prices ranging from $1.625 to $2.31 to purchase 156,460 net shares of the Company's common stock. The Company received proceeds of $57,788 as a result of these warrant exercises.

     During 2001, various warrant holders executed a cashless exercise of 76,000 warrants at $1.625 to purchase 62,123 net shares of the Company's common stock.

     During 2000, various warrant holders exercised 767,888 warrants to purchase shares of the Company's common stock at prices ranging from $1.25 to $2.125. The Company received proceeds of $1,076,575 as a result of these warrant exercises.

     At December 31, 2002, an aggregate of 450,632 warrants are outstanding and exercisable.

     STOCK OPTIONS. The Company has elected to follow APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock-based compensation. In addition, the Company provides pro forma disclosure of stock-based compensation, as measured under the fair value requirements of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. These pro forma disclosures are provided as required under SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE.

     APB No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market value at the date of grant. However, APB No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

     The Company has a Stock Option Plan (the "Option Plan") for its employees and directors. Under the terms of the Option Plan, the Company grants incentive stock options to employees at an exercise price at or above 100% of fair market value on the date of grant. The Option Plan also allows the Company to grant non-qualified options at an exercise price of less than 100% of fair market value at the date of grant. The stock options expire five or ten years after the date of grant and typically vest in one-third increments on the first, second and third anniversaries of the grant date.

     The following tables summarizes activity under the Option Plan:

                                                       Plan Shares              Plan             Weighted
                                                        Available              Options       Average Exercise
                                                        for Grant            Outstanding      Price Per Share
--------------------------------------------------------------------------------------------------------------

       Balance at December 31, 1999                       12,443             1,284,000         $  1.38
          Reserved                                       200,000                     -               -
          Granted                                       (261,600)              261,600            4.84
          Exercised                                            -              (135,000)           1.44
          Cancelled                                       54,350               (54,350)           1.50
--------------------------------------------------------------------------------------------------------------

       Balance at December 31, 2000                        5,193             1,356,250            2.04
          Reserved                                       500,000                     -                -
          Granted                                       (582,600)              582,600            7.52
          Exercised                                            -              (212,869)           1.56
          Cancelled                                      129,165              (129,165)           6.58
--------------------------------------------------------------------------------------------------------------

       Balance at December 31, 2001                       51,758             1,596,816            3.74
          Reserved                                       250,000                     -               -
          Granted                                       (400,800)              400,800            9.36
          Exercised                                            -              (136,944)           2.86
          Cancelled                                      114,665              (114,665)           7.08
--------------------------------------------------------------------------------------------------------------

       Balance at December 31, 2002                       15,623             1,746,007         $  4.88
--------------------------------------------------------------------------------------------------------------


       The number of options exercisable under the Option Plan were:
          December 31, 2000               849,994
          December 31, 2001               911,294
          December 31, 2002             1,102,758

     The following table summarizes information about the stock options outstanding at December 31, 2002:

                                       Options Outstanding                                Options Exercisable
                       -----------------------------------------------------    ----------------------------------------
                                             Weighted            Weighted                                 Weighted
        Ranges of                             Average            Average              Number               Average
        Exercise           Number            Remaining        Exercise Price      Exercisable at       Exercise Price
         Prices          Outstanding     Contractual Life       Per Share        December 31, 2002        Per share
    ------------------ ---------------- -------------------- ----------------- ---------------------- ------------------

     $0.75  -  $1.06        461,333           0.3 years            $1.05                461,333             $1.05
      1.25  -   2.38        331,416           1.6 years             1.62                313,916              1.63
      4.00  -   6.12        190,259           4.5 years             4.65                135,393              4.72
      6.35  -   8.97        455,199           8.8 years             7.92                172,049              7.91
      9.30  -  11.36        307,600           9.8 years             9.77                 20,067              9.30
    ------------------ ---------------- -------------------- ----------------- ---------------------- ------------------

     $0.75  - $11.36      1,746,007           5.0 years            $4.88              1,102,758             $2.89


     Options outstanding under the Option Plan expire at various dates during the period January 2003 through December 2012.

     In electing to continue to follow APB No. 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including, if materially different from reported results, disclosure of pro forma net income (loss) and net income (loss) per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123.

     The weighted average fair values of options granted during the years ended December 31, 2002, 2001 and 2000 were $4.98, $4.63 and $2.58 and were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the years ended December 31, 2002, 2001 and 2000: risk-free interest rate of 4.09%, 5.12% and 6.0%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .784, .898 and .766 and a weighted average expected life of the option of three years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options' vesting period. The Company's pro forma information is as follows:

                                          2002            2001          2000
-------------------------------------------------------------------------------

     Net income (loss) as reported    $   332,698   $    120,830   $   (823,569)

     Pro forma effect of
       stock-based compensation        (1,113,786)      (661,264)      (499,530)
                                      -----------   ------------   ------------
     Pro forma net (loss)             $  (781,088)  $   (540,434)  $ (1,323,099)

     Pro forma net (loss) per share   $      (.07)  $       (.05)  $       (.13)

     These effects may not be representative of the future effects of applying the fair value method.

     EMPLOYEE STOCK PURCHASE PLAN. The Company has an Employee Stock Purchase Plan (the "Plan") that enables employees to contribute up to 10% of their compensation toward the purchase of the Company's common stock at 85% of market value. During the years ended December 31, 2002, 2001 and 2000, employees purchased 43,653, 51,735 and 56,537 shares under the Plan. At December 31, 2002, 178,986 shares are reserved for future employee purchases of common stock under the Plan.

7. INCOME TAXES. At December 31, 2002, the Company had net operating loss carryforwards of approximately $15,000,000, which are available to offset future taxable income. These carryforwards are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if an ownership change has occurred as defined by Internal Revenue Code
     Section 382. These carryforwards will begin expiring in 2005.

     The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of historical earnings.

     The Company will continue to assess the valuation allowance and to the extent it is determined that said allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized in the future. Included as part of the Company's net operating loss carryforwards are approximately $1,300,000 in tax deductions that resulted from the exercise of stock options. When these loss carryforwards are realized the corresponding changes in the valuation allowance will be recorded as additional paid-in capital.

     Significant components of the deferred taxes are as follows:

       As of December 31                              2002            2001
-------------------------------------------------------------------------------
       DEFERRED TAX ASSETS:
       Net operating loss carryforwards            $ 5,805,000    $  5,588,300
       Depreciation                                          -          49,400
       Accounts receivable allowance                    49,000          64,500
       Inventory reserve                                34,000          64,300
       Other                                            21,000          20,500
-------------------------------------------------------------------------------
       Deferred tax assets                           5,909,000       5,787,000
       Less valuation allowance                     (5,909,000)     (5,787,000)
-------------------------------------------------------------------------------

       Net deferred taxes                         $          -    $          -
===============================================================================

8. EMPLOYEE BENEFIT PLANS. The Company has a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 15% of their income on a pre-tax basis through contributions to the plan. The Company may make matching contributions with respect to salary deferral at a percentage to be determined by the Company each year. During the years ended December 31, 2002, 2001 and 2000, the Company made no matching contributions.

9.   CONCENTRATIONS.
     MAJOR CUSTOMERS. During the year ended December 31, 2002 two customers accounted for 13% and 12% of the Company's total net sales. At December 31, 2002 these two customers represented 7% and 20% of the Company's total accounts receivable. During the year ended December 31, 2001 another customer accounted for 14% of the Company's total net sales.

     Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results.

     EXPORT SALES. Export sales accounted for 2%, 4% and 8% of total net sales during the years ended December 31, 2002, 2001 and 2000.

     SUPPLIERS. The Company currently buys the components of its products from sole suppliers. Although there are a limited number of manufacturers capable of manufacturing these components, management believes that other manufacturers could adapt to provide the components on comparable terms. The time required to locate and qualify other manufacturers, however, could cause a delay in manufacturing that may be financially disruptive to the Company.

     The Company subcontracts with one vendor for the printing and application of the VALUStix coupons. Although there are a limited number of printers capable of providing this service, management believes that other printers could provide the coupons on comparable terms. The time required to locate and qualify other printers, however, could cause a delay that may be financially disruptive to the Company.

10. QUARTERLY FINANCIAL DATA. (Unaudited)

Quarterly data for the years ended December 31, 2002 and 2001 was as follows:


YEAR ENDED DECEMBER 31, 2002                   1ST QUARTER        2ND QUARTER     3RD QUARTER       4TH QUARTER
-------------------------------------------------------------------------------------------------------------------
     Net sales                                 $ 6,015,117       $ 5,822,882       $ 5,075,908     $ 7,907,454
     Gross profit                                2,940,944         3,032,294         2,239,125       4,422,508
     Net income (loss)                             319,905           201,713          (499,216)        310,296
     Net income (loss) per share:
         Basic                                 $       .03       $       .02       $      (.05)    $       .03
         Diluted                               $       .03       $       .02       $      (.05)    $       .03

YEAR ENDED DECEMBER 31, 2001                   1ST QUARTER        2ND QUARTER     3RD QUARTER       4TH QUARTER
-------------------------------------------------------------------------------------------------------------------
     Net sales                                 $ 5,147,500       $ 4,625,223       $ 3,997,460     $ 6,162,983
     Gross profit                                2,445,568         2,046,731         1,700,027       3,123,942
     Net income (loss)                             301,127           (99,173)         (492,523)        411,399
     Net income (loss) per share:
         Basic                                 $       .03       $      (.01)      $      (.05)    $       .04
         Diluted                               $       .03       $      (.01)      $      (.05)    $       .04


Reclassifications of certain selling and marketing expenses to cost of sales have been made for all periods presented to be consistent with the annual presentation of the Statements of Operations.




Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
         Financial Disclosures
         ---------------------

     None.

PART III.


Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         Information concerning Executive Officers of the Company is included in this Annual Report in Item 4A under the caption "Executive Officers of the Registrant." The information required by Item 10 concerning the directors of the Company is incorporated herein by reference to the Company's proxy statement for its 2003 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


Item 11. Executive Compensation
-------------------------------

         The information required by Item 11 is incorporated herein by reference to the Company's proxy statement for its 2003 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The information required by Item 12 is incorporated by reference to the Company's proxy statement for its 2003 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         The information required by Item 13 is incorporated by reference to the Company's proxy statement for its 2003 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


Item 14.  Controls and Procedures
---------------------------------

         (a) Evaluation of Disclosure Controls and Procedures.

          The Company's Chief Executive Officer, Scott F. Drill, and Chief Financial Officer, Denni J. Lester, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

         (b) Changes in Internal Controls.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the year covered by this report or from the end of the reporting period to the date of this Form 10-K.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

The following financial statements of Insignia Systems, Inc. are included in
Item 8:

   Report of Independent Auditors
   Balance Sheets as of December 31, 2002 and 2001
   Statements of Operations for the years ended December 31, 2002, 2001 and 2000 Statements of Changes in Shareholders' Equity for the years ended
     December 31, 2002, 2001 and 2000
   Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 Notes to Financial Statements

The following schedule of Insignia Systems, Inc. is included in Item 15:

   Schedule II. Valuation and Qualifying Accounts

(a)      Exhibits

    Exhibit                                                       Page Number or Incorporation
    Number           Description                                  By Reference To
----------------     ----------------------------------------     -------------------------------------------------
       2             Asset Purchase Agreement dated               Exhibit 2 of the Registrant's Form 8-K filed
                     December 23, 2002 between Insignia           December 31, 2002
                     Systems, Inc. and Paul A. Richards,
                     Inc. (omitted schedules available upon
                     request)

      3.1            Articles of Incorporation of                 Exhibit 3.1 of the Registrant's Registration
                     Registrant, as amended to date               Statement on Form S-18, Reg. No. 33-40765C

      3.2            Bylaws, as amended to date                   Exhibit 3.2 of the Registrant's Registration
                                                                  Statement on Form S-18, Reg. No. 33-40765C

      4.1            Specimen Common Stock Certificate of         Exhibit 4.1 of the Registrant's Registration
                     Registrant                                   Statement on Form S-18, Reg. No. 33-40765C

      4.2            Securities Purchase Agreement dated          Exhibit 4.1 of the Registrant's Form 8-K filed
                     December 18, 2002 among Insignia             December 31, 2002
                     Systems, Inc. and the Purchasers

      4.3            Registration Rights Agreement dated          Exhibit 4.2 of the Registrant's Form 8-K filed
                     December 18, 2002 among Insignia             December 31, 2002
                     Systems, Inc. and the Purchasers

      4.4            Form of Warrant dated December 18,           Exhibit 4.3 of the Registrant's Form 8-K filed
                     2002 between Insignia Systems, Inc.          December 31, 2002
                     and the Holders

     10.1            Employment Agreement dated December          Exhibit 10.1 of the Registrant's Form 8-K filed
                     23, 2002 between Insignia Systems,           December 31, 2002
                     Inc. and Paul A. Richards

     10.2            Royalty Agreement dated December 23,         Exhibit 10.2 of the Registrant's Form 8-K filed
                     2002 between Insignia Systems, Inc.          December 31, 2002
                     and Paul A. Richards, Inc.

     10.3            The Company's 1990 Stock Plan, as            Exhibit 10.3 of the Registrant's Annual Report
                     amended                                      on Form 10-K for the year ended December 31,
                                                                  2001

     10.4            Certificate of Amendment to 1990 Stock       Filed herewith
                     Option Plan

     10.5            Lease Agreement between Plymouth             Exhibit 10.6 of the Registrant's Annual Report
                     Partners II, and the Company, dated          on Form 10-K for the year ended December 31,
                     October 5, 1998                              1998

     10.6            Lease Agreement between 321                  Filed herewith
                     Corporation and the Company, dated
                     October 31, 2002

    Exhibit                                                       Page Number or Incorporation
    Number           Description                                  By Reference To
----------------     ----------------------------------------     -------------------------------------------------
     10.7            License Agreement between Thomas and         Exhibit 10.1 of the Registrant's Registration
                     Lawrence McGourty and the Company            Statement on Form S-18, Reg. No. 33-40765C
                     dated January 23, 1990, as amended

     10.8            Barcode License and Support Agreement        Exhibit 10.2 of the Registrant's Registration
                     between Thomas and Lawrence McGourty         Statement on Form S-18, Reg. No. 33-40765C
                     and the Company dated January 23, 1990

     10.9            Employee Stock Purchase Plan, as             Exhibit 10.9 of the Registrant's Annual Report
                     amended                                      on Form 10-K for the year ended December 31,
                                                                  2000

      23             Consent of Ernst & Young LLP                 Filed herewith

      25             Power of Attorney (See signature page        Filed herewith
                     of this Form 10-K)

     99.1            Certification of CEO                         Filed herewith

     99.2            Certification of CFO                         Filed herewith

(b) Reports on Form 8-K

       The Company filed a report on Form 8-K on December 31, 2002 under Items 2 and 5, to report the acquisition of the assets comprising the VALUStix business and the completion of a private placement of $7,500,000 of common stock.

SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS




                                          Balance at        Charged to                            Balance at
                                           Beginning        Costs and        Deductions         End of Period
             Description                   of Period         Expenses         Describe
--------------------------------------    ------------     -------------    --------------      ---------------
Year ended December 31, 2002
    Allowance for doubtful accounts         $ 174,194         $(52,878)         $(10,684) (1)       $ 132,000


    Provision for obsolete inventory           46,365           55,000            51,592  (3)          49,773

---------------------------------------------------------------------------------------------------------------

Year ended December 31, 2001
    Allowance for doubtful accounts           106,242           71,790             3,838  (1)         174,194
    Provision for normal returns
    and rebates                                15,840                -            15,840  (2)               -
    Provision for obsolete inventory           67,209           33,000            53,844  (3)          46,365

---------------------------------------------------------------------------------------------------------------

Year ended December 31, 2000
    Allowance for doubtful accounts            70,917           45,000             9,675  (1)         106,242
    Provision for normal returns
    and rebates                                15,840                -                 -               15,840
    Provision for obsolete inventory           61,960           91,000            85,751  (3)          67,209


--------------------------------------------------
(1) Uncollectable accounts written off, net of recoveries.
(2) Credited to income.
(3) Inventory scrapped and disposed of.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            By:   /s/ Scott F. Drill
                                                  ---------------------------
                                                  Scott F. Drill
                                                  President and CEO
Dated:   March 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                                Power of Attorney

Each person whose signature appears below constitutes and appoints Denni J. Lester his true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.



Signature                           Title                                                   Date
-------------------------------     --------------------------------------------------      -----------------------

/s/ Gary L. Vars                    Chairman of the Company and                             March 10, 2003
---------------------------         President, Insignia POPS Division
Gary L. Vars

/s/ Scott F. Drill                  President and Chief Executive Officer (principal        March 10, 2003
---------------------------         executive officer)
Scott F. Drill

/s/ Denni J. Lester                 Vice President, Finance, CFO and Treasurer              March 10, 2003
---------------------------         (principal financial officer)
Denni J. Lester

/s/ Erwin A. Kelen                  Director                                                March 10, 2003
---------------------------
Erwin A. Kelen

/s/ Donald Kramer                   Director                                                March 10, 2003
---------------------------
Donald Kramer

/s/ W. Robert Ramsdell              Director                                                March 10, 2003
---------------------------
W. Robert Ramsdell

/s/ Gordon F. Stofer                Director                                                March 10, 2003
---------------------------
Gordon F. Stofer

/s/ Frank D. Trestman               Director                                                March 10, 2003
---------------------------
Frank D. Trestman


                                 CERTIFICATIONS

I, Scott F. Drill, certify that:

1. I have reviewed this annual report on Form 10-K of Insignia Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the Company, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 10, 2003                    /s/  Scott F. Drill
                                         -----------------------------------
                                         Scott F. Drill
                                         President and
                                         Chief Executive Officer

I, Denni J. Lester, certify that:

1. I have reviewed this annual report on Form 10-K of Insignia Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the Company, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 10, 2003                          /s/  Denni J. Lester
                                               --------------------------
                                               Denni J. Lester
                                               Vice President, Finance
                                               And Chief Financial Officer