Form 10-K/A
period 2002-12-31
INSIGNIA SYSTEMS INC/MN
filed 2003-04-07
CIK 875355

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                   FORM 10-K/A


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the year ended December 31, 2002              Commission File Number 1-13471
--------------------------------------------------------------------------------


                             INSIGNIA SYSTEMS, INC.
       ------------------------------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment of this Form 10-K/A.
Yes [ ]    No [X]


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).
Yes [ ]    No [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the second quarter (June 28, 2002) was approximately $62,344,000 based upon the last sale price of the registrant's Common Stock on such date.


     Number of shares outstanding of Common Stock, $.01 par value, as of April 7, 2003, was 12,167,748.


                      DOCUMENTS INCORPORATED BY REFERENCE:

           Insignia Systems, Inc. Proxy Statement to be filed for the
                         Annual Meeting of Shareholders
         to be held on May 20, 2003 (Part III - Items 10, 11, 12 and 13)

                                TABLE OF CONTENTS


PART I.                                                                        1
   Item 1.      Business......................................................1
   Item 2.      Properties....................................................5
   Item 3.      Legal Proceedings.............................................5
   Item 4.      Submission of Matters to a Vote of Security Holders...........6
   Item 4A.     Executive Officers of the Registrant..........................6

PART II.                                                                       7
   Item 5.      Market for the Registrant's Common Equity and
                Related Stockholder Matters...................................7
   Item 6.      Selected Financial Data.......................................8
   Item 7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................8


   Item 7A.     Quantitative and Qualitative Disclosures About
                Market Risk..................................................13
   Item 8.      Financial Statements and Supplementary Data..................14
   Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures.........................29

PART III.                                                                     30
   Item 10.     Directors and Executive Officers of the Registrant...........30
   Item 11.     Executive Compensation.......................................30
   Item 12.     Security Ownership of Certain Beneficial Owners
                and Management...............................................30
   Item 13.     Certain Relationships and Related Transactions...............30
   Item 14.     Controls and Procedures......................................28
   Item 15.     Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K..........................................31

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


Item 4A. Executive Officers of the Registrant

         The names, ages and positions of the Company's executive officers are as follows:

Name                       Age      Position
--------------------------------------------------------------------------------

Scott F. Drill             50       President and Chief Executive Officer
Gary L. Vars               62       Chairman of the Board of Directors and
                                    President, POPS Division
Denni J. Lester            44       Vice President of Finance, Chief Financial
                                    Officer and Treasurer
John R. Whisnant           57       Vice President of Administration and
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

         Gary L. Vars has been Chairman of the Board of Directors since March 2001, and President of the POPS Division since December 2002. From September 1998 to December 2002, he held the position of Executive Vice President and General Manager of the POPS Division. Prior to joining the Company in 1998, Mr. Vars spent 22 years as a marketing and business development consultant to Fortune 500 companies. From 1966 to 1976 Mr. Vars held various management positions at the Pillsbury Co., including Director of Marketing and New Product Development, Grocery Products Division.

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

              2002                       High             Low
              -------------------------------------------------
              First Quarter            $ 9.200          $ 6.700
              Second Quarter            10.150            6.950
              Third Quarter              9.210            6.980
              Fourth Quarter            11.480            8.100

              2001                        High            Low
              -------------------------------------------------
              First Quarter            $ 9.625          $ 4.875
              Second Quarter             9.750            6.480
              Third Quarter              8.840            5.150
              Fourth Quarter             8.500            5.400


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

Item 6. Selected Financial Data

(In thousands, except per share amounts.)

For the Years Ended
December 31                                       2002           2001          2000          1999          1998
-----------------------------------------------------------------------------------------------------------------
Net sales                                      $ 24,821       $ 19,933      $ 12,830       $ 9,287       $ 8,704


Operating income (loss)                             411            119          (809)       (1,394)       (3,396)


Net income (loss)                                   333            121          (824)       (1,411)       (3,416)
Net income (loss) per share:
   Basic and diluted                           $    .03       $    .01      $   (.08)      $  (.16)      $  (.44)
Shares used in calculation of
  Net income (loss) per share:
   Basic                                         10,872         10,470         9,880         8,828         7,714
   Diluted                                       11,800         11,540         9,880         8,828         7,714
Working capital                                $  7,324       $  2,883     $   2,362     $   1,798       $ 2,232
Total assets                                     16,722          6,631         5,065         4,043         4,069
Long-term debt and lease obligation                  --             --            --            --            72
Total shareholders' equity                       11,258          3,239         2,612         2,017         2,430


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Statements of Operations as a percentage of total net sales.

Year ended December 31              2002              2001             2000
--------------------------------------------------------------------------------
Net sales                          100.0%            100.0%           100.0%
Cost of sales                       49.1              53.3             54.9
--------------------------------------------------------------------------------
Gross profit                        50.9              46.7             45.1
Operating expenses:
    Selling                         29.6              29.2             31.9
    Marketing                        7.8               5.4              5.9


    General and administrative      11.9              11.5             13.6
--------------------------------------------------------------------------------
Total operating expenses            49.3              46.1             51.4
--------------------------------------------------------------------------------
Operating income (loss)              1.6               0.6             (6.3)
Other income (expense)              (0.3)               --             (0.1)
--------------------------------------------------------------------------------


Net income (loss)                    1.3%              0.6%            (6.4)%
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

RECENT ACQUISITION

On December 23, 2002, we acquired the VALUStix business from an unrelated party for $3,000,000 in cash, plus a five-year royalty based on annual net sales over a threshold amount. This acquisition gave us the opportunity to expand our product offerings to our POPSign customers.

The VALUStix business includes a proprietary system that allows retailers and manufacturers to attach coupons and other promotional materials to products that are sold in grocery stores and other retail locations. The VALUStix program can deliver immediately actionable offers and information to shoppers at the point-of-purchase.

The purchase price was based upon arms length negotiations with the seller and an assessment by management of the time and expense required to develop a comparable product. The Company believes the VALUStix program will complement the POPSign program and expects there will be definite synergies to our existing business.

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


GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 2002 increased 28.1% to $2,948,219 compared to $2,302,361 for the year ended December 31, 2001, primarily due to increased legal fees related to the News America litigation that was settled during the fourth quarter of 2002 and expenses related to our corporate move during December 2002. General and administrative expenses as a percentage of total net sales increased to 11.9% in 2002 compared to 11.5% in 2001, primarily due to moving expenses of $200,000 and higher legal fees, offset by a reduction to the allowance for doubtful accounts that resulted in a bad debt recovery of $52,878 for the year compared to bad debt expense of $71,790 in 2001 due to the changing nature of the Company's customer base as POPSign revenues represent a more significant portion of total revenues. We expect general and administrative expenses to be similar in dollar amount primarily due to additions to our management team, the VALUStix acquisition and the increased cost of our new facilities, offset by lower legal fees and no moving expenses, and to decline somewhat as a percentage of net sales due to an expected increase in total net sales.

OTHER INCOME (EXPENSE). Other expenses of $77,820 for the year ended December 31, 2002 were primarily due to a one-time fee to move to the NASDAQ National Market.


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


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION


Statements made in this annual report on Form 10-K/A, in the Company's other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts are "forward looking statements." Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words "believes," "expects," "anticipates," "seeks" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to: we historically have not achieved significant earnings; our results of operations may be subject to significant fluctuations; we face significant competition from other providers of at-shelf advertising or promotion signage; reductions in advertising and promotional expenditures by branded product manufacturers due to changes in economic conditions would adversely affect us; we are dependent on the number of retailer partners; we are dependent on the success of the Insignia POPS program and expansion of the program to the retail drug industry; we may not be able to manage growth effectively; we are dependent on manufacturer partners achieving sales lift; we recently made our first business acquisition and may acquire other businesses; we are dependent on members of management team; we have a significant amount of options and warrants outstanding that could affect market price of our common stock; and the market price of our common stock has been volatile.



Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

The following Independent Auditors' Report and Financial Statements thereon are included on the pages indicated:

Report of Independent Auditors...............................................15

Balance Sheets as of December 31, 2002 and 2001..............................16

Statements of Operations for the years ended December 31, 2002, 2001 and 2000...................................................................17

Statements of Shareholders' Equity for the years ended December 31, 2002,
  2001 and 2000..............................................................18

Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000...................................................................19

Notes to Financial Statements................................................20

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

                                                           /s/ Ernst & Young LLP




Minneapolis, Minnesota
January 31, 2003

                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

AS OF DECEMBER 31                                                        2002             2001
-------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                    $  6,471,581     $  2,209,448
       Marketable securities                                                  --           80,000
       Accounts receivable - net of $132,000 allowance in 2002
         and $174,000 in 2001                                          5,263,701        2,995,527
       Inventories                                                       975,876          843,965
       Prepaid expenses                                                   77,248          146,002
-------------------------------------------------------------------------------------------------
       Total Current Assets                                           12,788,406        6,274,942

PROPERTY AND EQUIPMENT:
       Production tooling, machinery and equipment                     2,046,208        1,740,462
       Office furniture and fixtures                                     257,547          243,051
       Computer equipment                                                645,742          517,510
       Leasehold improvements                                            174,143          266,836
       Construction-in-progress                                           50,936               --
-------------------------------------------------------------------------------------------------
                                                                       3,174,576        2,757,859
       Accumulated depreciation and amortization                      (2,281,838)      (2,411,900)
-------------------------------------------------------------------------------------------------
       Total Property and Equipment                                      892,738          355,959

OTHER ASSETS:
       Goodwill                                                        3,041,186               --
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $ 16,722,330      $ 6,630,901
-------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Line of credit                                               $         --     $    511,619
       Accounts payable                                                3,465,746        2,139,386
       Accrued liabilities
          Commission                                                     269,323          247,110
          Employee stock purchase plan                                   246,120          192,624
          Other                                                          406,061          149,614
       Deferred revenue                                                1,077,002          151,214
-------------------------------------------------------------------------------------------------
       Total Current Liabilities                                       5,464,252        3,391,567

SHAREHOLDERS' EQUITY:
       Common stock, par value $.01:
          Authorized shares - 20,000,000
          Issued and outstanding shares - 11,767,255 in 2002 and
             10,614,098 in 2001                                          117,673          106,141
       Additional paid-in capital                                     25,692,131       18,017,617
       Accumulated deficit                                           (14,551,726)     (14,884,424)
-------------------------------------------------------------------------------------------------
       Total Shareholders' Equity                                     11,258,078        3,239,334
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 16,722,330     $  6,630,901
-------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31                                               2002             2001             2000
--------------------------------------------------------------------------------------------------------------
  Services revenues                                             $ 20,114,132     $ 14,455,158     $  6,481,341
  Products sold                                                    4,707,229        5,478,008        6,348,831
--------------------------------------------------------------------------------------------------------------
       Total net sales                                            24,821,361       19,933,166       12,830,172

  Cost of services                                                10,023,630        7,843,722        4,212,653
  Cost of goods sold                                               2,162,860        2,773,176        2,824,973
--------------------------------------------------------------------------------------------------------------
       Total cost of sales                                        12,186,490       10,616,898        7,037,626
--------------------------------------------------------------------------------------------------------------
       Gross Profit                                               12,634,871        9,316,268        5,792,546

  OPERATING EXPENSES:
       Selling                                                     7,354,296        5,815,454        4,092,805
       Marketing                                                   1,921,838        1,079,684          757,698


       General and administrative                                  2,948,219        2,302,361        1,751,019
--------------------------------------------------------------------------------------------------------------
          Total Operating Expenses                                12,224,353        9,197,499        6,601,522
--------------------------------------------------------------------------------------------------------------
             Operating Income (Loss)                                 410,518          118,769         (808,976)


  OTHER INCOME (EXPENSE):
       Interest income                                                51,810           61,895           85,607
       Interest expense                                              (61,216)         (69,828)        (122,053)


       Other income (expense)                                        (68,414)           9,994           21,853
--------------------------------------------------------------------------------------------------------------
                                                                     (77,820)           2,061          (14,593)
--------------------------------------------------------------------------------------------------------------


          NET INCOME (LOSS)                                     $    332,698     $    120,830     $   (823,569)
--------------------------------------------------------------------------------------------------------------

  Net income (loss) per share:
       Basic                                                    $        .03     $        .01     $       (.08)
       Diluted                                                  $        .03     $        .01     $       (.08)
--------------------------------------------------------------------------------------------------------------

  Shares used in calculation of net income (loss) per share:
       Basic                                                      10,871,594       10,470,075        9,879,546
--------------------------------------------------------------------------------------------------------------
       Diluted                                                    11,799,837       11,539,760        9,879,546

SEE ACCOMPANYING NOTES.

                             INSIGNIA SYSTEMS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                         Common Stock              Additional
                                         ------------               Paid-In          Unearned        Accumulated
                                    Shares          Amount          Capital         Compensation       Deficit             Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999      9,327,946     $     93,279     $ 16,134,002      $    (28,764)     $(14,181,685)     $  2,016,832
Employee stock purchase plan         56,537              566           62,755                --                --            63,321
Exercise of stock options           135,000            1,350          192,448                --                --           193,798
Exercise of stock warrants          767,888            7,679        1,068,896                --                --         1,076,575
Stock option repricing                   --               --           66,099                --                --            66,099
Amortization of unearned
   compensation                          --               --               --            19,176                --            19,176
Net loss                                 --               --               --                --          (823,569)         (823,569)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000     10,287,371          102,874       17,524,200            (9,588)      (15,005,254)        2,612,232
Employee stock purchase plan         51,735              517          153,394                --                --           153,911
Exercise of stock options           212,869            2,129          330,351                --                --           332,480
Exercise of stock warrants           62,123              621             (621)               --                --                --
Stock option repricing                   --               --           10,293                --                --            10,293
Amortization of unearned
   compensation                          --               --               --             9,588                --             9,588
Net income                               --               --               --                --           120,830           120,830
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001     10,614,098          106,141       18,017,617                --       (14,884,424)        3,239,334
Sale of common stock, net           816,100            8,161        7,033,179                --                --         7,041,340
Employee stock purchase plan         43,653              437          192,074                --                --           192,511
Exercise of stock options           136,944            1,369          394,240                --                --           395,609
Exercise of stock warrants          156,460            1,565           56,223                --                --            57,788
Other                                    --               --           (1,202)               --                --            (1,202)
Net income                               --               --               --                --           332,698           332,698
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002     11,767,255     $    117,673     $ 25,692,131      $         --      $(14,551,726)     $ 11,258,078
-----------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                             Insignia Systems, Inc.
                            STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31                                        2002            2001            2000
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income (loss)                                    $   332,698     $   120,830     $  (823,569)
     Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
       Depreciation and amortization                          187,720         169,013         150,150
       Provision for bad debt expense                         (52,878)         71,790          45,000
       Amortization of unearned compensation                       --           9,588          19,176
       Stock option repricing                                      --          10,293          66,099
       Loss on disposal of property and equipment             126,141              --           3,791
       Other                                                   (1,202)             --              --
        Changes in operating assets and liabilities:
          Accounts receivable                              (2,215,296)       (977,531)       (831,699)
          Inventories                                        (131,911)        398,437         (24,618)
          Prepaid expenses                                     68,754          70,791        (142,654)
          Accounts payable                                  1,326,360       1,152,811         601,311
          Accrued liabilities                                 332,156          38,884         191,464
          Deferred revenue                                    925,788        (161,858)        (80,248)
-----------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operating Activities           898,330         903,048        (825,797)

INVESTING ACTIVITIES:
     Purchases of property and equipment                     (835,640)       (274,919)       (184,693)
     Purchase of marketable securities                             --              --        (160,000)
     Maturities of marketable securities                       80,000          80,000         240,000
     Cash paid for business acquisition                    (3,056,186)             --              --
-----------------------------------------------------------------------------------------------------
     Net Cash Used In Investing Activities                 (3,811,826)       (194,919)       (104,693)

FINANCING ACTIVITIES:
     Net change in line of credit                            (511,619)        (91,233)       (204,168)
     Proceeds from issuance of common stock, net            7,687,248         486,392       1,333,694
     Principal payments on long-term debt                          --              --         (81,967)
-----------------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities              7,175,629         395,159       1,047,559
-----------------------------------------------------------------------------------------------------
     Increase in Cash and Cash Equivalents                  4,262,133       1,103,288         117,069
     Cash and Cash Equivalents at Beginning of Year         2,209,448       1,106,160         989,091
-----------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents at End of Year             $ 6,471,581     $ 2,209,448     $ 1,106,160
-----------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
     Cash paid during the year for interest               $    61,216     $    69,828     $   122,053
-----------------------------------------------------------------------------------------------------

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

     INVENTORIES. Inventories are primarily comprised of Impulse machines, SIGNright machines, sign cards, and accessories. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

                                              December 31,
                                   --------------------------------
                                      2002                  2001
                                      ----                  ----
     Raw materials                 $ 328,713             $ 250,788
     Finished goods                  647,163               593,177
                                   ---------             ---------
                                   $ 975,876             $ 843,965
                                    ========              ========

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

     GOODWILL. Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Financial Accounting Standards Board
     (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "BUSINESS COMBINATIONS," which was effective for all business combinations initiated after June 30, 2001. The statement requires that all business combinations be accounted for under the purchase method and certain intangible assets acquired in business combinations be recorded separately from goodwill if certain requirements are met. The FASB also issued SFAS 142 "GOODWILL AND OTHER INTANGIBLE ASSETS," which was effective January 1, 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that assets with an indefinite life, such as goodwill, no longer be amortized to earnings, but instead be reviewed for impairment, at least annually or whenever an impairment indicator arises. Management expects to perform a goodwill impairment test annually.


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

                                                                2002              2001             2000
     -----------------------------------------------------------------------------------------------------
     Denominator for basic net income (loss)
        per share -  weighted averages shares                10,871,594       10,470,075         9,879,546

     Effect of dilutive securities:
       Stock options and warrants                               928,243        1,069,685                 -
     -----------------------------------------------------------------------------------------------------

     Denominator for diluted net income (loss) per
        share - adjusted weighted average shares             11,799,837       11,539,760         9,879,546

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

     Unaudited pro forma results of operations as if the acquisition had occurred as of January 1, 2001 are as follows:

                                                    Year ended December 31,
                                                    -----------------------
                                                     2002            2001
                                                ------------    ------------

         Net sales                              $ 24,918,112    $ 20,046,787
         Net loss                                   (428,042)       (848,536)
         Net loss per share                             (.04)           (.08)

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


5.   COMMITMENTS AND CONTINGENCIES.
     OPERATING LEASES. The Company conducts its operations in leased facilities and moved to a new location in December 2002. The Company incurred approximately $200,000 of expenses during the year ended December 31, 2002 as a result of its relocation. The new operating lease is effective until January 2010. The Company also leases equipment under operating lease agreements effective through September 2005. Rent expense under all of these leases was approximately $563,000, $399,000 and $309,000 for the years ended December 13, 2002, 2001 and 2000.


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

     The following tables summarizes activity under the Option Plan:

                                     Plan Shares        Plan             Weighted
                                      Available        Options       Average Exercise
                                      for Grant      Outstanding      Price Per Share
     --------------------------------------------------------------------------------
     Balance at December 31, 1999       12,443       1,284,000         $  1.38
        Reserved                       200,000              --              --
        Granted                       (261,600)        261,600            4.84
        Exercised                           --        (135,000)           1.44
        Cancelled                       54,350         (54,350)           1.50
     --------------------------------------------------------------------------------

     Balance at December 31, 2000        5,193       1,356,250            2.04
        Reserved                       500,000              --              --
        Granted                       (582,600)        582,600            7.52
        Exercised                           --        (212,869)           1.56
        Cancelled                      129,165        (129,165)           6.58
     --------------------------------------------------------------------------------

     Balance at December 31, 2001       51,758       1,596,816            3.74
        Reserved                       250,000              --              --
        Granted                       (400,800)        400,800            9.36
        Exercised                           --        (136,944)           2.86
        Cancelled                      114,665        (114,665)           7.08
     --------------------------------------------------------------------------------

     Balance at December 31, 2002       15,623       1,746,007         $  4.88
     --------------------------------------------------------------------------------

The number of options exercisable under the Option Plan were:
   December 31, 2000               849,994
   December 31, 2001               911,294
   December 31, 2002             1,102,758

     The following table summarizes information about the stock options outstanding at December 31, 2002:

                                       Options Outstanding                                Options Exercisable
                       -----------------------------------------------------    -------------------------------------
                                             Weighted            Weighted                                 Weighted
        Ranges of                             Average            Average              Number               Average
        Exercise           Number            Remaining        Exercise Price      Exercisable at       Exercise Price
         Prices          Outstanding     Contractual Life       Per Share        December 31, 2002        Per share
    ------------------ ---------------- -------------------- ----------------- ---------------------- ---------------
     $0.75  - $1.06        461,333           0.3 years            $1.05                461,333             $1.05
      1.25  -  2.38        331,416           1.6 years             1.62                313,916              1.63
      4.00  -  6.12        190,259           4.5 years             4.65                135,393              4.72
      6.35  -  8.97        455,199           8.8 years             7.92                172,049              7.91
      9.30  - 11.36        307,600           9.8 years             9.77                 20,067              9.30
    ------------------ ---------------- -------------------- ----------------- ---------------------- ---------------
     $0.75 - $11.36      1,746,007           5.0 years            $4.88              1,102,758             $2.89

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options' vesting period. The Company's pro forma information is as follows:

                                                           2002             2001             2000
     -----------------------------------------------------------------------------------------------
     Net income (loss) as reported                    $    332,698     $    120,830     $    823,569)

     Pro forma effect of stock-based compensation       (1,113,786)        (661,264)        (499,530)
     -----------------------------------------------------------------------------------------------

     Pro forma net (loss)                             $   (781,088)    $   (540,434)    $ (1,323,099)

     Pro forma net (loss) per share                   $       (.07)    $       (.05)    $       (.13)

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

     Significant components of the deferred taxes are as follows:

     As of December 31                        2002              2001
     ------------------------------------------------------------------
     DEFERRED TAX ASSETS:
     Net operating loss carryforwards     $ 5,805,000     $   5,588,300
     Depreciation                                  --            49,400
     Accounts receivable allowance             49,000            64,500
     Inventory reserve                         34,000            64,300
     Other                                     21,000            20,500
     ------------------------------------------------------------------
     Deferred tax assets                    5,909,000         5,787,000
     Less valuation allowance              (5,909,000)       (5,787,000)
     ------------------------------------------------------------------

     Net deferred taxes                   $        --     $          --
     ==================================================================


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

10. QUARTERLY FINANCIAL DATA. (Unaudited)

Quarterly data for the years ended December 31, 2002 and 2001 was as follows:

     YEAR ENDED DECEMBER 31, 2002          1ST QUARTER       2ND QUARTER       3RD QUARTER     4TH QUARTER
     -----------------------------------------------------------------------------------------------------
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


     YEAR ENDED DECEMBER 31, 2001          1ST QUARTER       2ND QUARTER       3RD QUARTER     4TH QUARTER
     -----------------------------------------------------------------------------------------------------
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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

         (b) Changes in Internal Controls.


         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the year covered by this report or from the end of the reporting period to the date of this Form 10-K/A.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following financial statements of Insignia Systems, Inc. are included in
Item 8:

         Report of Independent Auditors
         Balance Sheets as of December 31, 2002 and 2001
         Statements of Operations for the years ended December 31, 2002, 2001 and 2000 Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000 Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 Notes to Financial Statements

The following schedule of Insignia Systems, Inc. is included in Item 15:

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

     10.3            The Company's 1990 Stock Plan, as            Exhibit 10.3 of the Registrant's Annual Report
                     amended                                      on Form 10-K for the year ended December 31, 2001

    Exhibit                                                       Page Number or Incorporation
    Number           Description                                  By Reference To
----------------     ----------------------------------------     -------------------------------------------------


     10.4            Certificate of Amendment to 1990 Stock       Filed herewith
                     Option Plan


     10.5            Lease Agreement between Plymouth             Exhibit 10.6 of the Registrant's Annual Report
                     Partners II, and the Company, dated          on Form 10-K for the year ended December 31, 1998
                     October 5, 1998


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

     10.9            Employee Stock Purchase Plan, as             Exhibit 10.9 of the Registrant's Annual Report
                     amended                                      on Form 10-K for the year ended December 31, 2000

      23             Consent of Ernst & Young LLP                 Filed herewith


      25             Power of Attorney (See signature page        Filed herewith
                     of this Form 10-K/A)


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

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                                         Balance at     Charged to
                                         Beginning      Costs and     Deductions       Balance at
             Description                 of Period       Expenses      Describe       End of Period
------------------------------------     ----------     ----------    ---------        ----------
Year ended December 31, 2002
    Allowance for doubtful accounts      $ 174,194      $ (52,878)    $ (10,684) (1)   $ 132,000

    Provision for obsolete inventory        46,365         55,000        51,592  (3)      49,773

------------------------------------------------------------------------------------------------

Year ended December 31, 2001
    Allowance for doubtful accounts        106,242         71,790         3,838  (1)     174,194
    Provision for normal returns
    and rebates                             15,840             --        15,840  (2)          --
    Provision for obsolete inventory        67,209         33,000        53,844  (3)      46,365

------------------------------------------------------------------------------------------------

Year ended December 31, 2000
    Allowance for doubtful accounts         70,917         45,000         9,675  (1)     106,242
    Provision for normal returns
    and rebates                             15,840             --            --           15,840
    Provision for obsolete inventory        61,960         91,000        85,751  (3)      67,209

------------------------------
(1) Uncollectable accounts written off, net of recoveries.
(2) Credited to income.
(3) Inventory scrapped and disposed of.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          By: /s/ Scott F. Drill
                                                              ------------------
                                                              Scott F. Drill
                                                              President and CEO


Dated: April 7, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


                                Power of Attorney
                                -----------------


Each person whose signature appears below constitutes and appoints Denni J. Lester his true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K/A and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature                           Title                                                 Date
---------------------------     ------------------------------------------------     --------------
/s/ Gary L. Vars                Chairman of the Board of Directors and               April 7, 2003
---------------------------     President, POPS Division
Gary L. Vars

/s/ Scott F. Drill              President and Chief Executive Officer (principal     April 7, 2003
---------------------------     executive officer)
Scott F. Drill

/s/ Denni J. Lester             Vice President, Finance, CFO and Treasurer           April 7, 2003
---------------------------     (principal financial officer)
Denni J. Lester

/s/ Erwin A. Kelen              Director                                             April 7, 2003
---------------------------
Erwin A. Kelen

/s/ Donald Kramer               Director                                             April 7, 2003
---------------------------
Donald Kramer

/s/ W. Robert Ramsdell          Director                                             April 7, 2003
---------------------------
W. Robert Ramsdell

/s/ Gordon F. Stofer            Director                                             April 7, 2003
---------------------------
Gordon F. Stofer

/s/ Frank D. Trestman           Director                                             April 7, 2003
---------------------------
Frank D. Trestman

                                 EXHIBIT INDEX


    Exhibit                                                       Page Number or Incorporation
    Number           Description                                  By Reference To
----------------     ----------------------------------------     -------------------------------------------------
     10.4            Certificate of Amendment to 1990 Stock       Previously filed with registrant's 10-K on
                     Option Plan                                  March 10, 2003

     10.6            Lease Agreement between 321                  Previously filed with registrant's 10-K on
                     Corporation and the Company, dated           March 10, 2003
                     October 31, 2002

      23             Consent of Ernst & Young LLP                 Filed herewith

      25             Power of Attorney (See signature page        Filed herewith
                     of this Form 10-K/A)

     99.1            Certification of CEO                         Filed herewith

     99.2            Certification of CFO                         Filed herewith


                                 CERTIFICATIONS

I, Scott F. Drill, certify that:

1. I have reviewed this annual report on Form 10-K/A of Insignia Systems, Inc.;

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


Date: April 7, 2003


                                                         /s/ Scott F. Drill
                                                         -----------------------
                                                         Scott F. Drill
                                                         President and
                                                         Chief Executive Officer

I, Denni J. Lester, certify that:

1. I have reviewed this annual report on Form 10-K/A of Insignia Systems, Inc.;

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


Date: April 7, 2003


                                                     /s/ Denni J. Lester
                                                     ---------------------------
                                                     Denni J. Lester
                                                     Vice President, Finance
                                                     And Chief Financial Officer