Form 10-Q
period 2003-03-31
INSIGNIA SYSTEMS INC/MN
filed 2003-05-12
CIK 875355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ___________________ TO _________________

                         Commission File Number: 1-13471

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

                6470 Sycamore Court North, Maple Grove, MN 55369
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (763) 392-6200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable.
              ---------------------------------------------------
              (Former name, former address and former fiscal year
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).
[ ] Yes  [X] No

         Number of shares outstanding of Common Stock, $.01 par value, as of May 7, 2003, was 12,225,920.

                             INSIGNIA SYSTEMS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          Balance Sheets -- March 31, 2003 and December 31, 2002 (unaudited)

          Statements of Operations -- Three months ended March 31, 2003 and 2002 (unaudited)

          Statements of Cash Flows -- Three months ended March 31, 2003 and 2002 (unaudited)

          Notes to Financial Statements -- March 31, 2003 (unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.  CONTROLS AND PROCEDURES


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

CERTIFICATIONS

EXHIBITS

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

                                                            March 31,      December 31,
ASSETS                                                        2003             2002
------------------------------------------------          ------------     ------------
                                                           (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                            $  5,141,343     $  6,471,581
     Accounts receivable, net                                3,932,638        5,263,701
     Inventories                                               870,639          975,876
     Prepaid expenses                                          465,407           77,248
                                                          ------------     ------------
       TOTAL CURRENT ASSETS                                 10,410,027       12,788,406

PROPERTY AND EQUIPMENT:
     Production tooling, machinery and equipment             2,054,183        2,046,208
     Office furniture and fixtures                             257,547          257,547
     Computer equipment                                        673,643          645,742
     Leasehold improvements                                    258,767          174,143
     Construction-in-progress                                       --           50,936
                                                          ------------     ------------
                                                             3,244,140        3,174,576
     Accumulated depreciation and amortization              (2,355,297)      (2,281,838)
                                                          ------------     ------------
        TOTAL PROPERTY AND EQUIPMENT                           888,843          892,738

OTHER ASSETS:
     Goodwill                                                3,089,690        3,041,186
     Other                                                     583,333               --
                                                          ------------     ------------
        TOTAL OTHER ASSETS                                   3,673,023        3,041,186
                                                          ------------     ------------
           TOTAL ASSETS                                   $ 14,971,893     $ 16,722,330
                                                          ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                     $  2,649,351     $  3,465,746
     Accrued liabilities:
       Commissions                                             226,163          269,323
       Employee stock purchase plan                             80,524          246,120
       Other                                                   721,996          406,061
     Deferred revenue                                          591,610        1,077,002
                                                          ------------     ------------
        TOTAL CURRENT LIABILITIES                            4,269,644        5,464,252

SHAREHOLDER'S EQUITY:
     Common stock, par value $.01; authorized--
       20,000,000 shares; issued and outstanding
       March 31, 2003--12,202,920 shares;
       December 31, 2002--11,767,255 shares                    122,029          117,673
     Additional paid-in capital                             26,249,826       25,692,131
     Accumulated deficit                                   (15,669,606)     (14,551,726)
                                                          ------------     ------------
        TOTAL SHAREHOLDERS' EQUITY                          10,702,249       11,258,078
                                                          ------------     ------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 14,971,893     $ 16,722,330
                                                          ============     ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31
                                                              -----------------------------
                                                                   2003             2002
                                                              ------------     ------------
Services revenues                                             $  5,391,037     $  4,811,159
Products sold                                                    1,070,466        1,203,958
                                                              ------------     ------------
     TOTAL NET SALES                                             6,461,503        6,015,117

Cost of services                                                 3,337,900        2,483,370
Cost of sales                                                      549,851          590,803
                                                              ------------     ------------

    TOTAL COST OF SALES                                          3,887,751        3,074,173
                                                              ------------     ------------

            Gross Profit                                         2,573,752        2,940,944

OPERATING EXPENSES:
    Selling                                                      2,312,193        1,688,564
    Marketing                                                      386,065          310,491
    General and administrative                                   1,009,948          614,839
                                                              ------------     ------------
       Total operating expenses                                  3,708,206        2,613,894
                                                              ------------     ------------

            Operating Income (Loss)                             (1,134,454)         327,050

OTHER INCOME (EXPENSE):
     Interest income                                                23,814           10,442
     Interest expense                                                   --          (13,869)
     Other income (expense)                                         (7,240)          (3,718)
                                                              ------------     ------------
                                                                    16,574           (7,145)
                                                              ------------     ------------

             NET INCOME (LOSS)                                $ (1,117,880)    $    319,905
                                                              ============     ============

Net income (loss) per share:
    Basic                                                     $      (0.09)    $       0.03
                                                              ============     ============
    Diluted                                                   $      (0.09)    $       0.03
                                                              ============     ============

Shares used in calculation of net income (loss) per share:
    Basic                                                       12,012,808       10,700,131
                                                              ============     ============
    Diluted                                                     12,012,808       11,773,798
                                                              ============     ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31
                                                               ---------------------------
                                                                   2003            2002
                                                               -----------     -----------
OPERATING ACTIVITIES:
     Net income (loss)                                         $(1,117,880)    $   319,905
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                              73,459          41,748
         Provision for bad debt expense                             10,000          15,000
     Changes in operating assets and liabilities:
         Accounts receivable                                     1,321,063        (476,688)
         Inventories                                               105,237         (43,146)
         Prepaid expenses                                         (971,492)       (224,718)
         Accounts payable                                         (816,395)       (298,395)
         Accrued liabilities                                       107,179         378,843
         Deferred revenue                                         (485,392)         (6,265)
                                                               -----------     -----------
                Net cash used in operating activities           (1,774,221)       (293,716)

INVESTING ACTIVITIES:
     Purchases of property and equipment                           (69,564)        (69,306)
     Other                                                         (48,504)             --
                                                               -----------     -----------
                Net cash used in investing activities             (118,068)        (69,306)

FINANCING ACTIVITIES:
     Net change in line of credit                                       --        (191,813)
     Proceeds from issuance of common stock, net                   562,051         442,165
                                                               -----------     -----------
                Net cash provided by financing activities          562,051         250,352
                                                               -----------     -----------

          Decrease in cash and cash equivalents                 (1,330,238)       (112,670)

Cash and cash equivalents at beginning of period                 6,471,581       2,209,448
                                                               -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 5,141,343     $ 2,096,778
                                                               ===========     ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     DESCRIPTION OF BUSINESS.
     ------------------------

     Insignia Systems, Inc. (the "Company") markets in-store promotional products, programs and services to retailers and consumer packaged goods manufacturers. The Company's products include the Insignia
     Point-of-Purchase Services (POPS) in-store promotion program, which includes both Insignia POPSign and VALUStix(R) programs; thermal sign card supplies for the Company's SIGNright and Impulse systems; Stylus software; and laser printable cardstock and label supplies.

     BASIS OF PRESENTATION.
     ----------------------

     Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2003, and its results of operations and cash flows for the three months ended March 31, 2003 and 2002. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

     The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

     The Company has included in its financial statements the assets and liabilities recorded in connection with the acquisition of the assets comprising the VALUStix business. The results of operations related to VALUStix since December 23, 2002, the effective date, have been included in the Company's Statement of Operations.

     The Summary of Significant Accounting Policies in the Company's 2002 Annual Report on Form 10-K/A describes the Company's accounting policies.

     INVENTORIES.

     Inventories are primarily comprised of Impulse machines, SIGNright machines, sign cards, and accessories. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

                                      March 31,            December 31,
                                        2003                   2002
                                    ------------           ------------
         Raw materials              $    263,276           $    328,713
         Finished goods                  607,363                647,163
                                    ------------           ------------
                                    $    870,639           $    975,876
                                    ============           ============

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     PREPAID EXPENSES.
     -----------------

     During the three months ended March 31, 2003 the Company made a pre-payment of approximately $1,000,000 to a retailer, in connection with a three-year contract. The pre-payment is being amortized ratably over the three-year contract using the straight-line method. At March 31, 2003 the balance of the prepaid expense related to this retailer payment was approximately $917,000, of which approximately $583,000 was classified as long-term.

     NET INCOME (LOSS) PER SHARE.
     ----------------------------

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the year. Options and warrants to purchase approximately 1,042,000 and 94,000 shares of common stock with weighted average exercise prices of $9.72 and $8.40 were outstanding at March 31, 2003 and 2002 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the reporting period. For the three months ended March 31, 2003, the effect of options and warrants was anti-dilutive due to the net loss incurred during the period. Had net income been achieved, approximately 469,000 of common stock equivalents would have been included in the computation of diluted net income per share.

                                                         2003           2002
     ---------------------------------------------------------------------------
     Denominator for basic net income (loss)
        per share -  weighted averages shares          12,012,808     10,700,131

     Effect of dilutive securities:
       Stock options and warrants                              --      1,073,667
     ---------------------------------------------------------------------------

     Denominator for diluted net income (loss) per
        share - adjusted weighted average shares       12,012,808     11,773,798

     RECLASSIFICATIONS.
     ------------------

     Certain 2002 amounts have been reclassified to conform to the presentation in the 2003 financial statements.

2.   STOCK OPTIONS.

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

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     The following table summarizes the relevant information as if the fair value recognition provisions of SFAS 123 had been applied to all stock-based awards:

                                                           Three Months Ended
                                                                March 31,
     ---------------------------------------------------------------------------
                                                         2003            2002
     ---------------------------------------------------------------------------

     Net income (loss) as reported                   $(1,117,880)    $   319,905

     Deduct stock-based employee compensation
       expense determined under fair value method        335,164         173,312
     ---------------------------------------------------------------------------

     Pro forma net (loss)                            $(1,453,044)    $   146,593

     Basic and diluted net loss per share:

       As reported                                   $      (.09)    $       .03

       Pro forma                                     $      (.12)    $       .01

3.   COMMITMENTS.

     RETAILER AGREEMENTS.
     --------------------

     The Company has contracts in the normal course of business with various retailers, some of which provide for minimum annual program levels. If those minimum levels are not met, the Company is obligated to pay the contractual difference to the retailers. During the three months ended March 31, 2003 the Company incurred approximately $173,000 of costs related to these minimums which was recorded in Cost of Services in the Statements of Operations. During the three months ended March 31, 2002 there were no costs incurred related to these minimums.

4.   CONCENTRATIONS.

     During the three months ended March 31, 2003 one customer accounted for 24% of the Company's total net sales. At March 31, 2003 this customer represented 20% of the Company's total accounts receivable. During the three months ended March 31, 2002 two other customers accounted for 20% and 12% of the Company's total net sales.

     Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Statements of Operations as a percentage of total net sales.

    Three Months ended March 31     2003       2002
    --------------------------------------------------
    Net sales                      100.0%     100.0%
    Cost of sales                   60.2       51.1
    --------------------------------------------------
    Gross profit                    39.8       48.9
    Operating expenses:
    Selling                         35.8       28.1
    Marketing                        6.0        5.2
    General and administrative      15.6       10.2
    --------------------------------------------------
    Total operating expenses        57.4       43.5
    --------------------------------------------------
    Operating income (loss)        (17.6)       5.4
    Other income (expense)           0.3       (0.1)
    --------------------------------------------------
    Net income (loss)              (17.3)%      5.3%
    --------------------------------------------------

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The significant accounting policies are discussed in Note 1 of the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. These critical accounting policies are subject to judgements and uncertainties, which affect the application of these policies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

NET SALES. Net sales for the three months ended March 31, 2003 increased 7% to $6,461,503 compared to $6,015,117 for the three months ended March 31, 2002.

Service revenues from our POPSign programs for the three months ended March 31, 2003 increased 12% to $5,391,037 compared to $4,811,159 for the three months ended March 31, 2002. The increase was primarily due to an increase in the number of retail stores on line, partially offset by a reduction in the number of POPSign programs during the quarter. We expect our POPSign revenues to continue to increase, both in amount and as a percentage of our total net sales. Additionally, we expect to begin generating revenues related to our recent VALUStix acquisition, primarily during the second half of the fiscal year.

Product sales for the three months ended March 31, 2003 decreased 11% to $1,070,466 compared to $1,203,958 for the three months ended March 31, 2002. The decrease was primarily due to decreasing sales of our other product categories based on decreased demand for those products from our customers. We expect our sales of our other product categories to continue to decline, both in dollar amount and as a percentage of our total net sales.

GROSS PROFIT. Gross profit for the three months ended March 31, 2003 decreased 12% to $2,573,752 compared to $2,940,944 for the three months ended March 31, 2002. Gross profit as a percentage of total net sales decreased to 39.8% for 2003 compared to 48.9% for 2002.

Gross profit from our POPSign program revenues for the three months ended March 31, 2003 decreased 12% to $2,053,137 compared to $2,327,789 for the three months ended March 31, 2002. The decrease was primarily due to a change in our product mix, increased payments to retailers, an increase in our occupancy costs due to our corporate move during December 2002 and increased cost due to additional equipment added during the fourth quarter of 2002. Gross profit as a percentage of POPSign program revenues decreased to 38.1% for 2003 compared to 48.4% for 2002, primarily due to the factors discussed above. We expect our gross profit from our POPSign revenues to increase in 2003 due to an expected increase in our POPSign revenues, but to decrease as a percentage of POPSign revenue compared to the prior year, due to the factors discussed above.

Gross profit from our product sales for the three months ended March 31, 2003 decreased 15% to $520,615 compared to $613,155 for the three months ended March 31, 2002. The decrease was primarily due to decreased sales from our other product categories based on decreased demand for those products from our customers. Gross profit as a percentage of other sales decreased to 48.6% for 2003 compared to 50.9% for 2002, primarily due to product mix. We expect the gross profit from the sales of our other product categories to continue to decline in amount and as a percentage of our total gross profit.

OPERATING EXPENSES.

SELLING. Selling expenses for the three months ended March 31, 2003 increased 37% to $2,312,193 compared to $1,688,564 for the three months ended March 31, 2002, primarily due to an increase in the number of sales related employees, increased commissions expense related to higher total net sales, the addition of VALUStix employees and severance expense for employees terminated at the end of the first quarter. Selling expenses as a percentage of total net sales increased to 35.8 % in 2003 compared to 28.1% in 2002, primarily due to the factors discussed above, partially offset by the effect of higher net sales during the quarter. We expect selling expenses, exclusive of commissions, to decline due to the reduced salary costs and to decline somewhat as a percentage of net sales due to an expected increase in total net sales.

MARKETING. Marketing expenses for the three months ended March 31, 2003 increased 24% to $386,065 compared to $310,491 for the three months ended March 31, 2002, primarily due to increased salaries to support the POPS programs. Marketing expenses as a percentage of total net sales increased to 6.0% in 2003 compared to 5.2% in 2002, primarily due to the factors discussed above, partially offset by the effect of higher net sales during the quarter. We expect marketing expenses to decline somewhat due to planned reductions in discretionary expenses, and to decline somewhat as a percentage of net sales due to an expected increase in total net sales.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31, 2003 increased 64% to $1,009,948 compared to $614,839 for the three months ended March 31, 2002, primarily due to higher legal fees, additions to our management team and the increased cost of our new facilities. General and administrative expenses as a percentage of total net sales increased to 15.6% in 2003 compared to 10.2% in 2002, primarily due to the factors discussed above, partially offset by the effect of higher net sales during the quarter. We expect general and administrative expenses, exclusive of legal fees, to decline as a percentage of net sales due to an expected increase in total net sales.

OTHER INCOME (EXPENSE). Other income for the three months ended March 31, 2003 was $16,754 compared to other expense of $(7,145) for the three months ended March 31, 2002. The difference was due primarily to an increase in interest income as a result of the funds received from the private placement financing in December 2002 and no interest expense as the line of credit was fully repaid during December 2002.

NET INCOME (LOSS). Our net loss for the three months ended March 31, 2003 was $(1,117,880) compared to net income of $319,905 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations with proceeds from public and private equity placements. At March 31, 2003, working capital was $6,140,383 compared to $7,324,154 at December 31, 2002. During the three months ended March 31, 2003, cash and cash equivalents decreased $1,330,238.

Net cash used in operating activities during the three months ended March 31, 2003 was $(1,774,221), primarily due to the net loss and an increase in prepaid expenses due to a $1,000,000 pre-payment made to a retailer during the quarter. Accounts receivable decreased $1,321,063 during the three months ended March 31, 2003 due to collections related to the high levels of POPSign revenues during the fourth quarter of 2002. Accounts payable decreased $816,395 during the three months ended March 31, 2003 due to the payments made to retailers, relating to the high levels of POPSign revenues during the fourth quarter of 2002. Deferred revenue decreased $485,392 primarily due to the timing of the POPSign program cycles at quarter-end. The Company expects accounts receivable to increase during 2003 as POPSign revenues increase. The Company expects inventory levels to remain flat during 2003.

Net cash of $118,068 was used in investing activities during the three months ended March 31, 2003, primarily due to the purchase of property and equipment of $69,564.

Net cash of $562,051 was provided by financing activities during the three months ended March 31, 2003 from the issuance of common stock related to the exercise of stock options and the issuance of shares related to the employee stock purchase plan.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Statements made in this quarterly report on Form 10-Q, in the Company's other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts are "forward looking statements." Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words "believes," "expects," "anticipates," "seeks" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to: we historically have not achieved significant earnings; our results of operations may be subject to significant fluctuations; we face significant competition from other providers of at-shelf advertising or promotional signage; reductions in advertising and promotional expenditures by branded product manufacturers due to changes in economic conditions would adversely affect us; we are dependent on the number of retailer partners; we are dependent on the success of the Insignia POPS program and expansion of the program to the retail drug industry; we may not be able to manage growth effectively; we are dependent on our manufacturer partners achieving sales lift; we recently made our first business acquisition and may acquire other businesses; we are dependent on members of our management team; we have a significant amount of options and warrants outstanding that could affect the market price of our common stock; the market price of our common stock has been volatile and other factors detailed from time to time in our SEC reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

          Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b) Changes in Internal Controls.

         There were no significant changes made in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the first quarter of fiscal 2003.

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  The following exhibits are included herein:

                10.1 Amended Change in Control Severance Agreement with Scott F.
                     Drill dated March 31, 2003
                10.2 Amended Change in Control Agreement Severence with Gary L.
                     Vars dated March 31, 2003
                10.3 Change in Control Severance Agreement with Denni Jo Lester dated February 24, 2003
                10.4 Change in Control Severance Agreement with Thomas Wilkolak dated February 24, 2003
                10.5 Change in Control Severance Agreement with John Whisnant dated April 11, 2000
                99.1 Certificate of CEO
                99.2 Certificate of CFO

           (b)  Reports on Form 8-K

           The Company filed a report on Form 8-K/A on February 27, 2003 under
           Item 7 to include the financial statements and pro forma information for the Company's acquisition of the assets comprising the VALUStix business, as described in Form 8-K filed December 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2003                                     Insignia Systems, Inc.
                                                     ---------------------------
                                                             (Registrant)


                                                     /s/ Scott F. Drill
                                                     ---------------------------
                                                     Scott F. Drill
                                                     President and
                                                     Chief Executive Officer

                                                     /s/ Denni J. Lester
                                                     ---------------------------
                                                     Denni J. Lester
                                                     Vice President, Finance and
                                                     Chief Financial Officer

                                 CERTIFICATIONS

I, Scott F. Drill, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the Company, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                                       /s/ Scott F. Drill
                                                         -----------------------
                                                         Scott F. Drill
                                                         President and
                                                         Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the Company, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                                   /s/ Denni J. Lester
                                                     ---------------------------
                                                     Denni J. Lester
                                                     Vice President, Finance and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER  DESCRIPTION

  10.1 Amended Change in Control Severance Agreement with Scott F. Drill dated March 31, 2003

  10.2 Amended Change in Control Agreement Severence with Gary L. Vars dated March 31, 2003

  10.3 Change in Control Severance Agreement with Denni Jo Lester dated February 24, 2003

  10.4 Change in Control Severance Agreement with Thomas Wilkolak dated February 24, 2003

  10.5 Change in Control Severance Agreement with John Whisnant dated April 11, 2000

  99.1   Certificate of CEO

  99.2   Certificate of CFO