Form 10-Q
period 2003-06-30
INSIGNIA SYSTEMS INC/MN
filed 2003-07-28
CIK 875355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                 (763) 392-6200
                ------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not applicable.
                ------------------------------------------------
             (Former name, former address and former fiscal year if
                           changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).
[  ] Yes [ X ] No

         Number of shares outstanding of Common Stock, $.01 par value, as of July 24, 2003, was 12,344,019.

                             INSIGNIA SYSTEMS, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

             Balance Sheets - June 30, 2003 and December 31, 2002 (unaudited)

             Statements of Operations -- Three and six months ended June 30, 2003 and 2002 (unaudited)

             Statements of Cash Flows - Six months ended June 30, 2003 and 2002 (unaudited)

             Notes to Financial Statements - June 30, 2003 (unaudited)

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

EXHIBITS

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                             INSIGNIA SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                       June 30,    December 31,
                                                                         2003           2002
ASSETS                                                               (Unaudited)
--------------------------------------------                         ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                                       $  4,632,722    $  6,471,581
     Accounts receivable, net                                           4,584,027       5,263,701
     Inventories                                                          779,899         975,876
     Prepaid expenses and other                                           467,152          77,248
                                                                     ------------    ------------
       TOTAL CURRENT ASSETS                                            10,463,800      12,788,406

PROPERTY AND EQUIPMENT:
     Production tooling, machinery and equipment                        1,750,169       2,046,208
     Office furniture and fixtures                                        257,547         257,547
     Computer equipment                                                   677,373         645,742
     Leasehold improvements                                               258,767         174,143
     Construction-in-progress                                                  --          50,936
                                                                     ------------    ------------
                                                                        2,943,856       3,174,576
     Accumulated depreciation and amortization                         (2,123,993)     (2,281,838)
                                                                     ------------    ------------
        TOTAL PROPERTY AND EQUIPMENT                                      819,863         892,738

OTHER ASSETS:
     Goodwill                                                           3,090,579       3,041,186
     Other                                                                500,000              --
                                                                     ------------    ------------
        TOTAL OTHER ASSETS                                              3,590,579       3,041,186
                                                                     ------------    ------------
           TOTAL ASSETS                                              $ 14,874,242    $ 16,722,330
                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                $  2,602,740    $  3,465,746
     Accrued liabilities:
       Commissions                                                        264,374         269,323
       Employee stock purchase plan                                       136,568         246,120
       Other                                                              693,644         406,061
     Deferred revenue                                                     274,026       1,077,002
                                                                     ------------    ------------
        TOTAL CURRENT LIABILITIES                                       3,971,352       5,464,252

SHAREHOLDERS' EQUITY:
     Common stock, par value $.01; authorized - 20,000,000 shares;
       issued and outstanding June 30, 2003 - 12,344,019 shares;
       December 31, 2002 - 11,767,255 shares                              123,440         117,673
     Additional paid-in capital                                        26,425,238      25,692,131
     Accumulated deficit                                              (15,645,788)    (14,551,726)
                                                                     ------------    ------------
        TOTAL SHAREHOLDERS' EQUITY                                     10,902,890      11,258,078
                                                                     ------------    ------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 14,874,242    $ 16,722,330
                                                                     ============    ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended               Six Months Ended
                                               June 30                         June 30
                                     ----------------------------    ----------------------------
                                         2003            2002            2003            2002
                                     ------------    ------------    ------------    ------------
Services revenues                    $  6,242,576    $  4,536,590    $ 11,633,613    $  9,347,749
Products sold                           1,018,382       1,286,292       2,088,848       2,490,250
                                     ------------    ------------    ------------    ------------
    TOTAL NET SALES                     7,260,958       5,822,882      13,722,461      11,837,999

Cost of services                        3,357,956       2,160,018       6,695,856       4,643,388
Cost of sales                             629,228         630,570       1,179,079       1,221,373
                                     ------------    ------------    ------------    ------------

    TOTAL COST OF SALES                 3,987,184       2,790,588       7,874,935       5,864,761
                                     ------------    ------------    ------------    ------------

           Gross Profit                 3,273,774       3,032,294       5,847,526       5,973,238

OPERATING EXPENSES:
    Selling                             2,157,885       1,662,845       4,470,078       3,351,409
    Marketing                             354,302         411,645         740,367         722,136
    General and administrative            755,993         662,451       1,765,941       1,277,290
                                     ------------    ------------    ------------    ------------
       Total operating expenses         3,268,180       2,736,941       6,976,386       5,350,835
                                     ------------    ------------    ------------    ------------

           Operating Income (Loss)          5,594         295,353      (1,128,860)        622,403

OTHER INCOME (EXPENSE):
    Interest income                        18,825          12,645          42,639          23,087
    Interest expense                       (1,696)        (14,829)         (1,696)        (28,698)
    Other income (expense)                  1,095         (91,456)         (6,145)        (95,174)
                                     ------------    ------------    ------------    ------------
                                           18,224         (93,640)         34,798        (100,785)
                                     ------------    ------------    ------------    ------------

           NET INCOME (LOSS)         $     23,818    $    201,713    $ (1,094,062)   $    521,618
                                     ============    ============    ============    ============

Net income (loss) per share:
    Basic                            $       0.00    $       0.02    $      (0.09)        $ 0 .05
                                     ============    ============    ============    ============
    Diluted                          $       0.00    $       0.02    $      (0.09)        $ 0 .04
                                     ============    ============    ============    ============

Shares used in calculation of
net income (loss) per share:
    Basic                              12,272,876      10,801,128      12,141,950      10,750,692
                                     ============    ============    ============    ============
    Diluted                            12,605,750      11,744,213      12,141,950      11,670,733
                                     ============    ============    ============    ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             INSIGNIA SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended
                                                                               June 30
                                                                      --------------------------
                                                                         2003           2002
                                                                      -----------    -----------
OPERATING ACTIVITIES:
     Net income (loss)                                                $(1,094,062)   $   521,618
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                    146,716         74,736
         Provision for bad debt expense                                    10,000         42,000
     Changes in operating assets and liabilities:
         Accounts receivable                                              669,674       (518,322)
         Inventories                                                      195,977         14,646
         Prepaid expenses and other                                      (889,904)       (74,271)
         Accounts payable                                                (863,006)      (574,398)
         Accrued liabilities                                              173,082        595,129
         Deferred revenue                                                (802,976)        55,702
                                                                      -----------    -----------
                Net cash provided by (used in) operating activities    (2,454,499)       136,840

INVESTING ACTIVITIES:
     Purchases of property and equipment                                  (73,841)       (93,050)
     Maturities of marketable securities                                       --         80,000
     Other                                                                (49,393)            --
                                                                      -----------    -----------
                Net cash used in investing activities                    (123,234)       (13,050)

FINANCING ACTIVITIES:
     Net change in line of credit                                              --       (194,309)
     Proceeds from issuance of common stock, net                          738,874        522,194
                                                                      -----------    -----------
                Net cash provided by financing activities                 738,874        327,885
                                                                      -----------    -----------

          Increase (decrease) in cash and cash equivalents             (1,838,859)       451,675

Cash and cash equivalents at beginning of period                        6,471,581      2,209,448
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 4,632,722    $ 2,661,123
                                                                      ===========    ===========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     DESCRIPTION OF BUSINESS.
     ------------------------

     Insignia Systems, Inc. (the "Company") markets in-store promotional products, programs and services to retailers and consumer packaged goods manufacturers. The Company's products include the Insignia Point-of-Purchase Services (POPS(R)) in-store promotion program, which includes both Insignia POPSign and VALUStix(R) programs; thermal sign card supplies for the Company's SIGNright and Impulse systems; Stylus software; and laser printable cardstock and label supplies.

     BASIS OF PRESENTATION.
     ----------------------

     Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2003, and its results of operations and cash flows for the three and six months ended June 30, 2003 and 2002. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

     INVENTORIES.
     ------------

     Inventories are primarily comprised of Impulse machines, SIGNright machines, sign cards, and accessories. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

                                       June 30,            December 31,
                                         2003                   2002
                                   --------------        ----------------
         Raw materials                $ 211,431             $ 328,713
         Work-in-process                 10,914                    --
         Finished goods                 557,554               647,163
                                        -------               -------
                                      $ 779,899             $ 975,876
                                        =======               =======

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     PREPAID EXPENSES.
     -----------------

     During the six months ended June 30, 2003 the Company made a pre-payment of approximately $1,000,000 to a retailer, in connection with a three-year contract. The pre-payment is being amortized ratably over the three-year contract using the straight-line method. At June 30, 2003 the balance of the prepaid expense related to this retailer payment was approximately $833,000, of which approximately $500,000 was classified as long-term.

     NET INCOME (LOSS) PER SHARE.
     ----------------------------

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the year. Options and warrants to purchase approximately 1,309,000 shares of common stock with a weighted average exercise price of $8.91 were outstanding at June 30, 2003 and were not included in the computation of common stock equivalents for the three months ended June 30, 2003 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 1,043,000 shares of common stock with a weighted average exercise price of $9.70 were outstanding at June 30, 2003 and were not included in the computation of common stock equivalents for the six months ended June 30, 2003 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 196,000 shares of common stock with a weighted average exercise price of $9.29 were outstanding at June 30, 2002 and were not included in the computation of common stock equivalents for the three and six months ended June 30, 2002 because their exercise prices were higher than the average fair market value of the common shares during the reporting periods.

     For the six months ended June 30, 2003, the effect of options and warrants was anti-dilutive due to the net loss incurred during the period. Had net income been achieved, approximately 181,000 of common stock equivalents would have been included in the computation of diluted net income per share for the six months ended June 30, 2003.

                                                            Three Months Ended June 30         Six Months Ended June 30
                                                            --------------------------         -------------------------
                                                               2003            2002              2003            2002
------------------------------------------------------------------------------------------------------------------------
       Denominator for basic net income (loss)
          per share - weighted averages shares                12,272,876     10,801,128        12,141,950     10,750,692

       Effect of dilutive securities:
         Stock options and warrants                              332,874        943,085                --        920,041
------------------------------------------------------------------------------------------------------------------------

       Denominator for diluted net income (loss)
          per share - adjusted weighted average shares        12,605,750     11,744,213        12,141,950     11,670,733

     RECLASSIFICATIONS.
     ------------------

     Certain 2002 amounts have been reclassified to conform to the presentation in the 2003 financial statements.

                             INSIGNIA SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

     The following table summarizes the relevant information as if the fair value recognition provisions of SFAS 123 had been applied to all stock-based awards:

                                                                          Six Months Ended June 30
                                                                          ------------------------
                                                                         2003                 2002
-----------------------------------------------------------------------------------------------------
         Net income (loss)

           As reported                                                $ (1,094,062)         $ 521,618

           Deduct stock-based employee compensation
           expense determined under fair value method                      802,389            518,024
-----------------------------------------------------------------------------------------------------

           Pro forma net income (loss)                                $ (1,896,451)         $   3,594

         Basic net income (loss) per share:

           As reported                                                $      (0.09)         $    0.05
            Pro forma                                                 $      (0.16)         $    0.00

         Diluted net income (loss) per share:

           As reported                                                $      (0.09)         $    0.04
           Pro forma                                                  $      (0.16)         $    0.00

3.   COMMITMENTS.

     RETAILER AGREEMENTS.
     --------------------

     The Company has contracts in the normal course of business with various retailers, some of which provide for minimum annual program levels. If those minimum levels are not met, the Company is obligated to pay the contractual difference to the retailers. During the six months ended June 30, 2003 and 2002 the Company incurred approximately $420,000 and $101,000 of costs related to these minimums, which were recorded in Cost of Services in the Statements of Operations.

4.   CONCENTRATIONS.

     During the six months ended June 30, 2003 one customer accounted for 23% of the Company's total net sales. At June 30, 2003 this customer represented 15% of the Company's total accounts receivable. During the six months ended June 30, 2002 two other customers each accounted for 13% of the Company's total net sales.

     Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Statements of Operations as a percentage of total net sales.

                                         Three Months ended June 30           Six Months ended June 30
                                         --------------------------           ------------------------
                                             2003            2002               2003             2002
----------------------------------------------------------------------------------------------------------
     Net sales                              100.0%           100.0%            100.0%           100.0%
     Cost of sales                           54.9             47.9              57.4             49.5
----------------------------------------------------------------------------------------------------------
     Gross profit                            45.1             52.1              42.6             50.5
     Operating expenses:
       Selling                               29.7             28.5              32.5             28.3
       Marketing                              4.9              7.1               5.4              6.1
       General and administrative            10.4             11.4              12.9             10.8
----------------------------------------------------------------------------------------------------------
     Total operating expenses                45.0             47.0              50.8             45.2
----------------------------------------------------------------------------------------------------------
     Operating income (loss)                  0.1              5.1              (8.2)             5.3
     Other income (expense)                   0.2             (1.6)              0.2             (0.9)
----------------------------------------------------------------------------------------------------------
     Net income (loss)                        0.3%             3.5%             (8.0)%            4.4%
----------------------------------------------------------------------------------------------------------

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

THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

NET SALES. Net sales for the three months ended June 30, 2003 increased 25% to $7,260,958 compared to $5,822,882 for the three months ended June 30, 2002. Net sales for the six months ended June 30, 2003 increased 16% to $13,722,461 compared to $11,837,999 for the six months ended June 30, 2002.

Service revenues from our POPSign programs for the three months ended June 30, 2003 increased 38% to $6,242,576 compared to $4,536,590 for the three months ended June 30, 2002. Service revenues for the six months ended June 30, 2003 increased 24% to $11,633,613 compared to $9,347,749 for the six months ended June 30, 2002. The increases were primarily due to an increase in the number of retail stores on line. We expect our POPSign revenues to continue to increase compared to the prior year, both in amount and as a percentage of our total net sales. Additionally, we expect to begin generating revenues related to our recent VALUStix acquisition during the second half of the fiscal year.

Product sales for the three months ended June 30, 2003 decreased 21% to $1,018,382 compared to $1,286,292 for the three months ended June 30, 2002. Product sales for the six months ended June 30, 2003 decreased 16% to $2,088,848 compared to $2,490,250 for the six months ended June 30, 2002. The decreases were primarily due to decreasing sales of our other product categories based on decreased demand for those products from our customers. We expect the sales of our other product categories to continue to decline, both in dollar amount and as a percentage of our total net sales.

GROSS PROFIT. Gross profit for the three months ended June 30, 2003 increased 8% to $3,273,774 compared to $3,032,294 for the three months ended June 30, 2002. Gross profit for the six months ended June 30, 2003 decreased 2% to $5,847,526 compared to $5,973,238 for the six months ended June 30, 2002. Gross profit as a percentage of total net sales decreased to 45.1% for the three months ended June 30, 2003, compared to 52.1% for the three months ended June 30, 2002. Gross profit as a percentage of total net sales decreased to 42.6% for the six months ended June 30, 2003, compared to 50.5% for the six months ended June 30, 2002.

Gross profit from our POPSign program revenues for the three months ended June 30, 2003 increased 21% to $2,884,620 compared to $2,376,572 for the three months ended June 30, 2002 due to the increase in POPSign revenues, partially offset by increased payments to retailers, increased occupancy costs, and additional equipment costs. Gross profit from our POPSign program revenues for the six months ended June 30, 2003 increased 5% to $4,937,757 compared to $4,704,361 for the six months ended June 30, 2002 due to the increase in POPSign revenues, largely offset by changes in product mix, increased payments to retailers, increased occupancy costs and increased cost due to additional equipment added late in 2002.

Gross profit as a percentage of POPSign program revenues decreased to 46.2% for the three months ended June 30, 2003, compared to 52.4% for the three months ended June 30, 2002. Gross profit as a percentage of POPSign program revenues decreased to 42.4% for the six months ended June 30, 2003, compared to 50.3% for the six months ended June 30, 2002. The decreases were due to the factors discussed above.

We expect the amount of gross profit from our POPSign revenues to continue to increase compared to the prior year due to an expected increase in our POPSign revenues compared to the prior year, but to be lower as a percentage of POPSign revenue compared to the prior year, due to the factors discussed above.

Gross profit from our product sales for the three months ended June 30, 2003 decreased 41% to $389,154 compared to $655,722 for the three months ended June 30, 2002. Gross profit from our product sales for the six months ended June 30, 2003 decreased 28% to $909,769 compared to $1,268,877 for the six months ended June 20, 2002. Gross profit as a percentage of other sales decreased to 38.2% for the three months ended June 30, 2003 compared to 51.0% for the three months ended June 30, 2002, primarily due to adjustments related to obsolescence and lower-of cost or market and changes in product mix. Gross profit as a percentage of other sales decreased to 43.6% for the six months ended June 30, 2003 compared to 51.0% for the six months ended June 30, 2002. The decreases were primarily due to decreased sales from our other product categories based on decreased demand for those products from our customers in addition to the other factors discussed above.

We expect the gross profit from the sales of our other product categories to continue to decline as a percentage of our total gross profit.

OPERATING EXPENSES.
-------------------

SELLING. Selling expenses for the three months ended June 30, 2003 increased 30% to $2,157,885 compared to $1,662,845 for the three months ended June 30, 2002, primarily due to increased commissions expense related to higher total net sales, an increase in the number of sales related employees, the addition of VALUStix employees and severance expense. Selling expenses as a percentage of total net sales increased to 29.7% for the three months ended June 30, 2003 compared to 28.5% for the three months ended June 30, 2002, primarily due to the factors discussed above, partially offset by the effect of higher net sales during the quarter.

Selling expenses for the six months ended June 30, 2003 increased 33% to $4,470,078 compared to $3,351,409 for the six months ended June 30, 2002. Selling expenses as a percentage of total net sales increased to 32.5% for the six months ended June 30, 2003 compared to 28.3% for the six months ended June 30, 2002, primarily due to the factors discussed above, partially offset by the effect of higher net sales during the six months.

We expect selling expenses, exclusive of commissions, to remain at their current level and to decline somewhat as a percentage of net sales due to an expected increase in total net sales, as compared to the prior year.

MARKETING. Marketing expenses for the three months ended June 30, 2003 decreased 14% to $354,302 compared to $411,645 for the three months ended June 30, 2002, primarily due to planned reductions in discretionary expenses, partially offset by increased salaries to support the POPS programs. Marketing expenses as a percentage of total net sales decreased to 4.9% for the three months ended June 30, 2003 compared to 7.1% for the three months ended June 30, 2002, primarily due to the effect of higher net sales during the quarter, partially offset by the factors discussed above.

Marketing expenses for the six months ended June 30, 2003 increased 3% to $740,367 compared to $722,136 for the six months ended June 30, 2002. Marketing expenses as a percentage of total net sales decreased to 5.4% for the six months ended June 30, 2003 compared to 6.1% for the six months ended June 30, 2002, primarily due to the effect of higher net sales during the six months.

We expect marketing expenses to remain at their current level and to decline somewhat as a percentage of net sales due to an expected increase in total net sales, as compared to the prior year.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 2003 increased 14% to $755,993 compared to $662,451 for the three months ended June 30, 2002, primarily due to additions to our management team, the increased cost of our new facilities and severance expense. General and administrative expenses as a percentage of total net sales decreased to 10.4% for the three months ended June 30, 2003 compared to 11.4% for the three months ended June 30, 2002, due to the effect of higher net sales during the quarter, partially offset by the factors discussed above.

General and administrative expenses for the six months ended June 30, 2003 increased 38% to $1,765,941 compared to $1,277,290 for the six months ended June 30, 2002. General and administrative expenses as a percentage of total net sales increased to 12.9% for the six months ended June 30, 2003 compared to 10.8% for the six months ended June 30, 2002, primarily due to the factors discussed above and higher legal fees, partially offset by the effect of higher net sales during the six months.

We expect general and administrative expenses to remain at their current level and decline somewhat as a percentage of net sales due to an expected increase in total net sales, as compared to the prior year.

OTHER INCOME (EXPENSE). Other income for the three months ended June 30, 2003 was $18,224 compared to other expense of $(93,640) for the three months ended June 30, 2002. Other income for the six months ended June 30, 2003 was $34,798 compared to other expense of $(100,785) for the six months ended June 30, 2002. The differences were primarily due to an increase in interest income as a result of the funds received from the private placement financing in December 2002, minimal interest expense as the line of credit was fully repaid during December 2002 and a one-time fee during 2002 to move to the NASDAQ National Market.

NET INCOME (LOSS). Net income for the three months ended June 30, 2003 was $23,818 compared to net income of $201,713 for the three months ended June 30, 2002. Our net loss for the six months ended June 30, 2003 was $(1,094,062) compared to net income of $521,618 for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations with proceeds from public and private equity placements. At June 30, 2003, working capital was $6,492,448 compared to $7,324,154 at December 31, 2002. During the six months ended June 30, 2003, cash and cash equivalents decreased $1,838,859.

Net cash used in operating activities during the six months ended June 30, 2003 was $2,454,499, primarily due to the net loss and an increase in prepaid expenses due to a $1,000,000 pre-payment made to a retailer during 2003. Accounts receivable decreased $669,674 during the six months ended June 30, 2003 due to collections related to the high levels of POPSign revenues during the fourth quarter of 2002. Accounts payable decreased $863,006 during the six months ended June 30, 2003 due to the payments made to retailers, relating to the high levels of POPSign revenues during the fourth quarter of 2002. Deferred revenue decreased $802,976 primarily due to the timing of the POPSign program cycles at quarter-end.

Net cash of $123,234 was used in investing activities during the six months ended June 30, 2003, primarily due to the purchase of property and equipment of $73,841.

Net cash of $738,874 was provided by financing activities during the six months ended June 30, 2003 from the issuance of common stock related to the exercise of stock options and the issuance of shares related to the employee stock purchase plan, net of expenses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

          Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

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

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its Annual Meeting of Shareholders on May 20, 2003.

           The shareholders present in person or by proxy voted for an amendment to the Company's Articles of Incorporation, which provides that the Board shall be divided into three classes and each class will serve for a period of three years with 4,792,073 shares in favor, 476,852 shares against, and 1,590 shares abstaining. This proposal did not receive enough votes and thus, did not pass. As a result, the election of the directors will be for a one year period and until their successors are elected.

           The shareholders present in person or by proxy voted to elect Scott
           F. Drill, Erwin A. Kelen, Donald J. Kramer, W. Robert Ramsdell, Gordon F. Stofer, Frank D. Trestman and Gary L. Vars as directors with each director receiving the following votes:

                                                 FOR          WITHHOLD AUTHORITY
                                                 ---          ------------------
           Scott F. Drill                     10,666,197             98,898
           Erwin A. Kelen                     10,584,150            180,945
           Donald J. Kramer                   10,666,450             98,645
           Gordon F. Stofer                   10,584,150            180,945
           W. Robert Ramsdell                 10,584,050            181,045
           Frank D. Trestman                  10,584,150            180,945
           Gary L. Vars                       10,666,197             98,898

           The shareholders present in person or by proxy voted to approve the 2003 Incentive Stock Option Plan and reserve 350,000 shares for the grant of options under the Plan with 10,257,134 shares in favor, 477,616 shares against, and 30,345 shares abstaining.

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) The following exhibits are included herein:

                  31.1     Certification of CEO
                  31.2     Certification of CFO
                  32       Section 1350 Certification of CEO and CFO

           (b) Reports on Form 8-K


                  April 1, 2003             Press release dated April 1, 2003.

                  April 7, 2003             The Company filed a report on Form
                                            8-K/A on April 7, 2003 under Item 7
                                            to update the pro forma information
                                            for the Company's acquisition of the
                                            assets comprising the VALUStix
                                            business, as described in Form 8-K
                                            filed December 31, 2002.

                  April 17, 2003            Press release dated April 17, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   July 28, 2003                       Insignia Systems, Inc.
                                    --------------------------------------------
                                                (Registrant)


                                    /s/    Scott F. Drill
                                           -------------------------------------
                                           Scott F. Drill
                                           President and
                                           Chief Executive Officer

                                    /s/    Denni J. Lester
                                           -------------------------------------
                                           Denni J. Lester
                                           Vice President, Finance and
                                           Chief Financial Officer

                                  EXHIBIT INDEX


   EXHIBIT
    NUMBER              DESCRIPTION


     31.1               Certification of CEO

     31.2               Certification of CFO

     32                 Section 1350 Certification of CEO and CFO