Form 10-Q
period 2003-09-30
INSIGNIA SYSTEMS INC/MN
filed 2003-11-12
CIK 875355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________________ to _________________

Commission File Number: 1-13471

Insignia Systems, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6470 Sycamore Court North, Maple Grove, MN 55369
(Address of principal executive offices)

(763) 392-6200
(Registrant's telephone number, including area code)

Not applicable.
(Former name, former address and former fiscal year if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).
☐ Yes ☒ No

        Number of shares outstanding of Common Stock, $.01 par value, as of November 7, 2003, was 12,397,769.

INSIGNIA SYSTEMS, INC.

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets – September 30, 2003 and December 31, 2002 (unaudited)
Statements of Operations – Three and nine months ended September 30, 2003 and 2002 (unaudited)
Statements of Cash Flows – Nine months ended September 30, 2003 and 2002 (unaudited)
Notes to Financial Statements – September 30, 2003 (unaudited)
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
SIGNATURES
EXHIBITS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

INSIGNIA SYSTEMS, INC.
BALANCE SHEETS
(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,780,595	$6,471,581
Accounts receivable, net	4,704,902	5,263,701
Inventories	671,644	975,876
Prepaid expenses and other	568,926	77,248

TOTAL CURRENT ASSETS	10,726,067	12,788,406
PROPERTY AND EQUIPMENT:
Production tooling, machinery and equipment	1,756,736	2,046,208
Office furniture and fixtures	257,547	257,547
Computer equipment	675,637	645,742
Leasehold improvements	278,977	174,143
Construction-in-progress	—	50,936

	2,968,897	3,174,576
Accumulated depreciation and amortization	(2,194,035)	(2,281,838)

TOTAL PROPERTY AND EQUIPMENT	774,862	892,738
OTHER ASSETS:
Goodwill	3,092,788	3,041,186
Other	416,666	—

TOTAL OTHER ASSETS	3,509,454	3,041,186

TOTAL ASSETS	$15,010,383	$16,722,330

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,427,801	$3,465,746
Accrued liabilities:
Commissions	308,194	269,323
Employee stock purchase plan	165,992	246,120
Other	585,635	406,061
Deferred revenue	440,794	1,077,002

TOTAL CURRENT LIABILITIES	3,928,416	5,464,252
SHAREHOLDERS' EQUITY:
Common stock, par value $.01; authorized – 20,000,000 shares;
issued and outstanding September 30, 2003 – 12,385,269 shares;
December 31, 2002 – 11,767,255 shares	123,853	117,673
Additional paid-in capital	26,462,188	25,692,131
Accumulated deficit	(15,504,074)	(14,551,726)

TOTAL SHAREHOLDERS' EQUITY	11,081,967	11,258,078

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,010,383	$16,722,330

See accompanying Notes to Financial Statements.

INSIGNIA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Services revenues	$6,179,936	$3,870,342	$17,813,549	$13,218,091
Products sold	929,909	1,205,566	3,018,757	3,695,816

TOTAL NET SALES	7,109,845	5,075,908	20,832,306	16,913,907
Cost of services	3,338,966	2,286,749	10,034,822	6,930,137
Cost of sales	550,889	550,034	1,729,968	1,771,407

TOTAL COST OF SALES	3,889,855	2,836,783	11,764,790	8,701,544

Gross Profit	3,219,990	2,239,125	9,067,516	8,212,363
OPERATING EXPENSES:
Selling	2,062,665	1,699,618	6,532,743	5,051,027
Marketing	328,683	440,253	1,069,050	1,162,389
General and administrative	702,742	598,731	2,468,683	1,876,021

Total operating expenses	3,094,090	2,738,602	10,070,476	8,089,437

Operating Income (Loss)	125,900	(499,477)	(1,002,960)	122,926
OTHER INCOME (EXPENSE):
Interest income	16,307	14,808	58,946	37,895
Interest expense	(276)	(15,778)	(1,972)	(44,476)
Other income (expense)	(217)	1,231	(6,362)	(93,943)

	15,814	261	50,612	(100,524)

NET INCOME (LOSS)	$141,714	$(499,216)	$(952,348)	$22,402

Net income (loss) per share:
Basic	$0.01	$(0.05)	$(0.08)	$0.00

Diluted	$0.01	$(0.05)	$(0.08)	$0.00

Shares used in calculation of
net income (loss) per share:
Basic	12,349,372	10,915,056	12,211,848	10,802,774

Diluted	12,590,051	10,915,056	12,211,848	11,679,294

See accompanying Notes to Financial Statements.

INSIGNIA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$(952,348)	$22,402
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	218,656	125,662
Provision for bad debt expense	35,000	(23,000)
Changes in operating assets and liabilities:
Accounts receivable	523,799	(401,868)
Inventories	304,232	40,222
Prepaid expenses and other	(908,344)	(129,107)
Accounts payable	(1,037,945)	(529,287)
Accrued liabilities	138,317	703,841
Deferred revenue	(636,208)	356,784

Net cash provided by (used in) operating activities	(2,314,841)	165,649
INVESTING ACTIVITIES:
Purchases of property and equipment	(100,780)	(370,529)
Maturities of marketable securities	—	80,000
Other	(51,602)	—

Net cash used in investing activities	(152,382)	(290,529)
FINANCING ACTIVITIES:
Net change in line of credit	—	(189,161)
Proceeds from issuance of common stock, net	776,237	745,370

Net cash provided by financing activities	776,237	556,209

Increase (decrease) in cash and cash equivalents	(1,690,986)	431,329
Cash and cash equivalents at beginning of period	6,471,581	2,209,448

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,780,595	$2,640,777

See accompanying Notes to Financial Statements.

INSIGNIA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.          Summary of Significant Accounting Policies.

Description of Business.

Insignia Systems, Inc. (the “Company”) markets in-store promotional products, programs and services to retailers and consumer packaged goods manufacturers. The Company’s products include the Insignia Point-of-Purchase Services (POPS®) in-store promotion program, which includes both Insignia POPSign and VALUStix® programs; thermal sign card supplies for the Company’s SIGNright and Impulse systems; Stylus software; and laser printable cardstock and label supplies.

Basis of Presentation.

Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2003, and its results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

The Company has included in its financial statements the assets and liabilities recorded in connection with the acquisition of the assets comprising the VALUStix business. The results of operations related to VALUStix since December 23, 2002, the effective date, have been included in the Company’s Statement of Operations.

The Summary of Significant Accounting Policies in the Company’s 2002 Annual Report on Form 10-K/A describes the Company’s accounting policies.

Inventories.

Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	September 30, 2003	December 31, 2002
Raw materials	$189,685	$328,713
Work-in-process	11,394	—
Finished goods	470,565	647,163

	$671,644	$975,876

INSIGNIA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Prepaid Expenses.

During the nine months ended September 30, 2003 the Company made a pre-payment of approximately $1,000,000 to a retailer, in connection with a three-year contract. The pre-payment is being amortized ratably over the three-year contract using the straight-line method. At September 30, 2003 the balance of the prepaid expense related to this retailer payment was approximately $750,000, of which approximately $417,000 was classified as long-term.

Net Income (Loss) Per Share.

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the year. Options and warrants to purchase approximately 1,292,000 shares of common stock with a weighted average exercise price of $8.75 were outstanding at September 30, 2003 and were not included in the computation of common stock equivalents for the three months ended September 30, 2003 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 1,058,000 shares of common stock with a weighted average exercise price of $9.59 were outstanding at September 30, 2003 and were not included in the computation of common stock equivalents for the nine months ended September 30, 2003 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options to purchase approximately 277,000 shares of common stock with a weighted average exercise price of $8.71 were outstanding at September 30, 2002 and were not included in the computation of common stock equivalents for the nine months ended September 30, 2002 because their exercise prices were higher than the average fair market value of the common shares during the reporting periods.

For the nine months ended September 30, 2003, the effect of options and warrants was anti-dilutive due to the net loss incurred during the period. Had net income been achieved, approximately 189,000 of common stock equivalents would have been included in the computation of diluted net income per share for the nine months ended September 30, 2003.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Denominator for basic net income (loss)
per share – weighted averages shares	12,349,372	10,915,056	12,211,848	10,802,774
Effect of dilutive securities:
Stock options and warrants	240,679	—	—	876,520

Denominator for diluted net income (loss)
per share – adjusted weighted average shares	12,590,051	10,915,056	12,211,848	11,679,294

Reclassifications.

Certain 2002 amounts have been reclassified to conform to the presentation in the 2003 financial statements.

INSIGNIA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2.      Stock Options.

The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation. In addition, the Company provides pro forma disclosure of stock-based compensation, as measured under the fair value requirements of SFAS No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures are provided as required under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

The following table summarizes the relevant information as if the fair value recognition provisions of SFAS 123 had been applied to all stock-based awards:

	Nine Months Ended September 30
	2003	2002
Net income (loss)
As reported	$(952,348)	$22,402
Deduct stock-based employee compensation
expense determined under fair value method	1,192,000	814,000

Pro forma net loss	$(2,144,348)	$(791,598)
Basic net income (loss) per share:
As reported	$(0.08)	$0.00
Pro forma	$(0.18)	$(0.07)
Diluted net income (loss) per share:
As reported	$(0.08)	$0.00
Pro forma	$(0.18)	$(0.07)

3.      Commitments.

Retailer Agreements.

The Company has contracts in the normal course of business with various retailers, some of which provide for minimum annual program levels. If those minimum levels are not met, the Company is obligated to pay the contractual difference to the retailers. During the nine months ended September 30, 2003 and 2002 the Company incurred approximately $615,000 and $212,000 of costs related to these minimums, which were recorded in Cost of Services in the Statements of Operations.

4.      Concentrations.

During the nine months ended September 30, 2003 one customer accounted for 18% of the Company’s total net sales. At September 30, 2003 this customer represented 15% of the Company’s total accounts receivable. During the nine months ended September 30, 2002 two other customers accounted for 15% and 14% of the Company’s total net sales.

Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results.

5.      Subsequent Event.

On November 5, 2003, News America Marketing In-Store, Inc. (News America) brought suit against the Company in U.S. District Court in New York, New York. The complaint, which is similar to the News America lawsuit filed in 2000 and settled in 2002, alleges that News America has exclusive promotional agreements with certain grocery retailers and that the Company has interfered with those contracts. The complaint seeks an injunction and unspecified damages in excess of $75,000. The Company’s initial assessment, after consulting with legal counsel, is that the lawsuit lacks merit and can be aggressively defended. The Company is also considering a countersuit against News America.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months ended September 30		Nine Months ended September 30
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.7	55.9	56.5	51.5

Gross profit	45.3	44.1	43.5	48.5
Operating expenses:
Selling	29.0	33.5	31.4	29.8
Marketing	4.6	8.6	5.1	6.9
General and administrative	9.9	11.8	11.8	11.1

Total operating expenses	43.5	53.9	48.3	47.8

Operating income (loss)	1.8	(9.8)	(4.8)	0.7
Other income (expense)	0.2	—	0.2	(0.6)

Net income (loss)	2.0%	(9.8)%	(4.6)%	0.1%

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The significant accounting policies are discussed in Note 1 of the Company’s financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002. These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. The Company bases its estimates on historical experience, current facts and circumstances and on various other assumptions believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.

Three and Nine Months ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

Recent Acquisition. On December 23, 2002, we acquired the VALUStix business from an unrelated party for $3,000,000 in cash, plus a five-year royalty based on annual net sales over a threshold amount. This acquisition gave us the opportunity to expand our product offerings to our POPSign customers.

The VALUStix business includes a proprietary system that allows retailers and manufacturers to attach coupons and other promotional materials to products that are sold in grocery stores and other retail locations. The VALUStix program can deliver immediately actionable offers and information to shoppers at the point-of-purchase.

The Company believes the VALUStix program will complement the POPSign program and expects there will be synergies to our existing business. However, the process to integrate VALUStix into the POPS program has taken longer than management initially expected.

During the third quarter a test program for VALUStix was completed at no charge to our customers. Management is using the information obtained from that program to redirect its efforts related to VALUStix.

For the three and nine months ended September 30, 2003 the Company has incurred approximately $225,000 and $790,000 of operating expenses related to VALUStix; these costs were recorded in Selling expenses in the Statement of Operations. Additionally, for the three and nine months ended September 30, 2003, the Company has incurred approximately $66,000 and $97,000 of costs related to its test program; these costs were recorded in Cost of Sales in the Statement of Operations.

Management has taken steps to reduce its operating expenses related to VALUStix and expects its quarterly expenses, beginning in 2004, to be significantly lower as a result.

Net Sales. Net sales for the three months ended September 30, 2003 increased 40% to $7,109,845 compared to $5,075,908 for the three months ended September 30, 2002. Net sales for the nine months ended September 30, 2003 increased 23% to $20,832,306 compared to $16,913,907 for the nine months ended September 30, 2002.

Service revenues from our POPSign programs for the three months ended September 30, 2003 increased 60% to $6,179,936 compared to $3,870,342 for the three months ended September 30, 2002. Service revenues for the nine months ended September 30, 2003 increased 35% to $17,813,549 compared to $13,218,091 for the nine months ended September 30, 2002. The increases were primarily due to an increase in the number of retail stores on line.

We expect our POPSign revenues for the last quarter of the fiscal year to be significantly lower than each of the other three quarters due to an overall softness in fourth quarter promotional spending by consumer package goods companies. There have been no revenues related to our recent VALUStix acquisition. We expect to begin generating revenues related to VALUStix during the first quarter of fiscal 2004.

Product sales for the three months ended September 30, 2003 decreased 23% to $929,909 compared to $1,205,566 for the three months ended September 30, 2002. Product sales for the nine months ended September 30, 2003 decreased 18% to $3,018,757 compared to $3,695,816 for the nine months ended September 30, 2002. The decreases were primarily due to decreasing sales of our other product categories based on decreased demand for those products from our customers.

We expect the sales of our other product categories to continue to decline, both in dollar amount and as a percentage of our total net sales.

Gross Profit. Gross profit for the three months ended September 30, 2003 increased 44% to $3,219,990 compared to $2,239,125 for the three months ended September 30, 2002. Gross profit for the nine months ended September 30, 2003 increased 10% to $9,067,516 compared to $8,212,363 for the nine months ended September 30, 2002. Gross profit as a percentage of total net sales increased to 45.3% for the three months ended September 30, 2003, compared to 44.1% for the three months ended September 30, 2002. Gross profit as a percentage of total net sales decreased to 43.5% for the nine months ended September 30, 2003, compared to 48.5% for the nine months ended September 30, 2002.

Gross profit from our POPSign program revenues for the three months ended September 30, 2003 increased 79% to $2,840,970 compared to $1,583,593 for the three months ended September 30, 2002 due to the significant increase in POPSign revenues. Gross profit from our POPSign program revenues for the nine months ended September 30, 2003 increased 24% to $7,778,727 compared to $6,287,954 for the nine months ended September 30, 2002 due to the increase in POPSign revenues, largely offset by increased payments to retailers, increased occupancy costs and increased cost due to additional equipment added late in 2002.

Gross profit as a percentage of POPSign program revenues increased to 46.0% for the three months ended September 30, 2003, compared to 40.9% for the three months ended September 30, 2002. Gross profit as a percentage of POPSign program revenues decreased to 43.7% for the nine months ended September 30, 2003, compared to 47.6% for the nine months ended September 30, 2002. The changes were due to the factors discussed above.

We expect the amount of gross profit from our POPSign revenues to be significantly lower during the last quarter of the fiscal year due to an expected decrease in quarterly POPSign revenues.

Gross profit from our product sales for the three months ended September 30, 2003 decreased 42% to $379,020 compared to $655,532 for the three months ended September 30, 2002. Gross profit from our product sales for the nine months ended September 30, 2003 decreased 33% to $1,288,789 compared to $1,924,409 for the nine months ended September 20, 2002. Gross profit as a percentage of product sales decreased to 40.8% for the three months ended September 30, 2003 compared to 54.4% for the three months ended September 30, 2002.Gross profit as a percentage of product sales decreased to 42.7% for the nine months ended September 30, 2003 compared to 52.1% for the nine months ended September 30, 2002. The decreases were primarily due to adjustments related to obsolescence and lower of cost or market and changes in product mix, in addition to the effect of fixed costs on lower product sales.

We expect the gross profit from the sales of our other product categories to continue to decline, both in dollar amount and as a percentage of our total gross profit.

Operating Expenses.

Selling. Selling expenses for the three months ended September 30, 2003 increased 21% to $2,062,665 compared to $1,699,618 for the three months ended September 30, 2002, primarily due to increased commissions expense related to higher total net sales, the addition of VALUStix employees and severance expense. Selling expenses as a percentage of total net sales decreased to 29.0% for the three months ended September 30, 2003 compared to 33.5% for the three months ended September 30, 2002, primarily due to the effect of higher net sales during the quarter, partially offset by the factors discussed above.

Selling expenses for the nine months ended September 30, 2003 increased 29% to $6,532,743 compared to $5,051,027 for the nine months ended September 30, 2002. Selling expenses as a percentage of total net sales increased to 31.4% for the nine months ended September 30, 2003 compared to 29.8% for the nine months ended September 30, 2002, primarily due to the factors discussed above, partially offset by the effect of higher net sales during the nine months.

We expect selling expenses, exclusive of commissions, to increase in amount and as a percentage of net sales during the last quarter of the fiscal year due to an expected decrease in quarterly total net sales.

Marketing. Marketing expenses for the three months ended September 30, 2003 decreased 25% to $328,683 compared to $440,253 for the three months ended September 30, 2002, primarily due to planned reductions in discretionary expenses, partially offset by increased salaries to support the POPS programs. Marketing expenses as a percentage of total net sales decreased to 4.6% for the three months ended September 30, 2003 compared to 8.6% for the three months ended September 30, 2002, primarily due to the effect of higher net sales during the quarter.

Marketing expenses for the nine months ended September 30, 2003 decreased 8% to $1,069,050 compared to $1,162,389 for the nine months ended September 30, 2002. Marketing expenses as a percentage of total net sales decreased to 5.1% for the nine months ended September 30, 2003 compared to 6.9% for the nine months ended September 30, 2002, primarily due to the effect of higher net sales during the nine months.

We expect marketing expenses to remain at their current level and to be higher as a percentage of net sales during the last quarter of the fiscal year due to an expected decrease in quarterly total net sales.

General and administrative. General and administrative expenses for the three months ended September 30, 2003 increased 17% to $702,742 compared to $598,731 for the three months ended September 30, 2002, primarily due to additions to our management team, the increased cost of our new facilities and increased bad debt expense, partially offset by lower legal fees. General and administrative expenses as a percentage of total net sales decreased to 9.9% for the three months ended September 30, 2003 compared to 11.8% for the three months ended September 30, 2002, primarily due to the effect of higher net sales during the quarter.

We expect general and administrative expenses, exclusive of legal fees, to remain at their current level and to be higher as a percentage of net sales during the last quarter of the fiscal year due to an expected decrease in quarterly total net sales. We expect to incur significantly higher legal fees during the last quarter of the fiscal year due to the lawsuit filed on November 5, 2003.

Other Income (Expense). Other income for the three months ended September 30, 2003 was $15,814 compared to other income of $261 for the three months ended September 30, 2002. Other income for the nine months ended September 30, 2003 was $50,612 compared to other expense of $(100,524) for the nine months ended September 30, 2002. The differences were primarily due to an increase in interest income as a result of the funds received from the private placement financing in December 2002, minimal interest expense as the line of credit was fully repaid during December 2002 and a one-time fee during 2002 to move to the NASDAQ National Market.

Net Income (Loss). Net income for the three months ended September 30, 2003 was $141,714 compared to a net loss of $(499,216) for the three months ended September 30, 2002. The net loss for the nine months ended September 30, 2003 was $(952,348) compared to net income of $22,402 for the nine months ended September 30, 2002.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private equity placements. At September 30, 2003, working capital was $6,797,651 compared to $7,324,154 at December 31, 2002. During the nine months ended September 30, 2003, cash and cash equivalents decreased $1,690,986.

Net cash used in operating activities during the nine months ended September 30, 2003 was $2,314,841, primarily due to the net loss and an increase in prepaid expenses due to a $1,000,000 pre-payment made to a retailer during 2003. Accounts receivable decreased $523,799 during the nine months ended September 30, 2003 due to collections related to the high levels of POPSign revenues during the fourth quarter of 2002. Accounts payable decreased $1,037,945 during the nine months ended September 30, 2003 due to the payments made to retailers, relating to the high levels of POPSign revenues during the fourth quarter of 2002. Deferred revenue decreased $636,208 primarily due to the timing of the POPSign program cycles at quarter-end.

The Company has used approximately $900,000 of cash during fiscal 2003 with respect to the operating activities related to its recent VALUStix acquisition. Management has taken steps to reduce its operating expenses related to VALUStix and expects that its use of cash related to VALUStix operations will be significantly lower beginning in 2004.

Net cash of $152,382 was used in investing activities during the nine months ended September 30, 2003, primarily due to the purchase of property and equipment of $100,780.

Net cash of $776,237 was provided by financing activities during the nine months ended September 30, 2003 from the issuance of common stock related to the exercise of stock options and the issuance of shares related to the employee stock purchase plan, net of expenses.

On November 5, 2003, News America Marketing In-Store, Inc. (News America) brought suit against the Company in U.S. District Court in New York, New York. The complaint, which is similar to the News America lawsuit filed in 2000 and settled in 2002, alleges that News America has exclusive promotional agreements with certain grocery retailers and that the Company has interfered with those contracts. The complaint seeks an injunction and unspecified damages in excess of $75,000. The Company’s initial assessment, after consulting with legal counsel, is that the lawsuit lacks merit and can be aggressively defended. The Company is also considering a countersuit against News America.

The Company anticipates that its working capital needs will remain consistent with prior years. The Company’s $2 million line of credit with a finance institution was paid in full during 2002 and the related agreement expired on December 31, 2002. The Company believes that it has sufficient cash resources to fund its current business operations and anticipated growth for the foreseeable future.

Cautionary Statement Regarding Forward Looking Information

Statements made in this quarterly report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts are “forward looking statements.” Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words “believes,” “expects,” “anticipates,”“seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to: we historically have not achieved significant earnings; our results of operations may be subject to significant fluctuations; we face significant competition from other providers of at-shelf advertising or promotional signage; reductions in advertising and promotional expenditures by branded product manufacturers due to changes in economic conditions would adversely affect us; we are dependent on the number of retailer partners; we are dependent on the success of the Insignia POPS program and expansion of the program to the retail drug industry; we may not be able to manage growth effectively; we are dependent on our manufacturer partners achieving sales lift; we recently made our first business acquisition which we may not be successful at developing and integrating; we may acquire other businesses; we are involved in litigation and may incur significant costs and expenses; we are dependent on members of our management team; we have a significant amount of options and warrants outstanding that could affect the market price of our common stock; the market price of our common stock has been volatile and other factors detailed from time to time in our SEC reports.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

None

Item 4.   Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures.

        Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b)    Changes in Internal Controls.

        There were no significant changes made in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

On November 5, 2003, News America Marketing In-Store, Inc. (News America) brought suit against the Company in U.S. District Court in New York, New York. The complaint, which is similar to the News America lawsuit filed in 2000 and settled in 2002, alleges that News America has exclusive promotional agreements with certain grocery retailers and that the Company has interfered with those contracts. The complaint seeks an injunction and unspecified damages in excess of $75,000. The Company’s initial assessment, after consulting with legal counsel, is that the lawsuit lacks merit and can be aggressively defended. The Company is also considering a countersuit against News America.

Item 2.   Changes in Securities and Use of Proceeds

None

Item 3.   Defaults upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)	The following exhibits are included herein:

31.1	Certification of CEO
31.2	Certification of CFO
32	Section 1350 Certification of CEO and CFO

(b)	Reports on Form 8-K

July 17, 2003	The Company filed a report on Form 8-K on July 17, 2003 under Item 9 to report the filing of its press release dated July 16, 2003 related to the disclosure of financial information for the quarter ended June 30, 2003.

September 4, 2003	The Company filed a report on Form 8-K on September 4, 2003 under Item 4 to report the dismissal of its public accountants and the retention of another public accounting firm.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2003	Insignia Systems, Inc.

(Registrant)
/s/ Scott F. Drill

Scott F. Drill President and Chief Executive Officer
/s/ Denni J. Lester

Denni J. Lester Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of CEO
31.2	Certification of CFO
32	Section 1350 Certification of CEO and CFO