Form 10-K
period 2003-12-31
INSIGNIA SYSTEMS INC/MN
filed 2004-03-29
CIK 875355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003	Commission File Number 1-13471

INSIGNIA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

6470 Sycamore Court North Maple Grove, MN 55369

(Address of principal executive offices)
Registrant’s telephone number, including area code: (763) 392-6200

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
Yes  [  X  ]     No  [     ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.
Yes  [     ]     No  [  X  ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Act.     Yes  [     ]     No  [  X  ]

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the second quarter (June 30, 2003) was approximately $55,025,000 based upon the last sale price of the registrant’s Common Stock on such date.

        Number of shares outstanding of Common Stock, $.01 par value, as of March 25, 2004, was 12,475,625.

DOCUMENTS INCORPORATED BY REFERENCE:
Insignia Systems, Inc. Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on May 20, 2004 (Part III – Items 10, 11, 12, 13 and 14)

PART I.

Item 1.   Business

General

        Insignia Systems, Inc., (the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company has been in business since 1990. Since 1998, the Company has been focusing on providing in-store services through the Insignia Point-Of-Purchase Services (POPS) in-store advertising program. Insignia POPS® includes both the Insignia POPSign™ and VALUStix® programs.

Insignia’s POPSign is a national, account-specific, in-store, shelf-edge advertising program that delivers significant sales increases. Funded by consumer packaged goods manufacturers, the program allows manufacturers to deliver vital product information to consumers at the point-of-purchase. The brand information is combined with each retailer’s store-specific prices and is displayed on the retailer’s unique sign format. The combining of manufacturer and retailer information produces a complete “call to action” that gets consumers the information they want and need to make purchasing decisions, while building store and brand equity.

For retailers, Insignia’s POPSign program is a source of incremental revenue and is the first in-store advertising program that delivers a complete “call to action” on a product- and store-specific basis, with all participating retail stores updated weekly. For consumer goods manufacturers, Insignia’s POPSign program provides access to the optimum retail advertising site for their products – the retail shelf-edge. In addition, manufacturers benefit from significant sales increases, short lead times, micro-marketing capabilities, such as store-specific and multiple language options, and a wide variety of program features and enhancements that provide unique advertising advantages.

Acquired in December 2002, the VALUStix program allows retailers and manufacturers to deliver coupons and other information to consumers at the point-of-purchase. The account-specific booklets are attached to host products that have high household-penetration and include multiple product coupons that tie into key seasonal or themed events. The Company believes the VALUStix program complements the POPSign program by delivering immediately actionable offers and information that help make a difference in shoppers’ purchasing decisions.

The Company’s Internet address is www.insigniasystems.com. The Company has made available on its Web site, all of the reports it files with the SEC. Copies can also be obtained free of charge by requesting them from Insignia Systems, Inc., 6470 Sycamore Court North, Maple Grove, Minnesota 55369-6032; Attention: CFO; telephone 763-392-6200.

Industry and Market Background

        According to Point-Of-Purchase Advertising International (POPAI), an industry non-profit trade association, more than 70% of brand purchase decisions are being made in-store. As a result, product manufacturers are constantly seeking in-store vehicles to motivate consumers to buy their branded products. Industry studies estimate that manufacturers spend approximately $867 million annually on in-store services. The Company’s market studies indicate that the shelf-edge sign represents the final and best opportunity for manufacturers to convince the consumer to buy. In fact, a 1996 industry study concluded the shelf is second only to end-aisle displays for in-store effectiveness.

Many consumers seek product information beyond price in order to make educated buying decisions. The Company’s marketing studies indicate the most effective sign contains information supplied by the product manufacturer in combination with the retailer’s price and design look.

Company Products

Insignia’s POPSign Program
        Insignia’s POPSign program is an in-store, shelf-edge point-of-purchase advertising program that enables manufacturers to deliver product-specific messages quickly and accurately – in designs and formats that have been pre-approved and supported by participating retailers. Insignia POPSigns deliver vital product selling information from manufacturers, such as product uses and features, nutritional information, advertising tag lines and product images. The brand information is combined with the retailer’s store-specific prices and is displayed on the retailer’s unique sign format that includes their logo, headline and store colors. Each sign is displayed directly in front of the manufacturer’s product in the participating retailer’s stores. Insignia’s POPSign program offers special features and enhancements, such as Advantage and Custom Advantage flags that allow manufacturers to add visibility and highlight any message at-shelf. Insignia offers Color POPSigns with customizable, image-building full-color graphics. Insignia UltraColor™ POPSigns offer 75 percent more area for the full-color creative than Color POPSigns.

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

VALUStix Program
        The VALUStix business includes a proprietary system that allows retailers and manufacturers to deliver coupons and other information to consumers at the point-of-purchase. The pressure sensitive booklets are attached to a single host product at the point-of-production via customized equipment. The account-specific booklets include multiple product coupons that tie into key seasonal or themed events and can be adhered to all categories of products, including frozen foods, refrigerated foods, dairy products and packaged produce.

The VALUStix business was acquired in December 2002 and is in the process of being integrated into the Company’s POPS program. The Company recorded no revenue from the sale of VALUStix products during 2003.

The Impulse Retail System and SIGNright Sign System
        Prior to 1996, the Company’s primary product offering was the Impulse Retail System, a system developed by an independent product design and development firm (the “Developer”). In 1996, the Company replaced the Impulse Retail System with the SIGNright Sign System. In 1998, the Company ceased the active domestic sales of the SIGNright Sign System.

Cardstock for the two systems are sold by the Company in a variety of sizes and colors that can be customized to include pre-printed custom artwork, such as a retailer’s logo. Approximately 7% of 2003 revenues came from the sale of cardstock. The Company expects this percentage to be lower in the future.

Stylus Software
        In late 1993, the Company introduced Stylus, a PC-based software application used by retailers to produce signs, labels, and posters. The Stylus software allows retailers to create signs, labels and posters by manually entering the information or by importing information from a database. Approximately 2% of 2003 revenues came from the sale of Stylus products and maintenance. The Company expects this percentage to be lower in the future.

Marketing and Sales

        The Company directly markets the Insignia POPSign program to food and drug manufacturers and retailers. By utilizing the Insignia POPSign program, these manufacturers and retailers can easily accomplish what had previously been either impossible or extremely difficult: tailoring national in-store advertising programs to regional and local needs with minimal effort. In addition to the benefits provided to manufacturers and retailers, Insignia’s POPSign program provides consumers more information and clearer messages to aid in purchasing decisions. The Company believes its POPSign program is the most complete in-store advertising sign program available, benefiting consumer, retailer, and manufacturer.

Prior to April 1998, the Company marketed the Impulse Retail System and the SIGNright Sign System through telemarketing by in-house sales personnel and independent sales representatives. In May 1998, the Company discontinued the active marketing of the systems to U.S. customers, but continues to sell the systems through the Company’s international distributors covering 10 countries. The Company sells cardstock and supplies related to these systems to many U.S. and international customers.

The Company markets its Stylus software in the United States and internationally primarily through resellers that integrate Stylus as an Open Database Connectivity design and publishing component into their retail data and information management software applications.

During 2003, 2002 and 2001, foreign sales accounted for approximately 1%, 2% and 4% of total net sales. The Company expects sales to foreign distributors will be less than 1% of total net sales in 2004.

Competition

Insignia’s POPSign Program
        The Insignia POPSign program is competing for the marketing expenditures of branded product manufacturers for at-shelf advertising-related signage. The Insignia POPSign program has two major competitors in its market: News America Marketing In-Store®, Inc. (News America) and FLOORgraphics®, Inc. (FLOORgraphics).

News America offers a network for in-store advertising, promotion and sales merchandising services. News America has branded their in-store shelf signage products as SmartSource Shelftalk™, SmartSource Shelfvision™ and SmartSource Price Pop™.

FLOORgraphics offers a network for in-store advertising and promotion programs. FLOORgraphics has branded their advertising shelf signage product SHELFplus! ®.

The main strengths of the Insignia POPSign program in relation to its competitors are:

             –  the linking of manufacturers to retailers at a central coordination point
             –  providing a complete “call to action”
             –  supplying product-specific and store-specific messages at the retail shelf
             –  short lead times –  significant sales increases

Patents and Trademarks

        The Company has developed and is using a number of trademarks, service marks, slogans, logos and other commercial symbols to advertise and sell its products. The Company owns U.S. registered trademarks for Insignia Systems, Inc.® (and Design), Insignia POPS®, POPS Select®, Insignia Color POPS®, VALUStix®, Stylus®, Stylus Work Center ®, SIGNright®, Impulse®, DuraSign®, I-Care® and Check This Out.®

The Company is in the process of obtaining trademark registration in the United States for the trademarks “Insignia E-POPS,” “POPSign,” “UltraColor,” “POPSRx,” “Moment of Truth” and “POPS Ads.”

The barcode which the Company uses on the sign cards for the Impulse and SIGNright Sign Systems was also developed by the Developer, which has granted the Company an exclusive worldwide license of its rights to the barcode. The license requires the Company to pay a royalty of 1% of the net sales price received by the Company on each cardstock or other supply item that bears the barcode used by the Impulse Sign Systems. Although a patent has been issued to the Developer, which covers the use of the barcode, there is no assurance that the Company will be able to prevent other suppliers of cardstock from copying the barcode used by the Company. However, the Company believes that the number, relatively small size and geographic dispersal of Impulse and SIGNright users, their relationship with the Company and the Company’s retention of its customer list as a trade secret will discourage other sign card suppliers from offering bar-coded sign cards for use on the Impulse and SIGNright machines.

Key employees are required to enter into nondisclosure and invention assignment agreements, and customers, vendors and other third parties also must agree to nondisclosure restrictions prior to disclosure of our trade secrets or other confidential or proprietary information.

Product Development

        Product development for Insignia’s POPSign program has been conducted internally and includes the proprietary data management and operations system, as well as the current offering of point-of-purchase and other advertising products. Ongoing internal systems enhancements, as well as the development of point-of-purchase and other advertising or promotional products, will be conducted utilizing both internal and external resources as appropriate.

Product development on the SIGNright Sign System was primarily conducted by the Developer on a contract basis. The Company continues to introduce complementary products such as new cardstock formats, styles and colors.

The Company plans no further development to the Stylus software product.

Customers

        Pfizer, Inc. and Nestle Co. accounted for 16% and 12% of the Company’s total net sales for the year ended December 31, 2003. Kellogg Company accounted for 13% of the Company’s total net sales for the year ended December 31, 2002. Pillsbury Company accounted for 14% of the Company’s total net sales for the year ended December 31, 2001.

Backlog

        Sales backlog at February 29, 2004 was approximately $11 million, all of which is for delivery during 2004. The orders are believed to be firm but there is no assurance that all of the backlog will actually result in sales. Sales backlog at February 28, 2003 was approximately $15 million.

Seasonality

        The Company’s results of operations have fluctuated from quarter to quarter due to variations in net sales and operating expenses. In prior years, the Company generated a significant portion of operating income in the fourth quarter of the fiscal year because of seasonal events that affected when customers purchased Insignia POPSign programs. However, the POPSign revenues for 2003 did not reflect the same seasonality pattern. It is unclear whether there will be a consistent seasonality pattern in the future.

Any factor that negatively affects net sales or increases operating expenses could negatively affect annual results of operations, and in particular, quarterly results. As a result of the seasonality of the business, the Company may incur losses in a given quarter. In certain quarters the Company may realize strong sales, but due to increased sales promotion activities and investments in growing the business, we may experience reduced operating income. The results of operations fluctuate from quarter to quarter as a result of the following:

•    The timing of seasonal events for customers;
•    The timing of new retail stores being added;
•    Costs associated with various sales promotion activities;
•    Expenses incurred to support expansion strategies; and
•    Litigation fees.

Suppliers

        The thermal paper used by the Company in its SIGNright and Impulse thermal sign cards is purchased exclusively from one supplier. While the Company believes that an alternative supplier would be available if necessary, any disruption in the relationship with or deliveries by the current supplier could have an adverse effect on the Company.

The Company subcontracts with one vendor for the printing and application of the VALUStix program coupons. Although there are a limited number of printers capable of providing this service, management believes that other printers could provide the coupons on comparable terms. Though the Company recorded no VALUStix revenue during 2003, the time required to locate and qualify other printers could cause a delay that may be financially disruptive to the Company in the future.

Working Capital Practices

        No special or unusual practices affect the Company’s working capital. The Company generally requires payment from its customers within 30 days and pays its vendors within 30-60 days. Given the nature of the Company’s business, there are no significant investments in inventory required.

Employees

        As of February 29, 2004, the Company had 98 employees, including all full-time and part-time employees.

Item 2.   Properties

        The Company is located in approximately 47,000 square feet of office and warehouse space in suburban Minneapolis, Minnesota, which has been leased until January 2010. The Company believes that this facility is meeting the Company’s current and foreseeable needs.

Item 3.   Legal Proceedings

        In August 2000, News America Marketing In-Store, Inc., (News America) brought suit against the Company in U.S. District Court in New York, New York. The case was settled in November 2002. The terms of the settlement agreement are confidential. The settlement did not impact the Company’s operating results.

In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York. In this action, News America has alleged that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with two retailers and prospective economic advantage, and has engaged in unfair competition. The suit seeks unspecified damages and injunctive relief. The Company filed a Motion to Dismiss in February 2004 and is awaiting decision by the Court. The Company believes the allegations are without merit and that the Company will prevail.

Item 4.   Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

Item 4A.   Executive Officers of the Registrant

        The names, ages and positions of the Company’s executive officers are as follows:

Name	Age	Position

Scott F. Drill	51	President and Chief Executive Officer and Director
Gary L. Vars	63	President, POPS Division and Director
Denni J. Lester	45	Vice President of Finance, Chief Financial Officer, Secretary and Treasurer
Thomas N. Wilkolak	55	Executive Vice President and General Manager, POPS Division

        Scott F. Drill has been President and Chief Executive Officer of the Company since February 24, 1998. From 1996 to December 2002, he was also a partner in Minnesota Management Partners (MMP), a venture capital firm located in Minneapolis, Minnesota. Mr. Drill co-founded Varitronic Systems, Inc. in 1983, and was its President and CEO until it was sold in 1996. Prior to starting Varitronics, Mr. Drill held senior management positions in sales and marketing at Conklin Company and Kroy, Inc.

        Gary L. Vars has been President of the POPS Division since December 2002. Mr. Vars was Chairman of the Board of Directors from March 2001 to March 2004. From September 1998 to December 2002, he held the position of Executive Vice President and General Manager of the POPS Division. Prior to joining the Company in 1998, Mr. Vars spent 22 years as a marketing and business development consultant to Fortune 500 companies. From 1966 to 1976 Mr. Vars held various management positions at the Pillsbury Co., including Director of Marketing and New Product Development, Grocery Products Division.

        Denni J. Lester has been Vice President of Finance, Chief Financial Officer and Treasurer since December 2002 and Secretary since May 2003. Prior to joining the Company, Ms. Lester spent 22 years at Grant Thornton LLP, a national public accounting firm, including the last nine years as a partner.

        Thomas N. Wilkolak has been Executive Vice President and General Manager of the POPS Division since December 2003. From June 2002 to May 2003 he held the position of Vice President, Business Development of the POPS Division. From May 2003 to December 2003, he held the position of Executive Vice President of Sales and Marketing of the POPS Division. Prior to joining the Company in 2002, Mr. Wilkolak held various general management positions with Carlson Companies and Gage Marketing Group. From 1978 until 1990,

Mr. Wilkolak held various management positions in sales and marketing at The Pillsbury Company, including Group Marketing Manager and Vice President Sales of the Frozen Foods Division.

PART II.

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        The Company’s common stock trades on the Nasdaq National Market System under the symbol ISIG. The following table sets forth the range of high and low bid prices reported on the Nasdaq System. These quotations represent prices between dealers and do not reflect retail market-ups, markdowns or commission.

2003	High	Low	2002	High	Low

First Quarter	$10.51	$3.51	First Quarter	$9.19	$6.60
Second Quarter	6.70	3.73	Second Quarter	10.08	6.90
Third Quarter	7.00	4.45	Third Quarter	9.15	6.95
Fourth Quarter	4.78	2.00	Fourth Quarter	11.43	8.10

On February 19, 2004, Nasdaq notified the Company that it was not in compliance with the $10 million shareholders’ equity requirement for continued listing on the Nasdaq National Market. If the Company is unable to regain compliance by April 30, 2004, the deadline set by Nasdaq, it will apply for listing of its common stock on the Nasdaq Small Cap Market.

Approximate Number of Holders of Common Stock

        As of February 29, 2004, the Company had one class of Common Stock beneficially held by approximately 2,645 owners.

Dividends

        The Company has never paid cash dividends on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

Item 6.   Selected Financial Data
(In thousands, except per share amounts.)

For the Years Ended December 31	2003	2002	2001	2000	1999

Net sales	$26,138	$24,821	$19,933	$12,830	$9,287
Operating income (loss)	(4,316)*	411	119	(809)	(1,394)
Net income (loss)	(4,252)	333	121	(824)	(1,411)
Net income (loss) per share:
Basic and diluted	$(0.35)	$.03	$.01	$(.08)	$(.16)
Shares used in calculation of
Net income (loss) per share:
Basic	12,259	10,872	10,470	9,880	8,828
Diluted	12,259	11,800	11,540	9,880	8,828
Working capital	$5,797	$7,324	$2,883	$2,362	$1,798
Total assets	11,676	16,722	6,631	5,065	4,043
Total shareholders' equity	7,822	11,258	3,239	2,612	2,017

* Includes a $2,133 impairment of goodwill more fully described in Note 3 to the financial statements.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

Year ended December 31	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	58.1	49.1	53.3

Gross profit	41.9	50.9	46.7
Operating expenses:
Selling	32.3	29.6	29.2
Marketing	5.3	7.8	5.4
General and administrative	12.6	11.9	11.5
Impairment of goodwill	8.2	—	—

Total operating expenses	58.4	49.3	46.1

Operating income (loss)	(16.5)	1.6	0.6
Other income (expense)	0.2	(0.3)	—

Net income (loss)	(16.3)%	1.3%	0.6%

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operation are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Critical accounting policies are defined as those that involve significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operation. We believe the accounting policies described below meet these characteristics. Our significant accounting policies are more fully described in the notes to the financial statements included in this annual report on Form 10-K.

Revenue Recognition.   The Company recognizes revenue from Insignia POPSigns ratably over the period of service, which is either a two-week or four-week display cycle. Revenue related to VALUStix is recognized upon completion of our responsibilities as defined in each contract. We recognize revenue related to equipment, software and sign card sales at the time the products are shipped to customers. Revenue associated with maintenance agreements is recognized ratably over the life of the contract. Revenue that has been billed and not yet recognized is reflected as deferred revenue on our balance sheet.

Allowance for Doubtful Accounts.   An allowance is established for estimated uncollectible accounts receivable. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole and other relevant facts and circumstances. Unexpected changes in the aforementioned factors could result in materially different amounts.

Inventories Valuation.   Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company records a provision to adjust slow moving and obsolete inventories to the lower of cost or market, based on historical experience and current product demand. The Company evaluates the carrying value of its inventories on a quarterly basis and adjusts the provision as needed.

Goodwill.   The carrying value of goodwill is tested for impairment on an annual basis or when factors indicating impairment are present. Projected discounted cash flows are used in assessing the carrying value of goodwill. Goodwill of $2,133,000 was written off during 2003 as a result of the annual impairment test. See Note 3 to the financial statements.

Deferred Income Taxes.   The Company records income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is established when management determines it is more likely than not that a deferred tax asset is not realizable in the foreseeable future. At December 31, 2003, all of the Company’s net deferred tax assets were offset with a valuation allowance, which amounted to $7.8 million. The Company cannot be certain that it will be more likely than not that these deferred tax assets will be realized in future years.

Accrued Retailer Guarantees.   The Company has contracts with many retailers that provide for the retailer to be paid on a per sign basis for the services rendered by the retailer to hang the Company’s POPSigns in their respective stores. Some of the retailer contracts provide for minimum annual payment amounts. If those minimum levels are not met based upon the annual activity with those retailers, the Company is obligated to pay the contractual difference to the retailers. Excess amounts to be paid are computed and recorded on a quarterly basis and paid on either a quarterly basis or annual basis. These amounts are included as expense within Cost of Services and thus affect the Company’s gross profit margin.

Stock-Based Compensation.   The Company accounts for employee stock-based compensation under the “intrinsic value” method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as opposed to the “fair value” method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Pursuant to the provisions of APB 25, the Company generally does not record an expense for the value of stock-based awards granted to employees. If proposals currently under consideration by various accounting standards organizations and governmental authorities are adopted, we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse effect on our reported operating results. If these proposals are adopted, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact our ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, have a material adverse effect on our business, results of operations and financial condition.

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

During the year ended December 31, 2003, the Company incurred $1,015,000 of operating expenses related to VALUStix that were recorded in Selling expenses in the Statement of Operations. The Company also incurred $101,000 of expenses related to test programs during the year; these costs were recorded in Cost of Services in the Statement of Operations. Additionally, the Company incurred an operating expense of $2,133,000 related to the impairment of goodwill associated with the VALUStix business. Total operating expenses for VALUStix during the year ended December 31, 2003 were $3,249,000. The Company recorded no revenue from the sale of VALUStix products during 2003.

The Company performed an annual impairment test as of December 31, 2003, related to the goodwill recorded in connection with the VALUStix business. The Company’s goodwill impairment test utilized discounted cash flows to determine the fair value of the VALUStix business. The Company determined that the carrying amount of the goodwill exceeded the fair value of the VALUStix business and recorded an impairment charge of $2,133,000 during the fourth quarter of fiscal 2003. The primary factor leading to the impairment was substantially lower cash flow forecasts due to the prolonged period of time to integrate the VALUStix business into the POPS program. The Company has $960,000 of remaining goodwill as of December 31, 2003.

The Company believes the VALUStix program will complement the POPSign program and expects there will be future synergies to our existing business. However, the process to integrate VALUStix into the POPS program has taken longer than management initially expected.

Fiscal 2003 Compared to Fiscal 2002

Net Sales.   Net sales for the year ended December 31, 2003 increased 5.3% to $26,138,000 compared to $24,821,000 for the year ended December 31, 2002.

Service revenues from our POPSign programs for the year ended December 31, 2003 increased 10.1% to $22,155,000 compared to $20,114,000 for the year ended December 31, 2002. The increase was primarily due to an increase in the number of retail stores on line. Our POPSign revenues fluctuated significantly quarter to quarter during 2003 and did not follow the same pattern of seasonality we have historically experienced. We currently expect that the first two quarters of 2004 will have lower revenues than the prior fiscal year and that the last two quarters of fiscal 2004 will have higher revenues than the prior fiscal year. We expect to begin generating modest revenues related to VALUStix during the first quarter of fiscal 2004.

Product sales for the year ended December 31, 2003 decreased 15.4% to $3,983,000 compared to $4,707,000 for the year ended December 31, 2002. The decrease was primarily due to decreasing sales of our other product categories based on decreased demand for those products from our customers. We expect our sales of our other product categories to continue to decline throughout 2004.

Gross Profit.   Gross profit for the year ended December 31, 2003 decreased 13.2% to $10,965,000 compared to $12,635,000 for the year ended December 31, 2002. Gross profit as a percentage of total net sales decreased to 41.9% for 2003 compared to 50.9% for 2002.

Gross profit from our POPSign program revenues for the year ended December 31, 2003 decreased 8.0% to $9,286,000 compared to $10,091,000 for the year ended December 31, 2002. The decrease was primarily due to increased payments to retailers, increased occupancy costs and increased equipment costs. Gross profit as a percentage of POPSign program revenues decreased to 41.9% for 2003 compared to 50.2% for 2002, due to the factors discussed above. Gross profit from our POPSign revenues fluctuated significantly quarter to quarter during 2003. The fluctuations are due to a number of factors including level of revenues and related levels of guaranteed payments to retailers, as well as average price per sign. We currently expect that the first two quarters of 2004 will have lower gross profit than the prior fiscal year and that the last two quarters of fiscal 2004 will have higher gross profit than the prior fiscal year. We expect gross profit as a percentage of POPSign revenues to be lower in 2004 due to increased guaranteed payments to retailers.

Gross profit from our product sales for the year ended December 31, 2003 decreased 34.0% to $1,679,000 compared to $2,544,000 for the year ended December 31, 2002. Gross profit as a percentage of product sales decreased to 42.2% for 2003 compared to 54.1% for 2002. The decreases were primarily due to the effect of fixed costs on lower product sales, changes in product mix and adjustments related to obsolescence and lower of cost or market. We expect the gross profit from the sales of our other product categories to continue to decline throughout 2004.

Operating Expenses

Selling.   Selling expenses for the year ended December 31, 2003 increased 15.0% to $8,459,000 compared to $7,354,000 for the year ended December 31, 2002, primarily due to VALUStix operating expenses of $1,015,000 incurred during the year. Selling expenses as a percentage of total net sales increased to 32.3% in 2003 compared to 29.6% in 2002, due to the increase described, net of the effect of increased total net sales. We expect selling expenses to decrease due to reduced operating expenses related to VALUStix and reduced personnel.

Marketing.   Marketing expenses for the year ended December 31, 2003 decreased 28.0% to $1,383,000 compared to $1,922,000 for the year ended December 31, 2002, primarily due to decreased promotion expenses for the POPSign programs. During the year ended December 31, 2002 the Company incurred approximately $492,000 of expense related to expanding our program to the retail drug industry. Marketing expenses as a percentage of total net sales decreased to 5.3% in 2003 compared to 7.8% in 2002, primarily due to the decreased promotion expenses, partially offset by the effect of higher net sales during the year. We expect marketing expenses to continue to decrease due to planned reductions in discretionary expenses and reduced personnel.

General and Administrative.   General and administrative expenses for the year ended December 31, 2003 increased 12.1% to $3,306,000 compared to $2,948,000 for the year ended December 31, 2002, primarily due to additions to our management team and the increased cost of our new facilities. General and administrative expenses as a percentage of total net sales increased to 12.6% in 2003 compared to 11.9% in 2002, primarily due to the factors discussed above. We expect general and administrative expenses, exclusive of legal fees, to decrease slightly due to planned reductions in discretionary expenses and reduced personnel, net of increased costs related to complying with Sarbanes-Oxley and other requirements. Legal fees were $976,000 for the year ended December 31, 2003 compared to $978,000 for the year ended December 31, 2002. The significant legal fees in each year were incurred primarily in connection with News America lawsuits, one of which was settled in November 2002 and the additional one initiated in October 2003, that has not yet been settled nor dismissed. The amount of additional legal fees that will be incurred in connection with the ongoing lawsuit will be significant for the first quarter of fiscal 2004 and may continue to be significant throughout 2004.

Impairment of Goodwill.   See discussion under Recent Acquisition.

Other Income (Expense).   Other income for the year ended December 31, 2003 was $64,000 compared to other expense of $(78,000) for the year ended December 31, 2002. The differences were primarily due to an increase in interest income as a result of the funds received from the private placement financing in December 2002, minimal interest expense as the line of credit was fully repaid during December 2002 and a one-time fee during 2002 to move to the Nasdaq National Market.

Net Income.   Our net loss for the year ended December 31, 2003 was $(4,252,000) compared to net income of $333,000 for the year ended December 31, 2002.

Fiscal 2002 Compared to Fiscal 2001

Net Sales.   Net sales for the year ended December 31, 2002 increased 24.5% to $24,821,000 compared to $19,933,000 for the year ended December 31, 2001.

Service revenues from our POPSign programs for the year ended December 31, 2002 increased 39.1% to $20,114,000 compared to $14,455,000 for the year ended December 31, 2001. The increase was primarily due to a significant increase in the number of POPSign programs sold to manufacturers and partially due to a higher average selling price due to color enhancements to our POPSign program.

Product sales for the year ended December 31, 2002 decreased 14.1% to $4,707,000 compared to $5,478,000 for the year ended December 31, 2001. The decrease was primarily due to decreasing sales of our other product categories based on decreased demand for those products from our customers.

Gross Profit.   Gross profit for the year ended December 31, 2002 increased 35.6% to $12,635,000 compared to $9,316,000 for the year ended December 31, 2001. Gross profit as a percentage of total net sales increased to 50.9% for 2002 compared to 46.7% for 2001.

Gross profit from our POPSign program revenues for the year ended December 31, 2002 increased 52.6% to $10,091,000 compared to $6,611,000 for the year ended December 31, 2001. The increase was primarily due to a significant increase in volume. Gross profit as a percentage of POPSign program revenues increased to 50.2% for 2002 compared to 45.7% for 2001, primarily due to a higher average selling price due to color enhancements to our POPS programs.

Gross profit from our product sales for the year ended December 31, 2002 decreased 5.9% to $2,544,000 compared to $2,705,000 for the year ended December 31, 2001. The decrease was primarily due to decreased sales from our other product categories based on decreased demand for those products from our customers. Gross profit as a percentage of other sales increased to 54.1% for 2002 compared to 49.4% for 2001, primarily due to the write-off of inventory in 2001.

Operating Expenses

Selling.   Selling expenses for the year ended December 31, 2002 increased 26.5% to $7,354,000 compared to $5,815,000 for the year ended December 31, 2001, primarily due to an increase in the number of sales related employees due to the significant increase in the volume of POPSign program revenues and the related increased commissions expense. Selling expenses as a percentage of total net sales increased to 29.6% in 2002 compared to 29.2% in 2001, primarily due to the increase described, net of the effect of increased total net sales.

Marketing.   Marketing expenses for the year ended December 31, 2002 increased 78.0% to $1,922,000 compared to $1,080,000 for the year ended December 31, 2001, primarily due to increased promotion expenses for the POPSign programs, including approximately $492,000 related to expanding our program to the retail drug industry. Marketing expenses as a percentage of total net sales increased to 7.8% in 2002 compared to 5.4% in 2001, primarily due to the increased promotion expenses, partially offset by the effect of higher net sales during the year.

General and Administrative.   General and administrative expenses for the year ended December 31, 2002 increased 28.1% to $2,948,000 compared to $2,302,000 for the year ended December 31, 2001, primarily due to increased legal fees related to the News America litigation that was settled during the fourth quarter of 2002 and expenses related to our corporate move during December 2002. General and administrative expenses as a percentage of total net sales increased to 11.9% in 2002 compared to 11.5% in 2001, primarily due to moving expenses of $200,000 and higher legal fees, offset by a reduction to the allowance for doubtful accounts that resulted in a bad debt recovery of $53,000 for the year compared to bad debt expense of $72,000 in 2001. This change in allowance resulted from the changing nature of the Company’s customer base, as POPSign revenues represent a more significant portion of total net sales.

Other Income (Expense).   Other expenses of $78,000 for the year ended December 31, 2002 were primarily due to a one-time fee to move to the NASDAQ National Market.

Net Income.   Our net income for the year ended December 31, 2002 was $333,000 compared to $121,000 for the year ended December 31, 2001.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private equity placements. At December 31, 2003, working capital was $5,797,000 compared to $7,324,000 at December 31, 2002. During the same period total cash and cash equivalents decreased $1,247,000.

Net cash used in operating activities during 2003 was $1,879,000, primarily due to the $4,252,000 net loss, net of the $2,133,000 non-cash impairment of goodwill. Accounts receivable decreased $1,988,000 in 2003 due to POPS revenues in the fourth quarter of 2003 being substantially lower than the fourth quarter of 2002. Accounts payable decreased $1,374,000 as a result of decreased payments due to participating retailers, resulting from the lower quarterly POPS revenue. Deferred revenue decreased $444,000 due to the lower quarterly POPS revenue and the timing of the POPS program cycles at year-end. The Company expects accounts receivable and accounts payable to fluctuate during 2004 depending on the level of quarterly POPS revenues. The Company expects inventory levels to remain flat during 2004.

Net cash of $184,000 was used in investing activities in 2003, primarily due to the purchase of property and equipment of $132,000. No major capital expenditures are expected in 2004.

Net cash of $816,000 was provided by financing activities from the issuance of common stock, net of expenses. The issuance of common stock related to the exercise of stock options and the issuance of shares related to the employee stock purchase plan.

The Company anticipates that its working capital needs will remain consistent with prior years. The Company’s $2 million line of credit with a finance institution was paid in full during 2002 and the related agreement expired on December 31, 2002. The Company is currently in discussions with a lender to obtain financing under a new line of credit arrangement. The Company believes that it has sufficient cash resources and borrowing capacity to fund its current business operations and anticipated growth for the next year.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2003:

Payments due by Period

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years

Contractual Obligations:
Operating leases, excluding
operating costs	$4,626,000	$1,162,000	$1,648,000	$1,194,000	$622,000
Payments to retailers*	8,500,000	5,100,000	3,400,000	—	—

Total contractual obligations	$13,126,000	$6,262,000	$5,048,000	$1,194,000	$622,000

*As of December 31, 2003, the Company was in the process of negotiating renewals of various retailer agreements. Upon the completion of renewals, the annual commitment amounts for 2004, 2005 and thereafter will be in excess of the amounts above.

Cautionary Statement Regarding Forward Looking Information

Statements made in this annual report on Form 10-K, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts are “forward looking statements.” Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to: we historically have not achieved significant earnings and have incurred significant losses; our results of operations may be subject to significant fluctuations; we face significant competition from other providers of at-shelf advertising or promotion signage; reductions in advertising and promotional expenditures by branded product manufacturers due to changes in economic or other conditions would adversely affect us; we are dependent on the number of retailer partners; we are dependent on the success of the Insignia POPS program; we may not be able to manage growth effectively; we are dependent on manufacturer partners achieving sales lift; we made our first business acquisition and the period of time to integrate it into the POPS program has taken longer than expected; we may incur significant costs and expenses associated with the current litigation; we are dependent on members of our management team; we have a significant amount of options and warrants outstanding that could affect the market price of our common stock; and the market price of our common stock has been volatile.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

The following are included on the pages indicated:

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Insignia Systems, Inc.

We have audited the balance sheet of Insignia Systems, Inc. as of December 31, 2003 and the related statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended December 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                  /s/   Grant Thornton LLP

Minneapolis, Minnesota
February 6, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Insignia Systems, Inc.

We have audited the balance sheet of Insignia Systems, Inc. as of December 31, 2002, and the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2002. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                                      /s/   Ernst & Young LLP

Minneapolis, Minnesota
January 31, 2003

Insignia Systems, Inc.
BALANCE SHEETS

As of December 31	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$5,225,000	$6,472,000
Accounts receivable – net of $140,000 allowance in 2003
and $132,000 in 2002	3,240,000	5,263,000
Inventories	710,000	976,000
Prepaid expenses and other	476,000	77,000

Total Current Assets	9,651,000	12,788,000
Property and Equipment:
Production tooling, machinery and equipment	1,759,000	2,046,000
Office furniture and fixtures	258,000	258,000
Computer equipment	688,000	646,000
Leasehold improvements	279,000	174,000
Construction-in-progress	—	51,000

	2,984,000	3,175,000
Accumulated depreciation and amortization	(2,252,000)	(2,282,000)

Total Property and Equipment	732,000	893,000
Other Assets:
Goodwill	960,000	3,041,000
Other	333,000	—

	1,293,000	3,041,000

Total Assets	$11,676,000	$16,722,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,092,000	$3,466,000
Accrued liabilities
Compensation	384,000	418,000
Employee stock purchase plan	116,000	246,000
Legal	206,000	188,000
Retailer guarantees	335,000	—
Other	88,000	69,000
Deferred revenue	633,000	1,077,000

Total Current Liabilities	3,854,000	5,464,000
Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 20,000,000
Issued and outstanding shares – 12,412,000 in 2003 and
11,767,000 in 2002	124,000	118,000
Additional paid-in capital	26,775,000	25,692,000
Accumulated deficit	(19,077,000)	(14,552,000)

Total Shareholders’ Equity	7,822,000	11,258,000

Total Liabilities and Shareholders’ Equity	$11,676,000	$16,722,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS

Year Ended December 31	2003	2002	2001

Services revenues	$22,155,000	$20,114,000	$14,455,000
Products sold	3,983,000	4,707,000	5,478,000

Total net sales	26,138,000	24,821,000	19,933,000
Cost of services	12,869,000	10,023,000	7,844,000
Cost of goods sold	2,304,000	2,163,000	2,773,000

Total cost of sales	15,173,000	12,186,000	10,617,000

Gross Profit	10,965,000	12,635,000	9,316,000
Operating Expenses:
Selling	8,459,000	7,354,000	5,815,000
Marketing	1,383,000	1,922,000	1,080,000
General and administrative	3,306,000	2,948,000	2,302,000
Impairment of goodwill	2,133,000	—	—

Total operating expenses	15,281,000	12,224,000	9,197,000

Operating Income (Loss)	(4,316,000)	411,000	119,000
Other Income (Expense):
Interest income	73,000	52,000	62,000
Interest expense	(2,000)	(61,000)	(70,000)
Other income (expense)	(7,000)	(69,000)	10,000

	64,000	(78,000)	2,000

Net Income (Loss)	$(4,252,000)	$333,000	$121,000

Net income (loss) per share:
Basic	$(0.35)	$0.03	$0.01
Diluted	$(0.35)	$0.03	$0.01

Shares used in calculation of net income (loss) per share:
Basic	12,259,000	10,872,000	10,470,000
Diluted	12,259,000	11,800,000	11,540,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Unearned	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at December 31, 2000	10,287,000	$103,000	$17,524,000	$(9,000)	$(15,006,000)	$2,612,000
Issuance of common stock, net	327,000	3,000	483,000	—	—	486,000
Amortization of unearned
compensation	—	—	—	9,000	—	9,000
Other	—	—	11,000	—	—	11,000
Net income	—	—	—	—	121,000	121,000

Balance at December 31, 2001	10,614,000	106,000	18,018,000	—	(14,885,000)	3,239,000
Issuance of common stock, net	1,153,000	12,000	7,675,000	—	—	7,687,000
Other	—	—	(1,000)	—	—	(1,000)
Net income	—	—	—	—	333,000	333,000

Balance at December 31, 2002	11,767,000	118,000	25,692,000	—	(14,552,000)	11,258,000
Issuance of common stock, net	645,000	6,000	810,000	—	—	816,000
Warrant repricing	—	—	273,000	—	(273,000)	—
Net loss	—	—	—	—	(4,252,000)	(4,252,000)

Balance at December 31, 2003	12,412,000	$124,000	$26,775,000	$—	$(19,077,000)	$7,822,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS

Year Ended December 31	2003	2002	2001

Operating Activities:
Net income (loss)	$(4,252,000)	$333,000	$121,000
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	293,000	188,000	169,000
Provision for bad debt expense	35,000	(53,000)	72,000
Impairment of goodwill	2,133,000	—	—
Amortization of unearned compensation	—	—	9,000
Loss on disposal of property and equipment	—	126,000	—
Other	—	(1,000)	11,000
Changes in operating assets and liabilities:
Accounts receivable	1,988,000	(2,215,000)	(977,000)
Inventories	266,000	(132,000)	398,000
Prepaid expenses and other	(732,000)	69,000	71,000
Accounts payable	(1,374,000)	1,326,000	1,153,000
Accrued liabilities	208,000	332,000	39,000
Deferred revenue	(444,000)	926,000	(162,000)

Net cash provided by (used in) operating activities	(1,879,000)	899,000	904,000
Investing Activities:
Purchases of property and equipment	(132,000)	(836,000)	(275,000)
Maturities of marketable securities	—	80,000	80,000
Cash paid for business acquisition	(52,000)	(3,056,000)	—

Net cash used in investing activities	(184,000)	(3,812,000)	(195,000)
Financing Activities:
Net change in line of credit	—	(512,000)	(91,000)
Proceeds from issuance of common stock, net	816,000	7,687,000	486,000

Net cash provided by financing activities	816,000	7,175,000	395,000

Increase (decrease) in cash and cash equivalents	(1,247,000)	4,262,000	1,104,000
Cash and cash equivalents at beginning of year	6,472,000	2,210,000	1,106,000

Cash and cash equivalents at end of year	$5,225,000	$6,472,000	$2,210,000

Supplemental disclosures for cash flow information:
Cash paid during the year for interest	$2,000	$61,000	$70,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies.
Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company’s products include the Insignia Point-of-Purchase Services (POPS) in-store advertising program, which includes both Insignia POPSign and VALUStix programs, thermal sign card supplies for the Company’s SIGNright and Impulse systems, Stylus software and laser printable cardstock and label supplies.

Revenue Recognition. The Company recognizes revenue from Insignia POPSigns ratably over the period of service. The Company recognizes revenue related to equipment, software and sign card sales at the time the products are shipped to customers. Revenue associated with maintenance agreements is recognized ratably over the life of the contract. Revenue that has been billed and not yet recognized is reflected as deferred revenue on the Balance Sheet.

Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2003, $5,175,000 was invested in an overnight repurchase account and $50,000 was invested in a short-term money market account. At December 31, 2002, $5,568,000 was invested in an overnight repurchase account and $818,000 was invested in a short-term money market account.

Fair Value of Financial Instruments. The financial statements include the following financial instruments: cash and cash equivalents, accounts receivable and accounts payable. At December 31, 2003 and 2002, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts.

Accounts Receivable. The majority of the Company’s accounts receivable are due from companies in the consumer packaged goods industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30-60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

             Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2003	2002

Beginning balance	$132,000	$174,000
Bad debt provision (recovery)	35,000	(53,000)
Accounts written-off	(29,000)	(7,000)
Recoveries	2,000	18,000

Ending balance	$140,000	$132,000

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, net of provision for obsolete inventories, and consist of the following:

December 31	2003	2002

Raw materials	$192,000	$329,000
Work-in-process	70,000	—
Finished goods	448,000	647,000

	$710,000	$976,000

Prepaid Expenses. During the year ended December 31, 2003, the Company made a pre-payment of $1,000,000 to a retailer in connection with a three-year contract. The pre-payment is being amortized ratably over the three-year contract using the straight-line method. The amortization of approximately $333,000 during the year ended December 31, 2003 was recorded in the Cost of Services in the Statement of Operations. At December 31, 2003 the balance of the prepaid expense related to this retailer payment was $667,000, of which $333,000 was classified as long-term.

Property and Equipment. Property and equipment is recorded at cost. Expenditures relating to the purchase and installation of production tooling are capitalized and amortized over the anticipated useful life of the product. Depreciation is provided in amounts sufficient to relate the cost of assets to operations over their estimated useful lives. The straight-line method of depreciation is used for financial reporting purposes and accelerated methods are used for tax purposes. Estimated useful lives of the assets is as follows:

Machinery and equipment	5 years
Office furniture and fixtures	3 years
Computer equipment	3 years

             Leasehold improvements are amortized over the shorter of the term of the lease or life of the asset.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and is reviewed for impairment at least annually or whenever an impairment indicator arises. The Company has determined that its annual test for impairment of goodwill will take place at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. See Note 3 regarding the impairment test as of December 31, 2003.

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Income Taxes. Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. All of the goodwill is deductible for tax purposes.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

Accrued Retailer Guarantees. The Company has contracts with many retailers that provide for the retailer to be paid on a per sign basis for the services rendered by the retailer to hang the Company’s POPSigns in their respective stores. Some of the retailer contracts provide for minimum annual payment amounts. If those minimum levels are not met based upon the annual activity with those retailers, the Company is obligated to pay the contractual difference to the retailers. Excess amounts to be paid are computed and recorded on a quarterly basis and paid on either a quarterly basis or annual basis. These amounts are included as expense within Cost of Services and thus affect the Company’s gross profit margin.

Stock-Based Compensation. The Company has stock-based employee compensation plans, which are described more fully in Note 6. The Company applied Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. No compensation costs related to stock option grants have been recognized in the Statements of Operations (see Note 6). The following table illustrates the effect on the Company’s net income (loss) if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123, Accounting for Stock-Based Compensation, using the assumptions described in Note 6, to its stock-based employee plans.

Year ended December 31	2003	2002	2001

Net income (loss), as reported	$(4,252,000)	$333,000	$121,000
Deduct: Total stock-based employee
compensation expense determined
under fair value based methods
for all awards, net of tax	(1,389,000)	(1,114,000)	(661,000)

Pro forma net loss	$(5,641,000)	$(781,000)	$(540,000)

Basic and diluted net income (loss)
per share
As reported	$(0.35)	$0.03	$0.01
Pro forma	(0.46)	(0.07)	(0.05)

Advertising Costs. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $155,000, $385,000 and $336,000 during the years ended December 31, 2003, 2002 and 2001.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the year. Options and warrants to purchase approximately 1,212,000, 599,000 and 455,000 shares of common stock with weighted average exercise prices of $9.06, $11.04 and $7.76 were outstanding at December 31, 2003, 2002 and 2001 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the reporting periods.

For the year ended December 31, 2003, the effect of options and warrants was anti-dilutive due to the net loss incurred during the period. Had net income been achieved, approximately 371,000 of common stock equivalents would have been included in the computation of diluted net income per share for the year ended December 31, 2003.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

Year ended December 31	2003	2002	2001

Denominator for basic net income (loss)
per share – weighted averages shares	12,259,000	10,872,000	10,470,000
Effect of dilutive securities:
Stock options and warrants	—	928,000	1,070,000

Denominator for diluted net income (loss) per
share – adjusted weighted average shares	12,259,000	11,800,000	11,540,000

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications. Certain 2002 and 2001 amounts have been reclassified to conform to the presentation in the 2003 financial statements.

2.	Acquisition. On December 23, 2002, the Company acquired all of the assets comprising the VALUStix business from Paul A. Richards, Inc., a New York company (“PAR”), for $3,000,000 in cash, plus a five-year royalty based on annual net sales over a threshold amount, pursuant to an Asset Purchase Agreement dated December 23, 2002 between the Company and PAR. PAR is not related to the Company in any manner.

The price was determined based on the value of the assets acquired and expectations concerning future sales of the product line. The assets acquired consisted primarily of a turnkey operation related to the VALUStix business and thus most of the purchase price was allocated to goodwill. In connection with the transaction, the Company also entered into an Employment Agreement with Paul A. Richards that is effective for five years, provides for an annual salary of $150,000 and can be terminated under certain terms and conditions, as defined in the Employment Agreement.

Additionally, the Company entered into a Royalty Agreement with PAR that is effective for five years and provides for royalties to be paid to PAR for net sales of VALUStix products, based upon certain annual thresholds and varying rates of royalties, as defined in the Royalty Agreement.

The Company funded the cash payment for the acquisition using a portion of the funds received from a private placement of the Company’s common stock (see Note 6).

The acquisition was accounted for as a purchase, and accordingly, results of operations relating to the purchased assets have been included in the Statement of Operations from the date of acquisition. The purchase price was allocated as follows:

Goodwill	$3,041,000
Property and equipment	15,000

             Contingent royalties would also be recorded as part of the purchase price at the time they are actually incurred.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

             Unaudited pro forma results of operations as if the acquisition had occurred as of January 1, 2001 are as follows:

Year ended December 31	2002	2001

Net sales	$24,918,000	$20,047,000
Net loss	(428,000)	(849,000)
Net loss per share	(0.04)	(0.08)

3.	Impairment of Goodwill. The Company performed its annual impairment test as of December 31, 2003, related to the goodwill recorded in connection with the VALUStix acquisition. The Company’s goodwill impairment test utilized discounted cash flows to determine the fair value of the VALUStix business. The Company determined that the carrying amount of goodwill exceeded the fair value of the VALUStix business and recorded an impairment charge of $2,133,000 during the fourth quarter of fiscal 2003. The primary factor leading to the impairment was substantially lower cash flow forecasts due to the prolonged period of time to integrate the VALUStix business into the POPS program. The revised cash flow forecasts did not support the value of the recorded goodwill.

             The following table reflects the changes in the carrying amount of goodwill:

Balance at December 31, 2001	$—
Goodwill acquired	3,041,000

Balance at December 31, 2002	3,041,000
Adjustment of purchase price allocation	52,000
Impairment of goodwill	(2,133,000)

Balance at December 31, 2003	$960,000

4.	Line of Credit. The Company had a $2 million line of credit agreement with a finance institution that expired on December 31, 2002. The amount outstanding under the credit agreement was paid in full during December 2002. The credit agreement required minimum monthly interest amounts and accrued interest at a rate of 2.5% over the bank’s reference rate. The Company had pledged as security all inventories, accounts receivable, equipment and general intangibles. The Company has no line of credit at December 31, 2003.

5.	Commitments and Contingencies.
Operating Leases. The Company conducts its operations in leased facilities and moved to a new location in December 2002. The Company incurred approximately $200,000 of expenses during the year ended December 31, 2002 as a result of its relocation. The operating lease is effective until January 2010. The Company also leases equipment under operating lease agreements effective through October 2006. Rent expense under all of these leases was approximately $1,172,000, $563,000 and $399,000 for the years ended December 13, 2003, 2002 and 2001.

Minimum future lease obligations under these leases, excluding operating costs, are approximately as follows for the years ending December 31:

2004	$1,162,000
2005	1,049,000
2006	599,000

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

2007	597,000
2008	597,000
Thereafter	622,000

Legal. In August 2000, News America Marketing In-Store, Inc. (News America), brought suit against the Company in U.S. District Court in New York, New York. The case was settled in November 2002. The terms of the settlement agreement are confidential. The settlement did not impact the Company's operating results.

In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York. In this action, News America has alleged that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with two retailers and prospective economic advantage, and has engaged in unfair competition. The suit seeks unspecified damages and injunctive relief. The Company filed a Motion to Dismiss in February 2004 and is awaiting decision by the Court. Management believes the allegations are without merit and that the Company will prevail.

The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for minimum annual program levels. If those minimum levels are not met, the Company is obligated to pay the contractual difference to the retailers. During the years ended December 31, 2003, 2002 and 2001 the Company incurred approximately $950,000, $112,000 and $330,000 of costs related to these minimums. The amounts were recorded in Cost of Services in the Statements of Operations.

Aggregate minimum commitment amounts under these agreements with retailers are approximately as follows for the years ending December 31:

2004	$5,100,000
2005	3,400,000

As of December 31, 2003 the Company was in the process of negotiating renewals of various retailer agreements. Upon the completion of renewals, the annual commitment amounts for 2004, 2005 and thereafter will be in excess of the amounts above.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

6.	Shareholders’ Equity.
Private Placement. On December 18, 2002, the Company closed a private placement of $7,500,000 of common stock to a small group of accredited investors at a price of $9.19 per share, pursuant to a Securities Purchase Agreement. The price represented a 15% discount from the average closing bid price of the Company’s common stock over the five days prior to the closing. In connection with this transaction, the Company entered into a Registration Rights Agreement pursuant to which the Company registered the newly issued shares within a prescribed timeframe.

The Company also issued warrants to the investors entitling them to purchase an additional 244,827 shares of the Company’s common stock at an initial exercise price of $12.44 per share for a five-year period. Additionally, a warrant to purchase 40,805 shares with the same terms was issued to the Placement Agent.

The warrant agreements contain various terms and provisions, including the right for the Company to call the warrants after one year if, among other conditions, the Company’s common stock had traded at 175% of the exercise price for 30 consecutive trading days. The warrant agreements were amended, effective December 29, 2003, to adjust the exercise price of the warrants to $2.75 per share in exchange for certain terms of the warrant agreement being deleted in their entirety.

The warrants are all exercisable at December 31, 2003.

Warrants. During 1994, the Company issued five-year warrants to a consultant to purchase a total of 15,000 shares of common stock exercisable at a price of $1.50 per share. During 1999, these warrants were extended to November 22, 2004.

During 1998, the Company issued three-year warrants to outside consultants to purchase 70,000 shares of common stock at $1.625 per share. The Company valued these warrants at $58,100 and recognized consulting expense associated with these warrants over the vesting period including $9,588 during the year ended December 31, 2001. During 2001, 57,219 of these warrants were exercised and 12,781 of these warrants were cancelled.

In May 1999, the Company issued warrants to non-employee Board members to purchase a total of 150,000 shares of common stock in recognition for services performed as Board members of the Company. The warrants are exercisable at $2.00 per share and expire on September 28, 2004.

During 2001, various warrant holders executed a cashless exercise of 76,000 warrants at $1.625 to purchase 62,123 net shares of the Company’s common stock.

During 2002, various warrant holders exercised 185,000 warrants at prices ranging from $1.625 to $2.31 to purchase 156,460 net shares of the Company’s common stock. The Company received proceeds of $57,788 as a result of these warrant exercises.

At December 31, 2003, an aggregate of 450,632 warrants with an average exercise price of $2.46 are outstanding and exercisable.

Stock Options. At December 31, 2002 the Company had a stock option plan (the “1990 Plan”) for its employees and directors under which substantially all of the shares reserved for issuance had been issued. During May 2003, the Company’s shareholders approved the 2003 Incentive Stock Option Plan (the “2003 Plan”) and an aggregate of 350,000 shares of common stock were reserved for issuance. The 2003

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

Plan replaced the 1990 Plan. Options granted under the 1990 Plan will remain in effect until they are exercised or expire according to their terms. All current option grants are made under the 2003 Plan.

Under the terms of the stock option plans, the Company grants incentive or non-qualified stock options to employees and directors generally at an exercise price at or above 100% of fair market value on the date of grant. The stock options expire five or ten years after the date of grant and generally vest over three years.

             The following tables summarizes activity under the Option Plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share

Balance at December 31, 2000	5,193	1,356,250	$2.04
Reserved	500,000	—	—
Granted	(582,600)	582,600	7.52
Exercised	--	(212,869)	1.56
Cancelled	129,165	(129,165)	6.58

Balance at December 31, 2001	51,758	1,596,816	3.74
Reserved	250,000	—	—
Granted	(400,800)	400,800	9.36
Exercised	—	(136,944)	2.86
Cancelled	114,665	(114,665)	7.08

Balance at December 31, 2002	15,623	1,746,007	4.88
Reserved	350,000	—	—
Granted	(245,100)	245,100	5.81
Exercised	—	(636,529)	1.41
Cancelled	48,231	(48,231)	8.24
Termination of 1990 Plan	(58,454)	—	—

Balance at December 31, 2003	110,300	1,306,347	$6.57

             The number of options exercisable under the Option Plans were:
                   December 31, 2001        911,294
                   December 31, 2002     1,102,758
                   December 31, 2003        816,332

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

             The following table summarizes information about the stock options outstanding at December 31, 2003:

		Options Outstanding			Options Exercisable
Ranges of Exercise Prices		Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable at December 31, 2003	Weighted Average Exercise Price Per share

$0.75		8,000	0.75 years	$0.75	8,000	$0.75
1	.25 - $ 1.88	173,316	1.47 years	1.57	173,316	1.57
2.00		2,500	0.22 years	2.00	2,500	2.00
4	.00 - 6.00	390,460	8.18 years	5.28	183,296	4.69
6	.06 - 8.90	439,937	7.67 years	7.70	336,751	7.76
9	.28 - 11.36	292,134	8.64 years	9.76	112,469	9.72

$0	.75 - $11.36	1,306,347	7.16 years	$6.57	816,332	$5.94

             Options outstanding under the Option Plans expire at various dates during the period March 2004 through May 2013.

The weighted average fair values of options granted during the years ended December 31, 2003, 2002 and 2001 were $2.88, $4.98 and $4.63 and were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the years ended December 31, 2003, 2002 and 2001: risk-free interest rate of 1.62%, 4.09% and 5.12%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of .760, .784 and .898 and a weighted average expected life of the option of three years.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “Plan”) that enables employees to contribute up to 10% of their compensation toward the purchase of the Company’s common stock at 85% of market value. During the years ended December 31, 2003, 2002 and 2001, employees purchased 35,172, 43,653 and 51,735 shares under the Plan. At December 31, 2003, 143,814 shares are reserved for future employee purchases of common stock under the Plan.

7.	Income Taxes. At December 31, 2003, the Company had net operating loss carryforwards of approximately $18,700,000, which are available to offset future taxable income. These carryforwards are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if an ownership change has occurred as defined by Internal Revenue Code Section 382. These carryforwards will begin expiring in 2005.

The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of historical earnings.

The Company will continue to assess the valuation allowance and to the extent it is determined that said allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized in the future. Included as part of the Company’s net operating loss carryforwards are approximately $2,700,000 in tax deductions that resulted from the exercise of stock options. When these loss carryforwards are realized the corresponding changes in the valuation allowance will be recorded as additional paid-in capital.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

             Significant components of the deferred taxes are as follows:

As of December 31	2003	2002

Deferred Tax Assets:
Net operating loss carryforwards	$6,926,000	$5,805,000
Goodwill	711,000	—
Accounts receivable allowance	52,000	49,000
Inventory reserve	27,000	34,000
Other	87,000	21,000

Deferred tax assets	7,803,000	5,909,000
Less valuation allowance	(7,803,000)	(5,909,000)

Net deferred taxes	$—	$—

8.	Employee Benefit Plans. The Company has a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 15% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. The Company made a matching contribution of approximately $102,000 during the year ended December 31, 2003. During the years ended December 31, 2002 and 2001, the Company made no matching contributions.

9.	Concentrations.
Major Customers. During the year ended December 31, 2003 two customers accounted for 16% and 12% of the Company’s total net sales. At December 31, 2003 these two customers represented 13% and 2% of the Company’s total accounts receivable. During the year ended December 31, 2002 one other customer accounted for 13% of the Company’s total net sales. During the year ended December 31, 2001 another customer accounted for 14% of the Company’s total net sales.

Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results.

Export Sales. Export sales accounted for 1%, 2% and 4% of total net sales during the years ended December 31, 2003, 2002 and 2001.

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

The Company subcontracts with one vendor for the printing and application of the VALUStix coupons. Although there are a limited number of printers capable of providing this service, management believes that other printers could provide the coupons on comparable terms. Though the Company recorded no VALUStix revenue during 2003, the time required to locate and qualify other printers could cause a delay that may be financially disruptive to the Company in the future.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

10.	Quarterly Financial Data. (Unaudited)

               Quarterly data for the years ended December 31, 2003 and 2002 was as follows:

Year Ended December 31, 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$6,462,000	$7,261,000	$7,110,000	$5,305,000
Gross profit	2,574,000	3,274,000	3,220,000	1,897,000
Net income (loss)	(1,118,000)	24,000	142,000	(3,300,000	)*
Net income (loss) per share:
Basic and diluted	$(0.09)	$0.00	$0.01	$(0.27)

Year Ended December 31, 2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$6,015,000	$5,823,000	$5,076,000	$7,907,000
Gross profit	2,941,000	3,032,000	2,239,000	4,423,000
Net income (loss)	320,000	202,000	(500,000)	311,000
Net income (loss) per share:
Basic and diluted	$0.03	$0.02	$(0.05)	$0.03

             *Includes a $2,133,000 impairment of goodwill described in Note 3.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

        As recommended by the Company’s Audit Committee, the Board of Directors, on August 28, 2003, dismissed Ernst & Young (“E&Y”) as independent auditors and engaged Grant Thornton LLP (“Grant Thornton”) to serve as the Company’s independent auditors for 2003. This decision followed the Audit Committee’s decision to seek proposals from other independent auditors to audit the Company’s financial statements for its fiscal year ending December 31, 2003.

        The audit reports of E&Y on the financial statements of the Company as of and for the two fiscal years ended December 31, 2002 neither contained any adverse opinion or disclaimer of opinion, nor were these opinions qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s two fiscal years ended December 31, 2002 and during the subsequent interim period preceding the replacement of E&Y, there were no disagreements between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to E&Y’s satisfaction, would have caused E&Y to make reference to the subject matter of the disagreement in connection with its reports. During the two most recent years and the subsequent interim period preceding the replacement of E&Y, there were no reportable events (as described in Regulation S-K Item 304 (a)(1)(v)).

        No consultations occurred between the Company and Grant Thornton during the two fiscal years ended December 31, 2002 and any subsequent interim period prior to Grant Thornton’s appointment regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements, or other information provided that was considered by the Company in reaching a decision as to an auditing or financial reporting issue or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(v) of Regulation S-K.

        The Company reported the change in accountants on Form 8-K on September 4, 2003. The Form 8-K contained a letter from E&Y, addressed to the Securities and Exchange Commission, stating that it agreed with the statements contained in the third paragraph of Item 4 and indicating they did not have a basis to agree or disagree with the other statements contained therein.

Item 9A.   Controls and Procedures

        (a)   Evaluation of Disclosure Controls and Procedures

        The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2003 are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

        (b)   Changes in Internal Control Over Financial Reporting

        No changes in the Company’s internal control over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

Item 10.   Directors and Executive Officers of the Registrant

        Information concerning Executive Officers of the Company is included in this Annual Report in Item 4A under the caption “Executive Officers of the Registrant.” The information required by Item 10 concerning the directors of the Company is incorporated herein by reference to the Company’s proxy statement for its 2004 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 11.   Executive Compensation

        The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement for its 2004 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is incorporated by reference to the Company’s proxy statement for its 2004 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 13.   Certain Relationships and Related Transactions

        The information required by Item 13 is incorporated by reference to the Company’s proxy statement for its 2004 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 14.   Principal Accounting Fees and Services

        The information required by Item 14 is incorporated by reference to the Company’s proxy statement for its 2004 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following financial statements of Insignia Systems, Inc. are included in Item 8:

Reports of Independent Auditors
Balance Sheets as of December 31, 2003 and 2002
Statements of Operations for the years ended December 31, 2003, 2002 and 2001
Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Financial Statements

The following schedule of Insignia Systems, Inc. is included in Item 15:

Schedule II. Valuation and Qualifying Accounts

(a)    Exhibits

Exhibit Number	Description	Incorporation By Reference To

2	Asset Purchase Agreement dated December 23, 2002 between Insignia Systems, Inc. and Paul A. Richards, Inc.	Exhibit 2 of the Registrant’s Form 8-K filed December 31, 2002

3.1	Articles of Incorporation of Registrant, as amended to date	Exhibit 3.1 of the Registrant's Registration Statement on Form S-18, Reg. No. 33-40765C

3.2	Bylaws, as amended to date	Exhibit 3.2 of the Registrant's Registration Statement on Form S-18, Reg. No. 33-40765C

4.1	Specimen Common Stock Certificate of Registrant	Exhibit 4.1 of the Registrant's Registration Statement on Form S-18, Reg. No. 33-40765C

4.2	Securities Purchase Agreement dated December 18, 2002 among Insignia Systems, Inc. and the Purchasers	Exhibit 4.1 of the Registrant’s Form 8-K filed December 31, 2002

Exhibit Number	Description	Incorporation By Reference To

4.3	Registration Rights Agreement dated December 18, 2002 among Insignia Systems, Inc. and the Purchasers	Exhibit 4.2 of the Registrant's Form 8-K filed December 31, 2002

4.4	Form of Warrant dated December 18, 2002 between Insignia Systems, Inc. and the Holders	Exhibit 4.3 of the Registrant's Form 8-K filed December 31, 2002

4.5	Amendment to Warrant dated December 29, 2003 between Insignia Systems, Inc. and the Holders	Filed herewith

10.1	Employment Agreement dated December 23, 2002 between Insignia Systems, Inc. and Paul A. Richards	Exhibit 10.1 of the Registrant's Form 8-K filed December 31, 2002

10.2	Royalty Agreement dated December 23, 2002 between Insignia Systems, Inc. and Paul A. Richards, Inc.	Exhibit 10.2 of the Registrant's Form 8-K filed December 31, 2002

10.3	The Company's 1990 Stock Plan, as amended	Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

10.4	Certificate of Amendment to 1990 Stock Option Plan	Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10.5	Lease Agreement between Plymouth Partners II, and the Company, dated October 5, 1998	Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

10.6	Lease Agreement between 321 Corporation and the Company, dated October 31, 2002	Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10.7	License Agreement between Thomas and Lawrence McGourty and the Company dated January 23, 1990, as amended	Exhibit 10.1 of the Registrant's Registration Statement on Form S-18, Reg. No. 33-40765C

10.8	Barcode License and Support Agreement between Thomas and Lawrence McGourty and the Company dated January 23, 1990	Exhibit 10.2 of the Registrant's Registration Statement on Form S-18, Reg. No. 33-40765C

10.9	Employee Stock Purchase Plan, as amended	Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000

10.10	Certificate of Amendment to Employee Stock Purchase Plan	Filed herewith

10.11	The Company’s 2003 Incentive Stock Option Plan	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, Reg. No. 33-107087

10.12	Amended Change in Control Severance Agreement with Scott F. Drill dated March 31, 2003	Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

10.13	Amended Change in Control Severance Agreement with Gary L. Vars dated March 31, 2003	Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

Exhibit Number	Description	Incorporation By Reference To

10.14	Change in Control Severance Agreement with Denni J. Lester dated February 24, 2003	Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

10.15	Change in Control Severance Agreement with Thomas Wilkolak dated February 24, 2003	Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

14	Code of Ethics	Filed herewith

23.1	Consent of Grant Thornton LLP	Filed herewith

23.2	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

(b)    Reports on Form 8-K

        The Company filed a report on Form 8-K on October 16, 2003 under Item 12 to report the financial information regarding the quarter ended September 30, 2003.

SCHEDULE II.   Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions Describe		Balance at End of Period

Year ended December 31, 2003
Allowance for doubtful accounts	$132,000	$35,000	$27,000	(1)	$140,000
Provision for obsolete inventory	50,000	121,000	98,000	(3)	73,000

Year ended December 31, 2002
Allowance for doubtful accounts	$174,000	$(53,000)	$(11,000	)(1)	$132,000
Provision for obsolete inventory	46,000	55,000	51,000	(3)	50,000

Year ended December 31, 2001
Allowance for doubtful accounts	$106,000	$72,000	$4,000	(1)	$174,000
Provision for normal returns
and rebates	16,000	—	16,000	(2)	—
Provision for obsolete inventory	67,000	33,000	54,000	(3)	46,000

(1)    Uncollectible accounts written off, net of recoveries.
(2)    Credited to income.
(3)    Inventory scrapped and disposed of.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:

 /s/ Scott F. Drill

Scott F. Drill

President and CEO

Dated:

March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott F. Drill Scott F. Drill	President and Chief Executive Officer (principal executive officer) and Director	March 29, 2004

/s/ Denni J. Lester Denni J. Lester	Vice President of Finance, Chief Financial Officer and Treasurer (principal financial officer)	March 29, 2004

/s/ Gary L. Vars Gary L. Vars	President, POPS Division and Director	March 29, 2004

/s/ Erwin A. Kelen Erwin A. Kelen	Director	March 29, 2004

/s/ Donald J. Kramer	Director	March 29, 2004
Donald J. Kramer

/s/ W. Robert Ramsdell	Director	March 29, 2004
W. Robert Ramsdell

/s/ Gordon F. Stofer	Director	March 29, 2004
Gordon F. Stofer

/s/ Frank D. Trestman	Director	March 29, 2004
Frank D. Trestman