Form 10-Q
period 2004-03-31
INSIGNIA SYSTEMS INC/MN
filed 2004-05-12
CIK 875355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number: 1-13471

Insignia Systems, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1656308 (IRS Employer Identification No.)

6470 Sycamore Court North
Maple Grove, MN 55369
(Address of principal executive offices)

(763) 392-6200
(Registrant’s telephone number, including area code)

Not applicable.
(Former name, former address and former fiscal year if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

           Yes [  ]   No [X]

        Number of shares outstanding of Common Stock, $.01 par value, as of May 10, 2004, was 12,475,625.

Insignia Systems, Inc.
TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Insignia Systems, Inc.
BALANCE SHEETS
(Unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$4,543,000	$5,225,000
Accounts receivable, net	2,820,000	3,240,000
Inventories	595,000	710,000
Prepaid expenses and other	545,000	476,000

Total Current Assets	8,503,000	9,651,000

Property and Equipment:
Production tooling, machinery and equipment	1,604,000	1,759,000
Office furniture and fixtures	258,000	258,000
Computer equipment	683,000	688,000
Leasehold improvements	279,000	279,000

	2,824,000	2,984,000
Accumulated depreciation and amortization	(2,147,000)	(2,252,000)

Total Property and Equipment	677,000	732,000

Other Assets:
Goodwill	960,000	960,000
Other	250,000	333,000

Total Other Assets	1,210,000	1,293,000

Total Assets	$10,390,000	$11,676,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,660,000	$2,092,000
Accrued liabilities
Compensation	382,000	384,000
Employee stock purchase plan	34,000	116,000
Legal	130,000	206,000
Retailer guarantees	752,000	335,000
Other	92,000	88,000
Deferred revenue	846,000	633,000

Total Current Liabilities	3,896,000	3,854,000

Shareholders’ Equity:
Common stock, par value $.01;
Authorized shares — 20,000,000
Issued and outstanding shares — 12,476,000 at March 31, 2004 and 12,412,000 at December 31, 2003	125,000	124,000
Additional paid-in capital	26,903,000	26,775,000
Accumulated deficit	(20,534,000)	(19,077,000)

Total Shareholders’ Equity	6,494,000	7,822,000

Total Liabilities and Shareholders’ Equity	$10,390,000	$11,676,000

        See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2004	2003

Services revenues	$3,659,000	$5,391,000
Products sold	1,047,000	1,071,000

Total Net Sales	4,706,000	6,462,000

Cost of services	2,809,000	3,338,000
Cost of goods sold	537,000	550,000

Total Cost of Sales	3,346,000	3,888,000

Gross Profit	1,360,000	2,574,000

Operating Expenses:
Selling	1,512,000	2,312,000
Marketing	268,000	386,000
General and administrative	1,051,000	1,010,000

Total Operating Expenses	2,831,000	3,708,000

Operating Loss	(1,471,000)	(1,134,000)

Other Income (Expense):
Interest income	14,000	24,000
Other income (expense)	—	(8,000)

Total Other Income (Expense)	14,000	16,000

Net Loss	$(1,457,000)	$(1,118,000)

Net loss per share:
Basic and diluted	$(0.12)	$(0.09)

Shares used in calculation of net loss per share:
Basic and diluted	12,472,000	12,013,000

        See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2004	2003

Operating Activities:
Net loss	$(1,457,000)	$(1,118,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,000	73,000
Provision for bad debt expense	—	10,000
Changes in operating assets and liabilities:
Accounts receivable	420,000	1,320,000
Inventories	115,000	105,000
Prepaid expenses and other	14,000	(971,000)
Accounts payable	(432,000)	(817,000)
Accrued liabilities	261,000	108,000
Deferred revenue	213,000	(485,000)

Net cash used in operating activities	(801,000)	(1,775,000)

Investing Activities:
Purchases of property and equipment	(10,000)	(69,000)
Other	—	(49,000)

Net cash used in investing activities	(10,000)	(118,000)

Financing Activities:
Proceeds from issuance of common stock, net	129,000	562,000

Net cash provided by financing activities	129,000	562,000

Decrease in cash and cash equivalents	(682,000)	(1,331,000)
Cash and cash equivalents at beginning of period	5,225,000	6,472,000

Cash and cash equivalents at end of period	$4,543,000	$5,141,000

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

        Basis of Presentation.  Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2004, and its results of operations and cash flows for the three months ended March 31, 2004 and 2003. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

        The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

        The Summary of Significant Accounting Policies in the Company’s 2003 Annual Report on Form 10-K describes the Company’s accounting policies.

        Inventories.  Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, net of provision for obsolete inventories, and consist of the following:

	March 31, 2004	December 31, 2003

Raw materials	$181,000	$192,000
Work-in-process	17,000	70,000
Finished goods	397,000	448,000

	$595,000	$710,000

        Stock-Based Compensation.  The Company has stock-based employee compensation plans, which are described more fully in the notes included in the Company’s 2003 Annual Report on Form 10-K. The Company applied Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. No compensation costs related to stock option grants have been recognized in the Statements of Operations. The following table illustrates the effect on the Company’s net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123, Accounting for Stock-Based Compensation, to its stock-based employee plans.

Three Months Ended March 31	2004	2003

Net loss, as reported	$(1,457,000)	$(1,118,000)
Deduct: Total stock-based employee compensation
expense determined under fair value based
methods for all awards, net of tax	343,000	335,000

Pro forma net loss	$(1,800,000)	$(1,453,000)

Basic and diluted net loss per share:
As reported	$(0.12)	$(0.09)
Pro forma	$(0.14)	$(0.12)

        Net Income (Loss) Per Share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the year. Options and warrants to purchase approximately 1,406,000 and 1,042,000 shares of common stock with weighted average exercise prices of $6.50 and $9.72 were outstanding at March 31, 2004 and 2003 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the reporting period. For the three months ended March 31, 2004 and 2003, the effect of options and warrants was anti-dilutive due to the net losses incurred during the periods. Had net income been achieved approximately 65,000 and 469,000 of common stock equivalents would have been included in the computation of diluted net income per share.

Three Months Ended March 31	2004	2003

Denominator for basic net income (loss)
per share – weighted averages shares	12,472,000	12,013,000

Effect of dilutive securities:
Stock options and warrants	—	—

Denominator for diluted net income (loss) per
share – adjusted weighted average shares	12,472,000	12,013,000

2.    Commitments and Contingencies.

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

         Retailer Agreements.   The Company has contracts in the normal course of business with various retailers, some of which provide for minimum annual program levels. If those minimum levels are not met, the

Company is obligated to pay the contractual difference to the retailers on a quarterly or annual basis. The Company calculates these estimated minimum payments based on actual activity to date. Due to the annual nature of these contracts, increased activity with these retailers in subsequent fiscal quarters could decrease the estimated payment amounts recorded in the current period. During the three months ended March 31, 2004 and 2003 the Company incurred approximately $736,000 and $173,000 of costs related to these minimums. The amounts were recorded in Cost of Services in the Statements of Operations.

3.    Concentrations.

        During the three months ended March 31, 2004 two customers accounted for 18% and 12% of the Company’s total net sales. At March 31, 2004 these customers represented 25% of the Company’s total accounts receivable. Additionally, one other customer represented 10% of the Company’s total accounts receivable. During the three months ended March 31, 2003 one customer accounted for 22% of the Company’s total net sales.

        Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Insignia Systems, Inc. markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company’s products include the Insignia Point-of-Purchase Services (POPS) in-store advertising program, which includes both Insignia POPSign and VALUStix programs, thermal sign card supplies for the Company’s SIGNright and Impulse systems, Stylus software and laser printable cardstock and label supplies.

        The Company experienced a significant decrease in net sales in the first quarter of 2004 due to the following reasons:

•	Decrease in the number of POPSign programs during the quarter; partially offset by
•	Modest revenue from VALUStix of $134,000; and
•	Minor decrease in product sales due to decreasing demand from customers.

        The Company experienced a significant loss during the first quarter of 2004 due to the following reasons:

•	Significant decrease in net sales;
•	Significant decrease in gross profit due to larger amounts due to retailers and low volume of sales; and
•	Significant legal fees due to the ongoing litigation.

Results of Operations

        The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

Three Months ended March 31	2004	2003

Net sales	100.0%	100.0%
Cost of sales	71.1	60.2

Gross profit	28.9	39.8
Operating expenses:
Selling	32.1	35.8
Marketing	5.7	6.0
General and administrative	22.4	15.6

Total operating expenses	60.2	57.4

Operating loss	(31.3)	(17.6)
Other income	0.3	0.3

Net loss	(31.0)%	(17.3)%

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2003, included in our Form 10-K filed with the Securities and Exchange Commission on March 29, 2004. We believe our most critical accounting policies and estimates include the following:

•	revenue recognition;
•	allowance for doubtful accounts;
•	inventory valuation;
•	accounting for deferred income taxes;
•	valuation of long-lived and intangible assets;
•	accounting for accrued retailer guarantees; and
•	stock-based compensation

Three Months ended March 31, 2004 Compared to Three Months Ended March 31, 2003

         Net Sales.   Net sales for the three months ended March 31, 2004 decreased 27% to $4,706,000 compared to $6,462,000 for the three months ended March 31, 2003.

        Service revenues from our POPS programs for the three months ended March 31, 2004 decreased 32% to $3,659,000 compared to $5,391,000 for the three months ended March 31, 2003. The decrease was primarily due to a reduction in the number of POPSign programs during the quarter. Our POPSign revenues fluctuated significantly quarter to quarter during 2003 and the first quarter of 2004 and did not follow the same pattern of seasonality we have historically experienced. We currently expect that the second quarter of 2004 will also have lower revenues than the prior fiscal year. Included within the service revenues for the three months ended March 31, 2004 was $134,000 of VALUStix revenue. We expect modest revenues related to VALUStix primarily during the second half of fiscal 2004.

        Product sales for the three months ended March 31, 2004 decreased 2% to $1,047,000 compared to $1,071,000 for the three months ended March 31, 2003. The decrease was primarily due to decreasing sales of our other product categories based on decreased demand for those products from our customers. We expect our sales of our other product categories to continue to decline.

         Gross Profit.   Gross profit for the three months ended March 31, 2004 decreased 47% to $1,360,000 compared to $2,574,000 for the three months ended March 31, 2003. Gross profit as a percentage of total net sales decreased to 28.9% for 2004 compared to 39.8% for 2003.

        Gross profit from our POPS program revenues for the three months ended March 31, 2004 decreased 59% to $850,000 compared to $2,053,000 for the three months ended March 31, 2003. The decrease was primarily due to increased amounts due to retailers and the effect of fixed costs on significantly lower POPS program revenues. Gross profit as a percentage of POPS program revenues decreased to 23.2% for 2004 compared to 38.1% for 2003, due to the factors discussed above. Gross profit from our POPS revenues fluctuated significantly quarter to quarter during 2003 in addition to the first quarter of 2004. The fluctuations are due to a number of factors including level of revenues and related levels of guaranteed payments to retailers, as well as average price per POPS sign. We currently expect that the second quarter of 2004 will also have lower gross profit than the prior fiscal year. We expect gross profit as a percentage of POPS revenues to be lower throughout 2004 compared to 2003 primarily due to increased guaranteed payments to retailers.

        Gross profit from our product sales for the three months ended March 31, 2004 decreased 2% to $510,000 compared to $521,000 for the three months ended March 31, 2003. The decrease was primarily due to decreased sales from our other product categories based on decreased demand for those products from our customers. Gross profit as a percentage of product sales was 48.7% for 2004 compared to 48.6% for 2003.

Operating Expenses

        Selling.   Selling expenses for the three months ended March 31, 2004 decreased 35% to $1,512,000 compared to $2,312,000 for the three months ended March 31, 2003, primarily due to a decrease in the number of sales related employees and decreased commissions expense related to lower total net sales. Selling expenses as a percentage of total net sales decreased to 32.1% in 2004 compared to 35.8% in 2003, due to the factors discussed above, net of the effect of lower net sales during the quarter. Included within selling expenses was $129,000 and $255,000 of VALUStix operating expenses for the three months ended March 31, 2004 and 2003. We expect selling expenses during 2004 to be lower than 2003 due to reduced operating expenses related to VALUStix, primarily due to reduced personnel, and reductions in the number of other sales related employees.

        Marketing.   Marketing expenses for the three months ended March 31, 2004 decreased 31% to $268,000 compared to $386,000 for the three months ended March 31, 2003, primarily due to planned reductions in discretionary expenses and reduced personnel. Marketing expenses as a percentage of total net sales decreased to 5.7% in 2004 compared to 6.0% in 2003, due to the factors discussed above, net of the effect of lower net sales during the quarter. We expect marketing expenses during 2004 to be lower than 2003 due to the planned reductions in discretionary expenses and reduced personnel.

        General and administrative.   General and administrative expenses for the three months ended March 31, 2004 increased 4% to $1,051,000 compared to $1,010,000 for the three months ended March 31, 2003, primarily due to higher legal fees. General and administrative expenses as a percentage of total net sales increased to 22.4% in 2004 compared to 15.6% in 2003, due to the legal fees and the effect of lower net sales during the quarter. We expect general and administrative expenses, exclusive of legal fees, to be similar to 2003. Legal fees were $433,000 for the three months ended March 31, 2004 compared to $334,000 for the three months ended March 31, 2003. The significant legal fees in each quarter were incurred primarily in connection with News America lawsuits, one of which was settled in November 2002 and the additional one initiated in October 2003, that has not yet been settled nor dismissed. We currently expect the amount of additional legal fees that will be incurred in connection with the ongoing lawsuit will be significant during the second quarter of 2004 and may continue to be significant throughout 2004.

         Other Income (Expense).   Other income for the three months ended March 31, 2004 was $14,000 compared to other income of $16,000 for the three months ended March 31, 2003. The difference was due primarily to a decrease in interest income due to lower cash balances.

         Net Loss.   Our net loss for the three months ended March 31, 2004 was $(1,457,000) compared to $(1,118,000) for the three months ended March 31, 2003.

Liquidity and Capital Resources

        The Company has financed its operations with proceeds from public and private equity placements. At March 31, 2004, working capital was $4,607,000 compared to $5,797,000 at December 31, 2003. During the three months ended March 31, 2004, cash and cash equivalents decreased $682,000.

        Net cash used in operating activities during the three months ended March 31, 2004 was $801,000, primarily due to the $1,457,000 net loss. Accounts receivable decreased $420,000 during the three months ended March 31, 2004 due to POPS revenues in the first quarter of 2004 being substantially lower than the fourth quarter of 2003. Accounts payable decreased $432,000 during the three months ended March 31, 2004 as a result of decreased payments due to participating retailers, resulting from the lower quarterly POPS revenue. Deferred revenue increased $213,000 primarily due to advance billing of customers. The Company expects accounts receivable and accounts payable to fluctuate during 2004 depending on the level of quarterly POPS revenues. The Company expects inventory levels to remain flat during 2004.

        Net cash of $10,000 was used in investing activities during the three months ended March 31, 2004 due to the purchase of property and equipment. No major capital expenditures are expected in 2004.

        Net cash of $129,000 was provided by financing activities during the three months ended March 31, 2004 from the issuance of common stock, net of expenses. The issuance of common stock related to the exercise of stock options and the issuance of shares related to the employee stock purchase plan.

        The Company anticipates that its working capital needs will remain consistent with prior years. The Company believes that it has sufficient cash resources and borrowing capacity to fund its current business operations for the next year. However, the Company continues to evaluate the potential for private equity placements of its common stock, new borrowings, or other alternatives to improve its liquidity.

Cautionary Statement Regarding Forward Looking Information

        Statements made in this quarterly report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts are “forward looking statements.” Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to: we have had significant losses in recent periods; we are involved in major litigation with a significant competitor resulting in significant legal fees; we are dependent on our contracts with retailers and our ability to renew those contracts when their terms expire; our results of operations may be subject to significant fluctuations; we face significant competition from other providers of at-shelf advertising signage; reductions in advertising expenditures by branded product manufacturers due to changes in economic or other conditions would adversely affect us; we are dependent on the success of the

Insignia POPS program; we are dependent on manufacturer partners achieving sales increases attributable to POPSigns; our first business acquisition has been costly and has not been effectively integrated into the POPS program; we are dependent on members of our management team; we have a significant amount of options and warrants outstanding that could affect the market price of our common stock; and the market price of our common stock has been volatile.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 4.   Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

               The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2004 are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

(b)     Changes in Internal Controls Over Financial Reporting

              There was no change in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

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

        None

Item 3.   Defaults upon Senior Securities

        None

Item 4.   Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the first quarter of fiscal 2004.

Item 5.   Other Information

        The Company’s common stock traded on the Nasdaq National Market until May 3, 2004 when the Company transferred its listing to the Nasdaq SmallCap Market.

Item 6.   Exhibits and Reports on Form 8-K

        (a)     The following exhibits are included herein:

31.1      Certification of Principal Executive Officer

31.2      Certification of Principal Financial Officer

32         Section 1350 Certification

        (b)     Reports on Form 8-K

        The Company filed a report on Form 8-K on February 18, 2004 under Item 12 to report the financial information regarding the quarter and year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2004	Insignia Systems, Inc.

(Registrant)

/s/ Scott F. Drill

Scott F. Drill
President and
Chief Executive Officer

/s/ Denni J. Lester

Denni J. Lester
Vice President, Finance and
Chief Financial Officer