Form 10-K/A
period 2003-12-31
INSIGNIA SYSTEMS INC/MN
filed 2004-07-15
CIK 875355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.
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

        Number of shares outstanding of Common Stock, $.01 par value, as of July 14, 2004, was 12,475,625.

DOCUMENTS INCORPORATED BY REFERENCE:
Insignia Systems, Inc. Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on May 20, 2004 (Part III – Items 10, 11, 12, 13 and 14)

EXPLANATORY NOTE

         This Form 10-K/A is being filed by the Company for the purpose of amending the signature page to indicate that the Company’s Chief Financial Officer is also the principal accounting officer. This amendment also includes as exhibits the new certifications required by Rule 12b-15.

TABLE OF CONTENTS

PART III.

Page
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	3

Signatures	6

Exhibits	7

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
Notes to Financial Statements

The following schedule of Insignia Systems, Inc. is included in Item 15:

Schedule II. Valuation and Qualifying Accounts

(a)	Exhibits

Exhibit Number	Description	Incorporation By Reference To

2	Asset Purchase Agreement dated December 23,	Exhibit 2 of the Registrant’s Form 8-K filed
	2002 between Insignia Systems, Inc. and	December 31, 2002
Paul A. Richards, Inc.

3.1	Articles of Incorporation of Registrant, as	Exhibit 3.1 of the Registrant’s Registration
	amended to date	Statement on Form S-18, Reg. No. 33-40765C

3.2	Bylaws, as amended to date	Exhibit 3.2 of the Registrant’s Registration
Statement on Form S-18, Reg. No. 33-40765C

4.1	Specimen Common Stock Certificate of	Exhibit 4.1 of the Registrant’s Registration
	Registrant	Statement on Form S-18, Reg. No. 33-40765C

4.2	Securities Purchase Agreement dated	Exhibit 4.1 of the Registrant’s Form 8-K filed
	December 18, 2002 among Insignia Systems,	December 31, 2002
Inc. and the Purchasers

4.3	Registration Rights Agreement dated	Exhibit 4.2 of the Registrant’s Form 8-K filed
	December 18, 2002 among Insignia Systems,	December 31, 2002
Inc. and the Purchasers

4.4	Form of Warrant dated December 18, 2002	Exhibit 4.3 of the Registrant’s Form 8-K filed
	between Insignia Systems, Inc. and the	December 31, 2002
Holders

4.5	Amendment to Warrant dated December 29,	Filed with original Form 10-K for the year ended
	2003 between Insignia Systems, Inc. and the	December 31, 2003
Holders

10.1	Employment Agreement dated December 23,	Exhibit 10.1 of the Registrant’s Form 8-K filed
	2002 between Insignia Systems, Inc. and	December 31, 2002
Paul A. Richards

10.2	Royalty Agreement dated December 23, 2002	Exhibit 10.2 of the Registrant’s Form 8-K filed
	between Insignia Systems, Inc. and Paul A.	December 31, 2002
Richards, Inc.

Exhibit Number	Description	Incorporation By Reference To

10.3	The Company’s 1990 Stock Plan, as amended	Exhibit 10.3 of the Registrant’s Annual Report on
Form 10-K for the year ended December 31, 2001

10.4	Certificate of Amendment to 1990 Stock	Exhibit 10.4 of the Registrant’s Annual Report on
	Option Plan	Form 10-K for the year ended December 31, 2002

10.5	Lease Agreement between Plymouth Partners	Exhibit 10.6 of the Registrant’s Annual Report on
	II, and the Company, dated October 5, 1998	Form 10-K for the year ended December 31, 1998

10.6	Lease Agreement between 321 Corporation and	Exhibit 10.6 of the Registrant’s Annual Report on
	the Company, dated October 31, 2002	Form 10-K for the year ended December 31, 2002

10.7	License Agreement between Thomas and	Exhibit 10.1 of the Registrant’s Registration
	Lawrence McGourty and the Company dated	Statement on Form S-18, Reg. No. 33-40765C
January 23, 1990, as amended

10.8	Barcode License and Support Agreement	Exhibit 10.2 of the Registrant’s Registration
	between Thomas and Lawrence McGourty and	Statement on Form S-18, Reg. No. 33-40765C
the Company dated January 23, 1990

10.9	Employee Stock Purchase Plan, as amended	Exhibit 10.9 of the Registrant’s Annual Report on
Form 10-K for the year ended December 31, 2000

10.10	Certificate of Amendment to Employee Stock	Filed with original Form 10-K for the year ended
	Purchase Plan	December 31, 2003

10.11	The Company’s 2003 Incentive Stock Option	Exhibit 4.1 of the Registrant’s Registration
	Plan	Statement on Form S-8, Reg. No. 33-107087

10.12	Amended Change in Control Severance	Exhibit 10.1 of the Registrant’s Quarterly Report
	Agreement with Scott F. Drill dated March	on Form 10-Q for the quarter ended March 31, 2003
31, 2003

10.13	Amended Change in Control Severance	Exhibit 10.2 of the Registrant’s Quarterly Report
	Agreement with Gary L. Vars dated March 31, 2003	on Form 10-Q for the quarter ended March 31, 2003

10.14	Change in Control Severance Agreement with	Exhibit 10.3 of the Registrant’s Quarterly Report
	Denni J. Lester dated February 24, 2003	on Form 10-Q for the quarter ended March 31, 2003

10.15	Change in Control Severance Agreement with	Exhibit 10.4 of the Registrant’s Quarterly Report
	Thomas Wilkolak dated February 24, 2003	on Form 10-Q for the quarter ended March 31, 2003

14	Code of Ethics	Filed with original Form 10-K for the year ended
December 31, 2003

23.1	Consent of Grant Thornton LLP	Filed with original Form 10-K for the year ended
December 31, 2003

23.2	Consent of Ernst & Young LLP	Filed with original Form 10-K for the year ended
December 31, 2003

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

(b)	Reports on Form 8-K

             The Company filed a report on Form 8-K on October 16, 2003 under Item 12 to report the financial information regarding the quarter ended September 30, 2003.

SCHEDULE II.   Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions Describe		Balance at End of Period

Year ended December 31, 2003
Allowance for doubtful accounts	$132,000	$35,000	$27,000	(1)	$140,000
Provision for obsolete inventory	50,000	121,000	98,000	(3)	73,000

Year ended December 31, 2002
Allowance for doubtful accounts	$174,000	$(53,000)	$(11,000	) (1)	$132,000
Provision for obsolete inventory	46,000	55,000	51,000	(3)	50,000

Year ended December 31, 2001
Allowance for doubtful accounts	$106,000	$72,000	$4,000	(1)	$174,000
Provision for normal returns
and rebates	16,000	—	16,000	(2)	—
Provision for obsolete inventory	67,000	33,000	54,000	(3)	46,000

(1)   Uncollectible accounts written off, net of recoveries.
(2)   Credited to income.
(3)   Inventory scrapped and disposed of.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2004	/s/ Scott F. Drill

Scott F. Drill President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott F. Drill	President and Chief Executive Officer (principal	July 14, 2004
executive officer) and Director
Scott F. Drill

/s/ Denni J. Lester	Vice President of Finance, Chief Financial	July 14, 2004
Officer and Treasurer (principal financial and
Denni J. Lester	accounting officer)