Form 10-Q
period 2004-06-30
INSIGNIA SYSTEMS INC/MN
filed 2004-08-04
CIK 875355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number: 1-13471

Insignia Systems, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1656308 (IRS Employer Identification No.)

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

           Yes [  ]   No [X]

        Number of shares outstanding of Common Stock, $.01 par value, as of July 30, 2004, was 12,475,625.

Insignia Systems, Inc.

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Insignia Systems, Inc.
BALANCE SHEETS
(Unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$4,526,000	$5,225,000
Accounts receivable, net	2,269,000	3,240,000
Inventories	540,000	710,000
Prepaid expenses and other	576,000	476,000

Total Current Assets	7,911,000	9,651,000

Property and Equipment:
Production tooling, machinery and equipment	1,605,000	1,759,000
Office furniture and fixtures	258,000	258,000
Computer equipment	685,000	688,000
Leasehold improvements	284,000	279,000

	2,832,000	2,984,000
Accumulated depreciation and amortization	(2,210,000)	(2,252,000)

Total Property and Equipment	622,000	732,000

Other Assets:
Goodwill	—	960,000
Other	167,000	333,000

Total Other Assets	167,000	1,293,000

Total Assets	$8,700,000	$11,676,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,888,000	$2,092,000
Accrued liabilities
Compensation	407,000	384,000
Employee stock purchase plan	66,000	116,000
Legal	332,000	206,000
Retailer guarantees	1,050,000	335,000
Other	74,000	88,000
Deferred revenue	536,000	633,000

Total Current Liabilities	4,353,000	3,854,000

Shareholders’ Equity:
Common stock, par value $.01;
Authorized shares — 20,000,000
Issued and outstanding shares — 12,476,000 at June 30, 2004
and 12,412,000 at December 31, 2003	125,000	124,000
Additional paid-in capital	26,900,000	26,775,000
Accumulated deficit	(22,678,000)	(19,077,000)

Total Shareholders’ Equity	4,347,000	7,822,000

Total Liabilities and Shareholders’ Equity	$8,700,000	$11,676,000

        See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Services revenues	$4,054,000	$6,243,000	$7,713,000	$11,634,000
Products sold	1,018,000	1,018,000	2,065,000	2,089,000

Total Net Sales	5,072,000	7,261,000	9,778,000	13,723,000

Cost of services	2,627,000	3,358,000	5,436,000	6,696,000
Cost of goods sold	563,000	629,000	1,100,000	1,179,000

Total Cost of Sales	3,190,000	3,987,000	6,536,000	7,875,000

Gross Profit	1,882,000	3,274,000	3,242,000	5,848,000

Operating Expenses:
Selling	1,501,000	2,158,000	3,013,000	4,470,000
Marketing	272,000	354,000	540,000	740,000
General and administrative	1,262,000	756,000	2,313,000	1,766,000
Impairment of goodwill	960,000	—	960,000	—

Total Operating Expenses	3,995,000	3,268,000	6,826,000	6,976,000

Operating Income (Loss)	(2,113,000)	6,000	(3,584,000)	(1,128,000)
Other Income (Expense):
Interest income	14,000	19,000	28,000	43,000
Interest expense	—	(2,000)	—	(2,000)
Other income (expense)	(45,000)	1,000	(45,000)	(7,000)

Total Other Income (Expense)	(31,000)	18,000	(17,000)	34,000

Net Income (Loss)	$(2,144,000)	$24,000	$(3,601,000)	$(1,094,000)

Net income (loss) per share:
Basic	$(0.17)	$0.00	$(0.29)	$(0.09)
Diluted	$(0.17)	$0.00	$(0.29)	$(0.09)

Shares used in calculation of net income (loss) per share:
Basic	12,476,000	12,273,000	12,474,000	12,142,000
Diluted	12,476,000	12,606,000	12,474,000	12,142,000

        See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2004	2003

Operating Activities:
Net loss	$(3,601,000)	$(1,094,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	129,000	147,000
Provision for bad debt expense	—	10,000
Impairment of goodwill	960,000	—
Changes in operating assets and liabilities:
Accounts receivable	971,000	670,000
Inventories	170,000	196,000
Prepaid expenses and other	66,000	(890,000)
Accounts payable	(204,000)	(863,000)
Accrued liabilities	800,000	173,000
Deferred revenue	(97,000)	(803,000)

Net cash used in operating activities	(806,000)	(2,454,000)

Investing Activities:
Purchases of property and equipment	(19,000)	(74,000)
Other	—	(49,000)

Net cash used in investing activities	(19,000)	(123,000)

Financing Activities:
Proceeds from issuance of common stock, net	126,000	738,000

Net cash provided by financing activities	126,000	738,000

Decrease in cash and cash equivalents	(699,000)	(1,839,000)
Cash and cash equivalents at beginning of period	5,225,000	6,472,000

Cash and cash equivalents at end of period	$4,526,000	$4,633,000

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2004, and its results of operations and cash flows for the three and six months ended June 30, 2004 and 2003. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2003 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, net of provision for obsolete inventories, and consist of the following:

	June 30, 2004	December 31, 2003

Raw materials	$176,000	$192,000
Work-in-process	6,000	70,000
Finished goods	358,000	448,000

	$540,000	$710,000

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

Six Months Ended June 30	2004	2003

Net loss, as reported	$(3,601,000)	$(1,094,000)
Deduct: Total stock-based employee compensation
expense determined under fair value based
methods for all awards, net of tax	655,000	802,000

Pro forma net loss	$(4,256,000)	$(1,896,000)

Basic and diluted net loss per share:
As reported	$(0.29)	$(0.09)
Pro forma	$(0.34)	$(0.16)

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 1,719,000 and 1,309,000 shares of common stock with weighted average exercise prices of $5.62 and $8.91 were outstanding at June 30, 2004 and 2003 and were not included in the computation of common stock equivalents for the three months ended June 30, 2004 and 2003 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 1,625,000 and 1,043,000 shares of common stock with weighted average exercise prices of $5.87 and $9.70 were outstanding at June 30, 2004 and 2003 and were not included in the computation of common stock equivalents for the six months ended June 30, 2004 and 2003 because their exercise prices were higher than the average fair market value of the common shares during the reporting periods. For the three months ended June 30, 2004 and the six months ended June 30, 2004 and 2003, the effect of options and warrants was anti-dilutive due to the net losses incurred during the periods. Had net income been achieved, approximately 43,000, 56,000 and 181,000 of common stock equivalents would have been included in the computation of diluted net income per share.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Denominator for basic net income (loss)
per share – weighted averages shares	12,476,000	12,273,000	12,474,000	12,142,000
Effect of dilutive securities:
Stock options and warrants	—	333,000	—	—

Denominator for diluted net income (loss) per
share – adjusted weighted average shares	12,476,000	12,606,000	12,474,000	12,142,000

2.	Impairment of Goodwill. The Company historically has performed its annual test for impairment of goodwill as of the end of the fourth quarter of the fiscal year, which coincided with the completion of its annual forecasting process. During the six months ended June 30, 2004 the Company has not been successful in accomplishing its 2004 plan for VALUStix based on a number of factors and thus the Company has made a decision to de-emphasize that business. As a result, management has determined that an impairment indicator has occurred and that an additional impairment test was required as of June 30, 2004. The Company’s goodwill impairment test utilized discounted cash flows to determine the fair value of the VALUStix business. The Company determined that the carrying amount of goodwill exceeded the fair value of the VALUStix business and recorded an impairment charge of $960,000 during the second quarter of fiscal 2004. The primary factor leading to the impairment was substantially lower cash flow forecasts due to the inability to integrate the VALUStix business into the POPS program. The revised cash flow forecasts did not support the value of the recorded goodwill.

The following table reflects the changes in the carrying amount of goodwill:

Balance at December 31, 2003	$960,000
Impairment of goodwill	(960,000)

Balance at June 30, 2004	$—

3.	Commitments and Contingencies.
Legal. In August 2000, News America Marketing In-Store, Inc. (News America), brought suit against the Company in U.S. District Court in New York, New York. The case was settled in November 2002. The terms of the settlement agreement are confidential. The settlement did not impact the Company’s operating results.

In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York. In this action, News America has alleged that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with certain retailers and prospective economic advantage, and has engaged in unfair competition. The suit seeks unspecified damages and injunctive relief. The Company filed a Motion to Dismiss in February 2004 and is awaiting decision by the Court. Management believes the allegations are without merit and that the Company will prevail.

The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations. During the six months ended June 30, 2004 the Company incurred legal fees of $1,068,000 related to the litigation.

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for minimum annual program levels. If those minimum levels are not met, the Company is obligated to pay the contractual difference to the retailers on a quarterly or annual basis. The Company calculates these estimated minimum payments based on actual activity to date. Due to the annual nature of these contracts, increased activity with these retailers in subsequent fiscal quarters could decrease the estimated payment amounts recorded in the current period. During the six months ended June 30, 2004 and 2003 the Company incurred approximately $1,463,000 and $420,000 of costs related to these minimums. The amounts were recorded in Cost of Services in the Statements of Operations.

4.	Private Placement. On May 20, 2004, the Company executed a definitive agreement with certain Investors for the sale of 2,000,000 shares of the Company’s common stock for an aggregate purchase price of $2,500,000 in a private placement. The agreement also includes a mutual put and call option for an additional 1,785,800 shares of common stock for $1.40 per share, or $2,500,120, exercisable in certain circumstances within the 15 month period after the first closing.

The proposed transaction has been approved by the Company’s Board of Directors and is subject to certain standard conditions. Also, the transaction is subject to approval by the Company’s shareholders at a special meeting, expected to be held in September 2004. The first closing is expected to occur immediately after the shareholders’meeting. A proxy statement has been filed with the Securities and Exchange Commission and mailed to shareholders to seek shareholder approval for the financing.

In connection with this financing, the Company also entered into an agreement with a Placement Agent that provides for the Agent to receive a cash fee plus a warrant to purchase shares of common stock equal to 5% of the shares sold, with an exercise price of 115% of the price paid for the shares. The warrants will be exercisable for five years.

In accordance with the terms of the Registration Rights Agreement to be entered into by the Company and the Investors in connection with this financing, the Company has agreed to register, within a prescribed timeframe, the shares issuable to the Investors and the Placement Agent for resale under the Securities Act of 1933.

5.	Concentrations. During the six months ended June 30, 2004 three customers accounted for 16%, 12% and 11% of the Company’s total net sales. At June 30, 2004 these customers represented 34% of the Company’s total accounts receivable. During the six months ended June 30, 2003 one customer accounted for 21% of the Company’s total net sales.

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

The Company experienced a significant decrease in net sales in the second quarter of 2004 compared to the second quarter of 2003 due to the following reasons:

  Decrease in the number of POPSign programs during the quarter; partially offset by;
  Modest revenue from VALUStix of $24,000.

The Company experienced a significant loss during the second quarter of 2004 due to the following reasons:

  Significant decrease in net sales;
  Impairment of goodwill charge;
  Significant decrease in gross profit due to larger amounts due to retailers under minimum guarantees and low volume of sales; and
  Significant general and administrative expenses due to significant legal fees related to the ongoing litigation.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9	54.9	66.8	57.4

Gross profit	37.1	45.1	33.2	42.6
Operating expenses:
Selling	29.6	29.7	30.8	32.5
Marketing	5.4	4.9	5.5	5.4
General and administrative	24.9	10.4	23.7	12.9
Impairment of goodwill	18.9	—	9.8	—

Total operating expenses	78.8	45.0	69.8	50.8

Operating income (loss)	(41.7)	0.1	(36.6)	(8.2)
Other income (expense)	(0.6)	0.2	(0.2)	0.2

Net income (loss)	(42.3)%	0.3%	(36.8)%	(8.0)%

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

  revenue recognition;
  allowance for doubtful accounts;
  inventory valuation;
  accounting for deferred income taxes;
  valuation of long-lived and intangible assets;
  accounting for accrued retailer guarantees; and
  stock-based compensation

VALUStix

On December 23, 2002, we acquired the VALUStix business from an unrelated party for $3,000,000 in cash, plus a five-year royalty based on annual net sales over a threshold amount. We expected this acquisition would give us the opportunity to expand our product offerings to our POPSign customers.

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

During the six months ended June 30, 2004, the Company incurred $228,000 of operating expenses related to VALUStix that were recorded in Selling expenses in the Statement of Operations. The Company recorded $158,000 of revenue from the sale of VALUStix products during the six months ended June 30, 2004. The revenue related to programs sold during 2003. The Company has sold no programs in 2004.

During the six months ended June 30, 2004 the Company has not been successful in accomplishing its 2004 plan for VALUStix based on a number of factors and thus the Company has made a decision to de-emphasize that business. As a result, management has determined that an impairment indicator has occurred and that an additional impairment test was required as of June 30, 2004. The Company performed an impairment test, utilizing discounted cash flows to determine the fair value of the VALUStix business. The Company determined that the carrying amount of goodwill exceeded the fair value of the VALUStix business and recorded an impairment charge of $960,000 during the second quarter of fiscal 2004. The primary factor leading to the impairment was substantially lower cash flow forecasts due to the inability to integrate the VALUStix business into the POPS program. The revised cash flow forecasts did not support the value of the recorded goodwill.

As of June 30, 2004, there is no goodwill remaining.

Three and Six Months ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

Net Sales.   Net sales for the three months ended June 30, 2004 decreased 30% to $5,072,000 compared to $7,261,000 for the three months ended June 30, 2003. Net sales for the six months ended June 30, 2004 decreased 29% to $9,778,000 compared to $13,723,000 for the six months ended June 30, 2003.

Service revenues from our POPS programs for the three months ended June 30, 2004 decreased 35% to $4,054,000 compared to $6,243,000 for the three months ended June 30, 2003. Service revenues from our POPS programs for the six months ended June 30, 2004 decreased 34% to $7,713,000 compared to $11,634,000 for the six months ended June 30, 2003. The decreases were primarily due to a significant reduction in the number of POPSign programs sold to customers (consumer packaged goods manufacturers) during the periods. Our POPSign revenues fluctuated significantly quarter to quarter during 2003 and the first half of 2004 and did not follow the same pattern of seasonality we have historically experienced. The quantity of POPSign programs varies depending on customers’ buying habits, which do not follow a consistent pattern. The customers buying in any given quarter vary from period to period. Sales of POPSigns declined on a quarter to prior year quarter basis beginning in the fourth quarter of 2003 and continuing through the second quarter of 2004. We currently expect that the third quarter of 2004 will also have lower revenues than the prior fiscal year. However, the trend of POPSign sales during 2004 has increased from the first quarter of 2004 to the second quarter of 2004 and is expected to increase from the second quarter to the third quarter of 2004 based on customer orders for the third quarter. Included within the service revenues for the three and six months ended June 30, 2004 was $24,000 and $158,000 of VALUStix revenue.

Product sales were $1,018,000 for both three month periods ended June 30, 2004 and 2003. Product sales for the six months ended June 30, 2004 decreased 1% to $2,065,000 compared to $2,089,000 for the six months ended June 30, 2003.

Gross Profit.   Gross profit for the three months ended June 30, 2004 decreased 43% to $1,882,000 compared to $3,274,000 for the three months ended June 30, 2003. Gross profit for the six months ended June 30, 2004 decreased 45% to $3,242,000 compared to $5,848,000 for the six months ended June 30, 2003. Gross profit as a percentage of total net sales decreased to 37.1% for the three months ended June 30, 2004, compared to 45.1% for the three months ended June 30, 2003. Gross profit as a percentage of total net sales decreased to 33.2% for the six months ended June 30, 2004, compared to 42.6% for the six months ended June 30, 2003.

Gross profit from our POPS program revenues for the three months ended June 30, 2004 decreased 51% to $1,427,000 compared to $2,885,000 for the three months ended June 30, 2003. Gross profit from our POPS program revenues for the six months ended June 30, 2004 decreased 54% to $2,277,000 compared to $4,938,000 for the six months ended June 30, 2003. The decreases were primarily due to increased amounts due to retailers under minimum contract guarantees and the effect of fixed costs on significantly lower POPS program revenues. Gross profit as a percentage of POPS program revenues for the three months ended June 30, 2004 decreased to 35.2% compared to 46.2% for the three months ended June 30, 2003. Gross profit as a percentage of POPS program revenues for the six months ended June 30, 2004 decreased to 29.5%, compared to 42.4% for the six months ended June 30, 2003, due to the factors discussed above. Gross profit from our POPS revenues fluctuated significantly quarter to quarter during 2003 in addition to the first half of 2004. The fluctuations are due to a number of factors including level of revenues and related levels of guaranteed payments to retailers, as well as average price per POPS sign. We currently expect that the third quarter of 2004 will also have lower gross profit than the prior fiscal year due to lower sales volume and the increased payments to retailers. We expect gross profit as a percentage of POPS revenues to be lower throughout 2004 compared to 2003 due to increased guaranteed payments to retailers, partially offset by a higher average price per POPSign.

Gross profit from our product sales for the three months ended June 30, 2004 increased 17% to $455,000 compared to $389,000 for the three months ended June 30, 2003. Gross profit from our product sales for the six months ended June 30, 2004 increased 6% to $965,000 compared to $910,000 for the six months ended June 30, 2003. The increases were primarily due to a change in product mix as well as reduced overhead expenses. Gross profit as a percentage of product sales was 44.7% for the three months ended June 30, 2004 compared to 38.2% for the three months ended June 30, 2003. Gross profit as a percentage of product sales was 46.7% for the six months ended June 30, 2004 compared to 43.6% for the six months ended June 30, 2003.

Operating Expenses

Selling.   Selling expenses for the three months ended June 30, 2004 decreased 30% to $1,501,000 compared to $2,158,000 for the three months ended June 30, 2003, primarily due to a decrease in the number of sales related employees and decreased commissions expense related to lower total net sales. Selling expenses as a percentage of total net sales decreased to 29.6% for the three months ended June 30, 2004 compared to 29.7% for the three months ended June 30, 2003, due to the factors discussed above, net of the effect of lower net sales during the quarter. Included within selling expenses was $99,000 and $310,000 of VALUStix operating expenses for the three months ended June 30, 2004 and 2003.

Selling expenses for the six months ended June 30, 2004 decreased 33% to $3,013,000 compared to $4,470,000 for the six months ended June 30, 2003. Selling expenses as a percentage of total net sales decreased to 30.8% for the six months ended June 30, 2004 compared to 32.5% for the six months ended June 30, 2003, due to the factors discussed above, net of the effect of lower net sales during the six months. Included within selling expenses was $228,000 and $565,000 of VALUStix operating expenses for the six months ended June 30, 2004 and 2003.

We expect selling expenses during 2004 to be lower than 2003 due to reduced operating expenses related to VALUStix, reductions in the number of sales related employees and lower commissions due to lower net sales.

Marketing.   Marketing expenses for the three months ended June 30, 2004 decreased 23% to $272,000 compared to $354,000 for the three months ended June 30, 2003, primarily due to planned reductions in discretionary expenses and reduced personnel. Marketing expenses as a percentage of total net sales increased to 5.4% for the three months ended June 30, 2004 compared to 4.9% for the three months ended June 30, 2003, due to the effect of lower net sales during the quarter, net of the factors discussed above.

Marketing expenses for the six months ended June 30, 2004 decreased 27% to $540,000 compared to $740,000 for the six months ended June 30, 2003. Marketing expenses as a percentage of total net sales increased to 5.5% for the six months ended June 30, 2004 compared to 5.4% for the six months ended June 30, 2003, due to the effect of lower net sales during the six months, net of the factors discussed above.

We expect marketing expenses during 2004 to be lower than 2003 due to the planned reductions in discretionary expenses and reduced personnel.

General and administrative.   General and administrative expenses for the three months ended June 30, 2004 increased 67% to $1,262,000 compared to $756,000 for the three months ended June 30, 2003, primarily due to higher legal fees. General and administrative expenses as a percentage of total net sales increased to 24.9% for the three months ended June 30, 2004 compared to 10.4% for the three months ended June 30, 2003, due to the legal fees and the effect of lower net sales during the quarter.

General and administrative expenses for the six months ended June 30, 2004 increased 31% to $2,313,000 compared to $1,766,000 for the six months ended June 30, 2003. General and administrative expenses as a percentage of total net sales increased to 23.7% for the six months ended June 30, 2004 compared to 12.9% for the six months ended June 30, 2003, due to the factors discussed above.

We expect general and administrative expenses during 2004, exclusive of legal fees, to be similar to 2003. Legal fees were $710,000 and $1,143,000 for the three and six months ended June 30, 2004 compared to $111,000 and $445,000 for the three and six months ended June 30, 2003. The significant legal fees in each period were incurred primarily in connection with News America lawsuits, one of which was settled in November 2002 and the additional one initiated in October 2003, that has not yet been settled nor dismissed. We currently expect the amount of additional legal fees that will be incurred in connection with the ongoing lawsuit will be significant during the third quarter of 2004 and may continue to be significant throughout the remainder of 2004.

Impairment of Goodwill.   See discussion under VALUStix.

Other Income (Expense).   Other income (expense) for the three months ended June 30, 2004 was $(31,000) compared to $18,000 for the three months ended June 30, 2003. Other income for the six months ended June 30, 2004 was $(17,000) compared to $34,000 for the six months ended June 30, 2003. The differences were due to a decrease in interest income due to lower cash balances and a one-time fee of $45,000 to move to the Nasdaq SmallCap Market.

Net Income (Loss).   Our net loss for the three months ended June 30, 2004 was $(2,144,000) compared to net income of $24,000 for the three months ended June 30, 2003. Our net loss for the six months ended June 30, 2004 was $(3,601,000) compared to $(1,094,000) for the six months ended June 30, 2003.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private equity placements. At June 30, 2004, working capital was $3,558,000 compared to $5,797,000 at December 31, 2003. During the six months ended June 30, 2004, cash and cash equivalents decreased $699,000.

Net cash used in operating activities during the six months ended June 30, 2004 was $806,000, primarily due to the $(3,601,000) net loss, net of the $960,000 non-cash impairment of goodwill. Accounts receivable decreased $971,000 during the six months ended June 30, 2004 due to POPS revenues in the second quarter of 2004 being lower than the fourth quarter of 2003 and improved collections. Accounts payable decreased $204,000 during the six months ended June 30, 2004 as a result of decreased payments due to participating retailers, resulting from the lower POPS revenue. Accrued liabilities increased $800,000 due to the increase in accrued retailer guarantees and accrued legal fees. Deferred revenue decreased $97,000 due to the lower quarterly POPS revenue. The Company expects accounts receivable and accounts payable to fluctuate during 2004 depending on the level of quarterly POPS revenues. The Company expects inventory levels to remain flat during the remainder of 2004.

Net cash of $19,000 was used in investing activities during the six months ended June 30, 2004 due to the purchase of property and equipment. No major capital expenditures are expected in 2004.

Net cash of $126,000 was provided by financing activities during the six months ended June 30, 2004 from the issuance of common stock, net of expenses. The issuance of common stock related to the exercise of stock options and the issuance of shares related to the employee stock purchase plan.

The Company’s working capital needs have increased due to significant legal fees, significant decreases in net sales and significant decreases in gross profit due to increased payments to retailers. Thus, the Company has evaluated various alternatives to improve its liquidity.

On May 20, 2004, the Company executed a definitive agreement with certain Investors for the sale of 2,000,000 shares of the Company’s common stock for an aggregate purchase price of $2,500,000 in a private placement. The agreement also includes a mutual put and call option for an additional 1,785,800 shares of common stock for $1.40 per share, or $2,500,120, exercisable in certain circumstances within the 15 month period after the first closing. The cash infusion will allow the Company to fund working capital needs.

The proposed transaction has been approved by the Company’s Board of Directors and is subject to certain standard conditions. Also, the transaction is subject to approval by the Company’s shareholders at a special meeting, expected to be held in September 2004. The first closing is expected to occur immediately after the shareholders’ meeting. A proxy statement has been filed with the Securities and Exchange Commission and mailed to shareholders to seek shareholder approval for the financing.

In connection with this financing, the Company also entered into an agreement with a Placement Agent that provides for the Agent to receive a cash fee plus a warrant to purchase shares of common stock equal to 5% of the shares sold, with an exercise price of 115% of the price paid for the shares. The warrants will be exercisable for five years.

In accordance with the terms of the Registration Rights Agreement to be entered into by the Company and the Investors in connection with this financing, the Company has agreed to register, within a prescribed timeframe, the shares issuable to the Investors and the Placement Agent for resale under the Securities Act of 1933.

The Company believes that the funds to be received from the private placement and its current cash resources, as well as its borrowing capacity, are sufficient to fund its current business operations for the next year.

Cautionary Statement Regarding Forward Looking Information

Statements made in this quarterly report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward looking statements.” Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to: we have had significant losses in recent periods; we are involved in major litigation with a significant competitor resulting in significant legal fees; we are dependent on our contracts with retailers and our ability to renew those contracts when their terms expire; our results of operations may be subject to significant fluctuations; we face significant competition from other providers of at-shelf advertising signage; reductions in advertising expenditures by branded product manufacturers due to changes in economic or other conditions would adversely affect us; we are dependent on the success of the Insignia POPS program; we are dependent on manufacturer partners achieving sales increases attributable to POPSigns; our first business acquisition was not successful; we are dependent on members of our management team; we have a significant amount of options and warrants outstanding that could affect the market price of our common stock; and the market price of our common stock has been volatile.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2004 are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

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

In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York. In this action, News America has alleged that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with certain retailers and prospective economic advantage, and has engaged in unfair competition. The suit seeks unspecified damages and injunctive relief. The Company filed a Motion to Dismiss in February 2004 and is awaiting decision by the Court. Management believes the allegations are without merit and that the Company will prevail.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 20, 2004.

The shareholders present in person or by proxy voted to elect Donald J. Kramer, Scott F. Drill, Gary L. Vars, W. Robert Ramsdell and Gordon F. Stofer as directors with each director receiving the following votes:

	FOR	WITHHOLD AUTHORITY
Donald J. Kramer	11,167,611	238,003
Scott F. Drill	11,109,816	295,798
Gary L. Vars	11,179,416	226,198
W. Robert Ramsdell	10,553,011	852,603
Gordon F. Stofer	10,950,042	455,572

The shareholders present in person or by proxy voted to approve an amendment to the Company’s 2003 Incentive Stock Option Plan to increase the number of shares reserved for issuance under the Plan from 350,000 to 1,000,000. The vote consisted of 4,642,361 shares in favor, 894,292 shares against, 11,144 shares abstaining and 5,857,817 broker non-votes.

Item 5.	Other Information

The Company’s common stock traded on the Nasdaq National Market until May 3, 2004 when the Company transferred its listing to the Nasdaq SmallCap Market.

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits are included herein:

31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer 32 Section 1350 Certification

(b)	Reports on Form 8-K

April 27, 2004	The Company filed a report on Form 8-K on April 27, 2004 under Item 12 to report the financial information regarding the quarter ended March 31, 2004.

May 25, 2004	The Company filed a report on Form 8-K on May 25, 2004 under Item 5 regarding a definitive agreement with certain Investors for the sale of up to 3,785,800 shares of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2004	Insignia Systems, Inc.

(Registrant)

/s/ Scott F. Drill

Scott F. Drill
President and
Chief Executive Officer

/s/ Denni J. Lester

Denni J. Lester
Vice President, Finance and
Chief Financial Officer (principal financial and accounting officer)