Form 10-Q
period 2004-09-30
INSIGNIA SYSTEMS INC/MN
filed 2004-11-12
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number: 1-13471

INSIGNIA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1656308 (IRS Employer Identification No.)

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

        Number of shares outstanding of Common Stock, $.01 par value, as of November 11, 2004, was 12,479,625.

Insignia Systems, Inc.

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Insignia Systems, Inc.
BALANCE SHEETS
(Unaudited)

	September 30, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$3,697,000	$5,225,000
Accounts receivable, net	2,988,000	3,240,000
Inventories	522,000	710,000
Prepaid expenses and other	564,000	476,000

Total Current Assets	7,771,000	9,651,000
Property and Equipment:
Production tooling, machinery and equipment	1,656,000	1,759,000
Office furniture and fixtures	258,000	258,000
Computer equipment	690,000	688,000
Leasehold improvements	284,000	279,000

	2,888,000	2,984,000
Accumulated depreciation and amortization	(2,273,000)	(2,252,000)

Total Property and Equipment	615,000	732,000
Other Assets:
Goodwill	—	960,000
Other	83,000	333,000

Total Other Assets	83,000	1,293,000

Total Assets	$8,469,000	$11,676,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,497,000	$2,092,000
Accrued liabilities
Compensation	529,000	384,000
Employee stock purchase plan	95,000	116,000
Legal	378,000	206,000
Retailer guarantees	1,256,000	335,000
Other	91,000	88,000
Deferred revenue	689,000	633,000

Total Current Liabilities	5,535,000	3,854,000
Shareholders’ Equity:
Common stock, par value $.01;
Authorized shares – 20,000,000
Issued and outstanding shares – 12,476,000 at September 30, 2004
and 12,412,000 at December 31, 2003	125,000	124,000
Additional paid-in capital	26,900,000	26,775,000
Accumulated deficit	(24,091,000)	(19,077,000)

Total Shareholders’ Equity	2,934,000	7,822,000

Total Liabilities and Shareholders’ Equity	$8,469,000	$11,676,000

        See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Services revenues	$4,524,000	$6,180,000	$12,237,000	$17,814,000
Products sold	813,000	930,000	2,878,000	3,019,000

Total Net Sales	5,337,000	7,110,000	15,115,000	20,833,000
Cost of services	2,831,000	3,339,000	8,267,000	10,035,000
Cost of goods sold	408,000	551,000	1,508,000	1,730,000

Total Cost of Sales	3,239,000	3,890,000	9,775,000	11,765,000

Gross Profit	2,098,000	3,220,000	5,340,000	9,068,000
Operating Expenses:
Selling	1,462,000	2,062,000	4,475,000	6,532,000
Marketing	288,000	329,000	828,000	1,069,000
General and administrative	1,777,000	703,000	4,090,000	2,469,000
Impairment of goodwill	—	—	960,000	—

Total Operating Expenses	3,527,000	3,094,000	10,353,000	10,070,000

Operating Income (Loss)	(1,429,000)	126,000	(5,014,000)	(1,002,000)
Other Income (Expense):
Interest income	16,000	16,000	44,000	59,000
Interest expense	—	—	—	(2,000)
Other income (expense)	—	—	(45,000)	(7,000)

Total Other Income (Expense)	16,000	16,000	(1,000)	50,000

Net Income (Loss)	$(1,413,000)	$142,000	$(5,014,000)	$(952,000)

Net income (loss) per share:
Basic	$(0.11)	$0.01	$(0.40)	$(0.08)
Diluted	$(0.11)	$0.01	$(0.40)	$(0.08)

Shares used in calculation of net income (loss) per share:
Basic	12,476,000	12,349,000	12,474,000	12,212,000
Diluted	12,476,000	12,590,000	12,474,000	12,212,000

        See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2004	2003

Operating Activities:
Net loss	$(5,014,000)	$(952,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	192,000	219,000
Provision for bad debt expense	—	35,000
Impairment of goodwill	960,000	—
Changes in operating assets and liabilities:
Accounts receivable	252,000	523,000
Inventories	188,000	305,000
Prepaid expenses and other	162,000	(909,000)
Accounts payable	405,000	(1,038,000)
Accrued liabilities	1,220,000	139,000
Deferred revenue	56,000	(636,000)

Net cash used in operating activities	(1,579,000)	(2,314,000)
Investing Activities:
Purchases of property and equipment	(75,000)	(101,000)
Other	—	(52,000)

Net cash used in investing activities	(75,000)	(153,000)
Financing Activities:
Proceeds from issuance of common stock, net	126,000	776,000

Net cash provided by financing activities	126,000	776,000

Decrease in cash and cash equivalents	(1,528,000)	(1,691,000)
Cash and cash equivalents at beginning of period	5,225,000	6,472,000

Cash and cash equivalents at end of period	$3,697,000	$4,781,000

        See accompanying notes to financial statements.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies.
Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company’s products include the Insignia Point-of-Purchase Services (POPS) in-store advertising program, which includes the Insignia POPSign program, thermal sign card supplies for the Company’s SIGNright and Impulse systems, Stylus software and laser printable cardstock and label supplies.

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2004, and its results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2003 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, net of provision for obsolete inventories, and consist of the following:

	September 30, 2004	December 31, 2003

Raw materials	$175,000	$192,000
Work-in-process	14,000	70,000
Finished goods	333,000	448,000

	$522,000	$710,000

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

Nine Months Ended September 30	2004	2003

Net loss, as reported	$(5,014,000)	$(952,000)
Deduct: Total stock-based employee compensation
expense determined under fair value based
methods for all awards, net of tax	882,000	1,192,000

Pro forma net loss	$(5,896,000)	$(2,144,000)

Basic and diluted net loss per share:
As reported	$(0.40)	$(0.08)
Pro forma	$(0.47)	$(0.18)

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 2,122,000 and 1,292,000 shares of common stock with weighted average exercise prices of $4.76 and $8.75 were outstanding at September 30, 2004 and 2003 and were not included in the computation of common stock equivalents for the three months ended September 30, 2004 and 2003 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 1,698,000 and 1,058,000 shares of common stock with weighted average exercise prices of $5.67 and $9.59 were outstanding at September 30, 2004 and 2003 and were not included in the computation of common stock equivalents for the nine months ended September 30, 2004 and 2003 because their exercise prices were higher than the average fair market value of the common shares during the reporting periods. For the three months ended September 30, 2004 and the nine months ended September 30, 2004 and 2003, the effect of options and warrants was anti-dilutive due to the net losses incurred during the periods. Had net income been achieved, approximately 3,000, 46,000 and 189,000 of common stock equivalents would have been included in the computation of diluted net income per share.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Denominator for basic net income (loss)
per share – weighted averages shares	12,476,000	12,349,000	12,474,000	12,212,000
Effect of dilutive securities:
Stock options and warrants	—	241,000	—	—

Denominator for diluted net income (loss) per
share – adjusted weighted average shares	12,476,000	12,590,000	12,474,000	12,212,000

2.	Impairment of Goodwill. The Company was not successful in accomplishing its 2004 plan for VALUStix based on a number of factors and therefore made a decision to de-emphasize that business. Utilizing discounted cash flows to determine the fair value of the VALUStix business, the Company determined that the carrying amount of goodwill exceeded the fair value of the business and recorded an impairment charge of $960,000 during the second quarter of fiscal 2004. The primary factor leading to the impairment was substantially lower cash flow forecasts due to the inability to integrate the VALUStix business into the POPS program.

As of September 30, 2004, there is no goodwill remaining associated with the VALUStix acquisition.

3.	Line of Credit. On September 16, 2004, the Company entered into a Financing Agreement, Security Agreement and Revolving Note (collectively, “the Credit Agreement”) with Itasca Business Credit, Inc. that provides for borrowings up to $1,500,000 for twelve months, subject to collateral availability. The borrowings are secured by all of the Company’s assets. The Credit Agreement provides that borrowings will bear interest at 2.5% over prime, with a minimum monthly interest charge of $2,500, and an annual fee of 1% of the Revolving Note payable. The Credit Agreement includes various other customary terms and conditions. There were no borrowings outstanding as of September 30, 2004.

4.	Commitments and Contingencies.
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

On September 23, 2004, the Company brought suit against News Corporation, LTD (News Corp.), News America, and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws. In this action, the Company has alleged that News Corp., through its wholly owned subsidiary, News America, has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. During the nine months ended September 30, 2004 the Company incurred legal fees of $2,154,000 related to the News America litigation.

The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for minimum annual program levels. If those minimum levels are not met, the Company is obligated to pay the contractual difference to the retailers on a quarterly or annual basis. The Company calculates these estimated minimum payments based on actual activity to date. Due to the annual nature of these contracts, increased activity with these retailers in subsequent fiscal quarters could decrease the estimated payment amounts recorded in the current period. During the nine months ended September 30, 2004 and 2003 the Company incurred approximately $2,099,000 and $615,000 of costs related to these minimums. The amounts were recorded in Cost of Services in the Statements of Operations.

5.	Concentrations. During the nine months ended September 30, 2004 three customers accounted for 16%, 12% and 10% of the Company’s total net sales. At September 30, 2004 these customers represented 38% of the Company’s total accounts receivable. During the nine months ended September 30, 2003 one customer accounted for 18% of the Company’s total net sales.

Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Insignia Systems, Inc. markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company’s products include the Insignia Point-of-Purchase Services (POPS) in-store advertising program, which includes the Insignia POPSign program, thermal sign card supplies for the Company’s SIGNright and Impulse systems, Stylus software and laser printable cardstock and label supplies.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.7	54.7	64.7	56.5

Gross profit	39.3	45.3	35.3	43.5
Operating expenses:
Selling	27.4	29.0	29.6	31.4
Marketing	5.4	4.6	5.4	5.1
General and administrative	33.3	9.9	27.1	11.8
Impairment of goodwill	—	—	6.4	—

Total operating expenses	66.1	43.5	68.5	48.3

Operating income (loss)	(26.8)	1.8	(33.2)	(4.8)
Other income (expense)	.3	0.2	—	0.2

Net income (loss)	(26.5)%	2.0%	(33.2)%	(4.6)%

The Company experienced a significant decrease in net sales in the third quarter of 2004 compared to the third quarter of 2003 due to a decrease in the number of POPSign programs during the quarter.

The Company experienced a significant loss during the third quarter of 2004 due to the following reasons:

  Decrease in net sales;
  Decrease in gross profit due to larger amounts due to retailers under minimum guarantees; and
  Increased general and administrative expenses due to significant legal fees related to the ongoing litigation.

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
  accounting for accrued retailer guarantees; and
  stock-based compensation.

Three and Nine Months ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

Net Sales.   Net sales for the three months ended September 30, 2004 decreased 25% to $5,337,000 compared to $7,110,000 for the three months ended September 30, 2003. Net sales for the nine months ended September 30, 2004 decreased 27% to $15,115,000 compared to $20,833,000 for the nine months ended September 30, 2003.

Service revenues from our POPS programs for the three months ended September 30, 2004 decreased 27% to $4,524,000 compared to $6,180,000 for the three months ended September 30, 2003. Service revenues from our POPS programs for the nine months ended September 30, 2004 decreased 31% to $12,237,000 compared to $17,814,000 for the nine months ended September 30, 2003. The decreases were primarily due to a significant reduction in the number of POPSign programs sold to customers (consumer packaged goods manufacturers) during the periods. Our POPSign revenues fluctuated significantly quarter to quarter during 2003 and the first nine months of 2004 and did not follow the same pattern of seasonality we have historically experienced. The quantity of POPSign programs varies depending on customers’ buying habits, which do not follow a consistent pattern. The customers buying in any given quarter vary from period to period. Sales of POPSigns declined on a quarter to prior year quarter basis beginning in the fourth quarter of 2003 and continuing through the third quarter of 2004. We currently expect that the fourth quarter of 2004 will have higher revenues than the prior fiscal year. The trend of POPSign sales during 2004 has increased from the first quarter of 2004 to the second quarter of 2004, from the second quarter to the third quarter of 2004, and is expected to remain about the same from the third quarter to the fourth quarter based on customer orders for the fourth quarter. Included within the service revenues for the nine months ended September 30, 2004 was $158,000 of VALUStix revenue. There was no VALUStix revenue during the third quarter of 2004.

Product sales for the three months ended September 30, 2004 decreased 13% to $813,000, compared to $930,000 for the three months ended September 30, 2003. Product sales for the nine months ended September 30, 2004 decreased 5% to $2,878,000 compared to $3,019,000 for the nine months ended September 30, 2003.

Gross Profit.   Gross profit for the three months ended September 30, 2004 decreased 35% to $2,098,000 compared to $3,220,000 for the three months ended September 30, 2003. Gross profit for the nine months ended September 30, 2004 decreased 41% to $5,340,000 compared to $9,068,000 for the nine months ended September 30, 2003. Gross profit as a percentage of total net sales decreased to 39.3% for the three months ended September 30, 2004, compared to 45.3% for the three months ended September 30, 2003. Gross profit as a percentage of total net sales decreased to 35.3% for the nine months ended September 30, 2004, compared to 43.5% for the nine months ended September 30, 2003.

Gross profit from our POPS program revenues for the three months ended September 30, 2004 decreased 40% to $1,693,000 compared to $2,841,000 for the three months ended September 30, 2003. Gross profit from our POPS program revenues for the nine months ended September 30, 2004 decreased 49% to $3,970,000 compared to $7,779,000 for the nine months ended September 30, 2003. Gross profit as a percentage of POPS program revenues for the three months ended September 30, 2004 decreased to 37.4% compared to 46.0% for the three months ended September 30, 2003. Gross profit as a percentage of POPS program revenues for the nine months ended September 30, 2004 decreased to 32.4%, compared to 43.7% for the nine months ended September 30, 2003. The decreases were primarily due to increased amounts due to retailers under minimum contract guarantees and the effect of fixed costs on significantly lower POPS program revenues. We currently expect that the gross profit for the fourth quarter of 2004 will be similar to the gross profit for the third quarter of 2004.

Gross profit from our product sales for the three months ended September 30, 2004 increased 7% to $405,000 compared to $379,000 for the three months ended September 30, 2003. Gross profit from our product sales for the nine months ended September 30, 2004 increased 6% to $1,370,000 compared to $1,289,000 for the nine months ended September 30, 2003. The increases were primarily due to a change in product mix as well as reduced overhead expenses. Gross profit as a percentage of product sales was 49.8% for the three months ended September 30, 2004 compared to 40.8% for the three months ended September 30, 2003. Gross profit as a percentage of product sales was 47.6% for the nine months ended September 30, 2004 compared to 42.7% for the nine months ended September 30, 2003.

Operating Expenses

Selling.   Selling expenses for the three months ended September 30, 2004 decreased 29% to $1,462,000 compared to $2,062,000 for the three months ended September 30, 2003, primarily due to a decrease in the number of sales related employees and decreased commissions expense related to lower total net sales. Selling expenses as a percentage of total net sales decreased to 27.4% for the three months ended September 30, 2004 compared to 29.0% for the three months ended September 30, 2003, due to the factors discussed above, net of the effect of lower net sales during the quarter. Included within selling expenses was $85,000 and $226,000 of VALUStix operating expenses for the three months ended September 30, 2004 and 2003.

Selling expenses for the nine months ended September 30, 2004 decreased 31% to $4,475,000 compared to $6,532,000 for the nine months ended September 30, 2003. Selling expenses as a percentage of total net sales decreased to 29.6% for the nine months ended September 30, 2004 compared to 31.4% for the nine months ended September 30, 2003, due to the factors discussed above, net of the effect of lower net sales during the nine months. Included within selling expenses was $313,000 and $791,000 of VALUStix operating expenses for the nine months ended September 30, 2004 and 2003.

We expect selling expenses during 2004 to be lower than 2003 due to reduced operating expenses related to VALUStix, reductions in the number of sales related employees and lower commissions due to lower net sales.

Marketing.   Marketing expenses for the three months ended September 30, 2004 decreased 12% to $288,000 compared to $329,000 for the three months ended September 30, 2003, primarily due to planned reductions in discretionary expenses and reduced personnel. Marketing expenses as a percentage of total net sales increased to 5.4% for the three months ended September 30, 2004 compared to 4.6% for the three months ended September 30, 2003, due to the effect of lower net sales during the quarter, net of the factors discussed above.

Marketing expenses for the nine months ended September 30, 2004 decreased 23% to $828,000 compared to $1,069,000 for the nine months ended September 30, 2003. Marketing expenses as a percentage of total net sales increased to 5.5% for the nine months ended September 30, 2004 compared to 5.1% for the nine months ended September 30, 2003, due to the effect of lower net sales during the nine months, net of the factors discussed above.

We expect marketing expenses during 2004 to be lower than 2003 due to the planned reductions in discretionary expenses and reduced personnel.

General and administrative.   General and administrative expenses for the three months ended September 30, 2004 increased 153% to $1,777,000 compared to $703,000 for the three months ended September 30, 2003, primarily due to higher legal fees and costs of $96,000 related to the terminated private placement. General and administrative expenses as a percentage of total net sales increased to 33.3% for the three months ended September 30, 2004 compared to 9.9% for the three months ended September 30, 2003, due to the legal fees and private placement costs and expenses and the effect of lower net sales during the quarter.

General and administrative expenses for the nine months ended September 30, 2004 increased 66% to $4,090,000 compared to $2,469,000 for the nine months ended September 30, 2003. General and administrative expenses as a percentage of total net sales increased to 27.1% for the nine months ended September 30, 2004 compared to 11.9% for the nine months ended September 30, 2003, due to the factors discussed above.

We expect general and administrative expenses during 2004, exclusive of legal fees, to be similar to 2003. Legal fees were $1,165,000 and $2,308,000 for the three and nine months ended September 30, 2004 compared to $154,000 and $599,000 for the three and nine months ended September 30, 2003. The significant legal fees in each period were incurred primarily in connection with News America lawsuits, one of which was settled in November 2002, an additional one initiated against the Company in October 2003, that has not yet been settled nor dismissed, as well as an additional one initiated by the Company in September 2004 which has not been settled or dismissed. We currently expect the amount of additional legal fees that will be incurred in connection with the ongoing lawsuits will be significant throughout the remainder of 2004.

Impairment of Goodwill.The Company was not successful in accomplishing its 2004 plan for VALUStix based on a number of factors and therefore made a decision to de-emphasize that business. Utilizing discounted cash flows to determine the fair value of the VALUStix business, the Company determined that the carrying amount of goodwill exceeded the fair value of the business and recorded an impairment charge of $960,000 during the second quarter of fiscal 2004. The primary factor leading to the impairment was substantially lower cash flow forecasts due to the inability to integrate the VALUStix business into the POPS program.

As of September 30, 2004, there is no goodwill remaining associated with the VALUStix acquisition.

Other Income (Expense).   Other income (expense) for the three months ended September 30, 2004 and September 30, 2003 was $16,000. Lower average cash and cash equivalent balances for the three months ended September 30, 2004 were offset by higher interest rates resulting in comparable interest income. Other income for the nine months ended September 30, 2004 was $(1,000) compared to $50,000 for the nine months ended September 30, 2003. The differences were due to a decrease in interest income due to lower cash balances and a one-time fee of $45,000 to move to the Nasdaq SmallCap Market.

Net Income (Loss).   Our net loss for the three months ended September 30, 2004 was $(1,413,000) compared to net income of $142,000 for the three months ended September 30, 2003. Our net loss for the nine months ended September 30, 2004 was $(5,014,000) compared to $(952,000) for the nine months ended September 30, 2003.

Liquidity and Capital Resources

Net cash used in operating activities was $1,579,000 during the nine months ended September 30, 2004. This cash flow was comprised of cash used in operations of $3,862,000 and cash provided as a result of working capital changes of $2,283,000. Cash provided as a result of the decrease in accounts receivable of $252,000 was due to improved collection activity during 2004. Accounts payable and accrued liabilities provided $425,000 and $1,220,000, respectively, due to normal payment patterns associated with legal and retailer guarantee expenses.

Net cash of $75,000 was used in investing activities during the nine months ended September 30, 2004 due to the purchase of property and equipment. No major capital expenditures are expected in the remainder of 2004.

Net cash of $126,000 was provided by financing activities during the nine months ended September 30, 2004 from the issuance of common stock, net of expenses. The issuance of common stock related to the exercise of stock options and the issuance of shares related to the employee stock purchase plan.

As of September 30, 2004, the Company has no outstanding purchase commitments for capital improvements.

On September 16, 2004, the Company entered into a Financing Agreement, Security Agreement and Revolving Note (collectively, “the Credit Agreement”) with Itasca Business Credit, Inc. that provides for borrowings up to $1,500,000 for twelve months, subject to collateral availability. The borrowings are secured by all of the Company’s assets. The Credit Agreement provides that borrowings will bear interest at 2.5% over prime, with a minimum monthly interest charge of $2,500, and an annual fee of 1% of the Revolving Note payable. The Credit Agreement includes various other customary terms and conditions. There were no borrowings outstanding as of September 30, 2004.

At September 30, 2004, working capital was $2,236,000 compared to $5,797,000 at December 31, 2003. During the nine months ended September 30, 2004, cash and cash equivalents decreased $1,528,000 to $3,697,000. These reductions were due to significant legal fees, decreases in net sales and decreases in gross profit due to increased payments to retailers. As a result, the Company has implemented various initiatives to improve the operating performance of the Company. These initiatives include, but are not limited to, controlling its cost of sales expenses and the continued reduction of other operating expenses, including legal expenses. Management believes that this strategy, along with its current cash balance, positions the Company to fund short-term cash losses.

In the long-term, management believes it will be able to continue to fund operations through cash generated as a result of implementation of the initiatives discussed above, its financing agreement with Itasca Business Credit, Inc. and the proceeds from public and private equity placements. However, there can be no assurances that this will occur or the Company will secure financing from the sale of public and private equity placements when needed.

Cautionary Statement Regarding Forward Looking Information

Statements made in this quarterly report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward looking statements.” Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to: we have had significant losses in recent periods; we are involved in major litigation with a significant competitor resulting in significant legal fees; we are dependent on our contracts with retailers and our ability to renew those contracts when their terms expire; we may need additional external financing in the future which may not be available; our results of operations may be subject to significant fluctuations; we face intense competition from other providers of at-shelf advertising signage; reductions in advertising expenditures by branded product manufacturers due to changes in economic or other conditions would adversely affect us; we are dependent on the success of the Insignia POPS program; we are dependent on manufacturer partners achieving sales increases attributable to POPSigns; we are dependent on members of our management team; we have a significant amount of options and warrants outstanding that could affect the market price of our common stock; and the market price of our common stock has been volatile.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

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

On September 23, 2004, the Company brought suit against News Corporation, LTD (News Corp.), News America, and Albertson’s Inc. in Federal District C ourt in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws. In this action, the Company has alleged that News Corp., through its wholly owned subsidiary, News America, has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of Shareholders on September 14, 2004.

The shareholders present in person or by proxy voted to approve (a) the proposed sale of up to 3,785,800 shares of the Company’s Common Stock by the Company to a group of institutional investors in a private placement, and (b) the issuance of a warrant to purchase up to 189,290 additional shares to the Company’s placement agent, which require shareholder approval under Nasdaq rules for continued listing of the Company’s shares on Nasdaq. The vote consisted of 7,159,166 shares in favor, 150,560 shares against, 12,631 shares abstaining and 0 broker non-votes.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits are included herein:

10 Severance Agreement and General Release 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer 32 Section 1350 Certification

(b)	Reports on Form 8-K

July 21, 2004	The Company filed a report on Form 8-K on July 21, 2004 under Item 5 regarding an amendment to its agreement with potential investors and under Item 12 to report the financial information regarding the quarter and six months ending June 30, 2004.

August 30,2004	The Company filed a report on Form 8-K on August 30, 2004 under Item 5 to report the resignation of the Company's Vice President of Finance and Chief Financial Officer.

September 22, 2004	The Company filed a report on Form 8-K on September 22, 2004 under Item 1 to report the termination of its agreement with potential investors, and under Item 2 to report a credit agreement that provides for borrowings up to $1,500,000.

October 21, 2004	The Company filed a report on Form 8-K on October 21, 2004 under Item 2 to report the financial information regarding the quarter and nine months ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2004	Insignia Systems, Inc.

(Registrant)

/s/ Scott F. Drill

Scott F. Drill
President and
Chief Executive Officer (Principal Executive Officer)

/s/ Justin W. Shireman

Justin W. Shireman
Controller
(Principal Accounting Officer)