Form 10-K
period 2004-12-31
INSIGNIA SYSTEMS INC/MN
filed 2005-03-30
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004	Commission File Number 1-13471

INSIGNIA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes  [     ]     No  [  X  ]

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the second quarter (June 30, 2004) was approximately $14,288,000 based upon the last sale price of the registrant’s Common Stock on such date.

        Number of shares outstanding of Common Stock, $.01 par value, as of March 25, 2005, was 15,001,856.

DOCUMENTS INCORPORATED BY REFERENCE:
Insignia Systems, Inc. Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on May 18, 2005 (Part III – Items 10, 11, 12, 13 and 14)

PART I.

Item 1.   Business

General

        Insignia Systems, Inc., (the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company has been in business since 1990. Since 1998, the Company has been focusing on providing in-store services through the Insignia Point-Of-Purchase Services (POPS) in-store advertising program. Insignia POPS® includes the Insignia POPSign® program.

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

The Company’s Internet address is www.insigniasystems.com. The Company has made available on its Web site all of the reports it files with the SEC. Copies can also be obtained free of charge by requesting them from Insignia Systems, Inc., 6470 Sycamore Court North, Maple Grove, Minnesota 55369-6032; Attention: CFO; telephone 763-392-6200.

Industry and Market Background

        According to Point-Of-Purchase Advertising International (POPAI), an industry non-profit trade association, more than 70% of brand purchase decisions are being made in-store. As a result, product manufacturers are constantly seeking in-store vehicles to motivate consumers to buy their branded products. Industry studies estimate that manufacturers spend approximately $17.56 billion annually on retail, point-of-purchase and in-store services. The Company’s market studies indicate that the shelf-edge sign represents the final and best opportunity for manufacturers to convince the consumer to buy. In fact, a 1996 industry study concluded the shelf is second only to end-aisle displays for in-store effectiveness.

Many consumers seek product information beyond price in order to make educated buying decisions. The Company’s marketing studies indicate the most effective sign contains information supplied by the product manufacturer in combination with the retailer’s price and design look.

Company Products

Insignia’s POPSign Program
        Insignia’s POPSign program is an in-store, shelf-edge, point-of-purchase advertising program that enables manufacturers to deliver product-specific messages quickly and accurately – in designs and formats that have been pre-approved and supported by participating retailers. Insignia POPSigns deliver vital product selling information from manufacturers, such as product uses and features, nutritional information, advertising tag lines and product images. The brand information is combined with the retailer’s store-specific prices and is displayed on the retailer’s unique sign format that includes their logo, headline and store colors. Each sign is displayed directly in front of the manufacturer’s product in the participating retailer’s stores. Insignia’s POPSign program offers special features and enhancements, such as Advantage and Custom Advantage headers that allow manufacturers to add visibility and highlight any message at-shelf. Insignia offers Color POPSigns with customizable, image-building full-color graphics. Insignia UltraColor® POPSigns offer 75 percent more area for the full-color creative than Color POPSigns.

Utilizing proprietary technology, the Company collects and organizes the data from both manufacturers and retailers, then formats, prints and delivers the signs to retailers for distribution and display. Store personnel place the signs at the shelf for two-week or four-week display cycles. The Company charges manufacturers for the signs placed in stores for each cycle. Retailers are paid a flat fee per sign, per display cycle, by the Company based upon compliance and retailer-supplied product movement data provided to Insignia.

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

Cardstock for the two systems are sold by the Company in a variety of sizes and colors that can be customized to include pre-printed custom artwork, such as a retailer’s logo. Approximately 7% of 2004 revenues came from the sale of cardstock. The Company expects this percentage to be lower in the future.

Stylus Software
        In late 1993, the Company introduced Stylus, a PC-based software application used by retailers to produce signs, labels, and posters. The Stylus software allows retailers to create signs, labels and posters by manually entering the information or by importing information from a database. Approximately 2% of 2004 revenues came from the sale of Stylus products and maintenance. The Company expects this percentage to be lower in the future.

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

During 2004, 2003 and 2002, foreign sales accounted for approximately 1%, 1% and 2% of total net sales. The Company expects sales to foreign distributors will be less than 1% of total net sales in 2005.

Competition

Insignia’s POPSign Program
        The Insignia POPSign program is competing for the marketing expenditures of branded product manufacturers for at-shelf advertising-related signage. The Insignia POPSign program has two major competitors in its market: News America Marketing In-Store®, Inc. (News America) and FLOORgraphics®, Inc. (FLOORgraphics).

News America offers a network for in-store advertising, promotion and sales merchandising services. News America has branded its in-store shelf signage products as SmartSource Shelftalksm, SmartSource Shelfvisionsm and SmartSource Price Pop®.

FLOORgraphics offers a network for in-store advertising and promotion programs. FLOORgraphics has branded its advertising shelf signage product SHELFplus! ®.

The main strengths of the Insignia POPSign program in relation to its competitors are:

– the linking of manufacturers to retailers at a central coordination point
–   providing a complete “call to action”
–   supplying product-specific and store-specific messages at the retail shelf
–   delivering vital product information and store-specific prices
–   short lead times
– significant sales increases

Patents and Trademarks

        The Company has developed and is using a number of trademarks, service marks, slogans, logos and other commercial symbols to advertise and sell its products. The Company owns U.S. registered trademarks for Insignia Systems, Inc. ® (and Design), Insignia POPS®, POPS Select®, Insignia Color POPS®, Insignia POPSign®, UltraColor®, VALUStix®, Stylus®, Stylus Work Center ®, SIGNright®, Impulse®, DuraSign®, I-Care®, Check This Out® and Moment of Truth®.

The Company is in the process of obtaining trademark registration in the United States for the trademarks “Insignia E-POPS,” “POPSRx,” and “POPS Ads.”

The barcode which the Company uses on the sign cards for the Impulse and SIGNright Sign Systems was also developed by the Developer, which has granted the Company an exclusive worldwide license of its rights to the barcode. The license requires the Company to pay a royalty of 1% of the net sales price received by the Company on cardstock or other supply items that bear the barcode used by the Impulse and SIGNright Sign Systems. Although a patent has been issued to the Developer, which covers the use of the barcode, there is no assurance that the Company will be able to prevent other suppliers of cardstock from copying the barcode used by the Company. However, the Company believes that the number, relatively small size and geographic dispersal of Impulse and SIGNright users, their relationship with the Company and the Company’s retention of its customer list as a trade secret will discourage other sign card suppliers from offering bar-coded sign cards for use on the Impulse and SIGNright machines.

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

Customers

        Nestle Co., Kellogg Company and SC Johnson accounted for 16%, 11% and 11% of the Company’s total net sales for the year ended December 31, 2004. Pfizer, Inc. and Nestle Co. accounted for 16% and 12% of the Company’s total net sales for the year ended December 31, 2003. Kellogg Company accounted for 13% of the Company’s total net sales for the year ended December 31, 2002.

Backlog

        Sales backlog at February 28, 2005 was approximately $11 million, all of which is for delivery during 2005. The orders are believed to be firm but there is no assurance that all of the backlog will actually result in revenues. Sales backlog at February 29, 2004 was approximately $11 million.

Seasonality

        The Company’s results of operations have fluctuated from quarter to quarter due to variations in net sales and operating expenses. In prior years, the Company generated a significant portion of operating income in the fourth quarter of the fiscal year because of seasonal events that affected when customers purchased Insignia POPSign programs. POPSign revenues for 2003 did not reflect the same seasonality pattern; however, in 2004 the fourth quarter was again the strongest quarter for POPSign revenues. It is unclear whether there will be a consistent seasonality pattern in the future.

Any factor that negatively affects net sales or increases operating expenses could negatively affect annual results of operations, and in particular, quarterly results. As a result of the seasonality of the business, the Company may incur losses in a given quarter and fluctuations in working capital. In certain quarters the Company may realize strong sales, but due to increased sales promotion activities and investments in growing the business, we may experience reduced operating income. The results of operations fluctuate from quarter to quarter as a result of the following:

      The timing of seasonal events for customers;
      The timing of new retail stores being added;
      Minimum program level commitments to retailers, and
      Litigation fees.

Employees

        As of February 28, 2005, the Company had 85 employees, including all full-time and part-time employees.

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

In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York. In this action, News America has alleged that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with retailers and prospective economic advantage, and has engaged in unfair competition. The suit seeks unspecified damages and injunctive relief. The Company filed a Motion to Dismiss in February 2004. In June 2004 News America amended the suit against the Company and the Company filed an amended Motion to Dismiss in August 2004. The Company is awaiting decision by the Court. Discovery has been stayed in this action. The Company believes the allegations are without merit and that the Company will prevail.

In September 2004, the Company brought suit against News Corporation, LTD (News Corp.), News America, and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws. In this action, the Company has alleged that News Corp., through its wholly owned subsidiary, News America, has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. The defendants have filed a Motion to Dismiss, which is awaiting decision by the Court.

During the year ended December 31, 2004, the Company incurred legal fees of $2,712,000 related to these lawsuits and expects to continue to incur significant expenses until the litigation is concluded.

Item 4.   Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

Item 4A.   Executive Officers of the Registrant

        The names, ages and positions of the Company’s executive officers are as follows:

Name	Age	Position

Scott F. Drill	52	President and Chief Executive Officer, Secretary, Treasurer and Director
Gary L. Vars	64	President, POPS Division and Director
Thomas N. Wilkolak	56	Executive Vice President and General Manager, POPS Division

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

        Gary L. Vars has been President of the POPS Division since December 2002. Mr. Vars was Chairman of the Board of Directors from March 2001 to March 2004. From September 1998 to December 2002, he held the position of Executive Vice President and General Manager of the POPS Division. Prior to joining the Company in 1998, Mr. Vars spent 22 years as a marketing and business development consultant to Fortune 500 companies. From 1966 to 1976, Mr. Vars held various management positions at The Pillsbury Co., including Director of Marketing and New Product Development, Grocery Products Division.

        Thomas N. Wilkolak has been Executive Vice President and General Manager of the POPS Division since December 2003. From May 2003 to December 2003, he held the position of Executive Vice President of Sales and Marketing of the POPS Division. From June 2002 to May 2003, he held the position of Vice President, Business Development of the POPS Division. Prior to joining the Company in 2002, Mr. Wilkolak held various general management positions with Carlson Companies and Gage Marketing Group. From 1978 until 1990, Mr. Wilkolak held various management positions in sales and marketing at The Pillsbury Company, including Group Marketing Manager and Vice President Sales of the Frozen Foods Division.

PART II.

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        The Company’s common stock trades on the Nasdaq Small Cap Market under the symbol ISIG. The following table sets forth the range of high and low bid prices reported on the Nasdaq System. These quotations represent prices between dealers and do not reflect retail market-ups, markdowns or commission.

2004	High	Low	2003	High	Low

First Quarter	$3.09	$1.50	First Quarter	$10.51	$3.51
Second Quarter	2.01	1.20	Second Quarter	6.70	3.73
Third Quarter	1.60	.62	Third Quarter	7.00	4.45
Fourth Quarter	2.30	.75	Fourth Quarter	4.78	2.00

Approximate Number of Holders of Common Stock

        As of February 28, 2005, the Company had one class of Common Stock beneficially held by approximately 2,540 owners.

Dividends

        The Company has never paid cash dividends on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

Item 6.   Selected Financial Data
(In thousands, except per share amounts.)

For the Years Ended December 31	2004	2003	2002	2001	2000

Net sales	$20,992	$26,138	$24,821	$19,933	$12,830
Operating income (loss)	(4,867)*	(4,316)**	411	119	(809)
Net income (loss)	(4,858)	(4,252)	333	121	(824)
Net income (loss) per share:
Basic and diluted	$(0.38)	(0.35)	$.03	$.01	$(.08)
Shares used in calculation of
Net income (loss) per share:
Basic	12,687	12,259	10,872	10,470	9,880
Diluted	12,687	12,259	11,800	11,540	9,880
Working capital	$4,813	$5,797	$7,324	$2,883	$2,362
Total assets	9,921	11,676	16,722	6,631	5,065
Total shareholders’ equity	5,333	7,822	11,258	3,239	2,612

*	Includes a $960 impairment of goodwill more fully described in Note 2 to the financial statements.
**	Includes a $2,133 impairment of goodwill more fully described in Note 2 to the financial statements.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following discussion should be read in conjunction with the financial statements and the related notes included in this Report. This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in “Cautionary Statements Regarding Forward-Looking Information” and elsewhere in this Report.

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

Year ended December 31	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	62.2	58.1	49.1

Gross profit	37.8	41.9	50.9
Operating expenses:
Selling	27.7	32.3	29.6
Marketing	5.2	5.3	7.8
General and administrative	23.5	12.6	11.9
Impairment of goodwill	4.6	8.2	—

Total operating expenses	61.0	58.4	49.3

Operating income (loss)	(23.2)	(16.5)	1.6
Other income (expense)	0.1	0.2	(0.3)

Net income (loss)	(23.1)%	(16.3)%	1.3%

Critical Accounting Policies

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, income taxes, and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

We believe that the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our financial statements:

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

Income Taxes.   The Company records income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is established when management determines it is more likely than not that a deferred tax asset is not realizable in the foreseeable future. At December 31, 2004, all of the Company’s net deferred tax assets were offset with a valuation allowance, which amounted to $9.6 million. The Company cannot be certain that it will be more likely than not that these deferred tax assets will be realized in future years.

Accrued Retailer Guarantees.   The Company has contracts with many retailers that provide for the retailer to be paid on a per sign basis for the services rendered by the retailer to hang the Company’s POPSigns in their respective stores. Some of the retailer contracts provide for minimum annual payment amounts. If those minimum levels are not met based upon the annual activity with those retailers, the Company is obligated to pay the contractual difference to the retailers. Excess amounts to be paid are computed and recorded on a monthly basis and paid on either a quarterly basis or annual basis. These amounts are included as expense within Cost of Services and thus affect the Company’s gross profit margin.

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

On December 16, 2004, the FASB issued an amendment to SFAS No. 123, Share-Based Payment, (“SFAS No. 123R”), which will be effective for public companies in periods beginning after June 15, 2005. We are required to implement the proposed standard no later than the quarter that begins July 1, 2005. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We are currently evaluating option valuation methodologies and assumptions. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted by us. We expect to continue to grant stock-based compensation to employees, and the adoption of the new standard will have a material impact on our future results of operations.

Acquisition

In December 2002, the Company acquired all of the assets comprising the VALUStix business from Paul A. Richards, Inc., a New York company (“PAR”), for $3,000,000 in cash, plus a five-year royalty based on annual net sales over a threshold amount, pursuant to an Asset Purchase Agreement between the Company and PAR.

The Company was not successful in integrating the VALUStix business into the POPS program during 2003 and 2004 based on a number of factors and therefore made a decision to de-emphasize that business. Utilizing discounted cash flows to determine the fair value of the VALUStix business, the Company determined that the carrying amount of goodwill exceeded the fair value of the business. As a result, the Company wrote-off the goodwill associated with the acquisition in the fourth quarter of 2003 and second quarter of 2004. The primary factor leading to the impairment was the continued inability of the VALUStix acquisition to generate positive cash flow from operations.

As of December 31, 2004, there is no goodwill remaining associated with the VALUStix acquisition.

Fiscal 2004 Compared to Fiscal 2003

Net Sales.   Net sales for the year ended December 31, 2004 decreased 19.7% to $20,992,000 compared to $26,138,000 for the year ended December 31, 2003.

Service revenues from our POPSign programs for the year ended December 31, 2004 decreased 21.7% to $17,341,000 compared to $22,155,000 for the year ended December 31, 2003. The decrease was primarily due to a significant reduction in the number of POPSign programs sold to customers (consumer packaged goods manufacturers) during the year. Our POPSign revenues fluctuated significantly quarter to quarter during 2003 and 2004 and in 2003 did not follow the same pattern of seasonality we have historically experienced. The volume of POPSign programs and the customers buying in any given quarter varies depending on customers’ buying habits.

Product sales for the year ended December 31, 2004 decreased 8.3% to $3,651,000 compared to $3,983,000 for the year ended December 31, 2003. The decrease was primarily due to decreasing sales of our other product categories based on decreased demand for those products from our customers.

Gross Profit.   Gross profit for the year ended December 31, 2004 decreased 27.7% to $7,930,000 compared to $10,965,000 for the year ended December 31, 2003. Gross profit as a percentage of total net sales decreased to 37.8% for 2004 compared to 41.9% for 2003.

Gross profit from our POPSign program revenues for the year ended December 31, 2004 decreased 33.2% to $6,205,000 compared to $9,286,000 for the year ended December 31, 2003. The decrease was primarily due to increased amounts due to retailers under minimum contract guarantees and the effect of fixed costs on significantly lower POPS program revenues. Gross profit as a percentage of POPSign program revenues decreased to 35.8% for 2004 compared to 41.9% for 2003, due to the factors discussed above. Gross profit from our POPSign revenues fluctuated significantly quarter to quarter during 2004. The fluctuations are due to a number of factors including level of revenues and related levels of guaranteed payments to retailers, as well as average price per sign.

Gross profit from our product sales for the year ended December 31, 2004 increased 2.7% to $1,725,000 compared to $1,679,000 for the year ended December 31, 2003. Gross profit as a percentage of product sales increased to 47.2% for 2004 compared to 42.2% for 2003. The increases were primarily due to changes in product mix as well as reduced overhead expenses.

Operating Expenses

Selling.   Selling expenses for the year ended December 31, 2004 decreased 31.3% to $5,809,000 compared to $8,459,000 for the year ended December 31, 2003, primarily due to a decrease in the number of sales related employees, decreased commissions expense related to lower total net sales, decreased travel related expense and decreased retailer compliance audit expense. Selling expenses as a percentage of total net sales decreased to 27.7% in 2004 compared to 32.3% in 2003, due to the decreases described, as well as the effect of decreased total net sales.

Marketing.   Marketing expenses for the year ended December 31, 2004 decreased 20.8% to $1,095,000 compared to $1,383,000 for the year ended December 31, 2003, primarily due to planned reductions in discretionary expenses and reduced personnel. Marketing expenses as a percentage of total net sales decreased to 5.2% in 2004 compared to 5.3% in 2003, due to the effect of lower net sales net of the expense reductions discussed above.

General and Administrative.   General and administrative expenses for the year ended December 31, 2004 increased 49.2% to $4,933,000 compared to $3,306,000 for the year ended December 31, 2003, primarily due to legal fees. General and administrative expenses as a percentage of total net sales increased to 23.5%

in 2004 compared to 12.6% in 2003, primarily due to legal fees and the effect of lower net sales. We expect general and administrative expenses, exclusive of legal fees, to increase slightly in 2005 due to increased costs related to complying with Sarbanes-Oxley and other requirements. Legal fees were $2,712,000 for the year ended December 31, 2004 compared to $976,000 for the year ended December 31, 2003. The legal fees in each year were incurred primarily in connection with the News America lawsuits, one initiated against the Company in October 2003, that has not yet been settled or dismissed, as well as a second one initiated by the Company in September 2004 that has not been settled or dismissed. We currently expect the amount of legal fees that will be incurred in connection with the ongoing lawsuits to be significant throughout 2005. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Impairment of Goodwill.   See discussion under Acquisition.

Other Income (Expense).   Other income (net) for the year ended December 31, 2004 was $9,000 compared to other income (net) of $64,000 for the year ended December 31, 2003. The difference was due to a one-time fee in 2004 to move to the Nasdaq SmallCap Market and interest expense in the last quarter of 2004 related to advances on the line of credit put in place in September 2004.

Net Income.   Our net loss for the year ended December 31, 2004 was $(4,858,000) compared to $(4,252,000) for the year ended December 31, 2003.

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

General and Administrative.   General and administrative expenses for the year ended December 31, 2003 increased 12.1% to $3,306,000 compared to $2,948,000 for the year ended December 31, 2002, primarily due to additions to our management team and the increased cost of our new facilities. General and administrative expenses as a percentage of total net sales increased to 12.6% in 2003 compared to 11.9% in 2002, primarily due to the factors discussed above. Legal fees were $976,000 for the year ended December 31, 2003 compared to $978,000 for the year ended December 31, 2002. The significant legal fees in each year were incurred primarily in connection with the News America lawsuits, one of which was settled in November 2002 and a second one initiated in October 2003, that has not yet been settled nor dismissed.

Impairment of Goodwill.   See discussion under Acquisition.

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

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private equity placements. At December 31, 2004, working capital was $4,813,000 compared to $5,797,000 at December 31, 2003. During the same period total cash and cash equivalents increased $931,000.

Net cash used in operating activities during 2004 was $1,582,000, primarily due to the $4,858,000 net loss, net of the $960,000 non-cash impairment of goodwill. Accounts receivable decreased $1,094,000 in 2004 due to improved collection activity during 2004. Accounts payable decreased $163,000. Deferred revenue decreased $341,000 due to the timing of the POPS program cycles at year-end. The Company expects accounts receivable and accounts payable to fluctuate during 2005 depending on the level of quarterly POPS revenues. The Company expects inventory levels to remain flat during 2005. Accrued liabilities increased $1,010,000 during 2004 primarily due to contractual increases in retailer minimum program level commitments.

Net cash of $84,000 was used in investing activities in 2004 due to the purchase of property and equipment. At December 31, 2004, the Company had no outstanding purchase commitments for capital improvements. No major capital expenditures are expected in 2005.

Net cash of $2,597,000 was provided by financing activities, including $2,369,000 from the issuance of common stock, net of expenses, and $228,000 of proceeds from the line of credit. The issuance of common stock included $2,243,000, net of expenses, related to a private placement of 2,490,000 shares to a small group of accredited investors during December 2004. The remaining amount is related to the exercise of stock options and the issuance of shares related to the Employee Stock Purchase Plan.

On September 16, 2004, the Company entered into a Financing Agreement, Security Agreement and Revolving Note (collectively, “the Credit Agreement”) with Itasca Business Credit, Inc. that initially provided for borrowings up to $1,500,000 for twelve months, subject to collateral availability. The borrowings are secured by all of the Company’s assets. The Credit Agreement provides that borrowings will bear interest at 2.5% over prime, with a minimum monthly interest charge of $2,500, and an annual fee of 1% of the Revolving Note payable. The Credit Agreement includes various other customary terms and conditions. On November 22, 2004, the Company entered into an amendment to the Credit Agreement to extend the term to April 20, 2006. There were borrowings of $228,000 outstanding as of December 31, 2004.

At December 31, 2004, working capital was $4,813,000 compared to $5,797,000 at December 31, 2003. During 2004 cash and cash equivalents increased $931,000 to $6,156,000. The increase in cash and cash equivalents was primarily due to the proceeds from the private placement of the Company’s stock, partially offset by significant legal fees, decreases in net sales and decreases in gross profit due to increased payments to retailers. As a result, the Company has implemented various initiatives to improve the operating performance of the Company. These initiatives include, but are not limited to, controlling its cost of sales expenses and the continued reduction of other operating expenses, including legal expenses. Management believes that this strategy, along with its current cash balance, positions the Company to fund short-term cash losses.

In the long-term, management believes it will be able to continue to fund operations through cash generated as a result of implementation of the initiatives discussed above and POPSign revenue growth, its financing agreement with Itasca Business Credit, Inc. and the proceeds from public and private equity placements. However, there can be no assurances that this will occur or the Company will secure financing from the sale of public and private equity placements when needed.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2004:

Payments due by Period

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 years

Contractual Obligations:
Operating leases, excluding
operating costs	$3,500,000	$1,058,000	$1,219,000	$1,198,000	$25,000
Payments to retailers*	5,475,000	5,300,000	175,000	—	—
Purchase commitments	271,000	271,000	—	—	—

Total contractual obligations	$9,246,000	$6,629,000	$1,394,000	$1,198,000	$25,000

*As of December 31, 2004, the Company was in the process of negotiating renewals of various retailer agreements. Upon the completion of renewals, the annual commitment amounts for 2005, 2006 and thereafter could be in excess of the amounts above.

Cautionary Statement Regarding Forward-Looking Information

Statements made in this annual report on Form 10-K, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These risks and uncertainties include, but are not limited to: we have had significant losses in recent periods; we are involved in major litigation with a significant competitor resulting in significant legal fees; we are dependent on our contracts with retailers and our ability to renew those contracts when their terms expire; we may need additional external financing in the future which may not be available; our results of operations may be subject to significant fluctuations; we face intense competition from other providers of at-shelf advertising signage; reductions in advertising expenditures by branded product manufacturers due to changes in economic or other conditions would adversely affect us; we are dependent on the success of the Insignia POPS program; we are dependent on manufacturer partners achieving sales increases attributable to POPSigns; we are dependent on members of our management team; we have a significant amount of options and warrants outstanding that could affect the market price of our common stock; and the market price of our common stock has been volatile.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

The following are included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Insignia Systems, Inc.

        We have audited the accompanying balance sheet of Insignia Systems, Inc. as of December 31, 2004 and 2003 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material repects in relation to the basic financial statements taken as a whole.

/s/   Grant Thornton LLP

Minneapolis, Minnesota
February 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Insignia Systems, Inc.

We have audited the statements of operations, changes in shareholders’ equity and cash flows of Insignia Systems, Inc. for the year ended December 31, 2002. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Insignia Systems, Inc.’s operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/   Ernst & Young LLP

Minneapolis, Minnesota
January 31, 2003

Insignia Systems, Inc.
BALANCE SHEETS

As of December 31	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$6,156,000	$5,225,000
Accounts receivable – net of $50,000 allowance in 2004
and $140,000 in 2003	2,234,000	3,240,000
Inventories	495,000	710,000
Prepaid expenses and other	516,000	476,000

Total Current Assets	9,401,000	9,651,000

Property and Equipment:
Production tooling, machinery and equipment	1,656,000	1,759,000
Office furniture and fixtures	258,000	258,000
Computer equipment and software	697,000	688,000
Leasehold improvements	283,000	279,000

	2,894,000	2,984,000
Accumulated depreciation and amortization	(2,374,000)	(2,252,000)

Total Property and Equipment	520,000	732,000
Other Assets:
Goodwill	—	960,000
Other	—	333,000

Total Other Assets	—	1,293,000

Total Assets	$9,921,000	$11,676,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$228,000	$—
Accounts payable	1,929,000	2,092,000
Accrued liabilities
Compensation	426,000	384,000
Employee stock purchase plan	104,000	116,000
Legal	87,000	206,000
Retailer guarantees	1,429,000	335,000
Other	93,000	88,000
Deferred revenue	292,000	633,000

Total Current Liabilities	4,588,000	3,854,000

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 20,000,000
Issued and outstanding shares – 14,974,000 in 2004 and
12,412,000 in 2003	150,000	124,000
Additional paid-in capital	29,118,000	26,775,000
Accumulated deficit	(23,935,000)	(19,077,000)

Total Shareholders’ Equity	5,333,000	7,822,000

Total Liabilities and Shareholders’ Equity	$9,921,000	$11,676,000

See accompanying notes to financial statements

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS

Year Ended December 31	2004	2003	2002

Services revenues	$17,341,000	$22,155,000	$20,114,000
Products sold	3,651,000	3,983,000	4,707,000

Total Net Sales	20,992,000	26,138,000	24,821,000

Cost of services	11,136,000	12,869,000	10,023,000
Cost of goods sold	1,926,000	2,304,000	2,163,000

Total Cost of Sales	13,062,000	15,173,000	12,186,000

Gross Profit	7,930,000	10,965,000	12,635,000

Operating Expenses:
Selling	5,809,000	8,459,000	7,354,000
Marketing	1,095,000	1,383,000	1,922,000
General and administrative	4,933,000	3,306,000	2,948,000
Impairment of goodwill	960,000	2,133,000	—

Total Operating Expenses	12,797,000	15,281,000	12,224,000

Operating Income (Loss)	(4,867,000)	(4,316,000)	411,000

Other Income (Expense):
Interest income	67,000	73,000	52,000
Interest expense	(13,000)	(2,000)	(61,000)
Other expense	(45,000)	(7,000)	(69,000)

Total Other Income (Expense)	9,000	64,000	(78,000)

Net Income (Loss)	$(4,858,000)	$(4,252,000)	$333,000

Net income (loss) per share:
Basic	$(0.38)	$(0.35)	$0.03
Diluted	$(0.38)	$(0.35)	$0.03

Shares used in calculation of net income (loss) per share:
Basic	12,687,000	12,259,000	10,872,000
Diluted	12,687,000	12,259,000	11,800,000

See accompanying notes to financial statements

Insignia Systems, Inc.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 2001	10,614,000	$106,000	$18,018,000	$(14,885,000)	$3,239,000
Issuance of common stock, net	1,153,000	12,000	7,675,000	—	7,687,000
Other	—	—	(1,000)	—	(1,000)
Net income	—	—	—	333,000	333,000

Balance at December 31, 2002	11,767,000	118,000	25,692,000	(14,552,000)	11,258,000
Issuance of common stock, net	645,000	6,000	810,000	—	816,000
Warrant repricing	—	—	273,000	(273,000)	—
Net loss	—	—	—	(4,252,000)	(4,252,000)

Balance at December 31, 2003	12,412,000	124,000	26,775,000	(19,077,000)	7,822,000
Issuance of common stock, net	2,562,000	26,000	2,343,000	—	2,369,000
Net loss	—	—	—	(4,858,000)	(4,858,000)

Balance at December 31, 2004	14,974,000	$150,000	$29,118,000	$(23,935,000)	$5,333,000

See accompanying notes to financial statements

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS

Year Ended December 31	2004	2003	2002

Operating Activities:
Net income (loss)	$(4,858,000)	$(4,252,000)	$333,000
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	296,000	293,000	188,000
Provision for bad debt expense	(88,000)	35,000	(53,000)
Impairment of goodwill	960,000	2,133,000	—
Loss on disposal of property and equipment	—	—	126,000
Other	—	—	(1,000)
Changes in operating assets and liabilities:
Accounts receivable	1,094,000	1,988,000	(2,215,000)
Inventories	215,000	266,000	(132,000)
Prepaid expenses and other	293,000	(732,000)	69,000
Accounts payable	(163,000)	(1,374,000)	1,326,000
Accrued liabilities	1,010,000	208,000	332,000
Deferred revenue	(341,000)	(444,000)	926,000

Net cash provided by (used in) operating activities	(1,582,000)	(1,879,000)	899,000

Investing Activities:
Purchases of property and equipment	(84,000)	(132,000)	(836,000)
Maturities of marketable securities	—	—	80,000
Cash paid for business acquisition	—	(52,000)	(3,056,000)

Net cash used in investing activities	(84,000)	(184,000)	(3,812,000)

Financing Activities:
Net change in line of credit	228,000	—	(512,000)
Proceeds from issuance of common stock, net	2,369,000	816,000	7,687,000

Net cash provided by financing activities	2,597,000	816,000	7,175,000

Increase (decrease) in cash and cash equivalents	931,000	(1,247,000)	4,262,000
Cash and cash equivalents at beginning of year	5,225,000	6,472,000	2,210,000

Cash and cash equivalents at end of year	$6,156,000	$5,225,000	$6,472,000

Supplemental disclosures for cash flow information:
Cash paid during the year for interest	$13,000	$2,000	$61,000

See accompanying notes to financial statements

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies.
Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company’s products include the Insignia Point-of-Purchase Services (POPS) in-store advertising program, thermal sign card supplies for the Company’s SIGNright and Impulse systems, Stylus software and laser printable cardstock and label supplies.

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

Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2004, $5,310,000 was invested in an overnight repurchase account and $585,000 was invested in a short-term money market account. At December 31, 2003, $5,175,000 was invested in an overnight repurchase account and $50,000 was invested in a short-term money market account.

Fair Value of Financial Instruments. The financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, line of credit and accounts payable. At December 31, 2004 and 2003, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2004	2003

Beginning balance	$140,000	$132,000
Bad debt provision (recovery)	(88,000)	35,000
Accounts written-off	(2,000)	(29,000)
Recoveries	—	2,000

Ending balance	$50,000	$140,000

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

December 31	2004	2003

Raw materials	$196,000	$192,000
Work-in-process	6,000	70,000
Finished goods	293,000	448,000

	$495,000	$710,000

Prepaid Expenses. During the year ended December 31, 2003, the Company made a pre-payment of $1,000,000 to a retailer in connection with a three-year contract. The pre-payment is being amortized ratably over the three-year contract using the straight-line method. The amortization of approximately $333,000 during the year ended December 31, 2004 was recorded in the Cost of Services in the Statement of Operations. At December 31, 2004, the balance of the prepaid expense related to this retailer payment was $333,000, which was classified as short-term.

Property and Equipment. Property and equipment is recorded at cost. Expenditures relating to the purchase and installation of production tooling are capitalized and amortized over the anticipated useful life of the product. Depreciation is provided in amounts sufficient to relate the cost of assets to operations over their estimated useful lives. The straight-line method of depreciation is used for financial reporting purposes and accelerated methods are used for tax purposes. Estimated useful lives of the assets are as follows:

Production tooling	1-3 years
Machinery and equipment	5-10 years
Office furniture and fixtures	3 years
Computer equipment and software	3 years

Leasehold improvements are amortized over the shorter of the term of the lease or life of the asset.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and is reviewed for impairment at least annually or whenever an impairment indicator arises. See Note 2 for additional information.

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

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

Accrued Retailer Guarantees. The Company has contracts with many retailers that provide for the retailer to be paid on a per sign basis for the services rendered by the retailer to hang the Company’s POPSigns in their respective stores. Some of the retailer contracts provide for minimum annual payment amounts. If those minimum levels are not met based upon the annual activity with those retailers, the Company is obligated to pay the contractual difference to the retailers. Excess amounts to be paid are computed and recorded on a monthly basis and paid on either a quarterly basis or annual basis. These amounts are included as expense within Cost of Services and thus affect the Company’s gross profit margin.

Stock-Based Compensation. The Company has stock-based employee compensation plans, which are described more fully in Note 6. The Company applied Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. No compensation costs related to stock option grants have been recognized in the Statements of Operations (see Note 5). The following table illustrates the effect on the Company’s net income (loss) if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123, Accounting for Stock-Based Compensation, using the assumptions described in Note 5, to its stock-based employee plans.

Year ended December 31	2004	2003	2002

Net income (loss), as reported	$(4,858,000)	$(4,252,000)	$333,000
Deduct: Total stock-based employee
compensation expense determined
under fair value based methods
for all awards	(1,062,000)	(1,389,000)	(1,114,000)

Pro forma net loss	$(5,920,000)	$(5,641,000)	$(781,000)

Basic and diluted net income (loss)
per share
As reported	$(0.38)	$(0.35)	$0.03
Pro forma	(0.47)	(0.46)	(0.07)

Advertising Costs. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $9,000, $155,000 and $385,000 during the years ended December 31, 2004, 2003 and 2002.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the year. Options and warrants to purchase approximately 1,629,000, 1,212,000 and 599,000 shares of common stock with weighted average exercise prices of $5.72, $9.06 and $11.04 were outstanding at December 31, 2004, 2003 and 2002 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the reporting periods.

For the years ended December 31, 2004 and 2003, the effect of options and warrants was anti-dilutive due to the net losses incurred during the periods. Had net income been achieved, approximately 41,000 and 371,000 of common stock equivalents would have been included in the computation of diluted net income per share for the years ended December 31, 2004 and 2003.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

Year ended December 31	2004	2003	2002

Denominator for basic net income (loss)
per share – weighted averages shares	12,687,000	12,259,000	10,872,000

Effect of dilutive securities:
Stock options and warrants	—	—	928,000

Denominator for diluted net income (loss) per
share – adjusted weighted average shares	12,687,000	12,259,000	11,800,000

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications. Certain 2002 amounts have been reclassified to conform to the presentation in the 2004 financial statements.

New Accounting Pronouncements. On December 16, 2004, the FASB issued an amendment to SFAS No. 123, Share-Based Payment, (“SFAS No. 123R”), which will be effective for public companies in periods beginning after June 15, 2005. We are required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We are currently evaluating option valuation methodologies and assumptions. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted by us. We expect to continue to grant stock-based compensation to employees, and the adoption of the new standard will have a material impact on our future results of operations.

2.	Acquisition. In December 2002, the Company acquired all of the assets comprising the VALUStix business from Paul A. Richards, Inc., a New York company (“PAR”), for $3,000,000 in cash, plus a five-year royalty based on annual net sales over a threshold amount, pursuant to an Asset Purchase Agreement between the Company and PAR.

The Company was not successful in integrating the VALUStix business into the POPS program during 2003 and 2004 based on a number of factors and therefore made a decision to de-emphasize that business. Utilizing discounted cash flows to determine the fair value of the VALUStix business, the Company determined that the carrying amount of goodwill exceeded the fair value of the business. As a result, the Company wrote-off goodwill associated with the acquisition of $2,133,000 in the fourth quarter of 2003 and $960,000 in the second quarter of 2004. The primary factor leading to the impairment was the continued inability of the VALUStix acquisition to generate positive cash flow from operations.

As of December 31, 2004, there is no goodwill remaining associated with the VALUStix acquisition.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

3.	Line of Credit. On September 16, 2004, the Company entered into a Financing Agreement, Security Agreement and Revolving Note (collectively, “the Credit Agreement”) with Itasca Business Credit, Inc. that initially provided for borrowings up to $1,500,000 for twelve months, subject to collateral availability. The borrowings are secured by all of the Company’s assets. The Credit Agreement provides that borrowings will bear interest at 2.5% over prime, with a minimum monthly interest charge of $2,500, and an annual fee of 1% of the Revolving Note payable. The Credit Agreement includes various other customary terms and conditions. On November 22, 2004 the Company entered into an amendment to the Credit Agreement to extend the term to April 30, 2006. Borrowings of $228,000 were outstanding with an effective rate of 7.75% as of December 31, 2004.

4.	Commitments and Contingencies.
Operating Leases. The Company conducts its operations in a leased facility. The operating lease is effective until January 2010. The Company also leases equipment under operating lease agreements effective through June 2008. Rent expense under all of these leases was approximately $1,170,000, $1,172,000 and $563,000 for the years ended December 31, 2004, 2003 and 2002.

Minimum future lease obligations under these leases, excluding operating costs, are approximately as follows for the years ending December 31:

2005	$1,058,000
2006	610,000
2007	609,000
2008	601,000
2009	597,000
Thereafter	25,000

Legal. In August 2000, News America Marketing In-Store, Inc. (News America), brought suit against the Company in U.S. District Court in New York, New York. The case was settled in November 2002. The terms of the settlement agreement are confidential. The settlement did not impact the Company’s operating results.

In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York. In this action, News America has alleged that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with retailers and prospective economic advantage, and has engaged in unfair competition. The suit seeks unspecified damages and injunctive relief. The Company filed a Motion to Dismiss in February 2004. In June 2004 News America amended the suit against the Company and the Company filed an amended Motion to Dismiss in August 2004. The Company is awaiting decision by the Court. Discovery has been stayed in this action. Management believes the allegations are without merit and that the Company will prevail.

On September 23, 2004, the Company brought suit against News Corporation, LTD (News Corp.), News America, and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws. In this action, the Company has alleged that News Corp., through its wholly owned subsidiary, News America, has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. The defendants have filed a Motion to Dismiss, which is awaiting decision by the Court.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuits to be significant throughout 2005. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business. During the years ended December 31, 2004 and 2003, the Company incurred legal fees of $2,527,000 and $766,000 related to the News America litigation.

The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for minimum annual program levels. If those minimum levels are not met, the Company is obligated to pay the contractual difference to the retailers. During the years ended December 31, 2004, 2003 and 2002 the Company incurred approximately $2,701,000, $950,000 and $112,000 of costs related to these minimums. The amounts were recorded in Cost of Services in the Statements of Operations.

Aggregate minimum commitment amounts under these agreements with retailers are approximately as follows for the years ending December 31:

2005	$5,300,000
2006	130,000
2007	45,000

As of December 31, 2004 the Company was in the process of negotiating renewals of various retailer agreements. Upon the completion of renewals, the annual commitment amounts for 2005 and thereafter could be in excess of the amounts above.

5.	Shareholders’ Equity.
Private Placements. On December 3, 2004, the Company closed a private placement of $2,490,000 of common stock to a small group of accredited investors at a price of $1.00 per share, pursuant to a Securities Purchase Agreement. The price represented a 15% discount from the average closing bid price of the Company’s common stock over the five days prior to the closing. The Company registered the shares sold in this private placement with an effective date of January 21, 2005. Shares sold in this private placement are subject to adjustment in order to prevent dilution if the Company sells additional shares with 12 months of the closing date at a price below $1.00.

On December 18, 2002, the Company closed a private placement of $7,500,000 of common stock to a small group of accredited investors at a price of $9.19 per share, pursuant to a Securities Purchase Agreement. The price represented a 15% discount from the average closing bid price of the Company’s common stock over the five days prior to the closing. As part of this offering, the Company also issued warrants to the investors entitling them to purchase an additional 244,827 shares of the Company’s common stock at an initial exercise price of $12.44 per share for a five-year period. Additionally, a warrant to purchase 40,805 shares with the same terms was issued to the Placement Agent. The warrant agreements were amended, effective December 29, 2003, to adjust the exercise price of the warrants to $2.75 per share in exchange for certain terms of the warrant agreement being deleted in their entirety. The warrants are all exercisable at December 31, 2004.

Warrants. At December 31, 2004, an aggregate of 285,632 warrants with an average exercise price of $2.75 are outstanding and exercisable. These warrants were issued in conjunction with the December 2002 private placement of the Company’s common stock.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

Stock Options. At December 31, 2002 the Company had a stock option plan (the “1990 Plan”) for its employees and directors under which substantially all of the shares reserved for issuance had been issued. During May 2003, the Company’s shareholders approved the 2003 Incentive Stock Option Plan (the “2003 Plan”) and an aggregate of 350,000 shares of common stock were reserved for issuance. During May 2004 the shareholders approved an additional 650,000 shares for issuance . The 2003 Plan replaced the 1990 Plan. Options granted under the 1990 Plan will remain in effect until they are exercised or expire according to their terms. All current option grants are made under the 2003 Plan.

Under the terms of the stock option plans, the Company grants incentive or non-qualified stock options to employees and directors generally at an exercise price at or above 100% of fair market value on the date of grant. The stock options expire five or ten years after the date of grant and generally vest over three years.

The following tables summarizes activity under the Option Plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share

Balance at December 31, 2001	51,758	1,596,816	$ 3.74
Reserved	250,000	—	—
Granted	(400,800)	400,800	9.36
Exercised	—	(136,944)	2.86
Cancelled	114,665	(114,665)	7.08

Balance at December 31, 2002	15,623	1,746,007	4.88
Reserved	350,000	—	—
Granted	(245,100)	245,100	5.81
Exercised	—	(636,529)	1.41
Cancelled	48,231	(48,231)	8.24
Termination of 1990 Plan	(58,454)	—	—

Balance at December 31, 2003	110,300	1,306,347	6.57
Reserved	650,000	—	—
Granted	(504,400)	504,400	1.44
Exercised	—	(23,000)	1.18
Cancelled – 2003 Plan	102,200	(102,200)	3.50
Cancelled – 1990 Plan	—	(213,551)	5.39

Balance at December 31, 2004	358,100	1,471,996	$ 5.33

The number of options exercisable under the Option Plans were:
December 31, 2002	1,102,758
December 31, 2003	816,332
December 31, 2004	946,672

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about the stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable at December 31, 2004	Weighted Average Exercise Price Per share

$0.91 – $ 1.31	363,300	9.39 years	$ 1.30	47,500	$ 1.31
1.72 – 1.95	160,900	5.67 years	1.84	160,900	1.84
4.00 – 6.00	313,228	7.18 years	5.31	201,432	5.03
6.06 – 8.90	402,767	6.67 years	7.88	375,572	7.91
9.28 – 11.36	231,801	7.61 years	9.65	161,268	9.66

$0.91 – $11.36	1,471,996	7.49 years	$ 5.33	946,672	$ 6.23

Options outstanding under the Option Plans expire at various dates during the period January 2005 through December 2014.

The weighted average fair values of options granted during the years ended December 31, 2004, 2003 and 2002 were $0.58, $2.88 and $4.98 and were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the years ended December 31, 2004, 2003 and 2002: risk-free interest rate of 2.92%, 1.62% and 4.09%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of .568, .760 and .784 and a weighted average expected life of the option of three years.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “Plan”) that enables employees to contribute up to 10% of their compensation toward the purchase of the Company’s common stock at 85% of market value. During the years ended December 31, 2004, 2003 and 2002, employees purchased 48,506, 35,172 and 43,653 shares under the Plan. At December 31, 2004, 95,308 shares are reserved for future employee purchases of common stock under the Plan.

6.	Income Taxes. At December 31, 2004, the Company had net operating loss carryforwards of approximately $22,800,000, which are available to offset future taxable income. These carryforwards are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if an ownership change has occurred as defined by Internal Revenue Code Section 382. These carryforwards will begin expiring in 2005.

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

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

The actual tax expense attributable to income from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the net loss as follows:

Year Ended December 31	2004	2003

Federal statutory rate	34.0%	34.0%
Change in federal valuation allowance	(33.8)	(41.0)
Stock options	0.1	7.7
Other	(0.3)	(0.7)

Effective federal income tax rate	0.0%	0.0%

Significant components of the deferred taxes are as follows:

As of December 31	2004	2003

Deferred Tax Assets:
Net operating loss carryforwards	$8,431,000	$6,926,000
Goodwill	990,000	711,000
Inventory reserve	42,000	27,000
Accounts receivable allowance	18,000	52,000
Other	106,000	87,000

Deferred tax assets	9,587,000	7,803,000
Less valuation allowance	(9,587,000)	(7,803,000)

Net deferred taxes	$—	$—

7.	Employee Benefit Plans. The Company has a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. The Company made a matching contribution of approximately $102,000 during the year ended December 31, 2003. During the years ended December 31, 2004 and 2002, the Company made no matching contributions.

8.	Concentrations.
Major Customers. During the year ended December 31, 2004 one customer accounted for 16% and two customers each accounted for 11% of the Company’s total net sales. At December 31, 2004 these three customers represented 11%, 29% and 6% of the Company’s total accounts receivable. During the year ended December 31, 2003 one of these customers accounted for 12% and one other customer accounted for 16% of the Company’s total net sales. During the year ended December 31, 2002 one of these customers accounted for 13% of the Company’s total net sales.

Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results.

Export Sales. Export sales accounted for 1% of total net sales during the years ended December 31, 2004 and 2003 and 2% of total net sales during the year ended December 31, 2002.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

9.	Quarterly Financial Data. (Unaudited)

Quarterly data for the years ended December 31, 2004 and 2003 was as follows:

Year Ended December 31, 2004	1st Quarter	2nd Quarter		3rd Quarter	4th Quarter

Net sales	$4,706,000	$5,072,000		$5,337,000	$5,877,000
Gross profit	1,360,000	1,882,000		2,098,000	2,590,000
Net income (loss)	(1,457,000)	(2,144,000	)*	(1,413,000)	156,000
Net income (loss) per share:
Basic and diluted	$(0.12)	$(0.17)		$(0.11)	$0.01

Year Ended December 31, 2003	1st Quarter	2nd Quarter		3rd Quarter	4th Quarter

Net sales	$6,462,000	$7,261,000		$7,110,000	$5,305,000
Gross profit	2,574,000	3,274,000		3,220,000	1,897,000
Net income (loss)	(1,118,000)	24,000		142,000	(3,300,000	)**
Net income (loss) per share:
Basic and diluted	$(0.09)	$0.00		$0.01	$(0.27)

* Includes a $960,000 impairment of goodwill described in Note 2. ** Includes a $2,133,000 impairment of goodwill described in Note 2.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.   Controls and Procedures

        (a)      Evaluation of Disclosure Controls and Procedures

        The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Controller (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Controller (principal financial officer) concluded that the Company’s disclosure controls and procedures as of December 31, 2004 are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

        (b)      Changes in Internal Control Over Financial Reporting

        No changes in the Company’s internal control over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None.

PART III.

Item 10.   Directors and Executive Officers of the Registrant

        Information concerning Executive Officers of the Company is included in this Annual Report in Item 4A under the caption “Executive Officers of the Registrant.” The information required by Item 10 concerning the directors of the Company is incorporated herein by reference to the Company’s proxy statement for its 2005 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 11.   Executive Compensation

        The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement for its 2005 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is incorporated by reference to the Company’s proxy statement for its 2005 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 13.   Certain Relationships and Related Transactions

        The information required by Item 13 is incorporated by reference to the Company’s proxy statement for its 2005 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 14.   Principal Accounting Fees and Services

        The information required by Item 14 is incorporated by reference to the Company’s proxy statement for its 2005 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 15.   Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firms
Balance Sheets as of December 31, 2004 and 2003
Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Financial Statements

The following schedule of Insignia Systems, Inc. is included in Item 15:

Schedule II. Valuation and Qualifying Accounts

(a)	Exhibits

Exhibit Number	Description	Incorporation By Reference To

2	Asset Purchase Agreement dated December 23, 2002 between Insignia Systems, Inc. and Paul A. Richards, Inc.	Exhibit 2 of the Registrant’s Form 8-K filed December 31, 2002

3.1	Articles of Incorporation of Registrant, as amended to date	Exhibit 3.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

3.2	Bylaws, as amended to date	Exhibit 3.2 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

4.1	Specimen Common Stock Certificate of Registrant	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

4.2	Securities Purchase Agreement dated December 18, 2002 among Insignia Systems, Inc. and the Purchasers	Exhibit 4.1 of the Registrant’s Form 8-K filed December 31, 2002

4.3	Registration Rights Agreement dated December 18, 2002 among Insignia Systems, Inc. and the Purchasers	Exhibit 4.2 of the Registrant’s Form 8-K filed December 31, 2002

4.4	Form of Warrant dated December 18, 2002 between Insignia Systems, Inc. and the Holders	Exhibit 4.3 of the Registrant’s Form 8-K filed December 31, 2002

4.5	Amendment to Warrant dated December 29, 2003 between Insignia Systems, Inc. and the Holders	Exhibit 4.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

4.6	Purchase Agreement dated December 1, 2004 between Insignia Systems, Inc. and Investors	Exhibit 4.1 of the Registrant’s Form 8-K filed December 2, 2004

4.7	Registration Rights Agreement dated December 1, 2004 between Insignia Systems, Inc. and Investors	Exhibit 4.2 of the Registrant’s Form 8-K filed December 2, 2004

4.8	Escrow Agreement dated December 1, 2004 between Insignia Systems, Inc. and Investors	Exhibit 4.3 of the Registrant’s Form 8-K filed December 2, 2004

Exhibit Number	Description	Incorporation By Reference To

10.1	Employment Agreement dated December 23, 2002 between Insignia Systems, Inc. and Paul A. Richards	Exhibit 10.1 of the Registrant’s Form 8-K filed December 31, 2002

10.2	Royalty Agreement dated December 23, 2002 between Insignia Systems, Inc. and Paul A. Richards, Inc.	Exhibit 10.2 of the Registrant’s Form 8-K filed December 31, 2002

10.3	The Company’s 1990 Stock Plan, as amended	Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

10.4	Certificate of Amendment to 1990 Stock Option Plan	Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10.5	Lease Agreement between Insignia Systems, Inc. and the Landlord, dated October 31, 2002	Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10.6	License Agreement between Thomas and Lawrence McGourty and Insignia Systems, Inc. dated January 23, 1990, as amended	Exhibit 10.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

10.7	Barcode License and Support Agreement between Thomas and Lawrence McGourty and Insignia Systems, Inc. dated January 23, 1990	Exhibit 10.2 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

10.8	Employee Stock Purchase Plan, as amended	Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000

10.9	Certificate of Amendment to Employee Stock Purchase Plan	Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

10.10	The Company’s 2003 Incentive Stock Option Plan, as amended	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-120504

10.11	Amended Change in Control Severance Agreement with Scott F. Drill dated March 31, 2003	Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

10.12	Amended Change in Control Severance Agreement with Gary L. Vars dated March 31, 2003	Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

10.13	Change in Control Severance Agreement with Thomas Wilkolak dated February 24, 2003	Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

10.14	Financing Agreement between Itasca Business Credit, Inc. and the Company dated September 16, 2004	Exhibit 10.1 of the Registrant’s Form 8-K filed September 22, 2004

10.15	Security Agreement between Itasca Business Credit, Inc. and the Company dated September 16, 2004	Exhibit 10.2 of the Registrant’s Form 8-K filed September 22, 2004

Exhibit Number	Description	Incorporation By Reference To

10.16	Revolving Note between Itasca Business Credit, Inc. and the Company dated September 16, 2004	Exhibit 10.3 of the Registrant’s Form 8-K filed September 22, 2004

10.17	Amendment to Financing Agreement between Itasca Business Credit, Inc. and the Company dated November 22, 2004	Filed herewith

10.18	Restated Revolving Note between Itasca Business Credit, Inc. and the Company dated November 22, 2004	Filed herewith

14	Code of Ethics	Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

23.1	Consent of Grant Thornton LLP	Filed herewith

23.2	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SCHEDULE II.   Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions Describe		Balance at End of Period

Year ended December 31, 2004
Allowance for doubtful accounts	$140,000	$(88,000)	$2,000	(1)	$50,000
Provision for inventory lower of
cost or market adjustment	73,000	60,000	20,000	(2)	113,000

Year ended December 31, 2003
Allowance for doubtful accounts	$132,000	$35,000	$27,000	(1)	$140,000
Provision for inventory lower of
cost or market adjustment	50,000	121,000	98,000	(2)	73,000

Year ended December 31, 2002
Allowance for doubtful accounts	$174,000	$(53,000)	$(11,000	) (1)	$132,000
Provision for inventory lower of
cost or market adjustment	46,000	55,000	51,000	(2)	50,000

(1) Uncollectible accounts written off, net of recoveries. (2) Inventory scrapped and disposed of.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Scott F. Drill

Scott F. Drill President and CEO

Dated:   March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott F. Drill	President, Chief Executive Officer (principal executive officer)	March 30, 2005
Secretary, Treasurer and Director
Scott F. Drill

/s/ Justin W. Shireman	Controller (principal financial and accounting officer)	March 30, 2005

Justin W. Shireman

/s/ Gary L. Vars	President, POPS Division and Director	March 30, 2005

Gary L. Vars

/s/ Donald J. Kramer	Director	March 30, 2005

Donald J. Kramer

/s/ W. Robert Ramsdell	Director	March 30, 2005

W. Robert Ramsdell

/s/ Gordon F. Stofer	Director	March 30, 2005

Gordon F. Stofer