Form 10-Q
period 2005-03-31
INSIGNIA SYSTEMS INC/MN
filed 2005-05-13
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2005

or

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
☐   Yes   ☒   No

        Number of shares outstanding of Common Stock, $.01 par value, as of May 9, 2005, was 15,001,856.

Insignia Systems, Inc.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets — March 31, 2005 and December 31, 2004 (unaudited)

Statements of Operations — Three months ended March 31, 2005 and 2004 (unaudited)

Statements of Cash Flows — Three months ended March 31, 2005 and 2004 (unaudited)

Notes to Financial Statements — March 31, 2005 (unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Insignia Systems, Inc.
BALANCE SHEETS
(Unaudited)

	March 31, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$3,057,000	$6,156,000
Accounts receivable, net	2,802,000	2,234,000
Inventories	593,000	495,000
Prepaid expenses and other	1,018,000	516,000

Total Current Assets	7,470,00	9,401,000
Property and Equipment:
Production tooling, machinery and equipment	1,660,000	1,656,000
Office furniture and fixtures	258,000	258,000
Computer equipment and software	733,000	697,000
Leasehold improvements	283,000	283,000

	2,934,000	2,894,000
Accumulated depreciation and amortization	(2,435,000)	(2,374,000)

Total Property and Equipment	499,000	520,000

Total Assets	$7,969,000	$9,921,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$225,000	$228,000
Accounts payable	1,797,000	1,929,000
Accrued liabilities
Compensation	457,000	426,000
Employee stock purchase plan	34,000	104,000
Legal	125,000	87,000
Retailer guarantees	476,000	1,429,000
Other	90,000	93,000
Deferred revenue	437,000	292,000

Total Current Liabilities	3,641,000	4,588,000

Shareholders’ Equity:
Common stock, par value $.01;
Authorized shares -- 20,000,000
Issued and outstanding shares -- 15,002,000 at March 31, 2005
and 14,974,000 at December 31, 2004	150,000	150,000
Additional paid-in capital	29,170,000	29,118,000
Accumulated deficit	(24,992,000)	(23,935,000)

Total Shareholders’ Equity	4,328,000	5,333,000

Total Liabilities and Shareholders’ Equity	$7,969,000	$9,921,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2005	2004

Services revenues	$4,137,000	$3,659,000
Products sold	835,000	1,047,000

Total Net Sales	4,972,000	4,706,000

Cost of services	2,817,000	2,809,000
Cost of goods sold	423,000	537,000

Total Cost of Sales	3,240,000	3,346,000

Gross Profit	1,732,000	1,360,000

Operating Expenses:
Selling	1,440,000	1,512,000
Marketing	333,000	268,000
General and administrative	1,017,000	1,051,000

Total Operating Expenses	2,790,000	2,831,000

Operating Loss	(1,058,000)	(1,471,000)

Other Income (Expense):
Interest income	21,000	14,000
Interest expense	(12,000)	—
Other income (expense)	—	7,000
Income tax expense	(8,000)	(7,000)

Total Other Income (Expense)	1,000	14,000

Net Loss	$(1,057,000)	$(1,457,000)

Net loss per share:
Basic and diluted	$(0.07)	$(0.12)

Shares used in calculation of net loss per share:
Basic and diluted	15,002,000	12,472,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2005	2004

Operating Activities:
Net loss	$(1,057,000)	$(1,457,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	61,000	65,000
Changes in operating assets and liabilities:
Accounts receivable	(568,000)	420,000
Inventories	(98,000)	115,000
Prepaid expenses and other	(502,000)	14,000
Accounts payable	(132,000)	(432,000)
Accrued liabilities	(957,000)	261,000
Deferred revenue	145,000	213,000

Net cash used in operating activities	(3,108,000)	(801,000)

Investing Activities:
Purchases of property and equipment	(40,000)	(10,000)

Net cash used in investing activities	(40,000)	(10,000)

Financing Activities:
Net change in line of credit	(3,000)	—
Proceeds from issuance of common stock, net	52,000	129,000

Net cash provided by financing activities	49,000	129,000

Decrease in cash and cash equivalents	(3,099,000)	(682,000)
Cash and cash equivalents at beginning of period	6,156,000	5,225,000

Cash and cash equivalents at end of period	$3,057,000	$4,543,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising programs, services and products to retailers and consumer packaged goods manufacturers. The Company’s services and products include the Insignia Point-of-Purchase Services (POPS) in-store advertising program, thermal sign card supplies for the Company’s SIGNright and Impulse systems, Stylus software and laser printable cardstock and label supplies.

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2005, and its results of operations and cash flows for the three months ended March 31, 2005 and 2004. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Summary of Significant Accounting Policies in the Company’s 2004 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	March 31, 2005	December 31, 2004

Raw materials	$200,000	$196,000
Work-in-process	9,000	6,000
Finished goods	384,000	293,000

	$593,000	$495,000

Stock-Based Compensation. The Company has stock-based employee compensation plans, which are described more fully in the notes included in the Company’s 2004 Annual Report on Form 10-K. The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. No compensation costs related to stock option grants have been recognized in the Statements of Operations. The following table illustrates the effect on the Company’s net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123, Accounting for Stock-Based Compensation, to its stock-based employee plans.

Three Months Ended March 31	2005	2004

Net loss, as reported	$(1,057,000)	$(1,457,000)
Deduct: Total stock-based employee compensation
expense determined under fair value based
methods for all awards, net of tax	169,000	343,000

Pro forma net loss	$(1,226,000)	$(1,800,000)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.12)
Pro forma	$(0.08)	$(0.14)

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 1,316,000 and 1,406,000 shares of common stock with weighted average exercise prices of $6.08 and $6.50 were outstanding at March 31, 2005 and 2004 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the reporting period. For the three months ended March 31, 2005 and 2004, the effect of options and warrants was anti-dilutive due to the net losses incurred during the periods. Had net income been achieved, approximately 101,000 and 65,000 of common stock equivalents would have been included in the computation of diluted net income per share.

Three Months Ended March 31	2005	2004

Denominator for basic net income (loss)
per share - weighted averages shares	15,002,000	12,472,000

Effect of dilutive securities:
Stock options and warrants	—	—

Denominator for diluted net income (loss) per
share - adjusted weighted average shares	15,002,000	12,472,000

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

3.

Line of Credit. On September 16, 2004, the Company entered into a Financing Agreement, Security Agreement and Revolving Note (collectively, “the Credit Agreement”) with Itasca Business Credit, Inc. that initially provided for borrowings up to $1,500,000 for twelve months, subject to collateral availability. The borrowings are secured by all of the Company’s assets. The Credit Agreement provides that borrowings will bear interest at 2.5% over prime, with a minimum monthly interest charge of $2,500, and an annual fee of 1% of the Revolving Note payable. The Credit Agreement includes various other customary terms and conditions. On November 22, 2004 the Company entered into an amendment to the Credit Agreement to extend the term to April 30, 2006. Borrowings of $225,000 were outstanding with an effective rate of 8.25% as of March 31, 2005.

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

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuits to be significant throughout 2005. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business. During the quarter ended March 31, 2005, the Company incurred legal fees of $404,000 related to the News America litigation.

The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for minimum annual program levels. If those minimum levels are not met, the Company is obligated to pay the contractual difference to the retailers. The Company calculates these estimated minimum payments based on actual activity to date. Due to the annual nature of these contracts, increased activity with these retailers in subsequent fiscal quarters could decrease the estimated payment amounts recorded in the current period. During the three months ended March 31, 2005 and 2004 the Company incurred approximately $617,000 and $736,000 of costs related to these minimums. The amounts were recorded in Cost of Services in the Statements of Operations.

5.

Concentrations. During the three months ended March 31, 2005 four customers accounted for 17%, 16%, 13%, and 11% of the Company’s total net sales. At March 31, 2005 these customers represented 61% of the Company’s total accounts receivable. During the three months ended March 31, 2004 two of these customers accounted for 18% and 12% of the Company’s total net sales.

Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results.

6.

New Accounting Guidance. In December 2004, the Financial Accounting Standards Board (FASB) issued its standard on accounting for share-based payments, SFAS No. 123 (revised 2004), Share-Based Payment requiring companies to recognize compensation cost relating to share-based payment transactions in the financial statements. SFAS No. 123(R) requires the measurement of compensation cost to be based on the fair value of the equity or liability instruments issued. Upon issuance, SFAS No. 123(R) required public companies to apply SFAS No. 123(R) in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delays the effective date, requiring public companies to apply SFAS 123(R) in the first annual period beginning after June 15, 2005. Except for the deferral of the effective date, the guidance in SFAS 123(R) is unchanged. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently assessing the impact of SFAS No. 123(R) and considering the valuation models available. The Company expects to adopt SFAS No. 123(R) in its first interim period of fiscal 2006.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Insignia Systems, Inc. markets in-store advertising programs, services and products to retailers and consumer packaged goods manufacturers. The Company’s services and products include the Insignia Point-of-Purchase Services (POPS) in-store advertising program, thermal sign card supplies for the Company’s SIGNright and Impulse systems, Stylus software and laser printable cardstock and label supplies.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

Three Months ended March 31	2005	2004

Net sales	100.0%	100.0%
Cost of sales	65.2	71.1

Gross profit	34.8	28.9
Operating expenses:
Selling	29.0	32.1
Marketing	6.7	5.7
General and administrative	20.4	22.4

Total operating expenses	56.1	60.2

Operating loss	(21.3)	(31.3)
Other income	—	0.3

Net loss	(21.3)%	(31.0)%

The Company experienced an increase in net sales in the first quarter of 2005 compared to the first quarter of 2004 due to a significant increase in the number of POPSign programs during the quarter which offset declines in products sold.

The Company experienced a significant loss during the first quarter of 2005 due to the following reasons:

  The number of POPSign programs during the quarter was significantly below levels required under retailer minimum commitment agreements; and
  Legal fees related to the ongoing litigation were significant.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2004, included in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2005. We believe our most critical accounting policies and estimates include the following:

  revenue recognition;
  allowance for doubtful accounts;
  inventory valuation;
  accounting for deferred income taxes;
  valuation of long-lived and intangible assets;
  accounting for accrued retailer guarantees; and
  stock-based compensation.

Three Months ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales. Net sales for the three months ended March 31, 2005 increased 5.7% to $4,972,000 compared to $4,706,000 for the three months ended March 31, 2004.

Service revenues from our POPSign programs for the three months ended March 31, 2005 increased 13.1% to $4,137,000 compared to $3,659,000 for the three months ended March 31, 2004. The increase was primarily due to an increase in the number of POPSign programs sold to customers (consumer packaged goods manufacturers) during the quarter.

Product sales for the three months ended March 31, 2005 decreased 20.2% to $835,000 compared to $1,047,000 for the three months ended March 31, 2004. The decrease was primarily due to decreasing sales of our other product categories based on decreased demand for those products from our customers.

Gross Profit. Gross profit for the three months ended March 31, 2005 increased 27.4% to $1,732,000 compared to $1,360,000 for the three months ended March 31, 2004. Gross profit as a percentage of total net sales increased to 34.8% for 2005 compared to 28.9% for 2004.

Gross profit from our POPSign program revenues for the three months ended March 31, 2005 increased 55.3% to $1,320,000 compared to $850,000 for the three months ended March 31, 2004. The increase was primarily due to the effect of fixed costs and significantly higher POPSign program revenues. Gross profit as a percentage of POPSign program revenues increased to 31.9% for 2005 compared to 23.2% for 2004, due to the factors discussed above.

Gross profit from our product sales for the three months ended March 31, 2005 decreased 19.2% to $412,000 compared to $510,000 for the three months ended March 31, 2004. The decrease was primarily due to decreased sales from our other product categories based on decreased demand for those products from our customers. Gross profit as a percentage of product sales were 49.3% for 2005 compared to 48.7% for 2004.

Operating Expenses

Selling.     Selling expenses for the three months ended March 31, 2005 decreased 4.8% to $1,440,000 compared to $1,512,000 for the three months ended March 31, 2004, primarily due to a decrease in the number of sales related employees, partially offset by increased sales commissions related to higher total net sales and increased travel related expense. Selling expenses as a percentage of total net sales decreased to 29.0% in 2005 compared to 32.1% in 2004, due to the factors discussed above, net of the effect of higher net sales during the quarter.

Marketing.     Marketing expenses for the three months ended March 31, 2005 increased 24.3% to $333,000 compared to $268,000 for the three months ended March 31, 2004, primarily due to planned increases in discretionary expenses. Marketing expenses as a percentage of total net sales increased to 6.7% in 2005 compared to 5.7% in 2004, due to the factors discussed above, net of the effect of higher net sales during the quarter.

General and Administrative.  General and administrative expenses for the three months ended March 31, 2005 decreased 3.2% to $1,017,000 compared to $1,051,000 for the three months ended March 31, 2004, primarily due to reduced personnel and consulting expense, partially offset by increased legal expense. Legal expense for the three months ended March 31, 2005 included activity related to the suit brought against News America on September 23, 2004 which was absent in the prior year quarter. General and administrative expenses as a percentage of total net sales decreased to 20.4% in 2005 compared to 22.4% in 2004, due to factors discussed above and the effect of higher net sales during the quarter. Legal fees were $490,000 for the three months ended March 31, 2005 compared to $433,000 for the three months ended March 31, 2004. The legal fees in each quarter were incurred primarily in connection with News America lawsuits, one initiated in October 2003, that has not yet been settled nor dismissed, as well as a second one initiated by the Company in September 2004 that has not been settled or dismissed. We currently expect the amount of additional legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout the remainder of 2005. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Other Income (Expense).  Other income for the three months ended March 31, 2005 was $1,000 compared to other income of $14,000 for the three months ended March 31, 2004. The difference was due primarily to interest expense on advances from the line of credit put in place in September 2004, partially offset by increased interest income due to higher cash balances.

Net Loss.  Our net loss for the three months ended March 31, 2005 was $(1,057,000) compared to $(1,457,000) for the three months ended March 31, 2004.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private equity placements. At March 31, 2005, working capital was $3,829,000 compared to $4,813,000 at December 31, 2004. During the three months ended March 31, 2005, cash and cash equivalents decreased $3,099,000.

Net cash used in operating activities during the three months ended March 31, 2005 was $3,108,000. The decline was primarily due to the $1,057,000 net loss for the period and the payment of retailer guaranteed payments which were accrued at December 31, 2004. Accounts receivable increased $568,000 during the three months ended March 31, 2005 due to POPSign revenues in March of 2005 being substantially higher than December of 2004. Prepaid expense increased $502,000 during the three months ended March 31, 2005 primarily due to certain retailer payments made in advance. Accrued liabilities decreased $957,000 during the quarter primarily as a result of the payment of certain retailer guaranteed payments which were accrued at December 31, 2004 and are paid annually. The Company expects accounts receivable and accounts payable to fluctuate during 2005 depending on the level of quarterly POPSign revenues.

Net cash of $40,000 was used in investing activities during the three months ended March 31, 2005 due to the purchase of property and equipment. No major capital expenditures are expected in 2005.

Net cash of $49,000 was provided by financing activities during the three months ended March 31, 2005 from the issuance of common stock, net of expenses and an offsetting $3,000 decrease in the advances on the line of credit. The issuance of common stock related to the issuance of shares related to the Employee Stock Purchase Plan.

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

Cautionary Statement Regarding Forward Looking Information

Statements made in this quarterly report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward looking statements.” Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to: we have had significant losses in recent periods; we are involved in major litigation with a significant competitor resulting in significant legal fees; we are dependent on our contracts with retailers and our ability to renew those contracts when their terms expire; we may need additional external financing in the future which may not be available; our results of operations may be subject to significant fluctuations; we face intense competition from other providers of at-shelf advertising signage; reductions in advertising expenditures by branded product manufacturers due to changes in economic or other conditions would adversely affect us; we are dependent on the success of the Insignia POPSign program; we are dependent on manufacturer partners achieving sales increases attributable to POPSigns; we are dependent on members of our management team; we have a significant amount of options and warrants outstanding that could affect the market price of our common stock; and the market price of our common stock has been volatile.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

        The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.	Defaults upon Senior Securities

         None.

Item 4.	Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the first quarter of fiscal 2005.

Item 5.	Other Information

         None.

Item 6.	Exhibits

        The following exhibits are included herein:

10.1	Change in Control Severance Agreement with Justin Shireman dated May 5, 2003
10.2	Sublease Agreement between Insignia Systems, Inc. and Sublessee, dated March 31, 2005 (exhibits omitted)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2005	Insignia Systems, Inc.

(Registrant)
/s/ Scott F. Drill

Scott F. Drill President and Chief Executive Officer (principal executive officer)
/s/ Justin W. Shireman

Justin W. Shireman Chief Financial Officer (principal financial officer)