Form 10-Q
period 2005-06-30
INSIGNIA SYSTEMS INC/MN
filed 2005-08-12
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2005

or

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
☐ Yes   ☒ No

        Number of shares outstanding of Common Stock, $.01 par value, as of July 29, 2005 was 15,001,856.

Insignia Systems, Inc.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets – June 30, 2005 and December 31, 2004 (unaudited)

Statements of Operations – Three and six months ended June 30, 2005 and 2004 (unaudited)

Statements of Cash Flows – Six months ended June 30, 2005 and 2004 (unaudited)

Notes to Financial Statements – June 30, 2005 (unaudited)

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

Insignia Systems, Inc.
BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$2,770,000	$6,156,000
Accounts receivable, net	3,136,000	2,234,000
Inventories	498,000	495,000
Prepaid expenses and other	899,000	516,000

Total Current Assets	7,303,000	9,401,000

Property and Equipment:
Production tooling, machinery and equipment	1,661,000	1,656,000
Office furniture and fixtures	259,000	258,000
Computer equipment and software	764,000	697,000
Leasehold improvements	283,000	283,000

	2,967,000	2,894,000
Accumulated depreciation and amortization	(2,490,000)	(2,374,000)

Total Property and Equipment	477,000	520,000

Total Assets	$7,780,000	$9,921,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$232,000	$228,000
Accounts payable	1,792,000	1,929,000
Accrued liabilities
Compensation	490,000	426,000
Employee stock purchase plan	64,000	104,000
Legal	94,000	87,000
Retailer guarantees	857,000	1,429,000
Other	89,000	93,000
Deferred revenue	342,000	292,000

Total Current Liabilities	3,960,000	4,588,000

Shareholders’ Equity:
Common stock, par value $.01;
Authorized shares — 20,000,000
Issued and outstanding shares — 15,002,000 at June 30, 2005
and 14,974,000 at December 31, 2004	150,000	150,000
Additional paid-in capital	29,170,000	29,118,000
Accumulated deficit	(25,500,000)	(23,935,000)

Total Shareholders’ Equity	3,820,000	5,333,000

Total Liabilities and Shareholders’ Equity	$7,780,000	$9,921,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Services revenues	$4,641,000	$4,054,000	$8,778,000	$7,713,000
Products sold	755,000	1,018,000	1,590,000	2,065,000

Total Net Sales	5,396,000	5,072,000	10,368,000	9,778,000

Cost of services	2,869,000	2,627,000	5,686,000	5,436,000
Cost of products sold	419,000	563,000	842,000	1,100,000

Total Cost of Sales	3,288,000	3,190,000	6,528,000	6,536,000

Gross Profit	2,108,000	1,882,000	3,840,000	3,242,000

Operating Expenses:
Selling	1,438,000	1,501,000	2,878,000	3,013,000
Marketing	332,000	272,000	665,000	540,000
General and administrative	842,000	1,262,000	1,859,000	2,313,000
Impairment of goodwill	—	960,000	—	960,000

Total Operating Expenses	2,612,000	3,995,000	5,402,000	6,826,000

Operating (Loss)	(504,000)	(2,113,000)	(1,562,000)	(3,584,000)

Other Income (Expense):
Interest income	16,000	14,000	37,000	28,000
Interest expense	(12,000)	—	(24,000)	—
Other income (expense)	1,000	(45,000)	1,000	(38,000)

Other Income (Expense) Before Income Tax Expense	5,000	(31,000)	14,000	(10,000)

Income tax expense	(9,000)	—	(17,000)	(7,000)

Total Other Income (Expense)	(4,000)	(31,000)	(3,000)	(17,000)

Net Loss	$(508,000)	$(2,144,000)	$(1,565,000)	$(3,601,000))

Net income (loss) per share:
Basic and diluted	$(0.03)	$(0.17)	$(0.10)	$(0.29)

Shares used in calculation of net loss per share:
Basic and diluted	15,002,000	12,476,000	15,002,000	12,474,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2005	2004

Operating Activities:
Net loss	$(1,565,000)	$(3,601,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124,000	129,000
Impairment of goodwill	—	960,000
Changes in operating assets and liabilities:
Accounts receivable	(902,000)	971,000
Inventories	(3,000)	170,000
Prepaid expenses and other	(383,000)	66,000
Accounts payable	(137,000)	(204,000)
Accrued liabilities	(545,000)	800,000
Deferred revenue	50,000	(97,000)

Net cash used in operating activities	(3,361,000)	(806,000)

Investing Activities:
Purchases of property and equipment	(81,000)	(19,000)

Net cash used in investing activities	(81,000)	(19,000)

Financing Activities:
Net change in line of credit	4,000	—
Proceeds from issuance of common stock, net	52,000	126,000

Net cash provided by financing activities	56,000	126,000

Decrease in cash and cash equivalents	(3,386,000)	(699,000)
Cash and cash equivalents at beginning of period	6,156,000	5,225,000

Cash and cash equivalents at end of period	$2,770,000	$4,526,000

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2005, and its results of operations and cash flows for the three and six months ended June 30, 2005 and 2004. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2004 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	June 30, 2005	December 31, 2004

Raw materials	$161,000	$196,000
Work-in-process	9,000	6,000
Finished goods	328,000	293,000

	$498,000	$495,000

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

Six Months Ended June 30	2005	2004

Net loss, as reported	$(1,565,000)	$(3,601,000)
Deduct: Total stock-based employee compensation expense determined under fair
value based methods for all awards, net of tax	314,000	655,000

Pro forma net loss	$(1,879,000)	$(4,256,000)

Basic and diluted net loss per share:
As reported	$(0.10)	$(0.29)
Pro forma	$(0.13)	$(0.34)

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 1,748,000 and 1,719,000 shares of common stock with weighted average exercise prices of $4.91 and $5.62 were outstanding at June 30, 2005 and 2004 and were not included in the computation of common stock equivalents for the three months ended June 30, 2005 and 2004 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 1,391,000 and 1,625,000 shares of common stock with weighted average exercise prices of $5.84 and $5.87 were outstanding at June 30, 2005 and 2004 and were not included in the computation of common stock equivalents for the six months ended June 30, 2005 and 2004 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. For the three months and six months ended June 30, 2005 and 2004, the effect of options and warrants was anti-dilutive due to the net losses incurred during the periods. Had net income been achieved, approximately 211,000, 43,000, 413,000 and 56,000 of common stock equivalents would have been included in the computation of diluted net income per share.

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Denominator for basic net income (loss)
per share – weighted averages shares	15,002,000	12,476,000	15,002,000	12,474,000

Effect of dilutive securities:
Stock options and warrants	—	—	—	—

Denominator for diluted net income (loss) per
share – adjusted weighted average shares	15,002,000	12,476,000	15,002,000	12,474,000

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

As of June 30, 2004, there was no goodwill remaining associated with the VALUStix acquisition.

3.

Line of Credit. On September 16, 2004, the Company entered into a Financing Agreement, Security Agreement and Revolving Note (collectively, “the Credit Agreement”) with Itasca Business Credit, Inc. that initially provided for borrowings up to $1,500,000 for twelve months, subject to collateral availability. The borrowings are secured by all of the Company’s assets. The Credit Agreement provides that borrowings will bear interest at 2.5% over prime, with a minimum monthly interest charge of $2,500, and an annual fee of 1% of the Revolving Note payable. The Credit Agreement includes various other customary terms and conditions. On November 22, 2004 the Company entered into an amendment to the Credit Agreement to extend the term to April 30, 2006. Borrowings of $232,000 were outstanding with an effective rate of 8.5% as of June 30, 2005.

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

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuits to be significant throughout 2005. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business. During the six months ended June 30, 2005, the Company incurred legal fees of $760,000 related to the News America litigation.

The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for minimum annual program levels. If those minimum levels are not met, the Company is obligated to pay the contractual difference to the retailers. The Company calculates these estimated minimum payments based on actual activity to date. Due to the annual nature of these contracts, increased activity with these retailers in subsequent fiscal quarters could decrease the estimated payment amounts recorded in the current period. During the six months ended June 30, 2005 and 2004 the Company incurred approximately $1,170,000 and $1,463,000 of costs related to these minimums. The amounts were recorded in Cost of Services in the Statements of Operations.

5.

Concentrations. During the six months ended June 30, 2005 three customers accounted for 16%, 14%, and 11% of the Company’s total net sales. At June 30, 2005 these customers represented 31% of the Company’s total accounts receivable. During the six months ended June 30, 2004 these customers accounted for 16%, 12%, and 11% of the Company’s total net sales.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results.

6.

New Accounting Guidance. In December 2004, the Financial Accounting Standards Board (FASB) issued its standard on accounting for share-based payments, SFAS No. 123 (revised 2004), Share-Based Payment requiring companies to recognize compensation cost relating to share-based payment transactions in the financial statements. SFAS No. 123(R) requires the measurement of compensation cost to be based on the fair value of the equity or liability instruments issued. Upon issuance, SFAS No. 123(R) required public companies to apply SFAS No. 123(R) in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delays the effective date, requiring public companies to apply SFAS 123(R) in the first annual period beginning after June 15, 2005. Except for the deferral of the effective date, the guidance in SFAS 123(R) is unchanged. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently assessing the impact of SFAS No. 123(R) and considering the valuation models available. The Company expects to adopt SFAS No. 123(R) effective January 1, 2006.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.9	62.9	63.0	66.8

Gross profit	39.1	37.1	37.0	33.2
Operating expenses:
Selling	26.6	29.6	27.8	30.8
Marketing	6.2	5.4	6.4	5.5
General and administrative	15.6	24.9	17.9	23.7
Impairment of goodwill	—	18.9	—	9.8

Total operating expenses	48.4	78.8	52.1	69.8

Operating income (loss)	(9.3)	(41.7)	(15.1)	(36.6)
Other income (expense)	(0.1)	(0.6)	—	(0.2)

Net income (loss)	(9.4)%	(42.3)%	(15.1)%	(36.8)%

The Company experienced an increase in net sales in the second quarter of 2005 compared to the second quarter of 2004 due to a significant increase in the number of POPSign programs during the quarter which offset declines in products sold.

The Company experienced a significant loss during the second quarter of 2005 due to the following reasons:

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

Three and Six Months ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

Net Sales.  Net sales for the three months ended June 30, 2005 increased 6.4% to $5,396,000 compared to $5,072,000 for the three months ended June 30, 2004. Net sales for the six months ended June 30, 2005 increased 6.0% to $10,368,000 compared to $9,778,000 for the six months ended June 30, 2004.

Service revenues from our POPS programs for the three months ended June 30, 2005 increased 14.5% to $4,641,000 compared to $4,054,000 for the three months ended June 30, 2004. Service revenues from our POPS programs for the six months ended June 30, 2005 increased 13.8% to $8,778,000 compared to $7,713,000 for the six months ended June 30, 2004. The increases were primarily due to an increase in the number of POPSign programs sold to customers (consumer packaged goods manufacturers) during the periods.

Product sales for the three months ended June 30, 2005 decreased 25.8% to $755,000 compared to $1,018,000 for the three months ended June 30, 2004. Product sales for the six months ended June 30, 2005 decreased 23.0% to $1,590,000 compared to $2,065,000 for the six months ended June 30, 2004. The decreases were due to the loss of a miscellaneous printing customer in 2005, a one-time printing order in 2004 and general decreasing demand for our products from our customers.

Gross Profit.  Gross profit for the three months ended June 30, 2005 increased 12.0% to $2,108,000 compared to $1,882,000 for the three months ended June 30, 2004. Gross profit for the six months ended June 30, 2005 increased 18.4% to $3,840,000 compared to $3,242,000 for the six months ended June 30, 2004. Gross profit as a percentage of total net sales increased to 39.1% for the three months ended June 30, 2005, compared to 37.1% for the three months ended June 30, 2004. Gross profit as a percentage of total net sales increased to 37.0% for the six months ended June 30, 2004, compared to 33.2% for the six months ended June 30, 2004.

Gross profit from our POPS program revenues for the three months ended June 30, 2005 increased 24.2% to $1,772,000 compared to $1,427,000 for the three months ended June 30, 2004. Gross profit from our POPS program revenues for the six months ended June 30, 2005 increased 35.8% to $3,092,000 compared to $2,277,000 for the six months ended June 30, 2004. The increases were primarily due to the effect of fixed costs and significantly higher POPSign program revenues. Gross profit as a percentage of POPS program revenues for the three months ended June 30, 2005 increased to 38.2% compared to 35.2% for the three months ended June 30, 2004. Gross profit as a percentage of POPS program revenues for the six months ended June 30, 2005 increased to 35.2%, compared to 29.5% for the six months ended June 30, 2004. The increases for both the quarter and six months were primarily due to the effect of fixed costs and higher POPSign program revenues.

Gross profit from our product sales for the three months ended June 30, 2005 decreased 26.2% to $336,000 compared to $455,000 for the three months ended June 30, 2004. Gross profit from our product sales for the six months ended June 30, 2005 decreased 22.5% to $748,000 compared to $965,000 for the six months ended June 30, 2004. The decreases in gross profit were primarily due to decreased sales. Gross profit as a percentage of product sales was 44.5% for the three months ended June 30, 2005 compared to 44.7% for the three months ended June 30, 2004. Gross profit as a percentage of product sales was 47.0% for the six months ended June 30, 2005 compared to 46.7% for the six months ended June 30, 2004.

Operating Expenses

Selling.  Selling expenses for the three months ended June 30, 2005 decreased 4.2% to $1,438,000 compared to $1,501,000 for the three months ended June 30, 2004, primarily due to reduced compliance audit costs and a decrease in the number of sales related employees. Selling expenses for the six months ended June 30, 2005 decreased 4.5% to $2,878,000 compared to $3,013,000 for the six months ended June 30, 2004, primarily due to reduced compliance audit costs and a decrease in the number of sales related employees, partially offset by increased sales commissions related to higher total net sales and increased travel related expense.

Selling expenses as a percentage of total net sales decreased to 26.6% for the three months ended June 30, 2005 compared to 29.6% for the three months ended June 30, 2004, due to the factors discussed above, plus the effect of higher net sales during the quarter. Selling expenses as a percentage of total net sales decreased to 27.8% for the six months ended June 30, 2005 compared to 30.8% for the six months ended June 30, 2004, due to the factors discussed above, plus the effect of higher net sales during the six months.

Marketing.  Marketing expenses for the three months ended June 30, 2005 increased 22.1% to $332,000 compared to $272,000 for the three months ended June 30, 2005. Marketing expenses for the six months ended June 30, 2005 increased 23.1% to $665,000 compared to $540,000 for the six months ended June 30, 2004. Increases in both the quarter and six months were primarily due to increased data acquisition costs and advertising expense.

Marketing expenses as a percentage of total net sales increased to 6.2% for the three months ended June 30, 2005 compared to 5.4% for the three months ended June 30, 2004. Marketing expenses as a percentage of total net sales increased to 6.4% for the six months ended June 30, 2005 compared to 5.5% for the six months ended June 30, 2004. Increases in both periods were primarily due to the factors discussed above, partially offset by the effect of higher net sales.

General and administrative.  General and administrative expenses for the three months ended June 30, 2005 decreased 33.3% to $842,000 compared to $1,262,000 for the three months ended June 30, 2004. General and administrative expenses for the six months ended June 30, 2005 decreased 19.6% to $1,859,000 compared to $2,313,000 for the six months ended June 30, 2004. Decreases in both periods were primarily due to lower legal fees.

General and administrative expenses as a percentage of total net sales decreased to 15.6% for the three months ended June 30, 2005 compared to 24.9% for the three months ended June 30, 2004. General and administrative expenses as a percentage of total net sales decreased to 17.9% for the six months ended June 30, 2005 compared to 23.7% for the six months ended June 30, 2004. Decreases in both periods were primarily due to the decreased legal fees and the effect of higher net sales during the periods.

Legal fees for the three months ended June 30, 2005 were $270,000 compared to $710,000 for the three months ended June 30, 2004. Legal fees for the six months ended June 30, 2005 were $760,000 compared to $1,143,000 for the six months ended June 30, 2004. The legal fees in each period were incurred primarily in connection with News America lawsuits, one initiated against the Company in October 2003, that has not yet been settled nor dismissed, as well as a second one initiated by the Company in September 2004 that has not been settled or dismissed. Legal fees for the periods in 2005 were less than for the periods in 2004 primarily as a result of discovery being stayed in the suit against the Company pending a ruling on its motion to dismiss, which was partially offset by legal fees in 2005 related to the suit filed by the Company against News America in September 2004. We currently expect the amount of additional legal fees that will be incurred in connection with the ongoing lawsuits to be significant throughout the remainder of 2005. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Impairment of goodwill.  The company recorded an impairment charge of $960,000 during the second quarter of fiscal 2004, writing off the remaining goodwill related to the 2002 acquisition of VALUStix (see note 2 of the Notes To Financial Statements).

Other Income (Expense).  Other income (expense) for the three months ended June 30, 2005 was $(4,000) compared to $(31,000) for the three months ended June 30, 2004. Other income (expense) for the six months ended June 30, 2005 was $(3,000) compared to $(17,000) for the six months ended June 30, 2004. The differences were due primarily to interest expense on advances from the line of credit put in place in September 2004, partially offset by increased interest income due to higher cash balances, and a one-time fee of $45,000 in 2004 to move to the Nasdaq SmallCap Market.

Net Loss.  Our net loss for the three months ended June 30, 2005 was $(508,000) compared to $(2,144,000) for the three months ended June 30, 2004. Our net loss for the six months ended June 30, 2005 was $(1,565,000) compared to $(3,601,000) for the six months ended June 30, 2004.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private equity placements and sales of its services and products. At June 30, 2005, working capital was $3,343,000 compared to $4,813,000 at December 31, 2004. During the six months ended June 30, 2005, cash and cash equivalents decreased $3,386,000.

Net cash used in operating activities during the six months ended June 30, 2005 was $3,361,000. The decline was primarily due to the $(1,565,000) net loss for the period and the payment of retailer guaranteed payments which were accrued at December 31, 2004. Accounts receivable increased $902,000 during the six months ended June 30, 2005 due to an increase in the number of days of sales outstanding at June 30, 2005 in combination with higher sales in June 2005 compared to December 2004. Prepaid expenses increased $383,000 during the six months ended June 30, 2005 due primarily to certain retailer payments made in advance. Accrued liabilities decreased $545,000 during the six months ended June 30, 2005 due to the payment of retailer guarantees which were accrued at December 31, 2004, partially offset by accruals for 2005 which are not payable until after the end of 2005. The Company expects accounts receivable and accounts payable to fluctuate during 2005 depending on the level of quarterly POPS revenues.

Net cash of $81,000 was used in investing activities during the six months ended June 30, 2005 due to the purchase of property and equipment. No major capital expenditures are expected in 2005.

Net cash of $56,000 was provided by financing activities during the six months ended June 30, 2005 from the issuance of common stock, net of expenses. The issuance of common stock related to the issuance of shares related to the employee stock purchase plan.

The Company believes that based upon current plans and business conditions its existing cash balance and borrowing capacity along with amounts generated from operations will be sufficient to meet the Company’s cash requirements for the next twelve months. However, a significant decrease in sales or significant increases in legal fees or retailer minimum commitments could negatively affect the Company’s financial position. The Company continues to evaluate the potential for private equity placements of its common stock, new borrowings, or other alternatives to improve its liquidity.

Cautionary Statement Regarding Forward Looking Information

Statements made in this quarterly report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward looking statements.” Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to: we have had significant losses in recent periods; we are involved in major litigation with a significant competitor resulting in significant legal fees; we are dependent on our contracts with retailers and our ability to renew those contracts when their terms expire; we may need additional external financing in the future which may not be available on acceptable terms; our results of operations may be subject to significant fluctuations; we face intense competition from other providers of at-shelf advertising signage; reductions in advertising expenditures by branded product manufacturers due to changes in economic or other conditions would adversely affect us; we are dependent on the success of the Insignia POPSign program; we are dependent on manufacturer partners achieving sales increases attributable to POPSigns; we are dependent on members of our management team; we have a significant amount of options and warrants outstanding that could affect the market price of our common stock; and the market price of our common stock has been volatile.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

        The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the evaluation date are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

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

The Company held its Annual Meeting of Shareholders on May 18, 2005.

The shareholders present in person or by proxy voted to elect Donald J. Kramer, Scott F. Drill, Gary L. Vars, W. Robert Ramsdell and Gordon F. Stofer as directors with each director receiving the following votes:

	FOR	WITHHOLD AUTHORITY
Donald J. Kramer	12,620,816	548,262
Scott F. Drill	12,812,780	356,298
Gary L. Vars	12,811,980	357,098
W. Robert Ramsdell	12,592,411	576,667
Gordon F. Stofer	12,654,531	514,547

The shareholders present in person or by proxy voted to approve an amendment to the Company’s 2003 Incentive Stock Option Plan to increase the number of shares reserved for issuance under the Plan from 1,000,000 to 1,625,000. The vote consisted of 5,026,873 shares in favor, 1,620,883 shares against, 52,204 shares abstaining and 6,469,118 broker non-votes.

The shareholders present in person or by proxy voted to approve an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the Plan from 600,000 to 700,000. The vote consisted of 6,172,062 shares in favor, 486,694 shares against, 41,204 shares abstaining and 6,469,118 broker non-votes.

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

Dated: August 11, 2005	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill President and Chief Executive Officer (principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman Vice President, Finance and Chief Financial Officer (principal financial officer)