Form 10-Q
period 2005-09-30
INSIGNIA SYSTEMS INC/MN
filed 2005-11-14
CIK 875355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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
☐ Yes     ☒ No

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

        Number of shares outstanding of Common Stock, $.01 par value, as of October 31, 2005 was 15,001,856.

Insignia Systems, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Insignia Systems, Inc.
BALANCE SHEETS
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$2,718,000	$6,156,000
Accounts receivable, net	2,963,000	2,234,000
Inventories	476,000	495,000
Prepaid expenses and other	946,000	516,000

Total Current Assets	7,103,000	9,401,000

Property and Equipment:
Production tooling, machinery and equipment	1,657,000	1,656,000
Office furniture and fixtures	191,000	258,000
Computer equipment and software	578,000	697,000
Leasehold improvements	327,000	283,000

	2,753,000	2,894,000
Accumulated depreciation and amortization	(2,288,000)	(2,374,000)
Total Property and Equipment	465,000	520,000

Total Assets	$7,568,000	$9,921,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$243,000	$228,000
Accounts payable	1,650,000	1,929,000
Accrued liabilities
Compensation	475,000	426,000
Employee stock purchase plan	72,000	104,000
Legal	89,000	87,000
Retailer guarantees	1,277,000	1,429,000
Other	105,000	93,000
Deferred revenue	274,000	292,000

Total Current Liabilities	4,185,000	4,588,000

Shareholders’ Equity:
Common stock, par value $.01;
Authorized shares – 20,000,000
Issued and outstanding shares – 15,002,000 at September 30, 2005
and 14,974,000 at December 31, 2004	150,000	150,000
Additional paid-in capital	29,165,000	29,118,000
Accumulated deficit	(25,932,000)	(23,935,000)

Total Shareholders’ Equity	3,383,000	5,333,000

Total Liabilities and Shareholders’ Equity	$7,568,000	$9,921,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Services revenues	$4,498,000	$4,524,000	$13,276,000	$12,237,000
Products sold	787,000	813,000	2,377,000	2,878,000

Total Net Sales	5,285,000	5,337,000	15,653,000	15,115,000

Cost of services	2,875,000	2,831,000	8,561,000	8,267,000
Cost of products sold	430,000	408,000	1,272,000	1,508,000

Total Cost of Sales	3,305,000	3,239,000	9,833,000	9,775,000

Gross Profit	1,980,000	2,098,000	5,820,000	5,340,000

Operating Expenses:
Selling	1,438,000	1,462,000	4,316,000	4,475,000
Marketing	246,000	288,000	911,000	828,000
General and administrative	742,000	1,777,000	2,601,000	4,090,000
Impairment of goodwill	—	—	—	960,000

Total Operating Expenses	2,426,000	3,527,000	7,828,000	10,353,000

Operating Loss	(446,000)	(1,429,000)	(2,008,000)	(5,013,000)

Other Income (Expense):
Interest income	18,000	16,000	55,000	44,000
Interest expense	(12,000)	—	(36,000)	—
Other income (expense)	8,000	—	(8,000)	(45,000)

Total Other Income (Expense)	14,000	16,000	11,000	(1,000)

Net Loss	$(432,000)	$(1,413,000)	$(1,997,000)	$(5,014,000)

Net loss per share:
Basic and diluted	$(0.03)	$(0.11)	$(0.13)	$(0.40)

Shares used in calculation of net loss per share:
Basic and diluted	15,002,000	12,476,000	15,002,000	12,474,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2005	2004
Operating Activities:
Net loss	$(1,997,000)	$(5,014,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	185,000	192,000
Impairment of goodwill	—	960,000
Changes in operating assets and liabilities:
Accounts receivable	(729,000)	252,000
Inventories	19,000	188,000
Prepaid expenses and other	(430,000)	162,000
Accounts payable	(279,000)	405,000
Accrued liabilities	(121,000)	1,220,000
Deferred revenue	(18,000)	56,000

Net cash used in operating activities	(3,370,000)	(1,579,000)

Investing Activities:
Purchases of property and equipment	(130,000)	(75,000)

Net cash used in investing activities	(130,000)	(75,000)

Financing Activities:
Net change in line of credit	15,000	—
Proceeds from issuance of common stock, net	47,000	126,000

Net cash provided by financing activities	62,000	126,000

Decrease in cash and cash equivalents	(3,438,000)	(1,528,000)
Cash and cash equivalents at beginning of period	6,156,000	5,225,000

Cash and cash equivalents at end of period	$2,718,000	$3,697,000

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2005, and its results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2004 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	September 30, 2005	December 31, 2004
Raw materials	$158,000	$196,000
Work-in-process	20,000	6,000
Finished goods	298,000	293,000

	$476,000	$495,000

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

	Nine Months Ended September 30
	2005	2004
Net loss, as reported	$(1,997,000)	$(5,014,000)
Deduct: Total stock-based employee compensation
expense determined under fair value based
methods for all awards, net of tax	424,000	882,000

Pro forma net loss	$(2,421,000)	$(5,896,000)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.40)
Pro forma	$(0.16)	$(0.47)

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 2,219,000 and 2,122,000 shares of common stock with weighted average exercise prices of $4.07 and $4.76 were outstanding at September 30, 2005 and 2004 and were not included in the computation of common stock equivalents for the three months ended September 30, 2005 and 2004 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 1,747,000 and 1,698,000 shares of common stock with weighted average exercise prices of $4.92 and $5.67 were outstanding at September 30, 2005 and 2004 and were not included in the computation of common stock equivalents for the nine months ended September 30, 2005 and 2004 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. For the three months and nine months ended September 30, 2005 and 2004, the effect of options and warrants was anti-dilutive due to the net losses incurred during the periods. Had net income been achieved, approximately zero, 3,000, 192,000 and 46,000 of common stock equivalents would have been included in the computation of diluted net income per share.

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

The Company was not successful in integrating the VALUStix business into the POPS program during 2003 and 2004 based on a number of factors and therefore made a decision to de-emphasize that business. Utilizing discounted cash flows to determine the fair value of the VALUStix business, the Company determined that the carrying amount of goodwill exceeded the fair value of the business. As a result, the Company wrote off goodwill associated with the acquisition of $2,133,000 in the fourth quarter of 2003 and $960,000 in the second quarter of 2004. The primary factor leading to the impairment was the continued inability of the VALUStix acquisition to generate positive cash flow from operations. As of June 30, 2004, there was no goodwill remaining associated with the VALUStix acquisition.

In September 2005, the Company brought a suit against PAR and Paul Richards in Federal District Court in Minneapolis, Minnesota alleging fraud and misrepresentation related to the acquisition. The suit asks that the acquisition be rescinded and all parties restored to their pre-acquisition status. In conjunction with this suit, the Company ceased payments to Paul Richards under the employment agreement entered into at the time of the acquisition (see additional discussion under note 4).

3.	Line of Credit. On September 16, 2004, the Company entered into a Financing Agreement, Security Agreement and Revolving Note (collectively, “the Credit Agreement”) with Itasca Business Credit, Inc. that initially provided for borrowings up to $1,500,000 for twelve months, subject to collateral availability. The borrowings are secured by all of the Company’s assets. The Credit Agreement provides that borrowings will bear interest at 2.5% over prime, with a minimum monthly interest charge of $2,500, and an annual fee of 1% of the Revolving Note payable. The Credit Agreement includes various other customary terms and conditions. On November 22, 2004 the Company entered into an amendment to the Credit Agreement to extend the term to April 30, 2006. Borrowings of $243,000 were outstanding with an effective rate of 9.25% as of September 30, 2005.

4.	Commitments and Contingencies.

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

On September 23, 2004, the Company brought suit against News Corporation, LTD (News Corp.), News America, and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws. In this action, the Company has alleged that News Corp., through its wholly owned subsidiary, News America, has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. In August 2005 the Court dismissed the suit, but permitted the Company to file an Amended Complaint with more specific information regarding the illegal actions taken by the defendants. The Company filed the Amended Complaint on September 23, 2005 and is awaiting a hearing scheduled for January 24, 2006.

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuits to be significant throughout 2005. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business. During the nine months ended September 30, 2005, the Company incurred legal fees of $814,000 related to the News America litigation.

In September 2005, the Company brought a suit against Paul A. Richards, Inc. and Paul Richards in Federal District Court in Minneapolis, Minnesota alleging fraud and misrepresentation related to the VALUStix acquisition. The suit asks that the acquisition be rescinded and all parties restored to their pre-acquisition status. In conjunction with this suit, the Company ceased payments to Paul Richards under the employment agreement entered into at the time of the acquisition. Paul Richards has counterclaimed alleging entitlement to approximately $350,000 of salary over the contract’s remaining term. The Company and its attorney believe that the Company will prevail in its action to have the employment agreement rescinded and no additional amounts will be due under the contract. Therefore it has recorded no liability at September 30, 2005 related to this matter.

The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for minimum annual program levels. If those minimum levels are not met, the Company is obligated to pay the contractual difference to the retailers. The Company calculates these estimated minimum payments based on actual activity to date. Due to the annual nature of these contracts, increased activity with these retailers in subsequent fiscal quarters could decrease the estimated payment amounts recorded in the current period. During the nine months ended September 30, 2005 and 2004 the Company incurred approximately $1,743,000 and $2,099,000 of costs related to these minimums. The amounts were recorded in Cost of Services in the Statements of Operations.

5.	Concentrations. During the nine months ended September 30, 2005 two customers accounted for 16.5% and 14.1% of the Company’s total net sales. At September 30, 2005 these customers represented 36.5% of the Company’s total accounts receivable. During the nine months ended September 30, 2004 these customers accounted for 11.7% and 16.2% of the Company’s total net sales.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results.

6.	New Accounting Guidance. In December 2004, the Financial Accounting Standards Board (FASB) issued its standard on accounting for share-based payments, SFAS No. 123 (revised 2004), Share-Based Payment requiring companies to recognize compensation cost relating to share-based payment transactions in the financial statements. SFAS No. 123(R) requires the measurement of compensation cost to be based on the fair value of the equity or liability instruments issued. Upon issuance, SFAS No. 123(R) required public companies to apply SFAS No. 123(R) in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delays the effective date, requiring public companies to apply SFAS 123(R) in the first annual period beginning after June 15, 2005. Except for the deferral of the effective date, the guidance in SFAS 123(R) is unchanged. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently assessing the impact of SFAS No. 123(R) and considering the valuation models available. The Company expects to adopt SFAS No. 123(R) effective January 1, 2006.

7.	Subsequent Event. As of November 7, 2005, POPS program bookings of $3,036,000 for the fourth quarter of 2005 were significantly below actual fourth quarter 2004 POPS revenue of $5,104,000. Prospects for additional bookings for the fourth quarter of 2005 are limited. Additionally, POPS program bookings in August and September of 2005 for the 2006 year were significantly behind prior year levels. The Company believes that the cumulative effect of the News America litigation and the conduct of News America in the marketplace are responsible for this negative impact on POPS program bookings. Therefore, the Company believes that based upon current business conditions, its existing cash balance and borrowing capacity, along with amounts generated from operations, will only be sufficient to meet the Company’s cash requirements for the next six months. The Company continues to evaluate the potential for private equity placements of its common stock, new borrowings, or other alternatives to improve its liquidity and has retained Manchester Companies, Inc. to assist with an evaluation of the business and the development of viable options for moving forward.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.5	60.7	62.8	64.7

Gross profit	37.5	39.3	37.2	35.3
Operating expenses:
Selling	27.2	27.4	27.6	29.6
Marketing	4.7	5.4	5.8	5.4
General and administrative	14.0	33.3	16.6	27.1
Impairment of goodwill	—	—	—	6.4

Total operating expenses	45.9	66.1	50.0	68.5

Operating loss	(8.4)	(26.8)	(12.8)	(33.2)
Other income (expense)	0.2	0.3	0.0	—

Net loss	(8.2)%	(26.5)%	(12.8)%	(33.2)%

Net sales in the third quarter of 2005 were comparable to the third quarter of 2004.

The Company experienced a significant loss during the third quarter of 2005 due to the following reasons:

  The number of POPSign programs during the quarter was significantly below levels required under retailer minimum commitment agreements; and
  Legal fees related to the ongoing litigation.

The net loss during the third quarter of 2005 was significantly below the net loss during the third quarter of 2004 primarily due to decreased legal fees. Legal fees in the third quarter of 2004 reflect the discovery process in the New York litigation.

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

Three and Nine Months ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

Net Sales.   Net sales for the three months ended September 30, 2005 decreased 1.0% to $5,285,000 compared to $5,337,000 for the three months ended September 30, 2004. Net sales for the nine months ended September 30, 2005 increased 3.6% to $15,653,000 compared to $15,115,000 for the nine months ended September 30, 2004.

Service revenues from our POPS programs for the three months ended September 30, 2005 decreased 0.6% to $4,498,000 compared to $4,524,000 for the three months ended September 30, 2004. Service revenues from our POPS programs for the nine months ended September 30, 2005 increased 8.5% to $13,276,000 compared to $12,237,000 for the nine months ended September 30, 2004. The increase for the nine month period was primarily due to an increase in the number of POPSign programs sold to customers (consumer packaged goods manufacturers) during the period.

Product sales for the three months ended September 30, 2005 decreased 3.2% to $787,000 compared to $813,000 for the three months ended September 30, 2004. Product sales for the nine months ended September 30, 2005 decreased 17.4% to $2,377,000 compared to $2,878,000 for the nine months ended September 30, 2004. The decreases were due to the loss of a miscellaneous printing customer in 2005, a one-time printing order in 2004 and general decreasing demand for our products from our customers.

Gross Profit.   Gross profit for the three months ended September 30, 2005 decreased 5.6% to $1,980,000 compared to $2,098,000 for the three months ended September 30, 2004. Gross profit for the nine months ended September 30, 2005 increased 9.0% to $5,820,000 compared to $5,340,000 for the nine months ended September 30, 2004. Gross profit as a percentage of total net sales decreased to 37.5% for the three months ended September 30, 2005, compared to 39.3% for the three months ended September 30, 2004. Gross profit as a percentage of total net sales increased to 37.2% for the nine months ended September 30, 2005, compared to 35.3% for the nine months ended September 30, 2004.

Gross profit from our POPS program revenues for the three months ended September 30, 2005 decreased 4.1% to $1,623,000 compared to $1,693,000 for the three months ended September 30, 2004. The decrease in the gross profit for the three months was primarily due to decreased revenues in 2005, the effect of fixed costs and lower guarantee expense in 2005. Gross profit from our POPS program revenues for the nine months ended September 30, 2005 increased 18.8% to $4,715,000 compared to $3,970,000 for the nine months ended September 30, 2004. The increase in the gross profit for the nine months was primarily due to the effect of fixed costs and significantly higher POPSign program revenues. Gross profit as a percentage of POPS program revenues for the three months ended September 30, 2005 decreased to 36.1% compared to 37.4% for the three months ended September 30, 2004. Gross profit as a percentage of POPS program revenues for the nine months ended September 30, 2005 increased to 35.5%, compared to 32.4% for the nine months ended September 30, 2004. The increases for both the quarter and nine months were primarily due to the effect of fixed costs on higher POPSign program revenues and lower guarantee expense in 2005 due to changes in the terms of retailer minimum commitment agreements.

Gross profit from our product sales for the three months ended September 30, 2005 decreased 11.9% to $357,000 compared to $405,000 for the three months ended September 30, 2004. Gross profit from our product sales for the nine months ended September 30, 2005 decreased 19.3% to $1,105,000 compared to $1,370,000 for the nine months ended September 30, 2004. The decreases in gross profit were primarily due to decreased sales and changes in sales mix. Gross profit as a percentage of product sales was 45.4% for the three months ended September 30, 2005 compared to 49.8% for the three months ended September 30, 2004. Gross profit as a percentage of product sales was 46.5% for the nine months ended September 30, 2005 compared to 47.6% for the nine months ended September 30, 2004.

Operating Expenses

Selling.   Selling expenses for the three months ended September 30, 2005 decreased 1.6% to $1,438,000 compared to $1,462,000 for the three months ended September 30, 2004, primarily due to reduced compliance audit costs. Selling expenses for the nine months ended September 30, 2005 decreased 3.6% to $4,316,000 compared to $4,475,000 for the nine months ended September 30, 2004, primarily due to reduced compliance audit costs and a decrease in the number of sales related employees, partially offset by increased sales commissions and increased travel related expense.

Selling expenses as a percentage of total net sales decreased to 27.2% for the three months ended September 30, 2005 compared to 27.4% for the three months ended September 30, 2004, due to the factors discussed above. Selling expenses as a percentage of total net sales decreased to 27.6% for the nine months ended September 30, 2005 compared to 29.6% for the nine months ended September 30, 2004, due to the factors discussed above, plus the effect of higher net sales during the nine months of 2005.

Marketing.   Marketing expenses for the three months ended September 30, 2005 decreased 14.6% to $246,000 compared to $288,000 for the three months ended September 30, 2004 primarily due to decreased labor costs. Marketing expenses for the nine months ended September 30, 2005 increased 10.0% to $911,000 compared to $828,000 for the nine months ended September 30, 2004 primarily due to increased data acquisition and advertising costs which were partially offset by decreased labor costs.

Marketing expenses as a percentage of total net sales decreased to 4.7% for the three months ended September 30, 2005 compared to 5.4% for the three months ended September 30, 2004 due to the reasons discussed above on comparable period-to-period sales. Marketing expenses as a percentage of total net sales increased to 5.8% for the nine months ended September 30, 2005 compared to 5.5% for the nine months ended September 30, 2004.

General and administrative.   General and administrative expenses for the three months ended September 30, 2005 decreased 58.2% to $742,000 compared to $1,777,000 for the three months ended September 30, 2004. General and administrative expenses for the nine months ended September 30, 2005 decreased 36.4% to $2,601,000 compared to $4,090,000 for the nine months ended September 30, 2004. Decreases in both periods were primarily due to lower legal fees and decreased labor costs.

General and administrative expenses as a percentage of total net sales decreased to 14.0% for the three months ended September 30, 2005 compared to 33.3% for the three months ended September 30, 2004. General and administrative expenses as a percentage of total net sales decreased to 16.6% for the nine months ended September 30, 2005 compared to 27.1% for the nine months ended September 30, 2004. Decreases in both periods were primarily due to the decreased legal fees and labor costs. The decrease in the percentage of total net sales in the nine-month periods was also impacted by the effect of higher net sales during 2005.

Legal fees for the three months ended September 30, 2005 were $235,000 compared to $1,165,000 for the three months ended September 30, 2004. Legal fees for the nine months ended September 30, 2005 were $995,000 compared to $2,308,000 for the nine months ended September 30, 2004. The legal fees in each period were incurred primarily in connection with two News America lawsuits. The first suit was initiated against the Company in October 2003 and has not yet been settled nor dismissed. The second one was originally initiated by the Company in September 2004 and was dismissed in August 2005, but was amended and re-filed in September 2005 as permitted by the Court.. The amended suit is awaiting a hearing scheduled for January 2006. Legal fees for the periods in 2005 were less than for the periods in 2004 primarily as a result of discovery being stayed in the suit against the Company pending a ruling on its motion to dismiss, which was partially offset by legal fees in 2005 related to the suit filed by the Company against News America. We currently expect the amount of additional legal fees that will be incurred in connection with the ongoing lawsuits to be significant throughout the remainder of 2005. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Impairment of goodwill.   The company recorded an impairment charge of $960,000 during the second quarter of fiscal 2004, writing off the remaining goodwill related to the 2002 acquisition of VALUStix (see note 2 of the Notes To Financial Statements).

Other Income (Expense).   Other income for the three months ended September 30, 2005 was $14,000 compared to $16,000 for the three months ended September 30, 2004. Other income (expense) for the nine months ended September 30, 2005 was $11,000 compared to $(1,000) for the nine months ended September 30, 2004. The differences were due primarily to interest expense on advances from the line of credit put in place in September 2004, partially offset by increased interest income, and a one-time fee of $45,000 in 2004 to move to the Nasdaq Capital Market.

Net Loss.   Our net loss for the three months ended September 30, 2005 was $(432,000) compared to $(1,413,000) for the three months ended September 30, 2004. Our net loss for the nine months ended September 30, 2005 was $(1,997,000) compared to $(5,014,000) for the nine months ended September 30, 2004.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private equity placements and sales of its services and products. At September 30, 2005, working capital was $2,918,000 compared to $4,813,000 at December 31, 2004. During the nine months ended September 30, 2005, cash and cash equivalents decreased $3,438,000.

Net cash used in operating activities during the nine months ended September 30, 2005 was $3,370,000. The net cash used resulted primarily from the $(1,997,000) net loss for the period and the payment of retailer guaranteed payments which were accrued at December 31, 2004. Accounts receivable increased $729,000 during the nine months ended September 30, 2005 primarily due to higher sales in September 2005 compared to December 2004. Prepaid expenses increased $430,000 during the nine months ended September 30, 2005 due primarily to certain retailer payments made in advance. Accrued liabilities decreased $121,000 during the nine months ended September 30, 2005 due to the payment of retailer guarantees which were accrued at December 31, 2004, partially offset by accruals for 2005 which are not payable until after the end of 2005. The Company expects accounts receivable and accounts payable to fluctuate during 2005 depending on the level of quarterly POPS revenues.

Net cash of $130,000 was used in investing activities during the nine months ended September 30, 2005 due to the purchase of property and equipment. No major capital expenditures are expected in 2005.

Net cash of $62,000 was provided by financing activities during the nine months ended September 30, 2005. $47,000 of the cash provided was from the issuance of common stock, net of expenses, related to the employee stock purchase plan. Net borrowings of $15,000 on the line of credit provided the remaining cash.

As of November 7, 2005, POPS program bookings of $3,036,000 for the fourth quarter of 2005 were significantly below actual fourth quarter 2004 POPS revenue of $5,104,000. Prospects for additional bookings for the fourth quarter of 2005 are limited. Additionally, POPS program bookings in August and September of 2005 for the 2006 year were significantly behind prior year levels. The Company believes that the cumulative effect of the News America litigation and the conduct of News America in the marketplace are responsible for this negative impact on POPS program bookings. Additionally, significant increases in legal fees or the inability to renew significant retailer contracts when their terms expire could negatively affect the Company’s financial position. Therefore, the Company believes that based upon current business conditions, its existing cash balance and borrowing capacity, along with amounts generated from operations, will only be sufficient to meet the Company’s cash requirements for the next six months. The Company continues to evaluate the potential for private equity placements of its common stock, new borrowings, or other alternatives to improve its liquidity and has retained Manchester Companies, Inc. to assist with an evaluation of the business and the development of viable options for moving forward.

Cautionary Statement Regarding Forward Looking Information

Statements made in this quarterly report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward looking statements.” Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to: we will need additional external financing in the next six months which may not be available on acceptable terms; we have had significant losses in recent periods; we are involved in major litigation with a significant competitor resulting in significant legal fees; we are dependent on our contracts with retailers and our ability to renew those contracts when their terms expire; our results of operations may be subject to significant fluctuations; we face intense competition from other providers of at-shelf advertising signage; reductions in advertising expenditures by branded product manufacturers due to changes in economic or other conditions would adversely affect us; we are dependent on the success of the Insignia POPSign program; we are dependent on manufacturer partners achieving sales increases attributable to POPSigns; we are dependent on members of our management team; we have a significant amount of options and warrants outstanding that could affect the market price of our common stock; and the market price of our common stock has been volatile.

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

        In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York. In this action, News America has alleged that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with certain retailers and prospective economic advantage, and has engaged in unfair competition. The suit seeks unspecified damages and injunctive relief. The Company filed a Motion to Dismiss in February 2004. In September 2004 News America amended the suit against the Company and the Company filed an amended Motion to Dismiss in August 2004. The Company is awaiting decision by the Court. Discovery has been stayed in this action. Management believes the allegations are without merit and that the Company will prevail.

        On September 23, 2004, the Company brought suit against News Corporation, LTD (News Corp.), News America, and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws. In this action, the Company has alleged that News Corp., through its wholly owned subsidiary, News America, has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. In August 2005 the Court dismissed the suit, but permitted the Company to file an Amended Complaint with more specific information regarding the illegal actions taken by the defendants. The Company filed the Amended Complaint on September 23, 2005 and is awaiting a hearing scheduled for January 24, 2006.

        In September 2005, the Company brought a suit against Paul A. Richards, Inc. and Paul Richards in Federal District Court in Minneapolis, Minnesota alleging fraud and misrepresentation related to the VALUStix acquisition. The suit asks that the acquisition be rescinded and all parties restored to their pre-acquisition status. In conjunction with this suit, the Company ceased payments to Paul Richards under the employment agreement entered into at the time of the acquisition. Paul Richards has counterclaimed alleging entitlement to approximately $350,000 of salary over the contract’s remaining term. The Company and its attorney believe that the Company will prevail in its action to have the employment agreement rescinded and no additional amounts will be due under the contract.

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

Dated: November 14, 2005	Insignia Systems, Inc. (Registrant)

/s/ Scott F. Drill
Scott F. Drill President and Chief Executive Officer (principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman Vice President, Finance and Chief Financial Officer (principal financial officer)