Form 10-K
period 2005-12-31
INSIGNIA SYSTEMS INC/MN
filed 2006-03-30
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005	Commission File Number 1-13471

INSIGNIA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6470 Sycamore Court North
Maple Grove, MN 55369
(Address of principal executive offices)

(763) 392-6200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities Act.
Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the second quarter (June 30, 2005) was approximately $10,895,000 based upon the last sale price of the registrant’s Common Stock on such date.

        Number of shares outstanding of Common Stock, $.01 par value, as of March 24, 2006, was 15,059,316.

DOCUMENTS INCORPORATED BY REFERENCE:

Insignia Systems, Inc. Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on May 16, 2006 (Part III – Items 10, 11, 12, 13 and 14)

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

Industry and Market Background

According to Point-Of-Purchase Advertising International (POPAI), an industry non-profit trade association, more than 70% of brand purchase decisions are being made in-store. As a result, product manufacturers are constantly seeking in-store vehicles to motivate consumers to buy their branded products. Industry studies estimate that manufacturers spend approximately $18.45 billion annually on retail, point-of-purchase and in-store services. The Company’s market studies indicate that the shelf-edge sign represents the final and best opportunity for manufacturers to convince the consumer to buy. In fact, a 1996 industry study concluded the shelf is second only to end-aisle displays for in-store effectiveness.

Many consumers seek product information beyond price in order to make educated buying decisions. The Company’s marketing studies indicate the most effective sign contains information supplied by the product manufacturer in combination with the retailer’s price and design look.

Company Products

Insignia’s POPSign Program

Insignia’s POPSign program is an in-store, shelf-edge, point-of-purchase advertising program that enables manufacturers to deliver product-specific messages quickly and accurately – in designs and formats that have been pre-approved and supported by participating retailers. Insignia POPSigns deliver vital product selling information from manufacturers, such as product uses and features, nutritional information, advertising tag lines and product images. The brand information is combined with the retailer’s store-specific prices and is displayed on the retailer’s unique sign format that includes its logo, headline and store colors. Each sign is displayed directly in front of the manufacturer’s product in the participating retailer’s stores. Insignia’s POPSign program offers special features and enhancements, such as Advantage and Custom Advantage headers that allow manufacturers to add visibility and highlight any message at-shelf. Insignia offers Color POPSigns with customizable, image-building full-color graphics. Insignia UltraColor® POPSigns offer 75 percent more area for the full-color creative than Color POPSigns.

Utilizing proprietary technology, the Company collects and organizes the data from both manufacturers and retailers, then formats, prints and delivers the signs to retailers for distribution and display. Store personnel place the signs at the shelf for two-week or four-week display cycles. The Company charges manufacturers for the signs placed in stores for each cycle. Retailers are paid a fee to display the signs and for product movement data provided to Insignia.

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

Cardstock for the two systems are sold by the Company in a variety of sizes and colors that can be customized to include pre-printed custom artwork, such as a retailer’s logo. Approximately 7% of 2005 revenues came from the sale of cardstock. The Company expects this percentage to be lower in the future.

Stylus Software

In late 1993, the Company introduced Stylus, a PC-based software application used by retailers to produce signs, labels, and posters. The Stylus software allows retailers to create signs, labels and posters by manually entering the information or by importing information from a database. Approximately 2% of 2005 revenues came from the sale of Stylus products and maintenance. The Company expects this percentage to be lower in the future.

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

Prior to April 1998, the Company marketed the Impulse Retail System and the SIGNright Sign System through telemarketing by in-house sales personnel and independent sales representatives. In May 1998, the Company discontinued the active marketing of the systems. The Company sells cardstock and supplies related to these systems to U.S. and international customers.

The Company markets its Stylus software in the United States and internationally primarily through resellers that integrate Stylus as an Open Database Connectivity design and publishing component into their retail data and information management software applications.

During 2005, 2004 and 2003, foreign sales accounted for approximately 1% of total net sales each year. The Company expects sales to foreign distributors will be less than 1% of total net sales in 2006.

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

FLOORgraphics offers a network for in-store advertising and promotion programs. FLOORgraphics has branded its advertising shelf signage product SHELFplus!®.

The main strengths of the Insignia POPSign program in relation to its competitors are:

-	the linking of manufacturers to retailers at a central coordination point
-	providing a complete “call to action”
-	supplying product-specific and store-specific messages at the retail shelf
-	delivering vital product information and store-specific prices
-	short lead times
-	significant sales increases

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

The Company is in the process of obtaining trademark registration in the United States for the trademark “Insignia E-POPS.”

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

The Stylus software product line remains a viable application for the Company’s retailer customers. The Company performs a minimal level of development to keep Stylus current and updated to meet industry requirements.

Customers

Kellogg Company and Nestle Co. accounted for 17% and 16% of the Company’s total net sales for the year ended December 31, 2005. Nestle Co., Kellogg Company and SC Johnson accounted for 16%, 11% and 11% of the Company’s total net sales for the year ended December 31, 2004. Pfizer, Inc. and Nestle Co. accounted for 16% and 12% of the Company’s total net sales for the year ended December 31, 2003.

Backlog

Sales backlog at February 28, 2006 was approximately $11 million, all of which is for delivery during 2006. The orders are believed to be firm but there is no assurance that all of the backlog will actually result in revenues. Sales backlog at February 28, 2005 was approximately $11 million.

Seasonality

The Company’s results of operations have fluctuated from quarter to quarter due to variations in net sales and operating expenses. Before 2003, the Company generated a significant portion of operating income in the fourth quarter of the fiscal year because of seasonal events that affected when customers purchased Insignia POPSign programs. However, the pattern has varied since 2002 and it is unclear whether there will be a consistent seasonality pattern in the future.

Any factor that negatively affects net sales or increases operating expenses could negatively affect annual results of operations, and in particular, quarterly results. As a result of the variability of the business, the Company may incur losses in a given quarter and fluctuations in working capital. In certain quarters the Company may realize strong sales, but due to increased sales promotion activities and investments in growing the business, we may experience reduced operating income. The results of operations fluctuate from quarter to quarter as a result of the following:

•	The timing of seasonal events for customers;
•	Variations in the specific products which customers choose to advertise;
•	Variations in the number of retailers in the Company’s network;
•	Minimum program level commitments to retailers (called retailer guarantees), and
•	Professional fees related to the litigation.

Employees

As of February 28, 2006, the Company had 77 employees, including all full-time and part-time employees.

Item 1A.   Risk Factors

Our business faces significant risks, including the risks described below. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

We Have Had Significant Losses In Recent Periods

We experienced net losses of $3,308,000, $4,858,000 and $4,252,000 for the years ended December 31, 2005, 2004 and 2003. There can be no assurance that we will be profitable on a quarterly or annual basis. If we are unable to generate net income from operations our business will be adversely affected and our stock price will likely decline.

We Are Involved In Major Litigation

In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York, alleging that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with retailers and prospective economic advantage, and has engaged in unfair competition. The suit seeks unspecified damages and injunctive relief. The Company filed a Motion to Dismiss in February 2004. In June 2004 News America amended the suit against the Company and the Company filed an amended Motion to Dismiss in August 2004. The Company is awaiting decision by the Court. Discovery has been stayed in this action. The Company believes the allegations are without merit and that the Company will prevail.

In September 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. In August 2005, the Court dismissed the suit, but permitted the Company to file an Amended Complaint with more specific allegations regarding the illegal actions taken by the defendants. The Company filed the Amended Complaint on September 23, 2005 and News America and Albertson’s Inc. refiled their Motions to Dismiss. The motions were heard on February 17, 2006 and the Company is awaiting a decision by the Court.

During the years ended December 31, 2005, 2004 and 2003, the Company incurred legal fees of $1,085,000, $2,527,000 and $766,000 related to the News America lawsuits and expects to continue to incur significant expenses until the litigation is concluded. Also, if we are required to pay a significant amount in settlement or damages, it will have a material adverse effect on our operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of our business. Continuing litigation with a retailer could also have a negative impact on our business.

We Are Dependent On Our Contracts With Retailers And Our Ability To Renew Those Contracts When Their Terms Expire

On an ongoing basis, we negotiate renewals of various retailer contracts. Some of our retailer contracts require us to guarantee minimum payments to our retailers. If we are unable to offer guarantees at the required levels in the new contracts, and the contracts are not renewed because of that or because of other reasons, it will have a material adverse effect on our operations and financial condition.

Our POPS business and results of operations could be adversely affected if the number of retailer partners decreases significantly or if the retailer partners fail to continue to provide good service including performing their duties in placing and maintaining POPSigns at the shelf in their stores and providing product movement data to us.

We May Need Additional External Financing In The Future Which May Not Be Available

The Company has implemented various initiatives to improve its operating performance through the reduction of cost of sales expenses, operating expenses and legal fees. Management believes it will be able to continue to fund operations through cash saved as a result of the implementation of these initiatives and the anticipated renewal of the existing credit line. However, there can be no assurance that additional external financing will not be needed or that the Company will be able to secure such financing if and when needed.

Our Results Of Operations May Be Subject To Significant Fluctuations Which May Result In A Decrease In Our Stock Price

Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a wide variety of factors including:

•	the loss of contracts with retailers;
•	the continued impact of significant litigation on our business;
•	the timing of seasonal events for customers or the loss of customers;
•	the timing of new retail stores being added;
•	the timing of additional selling, marketing and general and administrative expenses; and
•	competitive conditions in our industry.

Due to these factors, our quarterly net sales, expenses and results of operations could vary significantly in the future and this could adversely affect the market price of our common stock.

We Have Significant Competitors

We face significant competition from other providers of at-shelf advertising or promotional signage. Some of these competitors have significantly greater financial resources that can be used to market their products. Should our competitors succeed in obtaining more of the at-shelf advertising business from our current customers, our revenues and related operations would be adversely affected.

Our Results Are Dependent On The Success Of Our Insignia POPS Program Which Represents A Very Significant Part Of Our Business

Our company is largely dependent on our POPS program, which represented approximately 84%, 83% and 85% of total net sales for fiscal 2005, 2004 and 2003, respectively. We expect the POPS program to continue to represent a higher percentage in fiscal 2006 and future periods. Should brand manufacturers no longer perceive value in the POPS program, our business and results of operations would be adversely affected due to our heavy dependence on this program.

Our Results Are Dependent On The Level Of Spending By Branded Product Manufacturers For Advertising And Promotional Expenditures

Our company is largely dependent on the net sales from our POPSigns, which are purchased by branded product manufacturers. Changes in economic conditions could result in reductions in advertising and promotional expenditures by branded product manufacturers. Should these reductions occur, our revenues and related results of operations would be adversely affected.

Our Results Are Dependent On Our Manufacturer Partners Continuing To Achieve Sales Increases

Our product manufacturer customers use our POPS program to motivate consumers to buy their branded products. Use of our POPS program has historically resulted in sales increases for that particular product. If our POPS program does not continue to result in these product sales increases, our marketing success and sales levels could be adversely affected.

Our Stock Price Has Been And May Continue To Be Volatile

During 2005 our common stock has traded between $2.31 and $0.25 per share. The market price of our common stock may continue to be volatile and may be significantly affected by:

•	the loss or addition of contracts with major retailers;
•	the continued impact of significant litigation on our business;
•	actual or anticipated fluctuations in our operating results;
•	announcements of new services by us or our competitors;
•	developments with respect to conditions and trends in our industry or in the industries we serve;
•	general market conditions; and
•	other factors, many of which are beyond our control.

Item 2.   Properties

The Company leases approximately 47,000 square feet of office and warehouse space in suburban Minneapolis, Minnesota, under a lease effective until January 2010. During 2005, the Company sublet approximately 10,000 square feet of this space. The Company believes that the remaining occupied square footage of approximately 37,000 square feet will meet the Company’s current and foreseeable needs.

Item 3.   Legal Proceedings

In August 2000, News America Marketing In-Store, Inc., (News America) brought suit against the Company in U.S. District Court in New York, New York. The case was settled in November 2002. The terms of the settlement agreement are confidential. The settlement did not impact the Company’s operating results.

In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York, alleging that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with retailers and prospective economic advantage, and has engaged in unfair competition. The suit seeks unspecified damages and injunctive relief. The Company filed a Motion to Dismiss in February 2004. In June 2004 News America amended the suit against the Company and the Company filed an amended Motion to Dismiss in August 2004. The Company is awaiting decision by the Court. Discovery has been stayed in this action. The Company believes the allegations are without merit and that the Company will prevail.

In September 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. In August 2005, the Court dismissed the suit, but permitted the Company to file an Amended Complaint with more specific allegations regarding the illegal actions taken by the defendants. The Company filed the Amended Complaint on September 23, 2005 and News America and Albertson’s Inc. refiled their Motions to Dismiss. The motions were heard on February 17, 2006 and the Company is awaiting a decision by the Court.

During the year ended December 31, 2005, the Company incurred legal fees of $1,085,000 related to the News America lawsuits and expects to continue to incur significant expenses until the litigation is concluded.

In September 2005, the Company brought a suit against Paul A. Richards and his company in Federal District Court in Minneapolis, Minnesota, alleging fraud and misrepresentation related to the VALUStix acquisition and asking that the acquisition be rescinded and all parties restored to their pre-acquisition status. An agreement in principle has been reached to settle the suit. The Company has recorded no liability at December 31, 2005 related to this matter and would not have a liability under the agreement in principle. The Company expects to resolve this matter in the second quarter of 2006.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

Item 4A.   Executive Officers of the Registrant

The names, ages and positions of the Company’s executive officers are as follows:

Name	Age	Position

Scott F. Drill	53	President, Chief Executive Officer, Secretary and Director
Justin W. Shireman	55	Vice President of Finance, Chief Financial Officer and Treasurer

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

Justin W. Shireman has been Vice President of Finance, Chief Financial Officer and Treasurer since April 2005. From April 2003 to March 2005, he was the Company’s Controller. From 2000 to 2002, he was the Controller for Learningbyte International, Inc., a developer of e-learning solutions. From 1994 to 2000 Mr. Shireman held several positions, including Controller and Director of Finance, with LecTec Corporation, a medical device manufacturer.

PART II.

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the Nasdaq Capital Market under the symbol ISIG. The following table sets forth the range of high and low bid prices reported on the Nasdaq System. These quotations represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions.

2005	High	Low	2004	High	Low
First Quarter	$2.31	$1.25	First Quarter	$3.09	$1.50
Second Quarter	1.46	0.76	Second Quarter	2.01	1.20
Third Quarter	1.01	0.46	Third Quarter	1.60	0.62
Fourth Quarter	0.90	0.25	Fourth Quarter	2.30	0.75

In August 2005, the Company received notice from Nasdaq that the Company had failed to comply with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market and would be given a period of time to regain compliance. In February 2006, the Company received notice from Nasdaq that the bid price deficiency had been cured.

Approximate Number of Holders of Common Stock

As of February 28, 2006, the Company had one class of Common Stock beneficially held by approximately 2,175 owners.

Dividends

The Company has never paid cash dividends on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

Item 6.   Selected Financial Data

(In thousands, except per share amounts.)

For the Years Ended December 31	2005	2004	2003	2002	2001
Net sales	$19,598	$20,992	$26,138	$24,821	$19,933
Operating income (loss)	(3,317)	(4,867)*	(4,316)**	411	119
Net income (loss)	(3,308)	(4,858)	(4,252)	333	121
Net income (loss) per share:
Basic and diluted	$(0.22)	$(0.38)	$(0.35)	$.03	$.01
Shares used in calculation of
Net income (loss) per share:
Basic	15,002	12,687	12,259	10,872	10,470
Diluted	15,002	12,687	12,259	11,800	11,540
Working capital	$2,592	$4,813	$5,797	$7,324	$2,883
Total assets	6,673	9,921	11,676	16,722	6,631
Total shareholders’ equity	2,072	5,333	7,822	11,258	3,239

*Includes a $960 impairment of goodwill more fully described in Note 2 to the financial statements.

**Includes a $2,133 impairment of goodwill more fully described in Note 2 to the financial statements.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

Statements made in this annual report on Form 10-K, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks described in Part I, Item 1A.

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

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

Year ended December 31	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.9	62.2	58.1
Gross profit	36.1	37.8	41.9
Operating expenses:
Selling	29.1	27.7	32.3
Marketing	5.8	5.2	5.3
General and administrative	18.2	23.5	12.6
Impairment of goodwill	—	4.6	8.2
Total operating expenses	53.1	61.0	58.4
Operating loss	(17.0)	(23.2)	(16.5)
Other income (expense)	0.1	0.1	0.2
Net loss	(16.9)%	(23.1)%	(16.3)%

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

Income Taxes. The Company records income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is established when management determines it is more likely than not that a deferred tax asset is not realizable in the foreseeable future. At December 31, 2005, all of the Company’s net deferred tax assets were offset with a valuation allowance, which amounted to $10.3 million. The Company cannot be certain that it will be more likely than not that these deferred tax assets will be realized in future years.

Accrued Retailer Guarantees. The Company has contracts with many retailers that provide for the retailer to be paid on a per sign basis for the services rendered by the retailer to hang the Company’s POPSigns in their respective stores. Some of the retailer contracts provide for minimum annual payment amounts. If those minimum levels are not met based upon the annual activity with those retailers, the Company is obligated to pay the contractual difference to the retailers. Excess amounts to be paid are computed and recorded on a monthly basis and paid on either a monthly, quarterly or annual basis. These amounts are included as expense within Cost of Services and thus affect the Company’s gross profit margin.

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

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123R”) Share-Based Payment. SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. SFAS 123R will be effective for the Company at the beginning of fiscal 2006 (January 1, 2006). The Company has not completed the process of evaluating the impact the adoption of SFAS 123R will have on its financial statements.

Acquisition

In December 2002, the Company acquired all of the assets comprising the VALUStix business from Paul A. Richards, Inc., a New York company (“PAR”), for $3,000,000 in cash, plus a five-year royalty based on annual net sales over a threshold amount, pursuant to an Asset Purchase Agreement between the Company and PAR.

The Company was not successful in integrating the VALUStix business into the POPS program during 2003 and 2004 based on a number of factors and therefore made a decision to de-emphasize that business. Utilizing discounted cash flows to determine the fair value of the VALUStix business, the Company determined that the carrying amount of goodwill exceeded the fair value of the business. As a result, the Company wrote-off the goodwill associated with the acquisition of $2,133,000 in the fourth quarter of 2003 and $960,000 second quarter of 2004. The primary factor leading to the impairment was the continued inability of the VALUStix acquisition to generate positive cash flow from operations. As of December 31, 2005, there is no goodwill remaining associated with the VALUStix acquisition.

In September 2005, the Company brought a suit against PAR and Paul Richards in Federal District Court in Minneapolis, Minnesota asking that the acquisition be rescinded and all parties restored to their pre-acquisition status. An agreement in principle has been reached to settle the suit. The Company has recorded no liability at December 31, 2005 related to this matter and would not have a liability under the agreement in principle. The Company expects to resolve this matter in the second quarter of 2006.

Fiscal 2005 Compared to Fiscal 2004

Net Sales. Net sales for the year ended December 31, 2005 decreased 6.6% to $19,598,000 compared to $20,992,000 for the year ended December 31, 2004.

Service revenues from our POPSign programs for the year ended December 31, 2005 decreased 5.2% to $16,445,000 compared to $17,341,000 for the year ended December 31, 2004. The decrease was primarily due to a significant reduction in the number of POPSign programs contracted by customers (consumer packaged goods manufacturers) during the fourth quarter of 2005. Our POPSign revenues during the first two quarters of 2005 exceeded revenues during the first two quarters of 2004 and third quarter revenues for both years were comparable. However, 2005 fourth quarter POPSign revenues decreased 37.9% to $3,169,000 compared to $5,104,000 for the fourth quarter of 2004. Historically, POPSign revenues have fluctuated significantly quarter to quarter as the volume of POPSign programs and the customers’ buying habits vary.

Product sales for the year ended December 31, 2005 decreased 13.6% to $3,153,000 compared to $3,651,000 for the year ended December 31, 2004. The decrease was due to the loss of a printing customer in 2005, a one-time printing order in 2004 and general decreasing demand for our products from our customers.

Gross Profit. Gross profit for the year ended December 31, 2005 decreased 10.7% to $7,079,000 compared to $7,930,000 for the year ended December 31, 2004. Gross profit as a percentage of total net sales decreased to 36.1% for 2005 compared to 37.8% for 2004.

Gross profit from our POPSign program revenues for the year ended December 31, 2005 decreased 9.3% to $5,630,000 compared to $6,205,000 for the year ended December 31, 2004. The decrease was primarily due to the effect of fixed costs on lower POPS program revenues partially offset by reduced payments to retailers. Gross profit as a percentage of POPSign program revenues decreased to 34.2% for 2005 compared to 35.8% for 2004, due to the factors discussed above. Gross profit from our POPSign revenues fluctuated significantly quarter to quarter during 2005. The fluctuations are due to a number of factors including level of revenues and related levels of guaranteed payments to retailers, as well as average price per sign. The Company expects POPSign gross profit to fluctuate significantly from quarter to quarter in 2006 due to the effect of fixed costs on fluctuating revenues.

Gross profit from our product sales for the year ended December 31, 2005 decreased 16% to $1,449,000 compared to $1,725,000 for the year ended December 31, 2004. Gross profit as a percentage of product sales decreased to 46% for 2005 compared to 47.2% for 2004. The decreases were primarily due to changes in product mix.

Operating Expenses

Selling. Selling expenses for the year ended December 31, 2005 decreased 1.9% to $5,697,000 compared to $5,809,000 for the year ended December 31, 2004, primarily due to a decrease in the number of sales related employees and reduced compliance audit costs, which were partially offset by severance costs due to staff reductions in December 2005. Selling expenses as a percentage of total net sales increased to 29.1% in 2005 compared to 27.7% in 2004, due to the effect of decreased net sales partially offset by the cost decreases described above.

Marketing. Marketing expenses for the year ended December 31, 2005 increased 3.7% to $1,135,000 compared to $1,095,000 for the year ended December 31, 2004, primarily due to increased data acquisition and advertising costs. Marketing expenses as a percentage of total net sales increased to 5.8% in 2005 compared to 5.2% in 2004, due to the effect of lower net sales and increased costs discussed above.

General and Administrative. General and administrative expenses for the year ended December 31, 2005 decreased 27.8% to $3,564,000 compared to $4,933,000 for the year ended December 31, 2004, primarily due to decreased legal fees. General and administrative expenses as a percentage of total net sales decreased to 18.2% in 2005 compared to 23.5% in 2004, primarily due to decreased legal fees which more than offset the effect of lower net sales. Legal fees were $1,352,000 for the year ended December 31, 2005 compared to $2,712,000 for the year ended December 31, 2004. The legal fees in each year were incurred primarily in connection with two News America lawsuits described elsewhere herein. We currently expect the amount of legal fees that will be incurred in connection with the ongoing lawsuits to be significant throughout 2006, especially if either case, or both, would go to trial during 2006. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Impairment of Goodwill. The Company recorded an impairment charge of $960,000 during 2004, writing off the remaining goodwill related to the 2002 acquisition of VALUStix (see discussion under Acquisition).

Other Income (Expense). Other income (net) for the year ended December 31, 2005 was $9,000 compared to other income (net) of $9,000 for the year ended December 31, 2004. Other income (net) in 2005 included $53,000 of interest expense related to the line of credit as compared to $13,000 of interest expense in 2004 related to the line of credit which was put in place in September 2004. Included in other income (net) in 2004 was a $45,000 one-time fee to move to the Nasdaq Capital Market.

Net Loss. Our net loss for the year ended December 31, 2005 was $(3,308,000) compared to $(4,858,000) for the year ended December 31, 2004.

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

General and Administrative. General and administrative expenses for the year ended December 31, 2004 increased 49.2% to $4,933,000 compared to $3,306,000 for the year ended December 31, 2003, primarily due to legal fees. General and administrative expenses as a percentage of total net sales increased to 23.5% in 2004 compared to 12.6% in 2003, primarily due to legal fees and the effect of lower net sales. Legal fees were $2,712,000 for the year ended December 31, 2004 compared to $976,000 for the year ended December 31, 2003. The legal fees in each year were incurred primarily in connection with the News America lawsuits.

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

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At December 31, 2005, working capital was $2,592,000 compared to $4,813,000 at December 31, 2004. During the same period total cash and cash equivalents decreased $3,445,000.

Net cash used in operating activities during 2005 was $3,268,000, primarily due to the $3,308,000 net loss. Prepaid expenses increased $295,000, primarily due to certain retailer payments made in advance offset partially by decreases in other prepaid expenses. Deferred revenue increased $320,000 due to the timing of billings for the POPS program cycles at year-end. The Company expects accounts receivable and accounts payable to fluctuate during 2006 depending on the level of quarterly POPS revenues. The Company expects inventory levels to remain flat during 2006. Accrued liabilities decreased $52,000 during 2005, net of the $1,130,000 effect of the conversion of accrued retailer liabilities to long-term liabilities.

Net cash of $128,000 was used in investing activities in 2005 due to the purchase of property and equipment. No major capital expenditures are expected in 2006.

Net cash of $49,000 was used in financing activities, including proceeds of $47,000 from the issuance of common stock and $96,000 of repayments on the line of credit. The issuance of common stock was related to the Employee Stock Purchase Plan.

On September 16, 2004, the Company entered into a Financing Agreement, Security Agreement and Revolving Note (collectively, “the Credit Agreement”) with Itasca Business Credit, Inc. that initially provided for borrowings up to $1,500,000 for twelve months, subject to collateral availability. The borrowings are secured by all of the Company’s assets. The Credit Agreement provides that borrowings will bear interest at 2.5% over prime, with a minimum monthly interest charge of $2,500, and an annual fee of 1% of the Revolving Note payable. The Credit Agreement includes various other customary terms and conditions. On November 22, 2004, the Company entered into an amendment to the Credit Agreement to extend the term to April 30, 2006, and is currently in discussions to renew the credit agreement under anticipated comparable terms. There were borrowings of $132,000 outstanding as of December 31, 2005.

At December 31, 2005, working capital was $2,592,000 compared to $4,813,000 at December 31, 2004, a decrease of $2,221,000. During 2005 cash and cash equivalents decreased by $3,445,000 to $2,711,000. The decrease in cash and cash equivalents was primarily due to the net loss for the year. Accrued liabilities of $1,130,000 related to retailer payments were converted to long-term liabilities during 2005 with $201,000 classified as current at December 31, 2005.

With our Form 10-Q for the quarter ended September 30, 2005, which was filed on November 14, 2005, the Company reported that POPS program bookings for 2006 were significantly behind prior year levels. Revenue bookings for 2006 have increased substantially since then and were approximately $11.8 million at March 20, 2006. Revenue bookings for 2005 were also approximately $11.8 million at March 20, 2005. In December 2005, the Company also implemented several cost cutting initiatives, including a workforce reduction of ten employees, with an expected annual operating expense reduction of approximately $1.1 million.

Therefore, the Company believes that based upon current business conditions, its existing cash balance, future cash from operations and borrowings on the anticipated renewal of its line of credit ,will be sufficient for its cash requirements during 2006. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2005:

Payments due by Period

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 years
Contractual Obligations:
Operating leases, excluding operating costs	$2,223,000	$530,000	$1,071,000	$622,000	$–
Payments to retailers*	10,218,000	2,500,000	3,331,000	4,387,000	–
Total contractual obligations	$12,441,000	$3,030,000	$4,402,000	$5,009,000	$–

*On an ongoing basis, the Company negotiates renewals of various retailer agreements, some of which provide for minimum annual program levels. If these minimums are not met, the Company is required to pay the contractual difference to the retailers. Upon the completion of renewals, the annual commitment amounts for 2006, 2007 and thereafter could be in excess of the amounts above.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

The following are included on the pages indicated:

Report of Independent Registered Public Accounting Firm	21

Balance Sheets as of December 31, 2005 and 2004	22

Statements of Operations for the years ended December 31, 2005, 2004 and 2003	23

Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003	24

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	25

Notes to Financial Statements	26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Insignia Systems, Inc.

We have audited the accompanying balance sheets of Insignia Systems, Inc. as of December 31, 2005 and 2004 and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material repects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

February 23, 2006

Insignia Systems, Inc.

BALANCE SHEETS

As of December 31	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$2,711,000	$6,156,000
Accounts receivable – net of $50,000 allowance	2,294,000	2,234,000
Inventories	448,000	495,000
Prepaid expenses and other	811,000	516,000
Total Current Assets	6,264,000	9,401,000

Property and Equipment:
Production tooling, machinery and equipment	1,657,000	1,656,000
Office furniture and fixtures	191,000	258,000
Computer equipment and software	564,000	697,000
Leasehold improvements	327,000	283,000
	2,739,000	2,894,000
Accumulated depreciation and amortization	(2,330,000)	(2,374,000)
Net Property and Equipment	409,000	520,000

Total Assets	$6,673,000	$9,921,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$132,000	$228,000
Current maturities of long-term liabilities	201,000	—
Accounts payable	1,770,000	1,929,000
Accrued liabilities
Compensation	496,000	426,000
Employee stock purchase plan	35,000	104,000
Legal	92,000	87,000
Retailer guarantees	271,000	1,429,000
Other	63,000	93,000
Deferred revenue	612,000	292,000
Total Current Liabilities	3,672,000	4,588,000

Long-Term Liabilities, less current maturities	929,000	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 20,000,000
Issued and outstanding shares – 15,002,000 in 2005 and 14,974,000 in 2004	150,000	150,000
Additional paid-in capital	29,165,000	29,118,000
Accumulated deficit	(27,243,000)	(23,935,000)
Total Shareholders’ Equity	2,072,000	5,333,000

Total Liabilities and Shareholders’ Equity	$6,673,000	$9,921,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

Year Ended December 31	2005	2004	2003
Services revenues	$16,445,000	$17,341,000	$22,155,000
Products sold	3,153,000	3,651,000	3,983,000
Total Net Sales	19,598,000	20,992,000	26,138,000

Cost of services	10,815,000	11,136,000	12,869,000
Cost of goods sold	1,704,000	1,926,000	2,304,000
Total Cost of Sales	12,519,000	13,062,000	15,173,000
Gross Profit	7,079,000	7,930,000	10,965,000

Operating Expenses:
Selling	5,697,000	5,809,000	8,459,000
Marketing	1,135,000	1,095,000	1,383,000
General and administrative	3,564,000	4,933,000	3,306,000
Impairment of goodwill	—	960,000	2,133,000
Total Operating Expenses	10,396,000	12,797,000	15,281,000
Operating Loss	(3,317,000)	(4,867,000)	(4,316,000)

Other Income (Expense):
Interest income	71,000	67,000	73,000
Interest expense	(53,000)	(13,000)	(2,000)
Other expense	(9,000)	(45,000)	(7,000)
Total Other Income (Expense)	9,000	9,000	64,000
Net Loss	$(3,308,000)	$(4,858,000)	$(4,252,000)

Net loss per share:
Basic and diluted	$(0.22)	$(0.38)	$(0.35)

Shares used in calculation of net loss per share:
Basic and diluted	15,002,000	12,687,000	12,259,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2002	11,767,000	$118,000	$25,692,000	$(14,552,000)	$11,258,000
Issuance of common stock, net	645,000	6,000	810,000	—	816,000
Warrant repricing	—	—	273,000	(273,000)	—
Net loss	—	—	—	(4,252,000)	(4,252,000)

Balance at December 31, 2003	12,412,000	124,000	26,775,000	(19,077,000)	7,822,000
Issuance of common stock, net	2,562,000	26,000	2,343,000	—	2,369,000
Net loss	—	—	—	(4,858,000)	(4,858,000)

Balance at December 31, 2004	14,974,000	150,000	29,118,000	(23,935,000)	5,333,000
Issuance of common stock, net	28,000	—	47,000	—	47,000
Net loss	—	—	—	(3,308,000)	(3,308,000)

Balance at December 31, 2005	15,002,000	$150,000	$29,165,000	$(27,243,000)	$2,072,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

Year Ended December 31	2005	2004	2003
Operating Activities:
Net loss	$(3,308,000)	$(4,858,000)	$(4,252,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239,000	296,000	293,000
Provision for bad debt expense	14,000	(88,000)	35,000
Impairment of goodwill	—	960,000	2,133,000
Changes in operating assets and liabilities:
Accounts receivable	(74,000)	1,094,000	1,988,000
Inventories	47,000	215,000	266,000
Prepaid expenses and other	(295,000)	293,000	(732,000)
Accounts payable	(159,000)	(163,000)	(1,374,000)
Accrued liabilities	(52,000)	1,010,000	208,000
Deferred revenue	320,000	(341,000)	(444,000)
Net cash used in operating activities	(3,268,000)	(1,582,000)	(1,879,000)

Investing Activities:
Purchases of property and equipment	(128,000)	(84,000)	(132,000)
Cash paid for business acquisition	—	—	(52,000)
Net cash used in investing activities	(128,000)	(84,000)	(184,000)

Financing Activities:
Net change in line of credit	(96,000)	228,000	—
Proceeds from issuance of common stock, net	47,000	2,369,000	816,000
Net cash provided by (used in) financing activities	(49,000)	2,597,000	816,000

Increase (decrease) in cash and cash equivalents	(3,445,000)	931,000	(1,247,000)
Cash and cash equivalents at beginning of year	6,156,000	5,225,000	6,472,000
Cash and cash equivalents at end of year	$2,711,000	$6,156,000	$5,225,000

Non-cash transaction:
Accrued liabilities (retailer guarantees) converted to long-term liabilities (see Note 4)	$1,130,000	$—	$—

Supplemental disclosures for cash flow information:
Cash paid during the year for interest	$52,000	$11,000	$2,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies.

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

Revenue Recognition. The Company recognizes revenue from Insignia POPSigns ratably over the period of service. The Company recognizes revenue related to equipment, software and sign card sales at the time the products are shipped to customers. Revenue associated with maintenance agreements is recognized ratably over the life of the contract. Revenue that has been billed and not yet earned is reflected as deferred revenue on the Balance Sheet.

Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2005, $1,684,000 was invested in an overnight repurchase account, $700,000 was invested in certificates of deposit and $327,000 was invested in a short-term money market account. At December 31, 2004, $5,310,000 was invested in an overnight repurchase account and $585,000 was invested in a short-term money market account.

Fair Value of Financial Instruments. The financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, line of credit, accounts payable and long-term liabilities. The fair value of the long-term liabilities is estimated based on the use of discounted cash flow analysis using interest rates for other debt offered to the Company. The Company estimates the carrying value of the long-term liabilities approximates fair value. All other financial instruments approximate fair value because of the short-term nature of these instruments.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2005	2004
Beginning balance	$50,000	$140,000
Bad debt provision (recovery)	14,000	(88,000)
Accounts written-off	(14,000)	(2,000)

Ending balance	$50,000	$50,000

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

December 31	2005	2004
Raw materials	$164,000	$196,000
Work-in-process	14,000	6,000
Finished goods	270,000	293,000
	$448,000	$495,000

Prepaid Expenses. During the year ended December 31, 2003, the Company made a pre-payment of $1,000,000 to a retailer in connection with a three-year contract. The pre-payment was amortized ratably over the three-year contract using the straight-line method. The amortization of approximately $333,000 during the years ended December 31, 2005, 2004 and 2003 was recorded in the Cost of Services in the Statement of Operations. At December 31, 2005, the payment was completely amortized.

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

Leasehold improvements are amortized over the shorter of the remaining term of the lease or estimated life of the asset.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and was reviewed for impairment at least annually or whenever an impairment indicator arises. See Note 2 for additional information.

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

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

Accrued Retailer Guarantees. The Company has contracts with many retailers that provide for the retailer to be paid on a per sign basis for the services rendered by the retailer to hang POPSigns in their respective stores. Some of the retailer contracts provide for minimum annual payment amounts. If those minimum levels are not met based upon the annual activity with those retailers, the Company is obligated to pay the contractual difference to the retailers. Excess amounts to be paid are computed and recorded on a monthly basis and paid on either a monthly, quarterly or annual basis. These amounts are included as expense within Cost of Services and thus affect the Company’s gross profit margin.

Stock-Based Compensation. The Company has stock-based employee compensation plans, which are described more fully in Note 6. The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. No compensation costs related to stock option grants have been recognized in the Statements of Operations (see Note 6). The following table illustrates the effect on the Company’s net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement 123, Accounting for Stock-Based Compensation, using the assumptions described in Note 6, to its stock-based employee plans.

Year ended December 31	2005	2004	2003
Net loss, as reported	$(3,308,000)	$(4,858,000)	$(4,252,000)
Deduct: Total stock-based employee compensation expense
determined under fair value based methods for all awards	(480,000)	(1,062,000)	(1,389,000)

Pro forma net loss	$(3,788,000)	$(5,920,000)	$(5,641,000)

Basic and diluted net loss
per share
As reported	$(0.22)	$(0.38)	$(0.35)
Pro forma	$(0.25)	$(0.47)	$(0.46)

Advertising Costs. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $69,000, $9,000 and $155,000 during the years ended December 31, 2005, 2004 and 2003.

Net Loss Per Share. Basic net loss per share is computed by dividing net loss by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the year. Options and warrants to purchase approximately 1,737,000, 1,629,000 and 1,212,000 shares of common stock with weighted average exercise prices of $4.92, $5.72 and $9.06 were outstanding at December 31, 2005, 2004 and 2003 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the reporting periods.

For the years ended December 31, 2005, 2004 and 2003, the effect of options and warrants was anti-dilutive due to the net losses incurred during the periods. Had net income been achieved, approximately 17,000, 41,000 and 371,000 of common stock equivalents would have been included in the computation of diluted net income per share for the years ended December 31, 2005, 2004 and 2003.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

For all periods presented, diluted net loss per share is the same as basic loss per common share because the effect of outstanding options and warrants is antidilutive.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

New Accounting Pronouncements. In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123R”) Share-Based Payment. This Statement requires that the costs of employee share-based payments be measured at fair value on the grant date of the awards using an option-pricing model and recognized in the financial statements over the requisite service period. Statement 123(R) supersedes APB Opinion 25, and its related interpretations, and eliminates the alternative to use the intrinsic value method, which the Company is currently using.

Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, Accounting for Stock-Based Compensation, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement.

The Company is currently determining which transition method it will adopt and is evaluating the impact Statement 123(R) will have on its financial position, results of operations, income (loss) per share and cash flows when the Statement is adopted.

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

In September 2005, the Company brought a suit against PAR and Paul Richards in Federal District Court in Minneapolis, Minnesota asking that the acquisition be rescinded and all parties restored to their pre-acquisition status. (See additional discussion under Note 5).

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

3.

Line of Credit. On September 16, 2004, the Company entered into a Financing Agreement, Security Agreement and Revolving Note (collectively, “the Credit Agreement”) with Marquette Business Credit, Inc. that initially provided for borrowings up to $1,500,000 for twelve months, subject to collateral availability. The borrowings are secured by all of the Company’s assets. The Credit Agreement provides that borrowings will bear interest at 2.5% over prime, with a minimum monthly interest charge of $2,500, and an annual fee of 1% of the Revolving Note payable. The Credit Agreement includes various other customary terms and conditions. On November 22, 2004 the Company entered into an amendment to the Credit Agreement to extend the term to April 30, 2006, and is currently in discussions to renew the credit agreement under anticipated comparable terms. Borrowings of $132,000 and $228,000 were outstanding with an effective rate of 9.75% and 7.75% as of December 31, 2005 and 2004.

4.

Long-Term Liabilities. Effective December 31, 2005 the Company reached an agreement with a retailer for the deferred payment of certain obligations on an interest-free basis. These obligations are recorded as long-term liabilities with an imputed annual interest rate of 10.0%.

December 31	2005	2004
Uncollateralized three year liability,
payable in monthly installments	$732,000	$—
Uncollateralized liability, due December 31, 2009	179,000	—
Uncollateralized liability, due December 31, 2010	219,000	—
Total	1,130,000	—
Less current maturities	(201,000)	—
	$929,000	$—
5.	Commitments and Contingencies.

Operating Leases. The Company conducts its operations in a leased facility. The operating lease is effective until January 2010. During 2005 the Company entered into an agreement to sub-lease a portion of its facility through September 2008. The Company also leases equipment under operating lease agreements effective through December 2008. Rent expense under all of these leases, net of sub-lease rental income, was approximately $1,070,000, $1,170,000 and $1,172,000 for the years ended December 31, 2005, 2004 and 2003.

Minimum future lease obligations under these leases, net of sub-lease rental income and excluding operating costs, are approximately as follows for the years ending December 31:

2006	$530,000
2007	527,000
2008	544,000
2009	597,000
2010	25,000
Thereafter	—

Legal. In August 2000, News America Marketing In-Store, Inc. (News America), brought suit against the Company in U.S. District Court in New York, New York. The case was settled in November 2002. The terms of the settlement agreement are confidential. The settlement did not impact the Company’s operating results.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York, alleging that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with retailers and prospective economic advantage, and has engaged in unfair competition. The suit seeks unspecified damages and injunctive relief. The Company filed a Motion to Dismiss in February 2004. In June 2004 News America amended the suit against the Company and the Company filed an amended Motion to Dismiss in August 2004. The Company is awaiting decision by the Court. Discovery has been stayed in this action. If the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business. Management believes the allegations are without merit and that the Company will prevail.

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. In August 2005 the Court dismissed the suit, but permitted the Company to file an Amended Complaint with more specific allegations regarding the illegal actions taken by the defendants. The Company filed the Amended Complaint on September 23, 2005 and News America and Albertson’s Inc. refiled their Motions to Dismiss. The motions were heard on February 17, 2006 and the Company is awaiting a decision in the matter.

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuits to be significant throughout 2006. During the years ended December 31, 2005, 2004 and 2003, the Company incurred legal fees of $1,085,000, $2,527,000 and $766,000 related to the News America litigation.

In September 2005, the Company brought a suit against Paul A. Richards and his company in Federal District Court in Minneapolis, Minnesota, alleging fraud and misrepresentation related to the VALUStix acquisition and asking that the acquisition be rescinded and all parties restored to their pre-acquisition status. An agreement in principle has been reached to settle the suit. The Company has recorded no liability at December 31, 2005 related to this matter and would not have a liability under the agreement in principle. The Company expects to resolve this matter in the second quarter of 2006.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for minimum annual program levels. If those minimum levels are not met, the Company is obligated to pay the contractual difference to the retailers. During the years ended

December 31, 2005, 2004 and 2003 the Company incurred approximately $2,131,000, $2,701,000 and $950,000 of costs related to these minimums. The amounts were recorded in Cost of Services in the Statements of Operations.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

Aggregate minimum commitment amounts under these agreements with retailers are approximately as follows for the years ending December 31:

2006	$2,500,000
2007	1,450,000
2008	1,881,000
2009	2,078,000
2010	2,309,000

On an ongoing basis the Company negotiates renewals of various retailer agreements. Upon the completion of future contract renewals, the annual commitment amounts for 2006 and thereafter could be in excess of the amounts above.

6.	Shareholders’ Equity.

Private Placements and Warrants. On December 3, 2004, the Company closed a private placement of $2,490,000 of common stock to a small group of accredited investors at a price of $1.00 per share, pursuant to a Securities Purchase Agreement. The price represented a 15% discount from the average closing bid price of the Company’s common stock over the five days prior to the closing. The Company registered the shares sold in this private placement with an effective date of January 21, 2005.

On December 18, 2002, the Company closed a private placement of $7,500,000 of common stock to a small group of accredited investors at a price of $9.19 per share, pursuant to a Securities Purchase Agreement. The price represented a 15% discount from the average closing bid price of the Company’s common stock over the five days prior to the closing. As part of this offering, the Company also issued warrants to the investors entitling them to purchase an additional 244,827 shares of the Company’s common stock at an initial exercise price of $12.44 per share for a five-year period. Additionally, a warrant to purchase 40,805 shares with the same terms was issued to the Placement Agent. The warrant agreements were amended, effective December 29, 2003, to adjust the exercise price of the warrants to $2.75 per share in exchange for certain terms of the warrant agreement being deleted in their entirety. The warrants are all exercisable at December 31, 2005.

Stock Options. At December 31, 2002 the Company had a stock option plan (the “1990 Plan”) for its employees and directors under which substantially all of the shares reserved for issuance had been issued. During May 2003, the Company’s shareholders approved the 2003 Incentive Stock Option Plan (the “2003 Plan”) and an aggregate of 350,000 shares of common stock were reserved for issuance. The shareholders approved an additional 650,000 shares for issuance in May of 2004 and an additional 625,000 shares for issuance in May of 2005. The 2003 Plan replaced the 1990 Plan. Options granted under the 1990 Plan will remain in effect until they are exercised or expire according to their terms. All current option grants are made under the 2003 Plan.

Under the terms of the stock option plans, the Company grants incentive or non-qualified stock options to employees and directors generally at an exercise price at or above 100% of fair market value on the date of grant. The stock options expire five or ten years after the date of grant and generally vest over three years.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes activity under the Option Plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share

Balance at December 31, 2002	15,623	1,746,007	$ 4.88
Reserved	350,000	—	—
Granted	(245,100)	245,100	5.81
Exercised	—	(636,529)	1.41
Cancelled	48,231	(48,231)	8.24
Termination of 1990 Plan	(58,454)	—	—

Balance at December 31, 2003	110,300	1,306,347	6.57
Reserved	650,000	—	—
Granted	(504,400)	504,400	1.44
Exercised	—	(23,000)	1.18
Cancelled – 2003 Plan	102,200	(102,200)	3.50
Cancelled – 1990 Plan	—	(213,551)	5.39

Balance at December 31, 2004	358,100	1,471,996	5.33
Reserved	625,000	—	—
Granted	(578,300)	578,300	0.91
Cancelled – 2003 Plan	158,566	(158,566)	1.74
Cancelled – 1990 Plan	—	(32,401)	7.63

Balance at December 31, 2005	563,366	1,859,329	$ 4.22

The numbers of options exercisable under the Option Plans were:

December 31, 2003	816,332
December 31, 2004	946,672
December 31, 2005	1,207,131

The following table summarizes information about the stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable at December 31, 2005	Weighted Average Exercise Price Per share

$0.58 – $ 0.82	100,200	9.88 years	$ 0.67	—	—
0.91 – 1.31	709,966	8.92 years	1.12	198,462	$ 1.27
1.70 – 1.95	156,100	4.57 years	1.84	155,900	1.84
4.00 – 5.81	261,330	6.23 years	5.23	224,436	5.14
6.00 – 8.90	411,733	5.62 years	7.78	408,399	7.80
9.28 – 11.36	220,000	6.62 years	9.67	219,934	9.67

$0.58 – $11.36	1,859,329	7.23 years	$ 4.22	1,207,131	$ 5.80

Options outstanding under the Option Plans expire at various dates during the period January 2006 through December 2015.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

The weighted average fair values of options granted during the years ended December 31, 2005, 2004 and 2003 were $0.45, $0.58 and $2.88 and were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the years ended December 31, 2005, 2004 and 2003: risk-free interest rate of 3.77%, 2.92% and 1.62%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of .729, .568 and .760 and a weighted average expected life of the option of three years.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “Plan”) that enables employees to contribute up to 10% of their compensation toward the purchase of the Company’s common stock at 85% of market value. During the years ended December 31, 2005, 2004 and 2003, employees purchased 28,231, 48,506 and 35,172 shares under the Plan. At December 31, 2005, 167,077 shares are reserved for future employee purchases of common stock under the Plan.

7.

Income Taxes. At December 31, 2005, the Company had net operating loss carryforwards of approximately $24,000,000, which are available to offset future taxable income. These carryforwards are subject to the limitations of Internal Revenue Code Section 382. This Section provides limitations on the availability of net operating losses to offset current taxable income if an ownership change has occurred as defined by Internal Revenue Code Section 382. These carryforwards will begin expiring in 2006.

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

The actual tax expense attributable to income from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the net loss as follows:

Year Ended December 31	2005	2004
Federal statutory rate	34.0%	34.0%
Change in federal valuation allowance	(22.2)	(33.8)
Expiration of carryforward	(11.5)	—
Stock options	—	0.1
Other	(0.3)	(0.3)
Effective federal income tax rate	0.0%	0.0%

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

Significant components of the deferred taxes are as follows:

As of December 31	2005	2004
Deferred Tax Assets:
Net operating loss carryforwards	$8,813,000	$8,431,000
Goodwill	914,000	990,000
Accrued expenses	348,000	5,000
Inventory reserve	40,000	42,000
Accounts receivable allowance	18,000	18,000
Other	165,000	101,000
Deferred tax assets	10,298,000	9,587,000
Less valuation allowance	(10,298,000)	(9,587,000)

Net deferred taxes	$—	$—

8.

Employee Benefit Plans. The Company has a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. The Company made a matching contribution of approximately $102,000 during the year ended December 31, 2003. During the years ended December 31, 2005 and 2004 the Company made no matching contributions.

9.	Concentrations.

Major Customers. During the year ended December 31, 2005, two customers accounted for 17% and 16% of the Company’s total net sales. At December 31, 2005, these two customers represented 24% and 31% of the Company’s total accounts receivable and one other customer represented 10% of the Company’s total accounts receivable. During the year ended December 31, 2004, these two customers accounted for 11% and 16% of the Company’s total net sales, and 29% and 11% of the Company’s total accounts receivable. During the year ended December 31, 2004, one other customer accounted for 11% of the Company’s total net sales and 6% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results.

Export Sales. Export sales accounted for 1% of total net sales during the years ended December 31, 2005, 2004 and 2003.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

10.	Quarterly Financial Data. (Unaudited)

Quarterly data for the years ended December 31, 2005 and 2004 was as follows:

Year Ended December 31, 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$4,972,000	$5,396,000	$5,285,000	$3,945,000
Gross profit	1,732,000	2,108,000	1,980,000	1,259,000
Net loss	(1,057,000)	(508,000)	(432,000)	(1,311,000)
Net loss per share:
Basic and diluted	$(0.07)	$(0.03)	$(0.03)	$(0.08)

Year Ended December 31, 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$4,706,000	$5,072,000	$5,337,000	$5,877,000
Gross profit	1,360,000	1,882,000	2,098,000	2,590,000
Net income (loss)	(1,457,000)	(2,144,000)*	(1,413,000)	156,000
Net income (loss) per share:
Basic and diluted	$(0.12)	$(0.17)	$(0.11)	$0.01

* Includes a $960,000 impairment of goodwill described in Note 2.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures as of December 31, 2005 are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

(b)   Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None.

PART III.

Item 10.   Directors and Executive Officers of the Registrant

Information concerning Executive Officers of the Company is included in this Annual Report in Item 4A under the caption “Executive Officers of the Registrant.” The information required by Item 10 concerning the directors of the Company is incorporated herein by reference to the Company’s proxy statement for its 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 11.   Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement for its 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the Company’s proxy statement for its 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 13.   Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the Company’s proxy statement for its 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 14.   Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the Company’s proxy statement for its 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 15.   Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2005 and 2004
Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Financial Statements

The following schedule of Insignia Systems, Inc. is included in Item 15:

Schedule II. Valuation and Qualifying Accounts

(a)	Exhibits

Exhibit Number	Description	Incorporation By Reference To

2	Asset Purchase Agreement dated December 23, 2002 between Insignia Systems, Inc. and Paul A. Richards, Inc.	Exhibit 2 of the Registrant’s Form 8-K filed December 31, 2002

3.1	Articles of Incorporation of Registrant, as amended to date	Exhibit 3.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

3.2	Bylaws, as amended to date	Exhibit 3.2 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

4.1	Specimen Common Stock Certificate of Registrant	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

4.2	Securities Purchase Agreement dated December 18, 2002 among Insignia Systems, Inc. and the Purchasers	Exhibit 4.1 of the Registrant’s Form 8-K filed December 31, 2002

4.3	Registration Rights Agreement dated December 18, 2002 among Insignia Systems, Inc. and the Purchasers	Exhibit 4.2 of the Registrant’s Form 8-K filed December 31, 2002

4.4	Form of Warrant dated December 18, 2002 between Insignia Systems, Inc. and the Holders	Exhibit 4.3 of the Registrant’s Form 8-K filed December 31, 2002

4.5	Amendment to Warrant dated December 29, 2003 between Insignia Systems, Inc. and the Holders	Exhibit 4.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

4.6	Purchase Agreement dated December 1, 2004 between Insignia Systems, Inc. and Investors	Exhibit 4.1 of the Registrant’s Form 8-K filed December 2, 2004

4.7	Registration Rights Agreement dated December 1, 2004 between Insignia Systems, Inc. and Investors	Exhibit 4.2 of the Registrant’s Form 8-K filed December 2, 2004

4.8	Escrow Agreement dated December 1, 2004 between Insignia Systems, Inc. and Investors	Exhibit 4.3 of the Registrant’s Form 8-K filed December 2, 2004

Exhibit Number	Description	Incorporation By Reference To

10.1	Employment Agreement dated December 23, 2002 between Insignia Systems, Inc. and Paul A. Richards	Exhibit 10.1 of the Registrant’s Form 8-K filed December 31, 2002

10.2	Royalty Agreement dated December 23, 2002 between Insignia Systems, Inc. and Paul A. Richards, Inc.	Exhibit 10.2 of the Registrant’s Form 8-K filed December 31, 2002

10.3	The Company’s 1990 Stock Plan, as amended	Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

10.4	Lease Agreement between Insignia Systems, Inc. and the Landlord , dated October 31, 2002	Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10.5	Sublease Agreement between Insignia Systems, Inc. and the Sublessee dated March 31, 2005	Exhibit 10.2 of the Registrants Form 10-Q for the quarterly period ended March 31, 2005

10.6	License Agreement between Thomas and Lawrence McGourty and Insignia Systems, Inc. dated January 23, 1990, as amended	Exhibit 10.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

10.7	Barcode License and Support Agreement between Thomas and Lawrence McGourty and Insignia Systems, Inc. dated January 23, 1990	Exhibit 10.2 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

10.8	Employee Stock Purchase Plan, as amended	Exhibit 4.2 of the Registrants Registration Statement on Form S-8, Reg. No. 333-127606

10.9	The Company’s 2003 Incentive Stock Option Plan, as amended	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-127606

10.10	Amended Change in Control Severance Agreement with Scott F. Drill dated December 20, 2005	Filed herewith

10.11	Amended Change in Control Severance Agreement with Justin W. Shireman dated December 20, 2005	Filed herewith

10.12	Financing Agreement between Itasca Business Credit, Inc. and the Company dated September 16, 2004	Exhibit 10.1 of the Registrant’s Form 8-K filed September 22, 2004

10.13	Security Agreement between Itasca Business Credit, Inc. and the Company dated September 16, 2004	Exhibit 10.2 of the Registrant’s Form 8-K filed September 22, 2004

10.14	Revolving Note between Itasca Business Credit, Inc. and the Company dated September 16, 2004	Exhibit 10.3 of the Registrant’s Form 8-K filed September 22, 2004

10.15	Amendment to Financing Agreement between Itasca Business Credit, Inc. and the Company dated November 22, 2004	Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004

Exhibit Number	Description	Incorporation By Reference To

10.16	Restated Revolving Note between Itasca Business Credit, Inc. and the Company dated November 22, 2004	Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004

10.17	Consulting Agreement, effective February 1, 2006, between Gary L. Vars and the Company	Exhibit 4.1 of the Registrant’s Form 8-K filed February 1, 2006

10.18	Nonqualified Stock Option Agreement, effective February 1, 2006, between Gary L. Vars and the Company	Exhibit 4.2 of the Registrant’s Form 8-K filed February 1, 2006

14	Code of Ethics	Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

23.1	Consent of Grant Thornton LLP	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SCHEDULE II. Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions Describe		Balance at End of Period

Year ended December 31, 2005
Allowance for doubtful accounts	$50,000	$14,000	$14,000	(1)	$50,000
Provision for inventory lower of cost or market adjustment	113,000	(6,000)	—	(2)	107,000

Year ended December 31, 2004
Allowance for doubtful accounts	$140,000	$(88,000)	$2,000	(1)	$50,000
Provision for inventory lower of cost or market adjustment	73,000	60,000	20,000	(2)	113,000

Year ended December 31, 2003
Allowance for doubtful accounts	$132,000	$35,000	$27,000	(1)	$140,000
Provision for inventory lower of cost or market adjustment	50,000	121,000	98,000	(2)	73,000

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Inventory scrapped and disposed of.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Scott F. Drill
Scott F. Drill President and CEO

Dated:   March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott F. Drill	President, Chief Executive Officer (principal	March 30, 2006
executive officer) Secretary and Director
Scott F. Drill

/s/ Justin W. Shireman	Vice President of Finance, Chief Financial Officer	March 30, 2006
(principal financial officer) and Treasurer
Justin W. Shireman

/s/ Donald J. Kramer	Director	March 30, 2006

Donald J. Kramer

/s/ W. Robert Ramsdell	Director	March 30, 2006

W. Robert Ramsdell

/s/ Gordon F. Stofer	Director	March 30, 2006

Gordon F. Stofer

/s/ Gary L. Vars	Director	March 30, 2006

Gary L. Vars

/s/ Peter V. Derycz	Director	March 30, 2006

Peter V. Derycz