Form 10-Q
period 2006-03-31
INSIGNIA SYSTEMS INC/MN
filed 2006-05-15
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

        Number of shares outstanding of Common Stock, $.01 par value, as of May 9, 2006, was 15,059,316.

Insignia Systems, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Insignia Systems, Inc.
BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,726,000	$2,711,000
Accounts receivable, net	3,415,000	2,294,000
Inventories	531,000	448,000
Prepaid expenses and other	840,000	811,000

Total Current Assets	6,512,000	6,264,000

Property and Equipment:
Production tooling, machinery and equipment	1,763,000	1,657,000
Office furniture and fixtures	191,000	191,000
Computer equipment and software	572,000	564,000
Leasehold improvements	330,000	327,000

	2,856,000	2,739,000
Accumulated depreciation and amortization	(2,375,000)	(2,330,000)

Net Property and Equipment	481,000	409,000

Total Assets	$6,993,000	$6,673,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$329,000	$132,000
Current maturities of long-term liabilities	224,000	201,000
Accounts payable	1,262,000	1,770,000
Accrued liabilities
Compensation	476,000	496,000
Employee stock purchase plan	24,000	35,000
Legal	68,000	92,000
Retailer guarantees	21,000	271,000
Other	81,000	63,000
Deferred revenue	804,000	612,000

Total Current Liabilities	3,289,000	3,672,000

Long-Term Liabilities, less current maturities	871,000	929,000

Shareholders’ Equity:
Common stock, par value $.01;
Authorized shares – 20,000,000
Issued and outstanding shares – 15,059,000 at March 31, 2006
and 15,002,000 at December 31, 2005	151,000	150,000
Additional paid-in capital	29,286,000	29,165,000
Accumulated deficit	(26,604,000)	(27,243,000)

Total Shareholders’ Equity	2,833,000	2,072,000

Total Liabilities and Shareholders’ Equity	$6,993,000	$6,673,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2006	2005
Services revenues	$4,720,000	$4,137,000
Products sold	702,000	835,000

Total Net Sales	5,422,000	4,972,000

Cost of services	2,042,000	2,817,000
Cost of goods sold	406,000	423,000

Total Cost of Sales	2,448,000	3,240,000

Gross Profit	2,974,000	1,732,000

Operating Expenses:
Selling	1,217,000	1,440,000
Marketing	248,000	333,000
General and administrative	849,000	1,025,000

Total Operating Expenses	2,314,000	2,798,000

Operating Income (Loss)	660,000	(1,066,000)

Other Income (Expense):
Interest income	21,000	21,000
Interest expense	(42,000)	(12,000)

Total Other Income (Expense)	(21,000)	9,000

Net Income (Loss)	$639,000	$(1,057,000)

Net income (loss) per share:
Basic	$0.04	$(0.07)
Diluted	$0.04	$(0.07)

Shares used in calculation of net income (loss) per share:
Basic	15,058,000	15,002,000
Diluted	15,324,000	15,002,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2006	2005
Operating Activities:
Net income (loss)	$639,000	$(1,057,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	50,000	61,000
Stock-based compensation	87,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,121,000)	(568,000)
Inventories	(83,000)	(98,000)
Prepaid expenses and other	(29,000)	(502,000)
Accounts payable	(508,000)	(132,000)
Accrued liabilities	(287,000)	(957,000)
Deferred revenue	192,000	145,000

Net cash used in operating activities	(1,060,000)	(3,108,000)

Investing Activities:
Purchases of property and equipment	(122,000)	(40,000)

Net cash used in investing activities	(122,000)	(40,000)

Financing Activities:
Net change in line of credit	197,000	(3,000)
Payment of long-term liabilities	(35,000)	—
Proceeds from issuance of common stock, net	35,000	52,000

Net cash provided by financing activities	197,000	49,000

Decrease in cash and cash equivalents	(985,000)	(3,099,000)
Cash and cash equivalents at beginning of period	2,711,000	6,156,000

Cash and cash equivalents at end of period	$1,726,000	$3,057,000

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2006, and its results of operations and cash flows for the three months ended March 31, 2006 and 2005. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Summary of Significant Accounting Policies in the Company’s 2005 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	March 31, 2006	December 31, 2005
Raw materials	$163,000	$164,000
Work-in-process	14,000	14,000
Finished goods	354,000	270,000

	$531,000	$448,000

Stock-Based Compensation. The Company has various types of stock-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Notes 1 and 6 of the Company’s Financial Statements on Form 10-K for the year ended December 31, 2005, for additional information related to these stock-based compensation plans.

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans where the exercise price of options granted equaled the market value of the underlying common stock on the date of grant.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on January 1, 2006, and compensation cost for all share based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123R on January 1, 2006, the net income and net income per share for the three months ended March 31, 2006 were $87,000 and $0.01 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. No deferred tax benefits were recognized for these costs due to our recurring losses.

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the three months ended March 31, 2005:

Three Months Ended March 31	2005
Net loss, as reported	$(1,057,000)
Deduct: Total stock-based employee compensation
expense determined under fair value based
methods for all awards	169,000

Pro forma net loss	$(1,226,000)

Basic and diluted net loss per share:
As reported	$(0.07)
Pro forma	$(0.08)

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

Three Months Ended March 31	2006	2005
Stock Options:
Expected life (years)	1.11	3.00
Expected volatility	70%	67%
Dividend yield	0%	0%
Risk-free interest rate	4.47%	3.51%

Employee Stock Purchase Plan:
Expected life (years)	1.00	1.00
Expected volatility	70%	67%
Dividend yield	0%	0%
Risk-free interest rate	4.25%	2.79%

The expected terms of the options and employee stock purchase plan rights are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on historical and expected future volatility of the Company’s stock. The Company has not historically issued any dividends and does not expect to in the future.

Stock option activity is summarized as follows:

	Plan Options Outstanding	Exercise Price Range	Weighted Average Exercise Price Per Share
Balance at December 31, 2005	1,859,329	$ 0.58 – $ 11.36	$4.22
Granted	85,600	$ 0.84 – $ 1.01	0.84
Exercised	—	—	—
Cancellations	(258,600)	$ 0.96 – $ 7.80	2.99

Balance at March 31, 2006	1,686,329	$ 0.58 – $ 11.36	$4.19

The following table summarizes information about the stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable at March 31, 2006	Weighted Average Exercise Price Per Share
$0.58 – $ 0.96	470,800	8.24 years	$0.88	106,732	$0.86
1.01 – 1.72	348,300	6.92 years	1.40	252,564	1.43
1.95 – 5.80	295,896	6.31 years	4.39	259,068	4.19
6.00 – 8.40	340,533	5.28 years	7.76	337,199	7.78
8.49 – 10.90	230,600	6.35 years	9.63	230,600	9.63
11.36 – 11.36	200	6.68 years	11.36	200	11.36

$0.58 – $11.36	1,686,329	6.77 years	$4.19	1,186,363	$5.38

Options outstanding under the Option Plans expire at various dates during the period April 2006 through March 2016.

As of March 31, 2006, there was $159,000 of total unrecognized compensation costs related to the outstanding stock options which is expected to be recognized over a weighted average period of 1.06 years.

At March 31, 2006, a total of 675,300 shares were available for grant under the stock option plans.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 1,602,000 and 1,316,000 shares of common stock with weighted average exercise prices of $4.98 and $6.08 were outstanding at March 31, 2006 and 2005 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the reporting period. For the three months ended March 31, 2005, the effect of options and warrants was anti-dilutive due to the net loss incurred during the period. Had net income been achieved, approximately 101,000 of common stock equivalents would have been included in the computation of diluted net income per share.

Three Months Ended March 31	2006	2005
Denominator for basic net income (loss)
per share – weighted averages shares	15,058,000	15,002,000

Effect of dilutive securities:
Stock options and warrants	266,000	—

Denominator for diluted net income (loss) per
share – adjusted weighted average shares	15,324,000	15,002,000

2.	Line of Credit. On September 16, 2004, the Company entered into a Financing Agreement, Security Agreement and Revolving Note (collectively, “the Credit Agreement”) with Marquette Business Credit, Inc. that initially provided for borrowings up to $1,500,000 for twelve months, subject to collateral availability. The borrowings are secured by all of the Company’s assets. The Credit Agreement provides that borrowings will bear interest at 2.5% over prime, with a minimum monthly interest charge of $2,500, and an annual fee of 1% of the Revolving Note payable. The Credit Agreement includes various other customary terms and conditions. On November 22, 2004 the Company entered into an amendment to the Credit Agreement to extend the term to April 30, 2006, and on May 8, 2006 the Company entered into a second amendment to the Credit Agreement to extend the term to April 30, 2007. Borrowings of $329,000 were outstanding with an effective rate of 10.25% as of March 31, 2006.

3.	Commitments and Contingencies.
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

On September 23, 2004, the Company brought suit against News America, and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. In August 2005 the Court dismissed the suit, but permitted the Company to file an amended complaint with more specific allegations regarding the illegal actions taken by the defendants. The Company filed the amended complaint on September 23, 2005 and News America and Albertson’s Inc. refiled their motions to dismiss. The motions were heard on February 17, 2006 and the Company is awaiting a decision in the matter.

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuits to be significant throughout 2006. During the quarter ended March 31, 2006, the Company incurred legal fees of $190,000 related to the News America litigation.

In September 2005, the Company brought a suit against Paul A. Richards and his company in Federal District Court in Minneapolis, Minnesota, alleging fraud and misrepresentation related to the 2002 VALUStix acquisition and asking that the acquisition be rescinded and all parties restored to their pre-acquisition status. The Company wrote off all of the goodwill associated with the acquisition in the fourth quarter of 2003 and the second quarter of 2004. An agreement in principle has been reached to settle the suit. The Company has recorded no liability at March 31, 2006 related to this matter and would not have a liability under the agreement in principle. The Company expects to resolve this matter in the second quarter of 2006.

The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for minimum annual program levels. If those minimum levels are not met, the Company is obligated to pay the contractual difference to the retailers. The Company calculates these estimated minimum payments based on actual activity to date. Due to the annual nature of these contracts, increased activity with these retailers in subsequent fiscal quarters could decrease the estimated payment amounts recorded in the current period. During the three months ended March 31, 2005 the Company incurred approximately $411,000 of costs related to these minimums. There was no expense in 2006 related to these minimums. The amounts were recorded in Cost of Services in the Statements of Operations.

4.	Concentrations. During the three months ended March 31, 2006 one customer accounted for 29% of the Company’s total net sales. At March 31, 2006 this customer represented 30% of the Company’s total accounts receivable. During the three months ended March 31, 2005 this customer accounted for 16% of the Company’s total net sales and three other customers accounted for 17%, 13% and 11% of the Company’s total net sales.

Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results.

5.	Income Taxes. At December 31, 2005 the Company had net operating loss carryforwards of approximately $24,000,000, which were available to offset future taxable income. These carryforwards are subject to the limitations of Internal Revenue Code Section 382 which provides limitations on the availability of net operating losses to offset current taxable income if an ownership change has occurred as defined by the Code. The Company has established a valuation allowance against all deferred tax assets due to the uncertainties regarding the realization of the deferred tax assets. Readers should refer to Note 7 of the Company’s Financial Statements on Form 10-K for the year ended December 31, 2005, for additional information related to income taxes. The Company recorded no income tax expense for the quarter ended March 31, 2006 as it believes it has sufficient net operating losses available to offset taxable net income for the quarter.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

Three Months ended March 31	2006	2005
Net sales	100.0%	100.0%
Cost of sales	45.1	65.2

Gross profit	54.9	34.8
Operating expenses:
Selling	22.4	29.0
Marketing	4.6	6.7
General and administrative	15.7	20.4

Total operating expenses	42.7	56.1

Operating income (loss)	12.2	(21.3)
Other income (expense)	(0.4)	—

Net income (loss)	11.8%	(21.3)%

The Company experienced an increase in net sales in the first quarter of 2006 compared to the first quarter of 2005 due primarily to an increase in the number of higher-priced custom POPSign programs during the quarter which offset declines in products sold. Additionally, the Company instituted a number of cost reduction measures in late 2005. Both of these factors contributed to increased profitability during the quarter ended March 31, 2006, as compared to the previous year.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2005, included in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2006. We believe our most critical accounting policies and estimates include the following:

  revenue recognition;
  allowance for doubtful accounts;
  inventory valuation;
  accounting for deferred income taxes;
  valuation of long-lived and intangible assets;
  accounting for accrued retailer guarantees; and
  stock-based compensation.

Three Months ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Sales.   Net sales for the three months ended March 31, 2006 increased 9.1% to $5,422,000 compared to $4,972,000 for the three months ended March 31, 2005.

Service revenues from our POPSign programs for the three months ended March 31, 2006 increased 14.1% to $4,720,000 compared to $4,137,000 for the three months ended March 31, 2005. The increase was primarily due to an increase in the number of higher-priced custom POPSign programs sold to customers (consumer packaged goods manufacturers) during the quarter.

Product sales for the three months ended March 31, 2006 decreased 15.9% to $702,000 compared to $835,000 for the three months ended March 31, 2005. The decrease was primarily due to decreasing sales of our other product categories based on decreased demand for those products from our customers.

Gross Profit.   Gross profit for the three months ended March 31, 2006 increased 71.7% to $2,974,000 compared to $1,732,000 for the three months ended March 31, 2005. Gross profit as a percentage of total net sales increased to 54.9% for 2006 compared to 34.8% for 2005.

Gross profit from our POPSign program revenues for the three months ended March 31, 2006 increased 102.9% to $2,678,000 compared to $1,320,000 for the three months ended March 31, 2005. The increase was primarily due to the effect of reduced retailer revenue guarantees and other cost reductions combined with increased revenues. Gross profit as a percentage of POPSign program revenues increased to 56.7% for 2006 compared to 31.9% for 2005, due to the factors discussed above.

Gross profit from our product sales for the three months ended March 31, 2006 decreased 28.2% to $296,000 compared to $412,000 for the three months ended March 31, 2005. The decrease was primarily due to decreased sales from our other product categories based on decreased demand for those products from our customers. Gross profit as a percentage of product sales were 42.2% for 2006 compared to 49.3% for 2005.

Operating Expenses

Selling.   Selling expenses for the three months ended March 31, 2006 decreased 15.5% to $1,217,000 compared to $1,440,000 for the three months ended March 31, 2005, primarily due to sales force reductions in December of 2005 and decreased third-party compliance costs, partially offset by increased sales commissions in 2006 due to increased sales and stock-based compensation costs recognized in 2006 due to the adoption of Statement of Financial Accounting Standards No. 123R (SFAS 123R). Selling expenses as a percentage of total net sales decreased to 22.4% in 2006 compared to 29.0% in 2005, due to the factors discussed above, net of the effect of higher net sales during the quarter.

Marketing.   Marketing expenses for the three months ended March 31, 2006 decreased 25.5% to $248,000 compared to $333,000 for the three months ended March 31, 2005, primarily due to reductions in staff, decreased data analysis and reduced advertising expense. Marketing expenses as a percentage of total net sales increased to 4.6% in 2006 compared to 6.7% in 2005, due to the factors discussed above, net of the effect of higher net sales during the quarter.

General and administrative.   General and administrative expenses for the three months ended March 31, 2006 decreased 17.2% to $849,000 compared to $1,025,000 for the three months ended March 31, 2005, primarily due to decreased legal expense which was partially offset by increased contract services expense and stock-based compensation costs recognized in 2006 due to the adoption of SFAS 123R. General and administrative expenses as a percentage of total net sales decreased to 15.7% in 2006 compared to 20.6% in 2005, due to factors discussed above and the effect of higher net sales during the quarter. Legal fees were $232,000 for the three months ended March 31, 2006 compared to $490,000 for the three months ended March 31, 2005. The legal fees in each quarter were incurred primarily in connection with two News America lawsuits described in Note 3 to the financial statements. We currently expect the amount of additional legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout the remainder of 2006. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Other Income (Expense).   Other income (expense) for the three months ended March 31, 2006 was $(21,000) compared to other income of $9,000 for the three months ended March 31, 2005. The difference was due primarily to interest expense in 2006 related to an agreement reached with a retailer effective December 31, 2005 for the deferred payment of certain obligations.

Net Income (Loss).   Our net income for the three months ended March 31, 2006 was $639,000 compared to a net loss of $(1,057,000) for the three months ended March 31, 2005.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At March 31, 2006, working capital was $3,223,000 compared to $2,592,000 at December 31, 2005. During the three months ended March 31, 2006, cash and cash equivalents decreased $985,000.

Net cash used in operating activities during the three months ended March 31, 2006 was $1,060,000. The decline was primarily due to the payment of retailer obligations which were recorded at December 31, 2005 which was partially offset by the net income for the period. Accounts receivable increased $1,121,000 during the three months ended March 31, 2006 due to POPSign revenues in March of 2006 being substantially higher than December of 2005. Accounts payable and accrued liabilities decreased $795,000 during the quarter primarily as a result of the payment of certain retailer obligations which were recorded at December 31, 2005. The Company expects accounts receivable and accounts payable to fluctuate during 2006 depending on the level of quarterly POPSign revenues.

Net cash of $122,000 was used in investing activities during the three months ended March 31, 2006 due to the purchase of property and equipment, primarily the purchase of two previously leased digital printers. No major additional capital expenditures are expected in 2006.

Net cash of $197,000 was provided by financing activities during the three months ended March 31, 2006 as a result of $197,000 of additional advances on the line of credit, $35,000 from the issuance of common stock, net of expenses, offset by the payment $35,000 of principal on long-term liabilities. The Company has maintained a line of credit balance sufficient to generate interest charges to cover the required monthly minimum fee. The issuance of common stock related to the issuance of shares related to the Employee Stock Purchase Plan.

The Company anticipates that its working capital needs for the remainder of 2006 will remain consistent with the first quarter of 2006. The Company believes that based upon current business conditions, its existing cash balance, future cash from operations and borrowings on the line of credit will be sufficient for its cash requirements in the foreseeable future. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

Cautionary Statement Regarding Forward Looking Information

Statements made in this quarterly report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward looking statements.” Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2005 and updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

        In September 2005, the Company brought a suit against Paul A. Richards and his company in Federal District Court in Minneapolis, Minnesota, alleging fraud and misrepresentation related to the VALUStix acquisition and asking that the acquisition be rescinded and all parties restored to their pre-acquisition status. An agreement in principle has been reached to settle the suit. The Company has recorded no liability at March 31, 2006 related to this matter and would not have a liability under the agreement in principle. The Company expects to resolve this matter in the second quarter of 2006.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of fiscal 2006.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included herein:

10.1	Second Amendment to Financing Agreement between Marquette Business Credit, Inc. (formerly Itasca Business Credit, Inc.) and the Company dated May 8, 2006
10.2	Second Restated Revolving Note between Marquette Business Credit, Inc. (formerly Itasca Business Credit, Inc.) and the Company dated May 8, 2006
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2006	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill President and Chief Executive Officer (principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman Vice President, Finance and Chief Financial Officer (principal financial officer)