Form 10-Q
period 2006-06-30
INSIGNIA SYSTEMS INC/MN
filed 2006-08-11
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2006

or

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

Number of shares outstanding of Common Stock, $.01 par value, as of July 31, 2006, was 15,100,646.

Insignia Systems, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

Insignia Systems, Inc.

BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$3,091,000	$2,711,000
Accounts receivable, net	2,987,000	2,294,000
Inventories	481,000	448,000
Prepaid expenses and other	859,000	811,000

Total Current Assets	7,418,000	6,264,000

Property and Equipment:
Production tooling, machinery and equipment	1,765,000	1,657,000
Office furniture and fixtures	191,000	191,000
Computer equipment and software	575,000	564,000
Leasehold improvements	330,000	327,000

	2,861,000	2,739,000

Accumulated depreciation and amortization	(2,425,000)	(2,330,000)

Net Property and Equipment	436,000	409,000

Total Assets	$7,854,000	$6,673,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$166,000	$132,000
Current maturities of long-term liabilities	229,000	201,000
Accounts payable	1,340,000	1,770,000
Accrued liabilities
Compensation	495,000	496,000
Employee stock purchase plan	49,000	35,000
Legal	70,000	92,000
Retailer guarantees	—	271,000
Other	111,000	63,000
Deferred revenue	739,000	612,000

Total Current Liabilities	3,199,000	3,672,000

Long-Term Liabilities, less current maturities	811,000	929,000

Shareholders’ Equity:
Common stock, par value $.01;
Authorized shares — 40,000,000 at June 30, 2006
and 20,000,000 at December 31, 2005
Issued and outstanding shares — 15,059,000 at June 30, 2006
and 15,002,000 at December 31, 2005	151,000	150,000
Additional paid-in capital	29,348,000	29,165,000
Accumulated deficit	(25,655,000)	(27,243,000)

Total Shareholders’ Equity	3,844,000	2,072,000

Total Liabilities and Shareholders’ Equity	$7,854,000	$6,673,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Services revenues	$5,122,000	$4,641,000	$9,842,000	$8,778,000
Products sold	731,000	755,000	1,433,000	1,590,000

Total Net Sales	5,853,000	5,396,000	11,275,000	10,368,000

Cost of services	2,205,000	2,869,000	4,247,000	5,686,000
Cost of goods sold	416,000	419,000	822,000	842,000

Total Cost of Sales	2,621,000	3,288,000	5,069,000	6,528,000

Gross Profit	3,232,000	2,108,000	6,206,000	3,840,000

Operating Expenses:
Selling	1,224,000	1,438,000	2,441,000	2,878,000
Marketing	241,000	332,000	489,000	665,000
General and administrative	902,000	851,000	1,751,000	1,876,000

Total Operating Expenses	2,367,000	2,621,000	4,681,000	5,419,000

Operating Income (Loss)	865,000	(513,000)	1,525,000	(1,579,000)

Other Income (Expense):
Interest income	23,000	16,000	44,000	37,000
Interest expense	(39,000)	(12,000)	(81,000)	(24,000)
Other income	100,000	1,000	100,000	1,000

Total Other Income (Expense)	84,000	5,000	63,000	14,000

Net Income (Loss)	$949,000	$(508,000)	$1,588,000	$(1,565,000)

Net income (loss) per share:
Basic	$0.06	$(0.03)	$0.10	$(0.10)
Diluted	$0.06	$(0.03)	$0.10	$(0.10)

Shares used in calculation of net income (loss) per share:
Basic	15,059,000	15,002,000	15,059,000	15,002,000
Diluted	15,203,000	15,002,000	15,167,000	15,002,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months ended June 30	2006	2005
Operating Activities:
Net income (loss)	$1,588,000	$(1,565,000)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	100,000	124,000
Stock-based compensation	151,000	—
Changes in operating assets and liabilities:
Accounts receivable	(693,000)	(902,000)
Inventories	(33,000)	(3,000)
Prepaid expenses and other	(48,000)	(383,000)
Accounts payable	(430,000)	(137,000)
Accrued liabilities	(232,000)	(545,000)
Deferred revenue	127,000	50,000

Net cash provided by (used in) operating activities	530,000	(3,361,000)

Investing Activities:
Purchases of property and equipment	(127,000)	(81,000)

Net cash used in investing activities	(127,000)	(81,000)

Financing Activities:
Net change in line of credit	34,000	4,000
Payment of long-term liabilities	(90,000)	—
Proceeds from issuance of common stock, net	33,000	52,000

Net cash provided by (used in) financing activities	(23,000)	56,000

Increase (decrease) in cash and cash equivalents	380,000	(3,386,000)
Cash and cash equivalents at beginning of period	2,711,000	6,156,000

Cash and cash equivalents at end of period	$3,091,000	$2,770,000

Supplemental disclosures for cash flow information: Cash paid during periods for interest	$51,000	$16,000

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2006, and its results of operations and cash flows for the three and six months ended June 30, 2006 and 2005. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	June 30, 2006	December 31, 2005

Raw materials	$178,000	$164,000
Work-in-process	25,000	14,000
Finished goods	278,000	270,000

	$481,000	$448,000

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized beginning in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on January 1, 2006, and compensation cost for all share based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123R on January 1, 2006, the net income for the three months and six months ended June 30, 2006 were $64,000 and $151,000 lower, and net income per share for the three months and six months ended June 30, 2006 were unchanged, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. No deferred tax benefits were recognized for these costs due to a valuation allowance which has been established due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of historical earrnings.

The below table summarizes the stock-based compensation expense which was recognized in the Statements of Operations for the three months and six months ended June 30, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Cost of sales	$14,000	$28,000
Selling	16,000	47,000
Marketing	8,000	15,000
General and administrative	26,000	61,000

	$64,000	$151,000

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the three months and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss, as reported	$(508,000)	$(1,565,000)
Deduct: Total stock-based employee compensation
expense determined under fair value
based methods for all awards	145,000	314,000

Pro forma net loss	$(653,000)	$(1,879,000)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.10)
Pro forma	$(0.05)	$(0.13)

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

Six Months Ended June 30	2006	2005

Stock Options:
Expected life (years)	2.90	3.00
Expected volatility	62%	70%
Dividend yield	0%	0%
Risk-free interest rate	4.96%	3.67%

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

Stock option activity is summarized as follows:

	Plan Options Oustanding	Exercise Price Range	Weighted Average Exercise Price Per Share

Balance at December 31, 2005	1,859,329	$0.58 – $ 11.36	$4.22
Granted	583,100	$0.84 – $ 1.30	$1.14
Exercised	—	—	—
Cancellations	(313,600)	$0.96 – $ 8.25	$3.45

Balance at June 30, 2006	2,128,829	$0.58 – $ 11.36	$3.49

The following table summarizes information about the stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable

Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable at June 30, 2006	Weighted Average Exercise Price Per share

$0.58 - $ 0.96	495,800	8.09 years	$0.88	193,528	$0.91
0.97 - 1.31	725,800	9.19 years	1.24	220,065	1.30
1.32 - 4.00	158,031	3.80 years	2.01	158,031	2.01
4.01 - 4.97	82,499	3.82 years	4.31	82,499	4.31
4.98 - 7.87	360,499	5.44 years	7.12	360,499	7.12
8.00 - 11.36	306,200	5.91 years	9.31	306,200	9.31

$0.58 - $11.36	2,128,829	7.22 years	$3.49	1,320,822	$4.96

Options outstanding under the Option Plans expire at various dates during the period September 2006 through June 2016.

As of June 30, 2006, there was $296,000 of total unrecognized compensation costs related to the outstanding stock options which is expected to be recognized over a weighted average period of 1.65 years.

At June 30, 2006, a total of 232,800 shares were available for grant under the stock option plans.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 1,962,000 and 1,748,000 shares of common stock with weighted average exercise prices of $3.98 and $4.91 were outstanding at June 30, 2006 and 2005 and were not included in the computation of common stock equivalents for the three months ended June 30, 2006 and 2005 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 1,953,000 and 1,391,000 shares of common stock with weighted average exercise prices of $4.12 and $5.84 were outstanding at June 30, 2006 and 2005 and were not included in the computation of common stock equivalents for the six months ended June 30, 2006 and 2005 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. For the three months and six months ended June 30, 2005, the effect of options and warrants was anti-dilutive due to the net loss incurred during the period. Had net income been achieved, approximately 211,000 and 413,000 of common stock equivalents would have been included in the computation of diluted net income per share.

Weighted average common shares outstanding for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Denominator for basic net income (loss)
per share – weighted average shares	15,059,000	15,002,000	15,059,000	15,002,000
Effect of dilutive securities:
Stock options and warrants	144,000	—	108,000	—

Denominator for diluted net income (loss) per
share – adjusted weighted average shares	15,203,000	15,002,000	15,167,000	15,002,000

2.

Line of Credit. On September 16, 2004, the Company entered into a Financing Agreement, Security Agreement and Revolving Note (collectively, “the Credit Agreement”) with Marquette Business Credit, Inc. that initially provided for borrowings up to $1,500,000 for twelve months, subject to collateral availability. The borrowings are secured by all of the Company’s assets. The Credit Agreement provides that borrowings will bear interest at 2.5% over prime, with a minimum monthly interest charge of $2,500, and an annual fee of 1% of the Revolving Note payable. The Credit Agreement includes various other customary terms and conditions. On November 22, 2004 the Company entered into an amendment to the Credit Agreement to extend the term to April 30, 2006, and on May 8, 2006 the Company entered into a second amendment to the Credit Agreement to extend the term to April 30, 2007. Borrowings of $166,000 were outstanding with an effective rate of 10.75% as of June 30, 2006.

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

On September 23, 2004, the Company brought suit against News America, and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. In August 2005 the Court dismissed the suit, but permitted the Company to file an amended complaint with more specific allegations regarding the illegal actions taken by the defendants. The Company filed the amended complaint on September 23, 2005 and News America and Albertson’s Inc. refiled their motions to dismiss. The motions were heard on February 17, 2006 and on June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit.

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuits to be significant throughout 2006. During the six months ended June 30, 2006, the Company incurred legal fees of $423,000 related to the News America litigation.

In September 2005, the Company brought a suit against Paul A. Richards and his company in Federal District Court in Minneapolis, Minnesota, alleging fraud and misrepresentation related to the 2002 VALUStix acquisition and asking that the acquisition be rescinded and all parties restored to their pre-acquisition status. The Company wrote off all of the goodwill associated with the acquisition in the fourth quarter of 2003 and the second quarter of 2004. The suit was settled in June 2006 with terms including mutual releases and payment of $100,000 to the Company in exchange for certain assets.

The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for minimum annual program levels. If those minimum levels are not met, the Company is obligated to pay the contractual difference to the retailers. The Company calculates these estimated minimum payments based on actual activity to date. Due to the annual nature of these contracts, increased activity with these retailers in subsequent fiscal quarters could decrease the estimated payment amounts recorded in the current period. During the six months ended June 30, 2005 the Company incurred approximately $1,170,000 of costs related to these minimums. There was no expense in 2006 related to these minimums as the Company had met the minimum requirements. The amounts were recorded in Cost of Services in the Statements of Operations.

4.

Concentrations. During the six months ended June 30, 2006 two customers accounted for 24% and 10% of the Company’s total net sales. At June 30, 2006 these customers each represented 14% of the Company’s total accounts receivable. During the six months ended June 30, 2005 these two customers accounted for 16% and 14% of the Company’s total net sales and one other customer accounted for 11% of the Company’s total net sales.

Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results.

5.

Income Taxes. At December 31, 2005 the Company had net operating loss carryforwards of approximately $24,000,000, which are available to offset future taxable income. These carryforwards are subject to the limitations of Internal Revenue Code Section 382 which provides limitations on the availability of net operating losses to offset current taxable income if an ownership change has occurred as defined by the Code. The Company has established a valuation allowance against all deferred tax assets due to the uncertainties regarding the realization of the deferred tax assets based upon the Company’s lack of historical earnings. Readers should refer to Note 7 of the Company’s Financial Statements on Form 10-K for the year ended December 31, 2005, for additional information related to income taxes.

The Company recorded no income tax expense for the quarter and six months ended June 30, 2006 as it believes it has sufficient net operating losses available to offset taxable net income and continues to provide a full valuation allowance against all deferred tax assets as of June 30, 2006.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.8	60.9	45.0	63.0

Gross profit	55.2	39.1	55.0	37.0
Operating expenses:
Selling	20.9	26.6	21.7	27.8
Marketing	4.1	6.2	4.3	6.4
General and administrative	15.4	15.8	15.5	18.1

Total operating expenses	40.4	48.6	41.5	52.3

Operating income (loss)	14.8	(9.5)	13.5	(15.3)
Other income	1.4	0.1	0.6	0.2

Net income (loss)	16.2%	(9.4)%	14.1%	(15.1)%

The Company experienced an increase in net sales in the first and second quarters of 2006 compared to the first and second quarters of 2005 due primarily to change in the sales mix towards higher-priced custom POPSign programs during the quarters which offset declines in products sold. Additionally, the Company instituted a number of cost reduction measures in late 2005 and renewed several retailer agreements in 2006 which resulted in reduced retailer payments. All of these factors contributed to profitability during the six months ended June 30, 2006, as compared to losses in the previous year.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2005, included in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2006. We believe our most critical accounting policies and estimates include the following:

•	revenue recognition;
•	allowance for doubtful accounts;
•	inventory valuation;
•	accounting for deferred income taxes;
•	valuation of long-lived and intangible assets;
•	accounting for accrued retailer guarantees; and
•	stock-based compensation.

Three and Six Months ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

Net Sales. Net sales for the three months ended June 30, 2006 increased 8.5% to $5,853,000 compared to $5,396,000 for the three months ended June 30, 2005. Net sales for the six months ended June 30, 2006 increased 8.7% to $11,275,000 compared to $10,368,000 for the six months ended June 30, 2005.

Service revenues from our POPSign programs for the three months ended June 30, 2006 increased 10.4% to $5,122,000 compared to $4,641,000 for the three months ended June 30, 2005. Service revenues from our POPSign programs for the six months ended June 30, 2006 increased 12.1% to $9,842,000 compared to $8,778,000 for the six months ended June 30, 2005. The increases were primarily due to a change in the sales mix towards higher-priced custom POPSign programs sold to customers (consumer packaged goods manufacturers) during the periods.

Product sales for the three months ended June 30, 2006 decreased 3.2% to $731,000 compared to $755,000 for the three months ended June 30, 2005. Product sales for the six months ended June 30, 2006 decreased 9.9% to $1,433,000 compared to $1,590,000 for the six months ended June 30, 2005. The decreases were primarily due to decreasing sales of our other product categories based on decreased demand for those products from our customers.

Gross Profit. Gross profit for the three months ended June 30, 2006 increased 53.3% to $3,232,000 compared to $2,108,000 for the three months ended June 30, 2005. Gross profit for the six months ended June 30, 2006 increased 61.6% to $6,206,000 compared to $3,840,000 for the six months ended June 30, 2005. Gross profit as a percentage of total net sales increased to 55.2% for the three months ended June 30, 2006, compared to 39.1% for the three months ended June 30, 2005. Gross profit as a percentage of total net sales increased to 55.0% for the six months ended June 30, 2006, compared to 37.0% for the six months ended June 30, 2005.

Gross profit from our POPSign program revenues for the three months ended June 30, 2006 increased 64.6% to $2,917,000 compared to $1,772,000 for the three months ended June 30, 2005. Gross profit from our POPSign program revenues for the six months ended June 30, 2006 increased 81.0% to $5,595,000 compared to $3,092,000 for the six months ended June 30, 2005. The increases were primarily due to the effect of reduced retailer expense and other cost reductions combined with increased revenues. Gross profit as a percentage of POPSign program revenues for the three months ended June 30, 2006 increased to 57.0% compared to 38.2% for the three months ended June 30, 2005. Gross profit as a percentage of POPSign program revenues for the six months ended June 30, 2006 increased to 56.9%, compared to 35.2% for the six months ended June 30, 2005. The increases were due to the factors discussed above.

Gross profit from our product sales for the three months ended June 30, 2006 decreased 6.3% to $315,000 compared to $336,000 for the three months ended June 30, 2005. Gross profit from our product sales for the six months ended June 30, 2006 decreased 18.3% to $611,000 compared to $748,000 for the six months ended June 30, 2005. The decreases in gross profit were primarily due to decreased sales from our other product categories based on decreased demand for those products from our customers. Gross profit as a percentage of product sales was 43.1% for the three months ended June 30, 2006 compared to 44.5% for the three months ended June 30, 2005. Gross profit as a percentage of product sales was 42.6% for the six months ended June 30, 2006 compared to 47.0% for the six months ended June 30, 2005.

Operating Expenses

Selling. Selling expenses for the three months ended June 30, 2006 decreased 14.9% to $1,224,000 compared to $1,438,000 for the three months ended June 30, 2005, primarily due to sales force reductions in December of 2005 and decreased third-party compliance costs, partially offset by increased sales commissions in 2006 due to increased sales and stock-based compensation costs recognized in 2006 due to the adoption of Statement of Financial Accounting Standards No. 123R (SFAS 123R). Selling expenses for the six months ended June 30, 2006 decreased 15.2% to $2,441,000 compared to $2,878,000 for the six months ended June 30, 2005, primarily due to the factors described above.

Selling expenses as a percentage of total net sales decreased to 20.9% for the three months ended June 30, 2006 compared to 26.6% for the three months ended June 30, 2005, due to the factors discussed above, net of the effect of higher net sales during the quarter. Selling expenses as a percentage of total net sales decreased to 21.7% for the six months ended June 30, 2006 compared to 27.8% for the six months ended June 30, 2005, due to factors described above.

Marketing. Marketing expenses for the three months ended June 30, 2006 decreased 27.4% to $241,000 compared to $332,000 for the three months ended June 30, 2005. Marketing expenses for the six months ended June 30, 2006 decreased 26.5% to $489,000 compared to $665,000 for the six months ended June 30, 2005. Decreases in both the quarter and six months were primarily due to reductions in staff, decreased data analysis and reduced advertising expense.

Marketing expenses as a percentage of total net sales decreased to 4.1% for the three months ended June 30, 2006 compared to 6.2% for the three months ended June 30, 2005. Marketing expenses as a percentage of total net sales decreased to 4.3% for the six months ended June 30, 2006 compared to 6.4% for the six months ended June 30, 2005. Decreases in both periods were primarily due to the factors discussed above, net of the effect of higher net sales during the quarter.

General and administrative. General and administrative expenses for the three months ended June 30, 2006 increased 6.0% to $902,000 compared to $851,000 for the three months ended June 30, 2005, primarily due to increased public relations expense and stock-based compensation costs recognized in 2006 due to the adoption of SFAS 123R. General and administrative expenses for the six months ended June 30, 2006 decreased 6.7% to $1,751,000 compared to $1,876,000 for the six months ended June 30, 2005, primarily due to decreased legal expense offset by increased public relations expense and stock-based compensation costs recognized in 2006 due to the adoption of SFAS 123R.

General and administrative expenses as a percentage of total net sales decreased to 15.4% for the three months ended June 30, 2006 compared to 15.8% for the three months ended June 30, 2005. General and administrative expenses as a percentage of total net sales decreased to15.5% for the six months ended June 30, 2006 compared to 18.1% for the six months ended June 30, 2005. Decreases in both periods were primarily due to factors discussed above and the effect of higher net sales during the quarter.

Legal fees for the three months ended June 30, 2006 were $279,000 compared to $270,000 for the three months ended June 30, 2005. Legal fees for the six months ended June 30, 2006 were $511,000 compared to $760,000 for the six months ended June 30, 2005. The legal fees in each period were incurred primarily in connection with two News America lawsuits described in Note 3 to the financial statements. We currently expect the amount of additional legal fees that will be incurred in connection with the ongoing lawsuits to be significant throughout the remainder of 2006. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Other Income (Expense). Other income for the three months ended June 30, 2006 was $84,000 compared to $5,000 for the three months ended June 30, 2005. Other income for the six months ended June 30, 2006 was $63,000 compared to $14,000 for the six months ended June 30, 2005. Other income for the three months and six months ended June 30, 2006 includes $100,000 from the sale of certain assets per the terms of the settlement agreement with Paul Richards and his company (see Note 3 to the financial statements). Interest expense in the three months and six months ended June 30, 2006 also includes interest expense related to an agreement reached with a retailer effective December 31, 2005 for the deferred payment of certain obligations.

Net Income (Loss). Our net income for the three months ended June 30, 2006 was $949,000 compared to a net loss of $(508,000) for the three months ended June 30, 2005. Our net income for the six months ended June 30, 2006 was $1,588,000 compared to a net loss of $(1,565,000) for the six months ended June 30, 2005.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At June 30, 2006, working capital was $4,219,000 compared to $2,592,000 at December 31, 2005. During the six months ended June 30, 2006, cash and cash equivalents increased $380,000 to $3,091,000.

Net cash provided by operating activities during the six months ended June 30, 2006 was $530,000. The increase was primarily due to net income during the period partially offset by the payment of retailer obligations which were recorded at December 31, 2005 and other changes in working capital items. Accounts receivable increased $693,000 during the six months ended June 30, 2006 due to higher net sales in May and June of 2006 compared to November and December of 2005. Accounts payable and accrued liabilities decreased $662,000 during the six month period primarily as a result of the payment of retailer obligations which were recorded at December 31, 2005. The Company expects accounts receivable and accounts payable to fluctuate during 2006 depending on the level of quarterly POPSign revenues.

Net cash of $127,000 was used in investing activities during the six months ended June 30, 2006 due to the purchase of property and equipment, primarily the purchase of two previously leased digital printers. The company expects to make capital expenditures in the second half of 2006 of between $100,000 to $150,000, primarily related to information technology hardware and software investments.

Net cash of $23,000 was used in financing activities during the six months ended June 30, 2006 as a result of the payment of $90,000 of principal on long-term liabilities offset partially by $34,000 of additional advances on the line of credit and $33,000 of proceeds from the issuance of common stock, net of expenses. The Company has maintained a line of credit balance sufficient to generate interest charges to cover the required monthly minimum fee. The issuance of common stock related to the issuance of shares related to the Employee Stock Purchase Plan.

The Company anticipates that its working capital needs for the remainder of 2006 will remain consistent with the first half of 2006. The Company believes that based upon current business conditions, its existing cash balance, future cash from operations and borrowings on the line of credit will be sufficient for its cash requirements in the foreseeable future. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

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

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. In August 2005 the Court dismissed the suit, but permitted the Company to file an amended complaint with more specific allegations regarding the illegal actions taken by the defendants. The Company filed the amended complaint on September 23, 2005 and News America and Albertson’s Inc. refiled their motions to dismiss. The motions were heard on February 17, 2006 and on June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit.

In September 2005, the Company brought a suit against Paul A. Richards and his company in Federal District Court in Minneapolis, Minnesota, alleging fraud and misrepresentation related to the VALUStix acquisition and asking that the acquisition be rescinded and all parties restored to their pre-acquisition status. The suit was settled in June 2006 with terms including mutual releases and payment of $100,000 to the Company in exchange for certain assets.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 16, 2006.

The shareholders present in person or by proxy voted to elect Donald J. Kramer, Scott F. Drill, Gary L. Vars, W. Robert Ramsdell, Gordon F. Stofer and Peter V. Derycz as directors with each director receiving the following votes:

	FOR	WITHHOLD AUTHORITY
Donald J. Kramer	12,662,488	309,434
Scott F. Drill	12,727,781	244,141
Gary L. Vars	12,728,231	243,691
W. Robert Ramsdell	12,706,876	265,046
Gordon F. Stofer	12,769,246	202,676
Peter V. Derycz	12,758,226	213,696

The shareholders present in person or by proxy voted to approve an amendment to Article III of the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 40,000,000 shares. The vote consisted of 12,169,240 shares in favor, 754,467 shares against and 48,215 shares abstaining.

The shareholders present in person or by proxy voted to approve an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the Plan from 700,000 to 950,000. The vote consisted of 4,890,209 shares in favor, 601,039 shares against, 46,435 shares abstaining and 7,434,239 broker non-votes.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included herewith:

10.1	Exclusive Reseller Agreement (Confidential treatment has been requested for portions of the Agreement pursuant to Rule 24b-2.)
10.2	Settlement Agreement and Mutual Release
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 11, 2006	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill President and Chief Executive Officer (principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman Vice President, Finance and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

10.1	Exclusive Reseller Agreement (Confidential treatment has been requested for portions of the Agreement pursuant to Rule 24b-2.)

10.2	Settlement Agreement and Mutual Release

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification