Form 10-Q
period 2006-09-30
INSIGNIA SYSTEMS INC/MN
filed 2006-11-14
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2006

or

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

Number of shares outstanding of Common Stock, $.01 par value, as of October 31, 2006, was 15,148,674.

Insignia Systems, Inc.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

Insignia Systems, Inc.

BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$3,380,000	$2,711,000
Accounts receivable, net	3,003,000	2,294,000
Inventories	465,000	448,000
Prepaid expenses and other	916,000	811,000
Total Current Assets	7,764,000	6,264,000

Property and Equipment:
Production tooling, machinery and equipment	1,767,000	1,657,000
Office furniture and fixtures	191,000	191,000
Computer equipment and software	638,000	564,000
Leasehold improvements	331,000	327,000
	2,927,000	2,739,000
Accumulated depreciation and amortization	(2,478,000)	(2,330,000)
Net Property and Equipment	449,000	409,000

Other Assets	22,000	—

Total Assets	$8,235,000	$6,673,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$164,000	$132,000
Current maturities of long-term liabilities	235,000	201,000
Accounts payable	1,383,000	1,770,000
Accrued liabilities
Compensation	482,000	496,000
Employee stock purchase plan	73,000	35,000
Legal	87,000	92,000
Retailer guarantees	—	271,000
Other	145,000	63,000
Deferred revenue	701,000	612,000
Total Current Liabilities	3,270,000	3,672,000

Long-Term Liabilities, less current maturities	750,000	929,000

Shareholders’ Equity:
Common stock, par value $.01;
Authorized shares — 40,000,000 at September 30, 2006 and 20,000,000 at December 31, 2005
Issued and outstanding shares — 15,149,000 at September 30, 2006 and 15,002,000 at December 31, 2005	152,000	150,000
Additional paid-in capital	29,490,000	29,165,000
Accumulated deficit	(25,427,000)	(27,243,000)
Total Shareholders’ Equity	4,215,000	2,072,000

Total Liabilities and Shareholders’ Equity	$8,235,000	$6,673,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Services revenues	$4,452,000	$4,498,000	$14,294,000	$13,276,000
Products sold	660,000	787,000	2,093,000	2,377,000
Total Net Sales	5,112,000	5,285,000	16,387,000	15,653,000

Cost of services	2,113,000	2,875,000	6,360,000	8,561,000
Cost of products sold	399,000	430,000	1,221,000	1,272,000
Total Cost of Sales	2,512,000	3,305,000	7,581,000	9,833,000
Gross Profit	2,600,000	1,980,000	8,806,000	5,820,000

Operating Expenses:
Selling	1,174,000	1,438,000	3,615,000	4,316,000
Marketing	265,000	246,000	754,000	911,000
General and administrative	935,000	739,000	2,686,000	2,615,000
Total Operating Expenses	2,374,000	2,423,000	7,055,000	7,842,000
Operating Income (Loss)	226,000	(443,000)	1,751,000	(2,022,000)

Other Income (Expense):
Interest income	38,000	18,000	82,000	55,000
Interest expense	(36,000)	(12,000)	(117,000)	(36,000)
Other income (expense)	—	5,000	100,000	6,000
Total Other Income (Expense)	2,000	11,000	65,000	25,000
Net Income (Loss)	$228,000	$(432,000)	$1,816,000	$(1,997,000)

Net income (loss) per share:
Basic	$0.02	$(0.03)	$0.12	$(0.13)
Diluted	$0.01	$(0.03)	$0.12	$(0.13)

Shares used in calculation of net income (loss) per share:
Basic	15,104,000	15,002,000	15,074,000	15,002,000
Diluted	15,897,000	15,002,000	15,408,000	15,002,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total

Nine Months Ended September 30, 2006

Balance at December 31, 2005	15,002,000	$150,000	$29,165,000	$(27,243,000)	$2,072,000
Issuance of common stock, net	147,000	2,000	134,000	—	136,000
Value of stock-based compensation	—	—	191,000	—	191,000
Net income	—	—	—	1,816,000	1,816,000

Balance at September 30, 2006	15,149,000	$152,000	$29,490,000	$(25,427,000)	$4,215,000

Nine Months Ended September 30, 2005

Balance at December 31, 2004	14,974,000	$150,000	$29,118,000	$(23,935,000)	$5,333,000
Issuance of common stock, net	28,000	—	47,000	—	47,000
Net loss	—	—	—	(1,997,000)	(1,997,000)

Balance at September 30, 2005	15,002,000	$150,000	$29,165,000	$(25,932,000)	$3,383,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2006	2005
Operating Activities:
Net income (loss)	$1,816,000	$(1,997,000)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	154,000	185,000
Stock-based compensation	191,000	—
Changes in operating assets and liabilities:
Accounts receivable	(709,000)	(729,000)
Inventories	(17,000)	19,000
Prepaid expenses and other	(127,000)	(430,000)
Accounts payable	(387,000)	(279,000)
Accrued liabilities	(170,000)	(121,000)
Deferred revenue	89,000	(18,000)
Net cash provided by (used in) operating activities	840,000	(3,370,000)

Investing Activities:
Purchases of property and equipment	(194,000)	(130,000)
Net cash used in investing activities	(194,000)	(130,000)

Financing Activities:
Net change in line of credit	32,000	15,000
Payment of long-term liabilities	(145,000)	—
Proceeds from issuance of common stock, net	136,000	47,000
Net cash provided by financing activities	23,000	62,000
Increase (decrease) in cash and cash equivalents	669,000	(3,438,000)
Cash and cash equivalents at beginning of period	2,711,000	6,156,000
Cash and cash equivalents at end of period	$3,380,000	$2,718,000

Supplemental disclosures for cash flow information:
Cash paid during periods for interest	$73,000	$25,000

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2006, and its results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2005 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	September 30, 2006	December 31, 2005
Raw materials	$178,000	$164,000
Work-in-process	15,000	14,000
Finished goods	272,000	270,000
	$465,000	$448,000

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans where the exercise price of options granted equaled the market value of the underlying common stock on the date of grant.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized beginning in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on January 1, 2006, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the remaining service is rendered. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of the adoption of SFAS 123R, our financial results were lower than under our previous accounting method for stock-based compensation by the following amounts:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Income from continuing operations before income taxes	$40,000	$191,000
Income from continuing operations	$40,000	$191,000
Net income	$40,000	$191,000
Earnings per share:
Basic	—	$0.01
Diluted	$0.01	$0.01

The following table summarizes the stock-based compensation expense which was recognized in the Statements of Operations for the three months and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of sales	$15,000	$42,000
Selling	(7,000)	40,000
Marketing	8,000	23,000
General and administrative	24,000	86,000
	$40,000	$191,000

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the three months and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(432,000)	$(1,997,000)
Deduct: Total stock-based employee compensation
expense determined under fair value based
methods for all awards	110,000	424,000
Pro forma net loss	$(542,000)	$(2,421,000)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.13)
Pro forma	$(0.03)	$(0.16)

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

Nine Months Ended September 30	2006	2005

Stock Options:
Expected life (years)	2.66	3.00
Expected volatility	63%	70%
Dividend yield	0%	0%
Risk-free interest rate	4.91%	3.70%

The expected terms of the options and employee stock purchase plan rights are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on historical and expected future volatility of the Company’s stock. The Company has not historically issued any dividends and does not expect to in the future.

Stock option activity is summarized as follows:

	Shares	Exercise Price Range			Weighted Average Exercise Price Per Share
Outstanding at December 31, 2005	1,859,329	$0.58	–	$11.36	$4.22
Granted	594,700	$0.84	–	$3.27	$1.17
Exercised	(109,999)	$0.96	–	$1.72	$1.54
Cancellations	(313,800)	$0.96	–	$8.25	$3.45
Outstanding at September 30, 2006	2,030,230	$0.58	–	$11.36	$3.59

Exercisable at September 30, 2006	1,219,287	$0.58	–	$11.36	$5.24

Options outstanding at September 30, 2006 had a weighted average remaining life of 7.22 years and an aggregate intrinsic value of $3,607,000. Options exercisable at September 30, 2006 had a weighted average remaining life of 5.88 years and an aggregate intrinsic value of $1,262,000.

The following table summarizes information about the stock options outstanding at September 30, 2006:

			Options Outstanding			Options Exercisable
Ranges of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable at September 30, 2006	Weighted Average Exercise Price Per share
$0.58	–	$0.96	479,134	7.81 years	$0.88	185,326	$0.90
0.97	–	1.17	600	8.98 years	1.06	66	1.17
1.18	–	1.19	425,000	9.62 years	1.19	15,000	1.19
1.20	–	1.95	351,567	7.87 years	1.44	256,566	1.48
1.96	–	7.87	467,729	4.97 years	6.43	456,129	6.52
7.88	–	11.36	306,200	5.66 years	9.31	306,200	9.31
$0.58	–	$11.36	2,030,230	7.22 years	$3.59	1,219,287	$5.24

Options outstanding under the Option Plans expire at various dates during the period February 2009 through September 2016.

As of September 30, 2006, there was $258,000 of total unrecognized compensation costs related to the outstanding stock options which is expected to be recognized over a weighted average period of 1.42 years.

At September 30, 2006, a total of 221,400 shares were available for grant under the Option Plans.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 762,000 and 2,219,000 shares of common stock with weighted average exercise prices of $7.64 and $4.07 were outstanding at September 30, 2006 and 2005 and were not included in the computation of common stock equivalents for the three months ended September 30, 2006 and 2005 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 1,181,000 and 1,747,000 shares of common stock with weighted average exercise prices of $5.96 and $4.92 were outstanding at September 30, 2006 and 2005 and were not included in the computation of common stock equivalents for the nine months ended September 30, 2006 and 2005 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. For the nine months ended September 30, 2005, the effect of options and warrants was anti-dilutive due to the net loss incurred during the period. Had net income been achieved, approximately 48,000 of common stock equivalents would have been included in the computation of diluted net income per share.

Weighted average common shares outstanding for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Denominator for basic net income (loss) per share – weighted average shares	15,104,000	15,002,000	15,074,000	15,002,000

Effect of dilutive securities:
Stock options and warrants	793,000	—	334,000	—

Denominator for diluted net income (loss) per share – adjusted weighted average shares	15,897,000	15,002,000	15,408,000	15,002,000

2.

Line of Credit. On September 16, 2004, the Company entered into a Financing Agreement, Security Agreement and Revolving Note (collectively, “the Credit Agreement”) with Marquette Business Credit, Inc. that initially provided for borrowings up to $1,500,000 for twelve months, subject to collateral availability. The borrowings are secured by all of the Company’s assets. The Credit Agreement provides that borrowings will bear interest at 2.5% over prime, with a minimum monthly interest charge of $2,500, and an annual fee of 1% of the Revolving Note payable. The Credit Agreement includes various other customary terms and conditions. On November 22, 2004, the Company entered into an amendment to the Credit Agreement to extend the term to April 30, 2006, and on May 8, 2006, the Company entered into a second amendment to the Credit Agreement to extend the term to April 30, 2007. Borrowings of $164,000 were outstanding with an effective rate of 10.75% as of September 30, 2006.

3.	Commitments and Contingencies.

Legal. In August 2000, News America Marketing In-Store, Inc. (News America), brought suit against the Company in U.S. District Court in New York, New York. The case was settled in November 2002. The terms of the settlement agreement are confidential. The settlement did not impact the Company’s operating results.

In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York, alleging that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with retailers and prospective economic advantage, and has engaged in unfair competition. The suit seeks unspecified damages and injunctive relief. The Company filed a motion to dismiss in February 2004. In June 2004, News America amended the suit against the Company and the Company filed an amended motion to dismiss in August 2004. The Company is awaiting decision by the Court. Discovery has been stayed in this action. If the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business. Management believes the allegations are without merit and that the Company will prevail.

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. The parties are now engaged in pre-trial discovery.

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuits to be significant throughout 2006. During the nine months ended September 30, 2006, the Company incurred legal fees of $695,000 related to the News America litigation.

In September 2005, the Company brought a suit against Paul A. Richards and his company in Federal District Court in Minneapolis, Minnesota, alleging fraud and misrepresentation related to the 2002 VALUStix acquisition and asking that the acquisition be rescinded and all parties restored to their pre-acquisition status. The goodwill associated with the acquisition was written off by the Company in the fourth quarter of 2003 and the second quarter of 2004. The suit was settled in June 2006 with terms including mutual releases and payment of $100,000 to the Company in exchange for certain assets.

The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for minimum annual program levels. If those minimum levels are not met, the Company is obligated to pay the contractual difference to the retailers. The Company calculates these estimated minimum payments based on actual activity to date. Due to the annual nature of these contracts, increased activity with these retailers in subsequent fiscal quarters could decrease the estimated payment amounts recorded in the current period. During the nine months ended September 30, 2005, the Company incurred approximately $1,743,000 of costs related to these minimums. There was no expense in 2006 related to these minimums as the Company had met the minimum requirements. The amounts were recorded in Cost of Services in the Statements of Operations.

4.

Concentrations. During the nine months ended September 30, 2006, two customers accounted for 27% and 10% of the Company’s total net sales. At September 30, 2006, one of these customers represented 36% of the Company’s total accounts receivable. During the nine months ended September 30, 2005, these two customers accounted for 14% and 17% of the Company’s total net sales.

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

The Company recorded no income tax expense for the quarter and nine months ended September 30, 2006, as it believes it has sufficient net operating losses available to offset taxable net income and continues to provide a full valuation allowance against all deferred tax assets as of September 30, 2006.

6.	New Accounting Pronouncements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements: In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice regarding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. We do not expect SAB 108 to have a material impact on our financial condition or results of operations.

Accounting for Uncertainty in Income Taxes: In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.1	62.5	46.3	62.8
Gross profit	50.9	37.5	53.7	37.2
Operating expenses:
Selling	23.0	27.2	22.1	27.6
Marketing	5.2	4.7	4.6	5.8
General and administrative	18.3	14.0	16.3	16.6
Total operating expenses	46.5	45.9	43.0	50.0
Operating income (loss)	4.4	(8.4)	10.7	(12.8)
Other income (expense)	—	0.2	0.4	—
Net income (loss)	4.4%	(8.2)%	11.1%	(12.8)%

The Company experienced an increase in net sales in the first nine months of 2006 compared to the first nine months of 2005 due to increased revenue from POPSign programs which more than offset declines in products sold. Additionally, the Company instituted a number of cost reduction measures in late 2005 and renewed several retailer agreements in 2006 which resulted in reduced retailer expense. All of these factors contributed to profitability during the nine months ended September 30, 2006, as compared to losses in the previous year.

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

Three and Nine Months ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Net Sales. Net sales for the three months ended September 30, 2006, decreased 3.3% to $5,112,000 compared to $5,285,000 for the three months ended September 30, 2005. Net sales for the nine months ended September 30, 2006, increased 4.7% to $16,387,000 compared to $15,653,000 for the nine months ended September 30, 2005.

Service revenues from our POPSign programs for the three months ended September 30, 2006, decreased 1.0% to $4,452,000 compared to $4,498,000 for the three months ended September 30, 2005. The decrease was primarily due to a decrease in the number of POPSign programs sold to customers (consumer packaged goods manufacturers) during the period, partially offset by a change in the sales mix towards higher-priced custom POPSign programs. Service revenues from our POPSign programs for the nine months ended September 30, 2006, increased 7.7% to $14,294,000 compared to $13,276,000 for the nine months ended September 30, 2005. The increase was primarily due to a change in the sales mix towards higher-priced custom POPSign programs sold to customers during the periods which more than offset a decrease in the number of POPSign programs.

Product sales for the three months ended September 30, 2006, decreased 16.1% to $660,000 compared to $787,000 for the three months ended September 30, 2005. Product sales for the nine months ended September 30, 2006, decreased 11.9% to $2,093,000 compared to $2,377,000 for the nine months ended September 30, 2005. The decreases were primarily due to decreasing sales of our other product categories based on decreased demand for those products from our customers.

Gross Profit. Gross profit for the three months ended September 30, 2006, increased 31.3% to $2,600,000 compared to $1,980,000 for the three months ended September 30, 2005. Gross profit for the nine months ended September 30, 2006, increased 51.3% to $8,806,000 compared to $5,820,000 for the nine months ended September 30, 2005. Gross profit as a percentage of total net sales increased to 50.9% for the three months ended September 30, 2006, compared to 37.5% for the three months ended September 30, 2005. Gross profit as a percentage of total net sales increased to 53.7% for the nine months ended September 30, 2006, compared to 37.2% for the nine months ended September 30, 2005.

Gross profit from our POPSign program revenues for the three months ended September 30, 2006, increased 44.1% to $2,339,000 compared to $1,623,000 for the three months ended September 30, 2005. Gross profit from our POPSign program revenues for the nine months ended September 30, 2006, increased 68.3% to $7,934,000 compared to $4,715,000 for the nine months ended September 30, 2005. The increases were primarily due to the effect of reduced retailer expense and other cost reductions in both the three months and nine months ended September 30, 2006, combined with increased revenues in the nine months ended September 30, 2006. Gross profit as a percentage of POPSign program revenues for the three months ended September 30, 2006, increased to 52.5% compared to 36.1% for the three months ended September 30, 2005. Gross profit as a percentage of POPSign program revenues for the nine months ended September 30, 2006, increased to 55.5%, compared to 35.5% for the nine months ended September 30, 2005. The increases were due to the factors discussed above.

Gross profit from our product sales for the three months ended September 30, 2006, decreased 26.9% to $261,000 compared to $357,000 for the three months ended September 30, 2005. Gross profit from our product sales for the nine months ended September 30, 2006, decreased 21.1% to $872,000 compared to $1,105,000 for the nine months ended September 30, 2005. The decreases in gross profit were primarily due to decreased sales of our products based on decreased demand for those products from our customers. Gross profit as a percentage of product sales was 39.6% for the three months ended September 30, 2006, compared to 45.4% for the three months ended September 30, 2005. Gross profit as a percentage of product sales was 41.7% for the nine months ended September 30, 2006, compared to 46.5% for the nine months ended September 30, 2005. The decreases in gross profit percentages were primarily due to decreases in sales of higher margin products and the effect of fixed costs on decreased sales.

Operating Expenses

Selling. Selling expenses for the three months ended September 30, 2006, decreased 18.4% to $1,174,000 compared to $1,438,000 for the three months ended September 30, 2005, primarily due to sales force reductions in December of 2005 and decreased third-party compliance costs. Selling expenses for the nine months ended September 30, 2006, decreased 16.2% to $3,615,000 compared to $4,316,000 for the nine months ended September 30, 2005, primarily due to the factors described above which were partially offset by increased sales commissions due to increased sales.

Selling expenses as a percentage of total net sales decreased to 23.0% for the three months ended September 30, 2006, compared to 27.2% for the three months ended September 30, 2005, due to the factors discussed above. Selling expenses as a percentage of total net sales decreased to 22.1% for the nine months ended September 30, 2006, compared to 27.6% for the nine months ended September 30, 2005, due to factors described above combined with the effect of increased sales.

Marketing. Marketing expenses for the three months ended September 30, 2006, increased 7.7% to $265,000 compared to $246,000 for the three months ended September 30, 2005, primarily due to increased data acquisition costs. Marketing expenses for the nine months ended September 30, 2006, decreased 17.2% to $754,000 compared to $911,000 for the nine months ended September 30, 2005, primarily due to reductions in staff, decreased out-sourced data analysis and reduced advertising expense.

Marketing expenses as a percentage of total net sales increased to 5.2% for the three months ended September 30, 2006, compared to 4.7% for the three months ended September 30, 2005, primarily due to the factor discussed above. Marketing expenses as a percentage of total net sales decreased to 4.6% for the nine months ended September 30, 2006, compared to 5.8% for the nine months ended September 30, 2005, primarily due to the factors discussed above, combined with the effect of higher net sales during the nine months ended September 30, 2006.

General and administrative. General and administrative expenses for the three months ended September 30, 2006, increased 26.5% to $935,000 compared to $739,000 for the three months ended September 30, 2005, primarily due to increased public relations expense, temporary staffing costs in 2006, and stock-based compensation costs recognized in 2006 due to the adoption of SFAS 123R. General and administrative expenses for the nine months ended September 30, 2006 increased 2.7% to $2,686,000 compared to $2,615,000 for the nine months ended September 30, 2005, primarily due to increased public relations expense, temporary staffing costs in 2006, and stock-based compensation costs recognized in 2006 due to the adoption of SFAS 123R, which were partially offset by decreased legal costs in 2006.

General and administrative expenses as a percentage of total net sales increased to 18.3% for the three months ended September 30, 2006, compared to 14.0% for the three months ended September 30, 2005, primarily due to the factors described above. General and administrative expenses as a percentage of total net sales decreased to 16.3% for the nine months ended September 30, 2006, compared to 16.7% for the nine months ended September 30, 2005. The decrease was primarily due to factors discussed above and the effect of higher net sales during the nine months ended September 30, 2006.

Legal fees for the three months ended September 30, 2006, were $322,000 compared to $235,000 for the three months ended September 30, 2005. Legal fees for the nine months ended September 30, 2006, were $833,000 compared to $995,000 for the nine months ended September 30, 2005. The legal fees in each period were incurred primarily in connection with two News America lawsuits described in Note 3 to the financial statements. We currently expect the amount of additional legal fees that will be incurred in connection with the ongoing lawsuits to be significant throughout the remainder of 2006. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Other Income (Expense). Other income for the three months ended September 30, 2006, was $2,000 compared to $11,000 for the three months ended September 30, 2005. Other income for the nine months ended September 30, 2006, was $65,000 compared to $25,000 for the nine months ended September 30, 2005. Other income for the nine months ended September 30, 2006, includes $100,000 from the sale of certain assets per the terms of the settlement agreement with Paul Richards and his company (see Note 3 to the financial statements). Higher interest income in the three months and nine months ended September 30, 2006, versus the three and nine months ended September 30, 2005, is the result of higher interest rates and higher cash balances during the 2006 periods. Interest expense in the three months and nine months ended September 30, 2006, also includes interest expense related to an agreement reached with a retailer effective December 31, 2005, for the deferred payment of certain obligations.

Net Income (Loss). Net income for the three months ended September 30, 2006, was $228,000 compared to a net loss of $(432,000) for the three months ended September 30, 2005. Net income for the nine months ended September 30, 2006, was $1,816,000 compared to a net loss of $(1,997,000) for the nine months ended September 30, 2005.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At September 30, 2006, working capital was $4,494,000 compared to $2,592,000 at December 31, 2005. During the nine months ended September 30, 2006, cash and cash equivalents increased $669,000 to $3,380,000 at September 30, 2006, compared to $2,711,000 at December 31, 2005.

Net cash provided by operating activities during the nine months ended September 30, 2006, was $840,000. The increase was primarily due to net income during the period partially offset by the payment of retailer obligations which were recorded at December 31, 2005, and other changes in working capital items. Accounts receivable increased $709,000 during the nine months ended September 30, 2006, due to higher net sales in August and September of 2006, compared to net sales in November and December of 2005. Accounts payable and accrued liabilities decreased $557,000 during the nine month period primarily as a result of the payment of retailer obligations which were recorded at December 31, 2005. The Company expects accounts receivable and accounts payable to fluctuate during 2006 depending on the level of quarterly POPSign revenues.

Net cash of $194,000 was used in investing activities during the nine months ended September 30, 2006, due to the purchase of property and equipment, primarily the purchase of two previously leased digital printers and information technology hardware and software expenditures. The company expects total capital expenditures in 2006 to approach $250,000 with the remaining expenditures for the year to be primarily related to information technology hardware and software investments.

Net cash of $23,000 was provided by financing activities during the nine months ended September 30, 2006, as a result of the payment of $145,000 of principal on long-term liabilities offset partially by $32,000 of additional advances on the line of credit and $136,000 of proceeds from the issuance of common stock, net of expenses. The Company has maintained a line of credit balance sufficient to generate interest charges to cover the required monthly minimum fee. The common stock issuances were the result of stock option exercises and shares issued from the Employee Stock Purchase Plan.

The Company anticipates that its working capital needs for the remainder of 2006 will remain consistent with the first nine months of 2006. The Company believes that based upon current business conditions, its existing cash balance, future cash from operations and borrowings on the line of credit will be sufficient for its cash requirements in the foreseeable future. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

Cautionary Statement Regarding Forward Looking Information

Statements made in this quarterly report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward looking statements.” Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2005 ,and updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York, alleging that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with certain retailers and prospective economic advantage, and has engaged in unfair competition. The suit seeks unspecified damages and injunctive relief. The Company filed a motion to dismiss in February 2004. In June 2004, News America amended the suit against the Company and the Company filed an amended motion to dismiss in August 2004. The Company is awaiting decision by the Court. Discovery has been stayed in this action. Management believes the allegations are without merit and that the Company will prevail.

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006, the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. The parties are now engaged in pre-trial discovery.

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

Dated: November 13, 2006	Insignia Systems, Inc.
(Registrant)
/s/ Scott F. Drill
Scott F. Drill President and Chief Executive Officer (principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman Vice President, Finance and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification