Form 10-K
period 2006-12-31
INSIGNIA SYSTEMS INC/MN
filed 2007-04-02
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006	Commission File Number 1-13471

INSIGNIA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6470 Sycamore Court North
Maple Grove, MN 55369
(Address of principal executive offices)

(763) 392-6200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $.01 par value	Name of each exchange on which registered: The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

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
Yes ☐ No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the second quarter (June 30, 2006) was approximately $26,629,000 based upon the last sale price of the registrant’s Common Stock on such date.

        Number of shares outstanding of Common Stock, $.01 par value, as of March 26, 2007, was 15,316,046.

DOCUMENTS INCORPORATED BY REFERENCE:

Insignia Systems, Inc. Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on May 23, 2007 (Part III – Items 10, 11, 12, 13 and 14)

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

Insignia’s POPSign is a national, account-specific, in-store, shelf-edge advertising program that has been shown to deliver significant sales increases. Funded by consumer packaged goods manufacturers, the program allows manufacturers to deliver vital product information to consumers at the point-of-purchase. The brand information is combined with each retailer’s store-specific prices and is displayed on the retailer’s unique sign format. The combining of manufacturer and retailer information produces a complete “call to action” that gets consumers the information they want and need to make purchasing decisions, while building store and brand equity.

For retailers, Insignia’s POPSign program is a source of incremental revenue and is the first in-store advertising program that delivers a complete “call to action” on a product-specific and store-specific basis, with all participating retail stores updated weekly. For consumer goods manufacturers, Insignia’s POPSign program provides access to the optimum retail advertising site for their products – the retail shelf-edge. In addition, manufacturers benefit from significant sales increases, short lead times, micro-marketing capabilities, such as store-specific and multiple language options, and a wide variety of program features and enhancements that provide unique advertising advantages.

The Company’s Internet address is www.insigniasystems.com. The Company has made available on its Web site all of the reports it files with the SEC. Copies can also be obtained free of charge by requesting them from Insignia Systems, Inc., 6470 Sycamore Court North, Maple Grove, Minnesota 55369-6032; Attention: CFO; telephone 763-392-6200.

Industry and Market Background

According to Point-Of-Purchase Advertising International (POPAI), an industry non-profit trade association, more than 70% of brand purchase decisions are being made in-store. As a result, product manufacturers are constantly seeking in-store vehicles to motivate consumers to buy their branded products. Industry studies estimate that manufacturers spend approximately $19.35 billion annually on retail, point-of-purchase and in-store services. The Company’s market studies indicate that the shelf-edge sign represents the final and best opportunity for manufacturers to convince the consumer to buy. In fact, a 2005 industry study concluded that shelf signs are the most effective type of in-store advertising after end-aisle displays and in-store leaflets.

Many consumers seek product information beyond price in order to make educated buying decisions. The Company’s marketing studies indicate the most effective sign contains information supplied by the product manufacturer in combination with the retailer’s price and design look.

Company Products

Insignia’s POPSign Program

Insignia’s POPSign program is an in-store, shelf-edge, point-of-purchase advertising program that enables manufacturers to deliver product-specific messages quickly and accurately – in designs and formats that have been pre-approved and supported by participating retailers. Insignia POPSigns deliver vital product selling information from manufacturers, such as product uses and features, nutritional information, advertising tag lines and product images. The brand information is combined with the retailer’s store-specific prices and is displayed on the retailer’s unique sign format that includes its logo, headline and store colors. Each sign is displayed directly in front of the manufacturer’s product in the participating retailer’s stores. Insignia’s POPSign program offers special features and enhancements, such as Advantage and Custom Advantage headers that allow manufacturers to add visibility and highlight their brand message at-shelf. Insignia offers Color POPSigns with customizable, image-building full-color graphics. Insignia UltraColor® POPSigns offer 75% more area for the full-color creative than Color POPSigns.

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

Cardstock for the two systems are sold by the Company in a variety of sizes and colors that can be customized to include pre-printed custom artwork, such as a retailer’s logo. Approximately 5% of 2006 revenues came from the sale of cardstock. The Company expects this percentage to be lower in the future.

Stylus Software

In late 1993, the Company introduced Stylus, a PC-based software application used by retailers to produce signs, labels, and posters. The Stylus software allows retailers to create signs, labels and posters by manually entering the information or by importing information from a database. Approximately 2% of 2006 revenues came from the sale of Stylus products and maintenance. The Company expects this percentage to be lower in the future.

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

On June 12, 2006, the Company entered into an Exclusive Reseller Agreement with Valassis Sales and Marketing Services, Inc. The agreement had an initial term of one year with the objective of increasing the Company’s sales of Insignia POPSigns. On December 6, 2006, the Company and Valassis executed Amendment No. 1 to the agreement which finalized certain appendices, made certain other modifications to the agreement and extended the initial term through December 31, 2007. This agreement enables Valassis to sell the Insignia POPSigns programs in addition to its diversified product portfolio and gives the Company broader exposure to consumer packaged goods clients. The financial terms of the agreement vary depending on the type of sale.

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

During 2006, 2005 and 2004, foreign sales accounted for approximately 1% of total net sales each year. The Company expects sales to foreign distributors will be less than 1% of total net sales in 2007.

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

We believe the main strengths of the Insignia POPSign program in relation to its competitors are:

—	the linking of manufacturers to retailers at a central coordination point
—	providing a complete “call to action”
—	supplying product-specific and store-specific messages at the retail shelf
—	delivering vital product information and store-specific prices
—	short lead times
—	significant sales increases

Patents and Trademarks

The Company has developed and is using a number of trademarks, service marks, slogans, logos and other commercial symbols to advertise and sell its products. The Company owns U.S. registered trademarks for Insignia Systems, Inc. ® (and Design), Insignia POPS®, POPS Select®, Insignia Color POPS®, Insignia POPSign®, UltraColor®, Stylus®, Stylus Work Center ®, SIGNright®, Impulse®, DuraSign®, I-Care®, and Check This Out.®

The Company is in the process of obtaining trademark registrations in the United States for the trademarks “Insignia E-POPS” and “Insignia ShelfPOPS.”

The Company filed a Surrender for Cancellation of Registration for the mark VALUSTIX with the U.S Patent and Trademark Office in October of 2006.

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

The Stylus software product line remains a viable application for the Company’s retailer customers. The Company performs development to keep Stylus current and updated to meet industry requirements.

Customers

Nestle Co. and Kellogg Company accounted for 26% and 10% of the Company’s total net sales for the year ended December 31, 2006. Nestle Co. and Kellogg Company accounted for 16% and 17% of the Company’s total net sales for the year ended December 31, 2005. Nestle Co., Kellogg Company and SC Johnson accounted for 16%, 11% and 11% of the Company’s total net sales for the year ended December 31, 2004.

Backlog

Sales backlog at February 28, 2007 was approximately $14.7 million, of which $11.8 million is for delivery during 2007 and $2.9 million is for delivery during 2008 through 2010. The orders are believed to be firm but there is no assurance that all of the backlog will actually result in revenues. Sales backlog at February 28, 2006 was approximately $11 million.

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

Any factor that negatively affects net sales or increases operating expenses could negatively affect annual results of operations, and in particular, quarterly results. As a result of the variability of the business, the Company may incur losses in a given quarter and fluctuations in working capital. In certain quarters the Company may realize strong sales, but due to increased sales promotion activities and investments in growing the business, we may experience reduced operating income. The results of operations fluctuate from quarter to quarter as a result of the following:

•	The timing of seasonal events for customers;
•	Variations in the specific products which customers choose to advertise;
•	Variations in the number of retailers in the Company’s network;
•	Minimum program level commitments to retailers (called retailer guarantees), and
•	Professional fees related to litigation.

Employees

As of February 28, 2007, the Company had 88 employees, including all full-time and part-time employees.

Segment Reporting

The Company operates in a single reportable segment.

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

We Have Had Significant Losses In Recent Periods

Although we had net income of $2,396,000 for the year ended December 31, 2006, we experienced net losses of $3,308,000 and $4,858,000 for the years ended December 31, 2005 and 2004. There can be no assurance that we will be profitable on a quarterly or annual basis. If we are unable to generate net income from operations our business will be adversely affected and our stock price will likely decline.

We Are Involved In Major Litigation

In August 2000, News America Marketing In-Store, Inc. (News America), brought suit against the Company in U.S. District Court in New York, New York. The case was settled in November 2002. The terms of the settlement agreement are confidential. The settlement did not impact the Company’s operating results.

In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York, alleging that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with retailers and prospective economic advantage, and has engaged in unfair competition. The suit sought unspecified damages and injunctive relief. In February 2007 the U.S. District Court in New York transferred this action to Minnesota where the claims will become part of the lawsuit the Company filed against News America and Albertson’s Inc.

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. The parties are now engaged in pre-trial discovery. In December 2006 News America filed counterclaims similar to the claims in its New York action against Insignia and one of its officers. Motions to dismiss the counterclaims are pending with oral argument scheduled in mid-April 2007. Management believes that the allegations of the counterclaims are without merit. An evaluation of the likelihood of an unfavorable outcome and estimate of the potential liability cannot be rendered at this time.

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout 2007. During the years ended December 31, 2006, 2005 and 2004, the Company incurred legal fees of $935,000, $1,085,000 and $2,527,000 related to the News America lawsuits and expects to continue to incur significant expenses until the litigation is concluded. Also, if we are required to pay a significant amount in settlement or damages, it will have a material adverse effect on our operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of our business. Continuing litigation with a retailer could also have a negative impact on our business.

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

We May Need Additional External Financing In The Future Which May Not Be Available

The Company has implemented various initiatives to improve its operating performance through the reduction of cost of sales expenses, operating expenses and legal fees. Management believes it will be able to continue to fund operations through cash saved as a result of the implementation of these initiatives. However, there can be no assurance that additional external financing will not be needed or that the Company will be able to secure such financing if and when needed.

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

Our Results Are Dependent On The Success Of Our Insignia POPS Program Which Represents A Very Significant Part Of Our Business

We are largely dependent on our POPS program, which represented approximately 88%, 84% and 83% of total net sales for fiscal 2006, 2005 and 2004, respectively. We expect the POPS program to continue to represent a higher percentage in fiscal 2007 and future periods. Should brand manufacturers no longer perceive value in the POPS program, our business and results of operations would be adversely affected due to our heavy dependence on this program.

Our Results Are Dependent On The Level Of Spending By Branded Product Manufacturers For Advertising And Promotional Expenditures

We are largely dependent on the net sales from our POPSigns, which are purchased by branded product manufacturers. Changes in economic conditions could result in reductions in advertising and promotional expenditures by branded product manufacturers. Should these reductions occur, our revenues and related results of operations would be adversely affected.

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

Our Stock Price Has Been And May Continue To Be Volatile

During 2006 our common stock has traded between $3.91 and $0.53 per share. The market price of our common stock may continue to be volatile and may be significantly affected by:

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

Item 1B.    Unresolved Staff Comments

Not applicable.

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

In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York, alleging that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with retailers and prospective economic advantage, and has engaged in unfair competition. The suit sought unspecified damages and injunctive relief. In February 2007 the U.S. District Court in New York transferred this action to Minnesota where the claims will become part of the lawsuit the Company filed against News America and Albertson’s Inc.

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. The parties are now engaged in pre-trial discovery. In December 2006 News

America filed counterclaims similar to the claims in its New York action against Insignia and one of its officers. Motions to dismiss the counterclaims are pending with oral argument scheduled in mid-April 2007. Management believes that the allegations of the counterclaims are without merit. An evaluation of the likelihood of an unfavorable outcome and estimate of the potential liability cannot be rendered at this time.

During the year ended December 31, 2006, the Company incurred legal fees of $935,000 related to the News America lawsuits and expects to continue to incur significant expenses until the litigation is concluded.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

Item 4A.    Executive Officers of the Registrant

The names, ages and positions of the Company’s executive officers are as follows:

Name	Age	Position

Scott F. Drill	54	President, Chief Executive Officer, Secretary and Director
Justin W. Shireman	56	Vice President of Finance, Chief Financial Officer and Treasurer
Scott J. Simcox	54	Senior Vice President of Marketing Services
A. Thomas Lucas	57	Vice President of Operations

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

Scott J. Simcox has been Senior Vice President of Marketing Services since August 2006. Mr. Simcox has been with the Company since inception in January 1990, initially as Director of Business Development until May 1991 and then as Director of Marketing until July 1998. From July 1998 to July 2006, he was the Company’s Vice President of Marketing, POPS Division. From August 1988 through December 1989, Mr. Simcox was with Varitronic Systems in various sales and marketing roles. From 1978 to 1988 Mr. Simcox held several marketing and senior management positions at Conklin Company including Vice President of Marketing.

Thomas Lucas has been Vice President of Operations since August, 2004. Mr. Lucas has been with the Company since 1992. From 1998 to 2004 he was Vice President of Operations, POPS Division, and from 1992 to 1998 he was Manager and Director of Customer Services. Prior to 1992, Mr. Lucas held a variety of management and leadership positions within the United States Air Force and the Joint Chiefs of Staff.

PART II.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the NASDAQ Capital Market® under the symbol ISIG. The following table sets forth the range of high and low bid prices reported on the Nasdaq System. These quotations represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions.

2006	High	Low	2005	High	Low
First Quarter	$ 1.38	$ 0.65	First Quarter	$ 2.31	$ 1.25
Second Quarter	2.52	0.51	Second Quarter	1.46	0.76
Third Quarter	3.90	2.15	Third Quarter	1.01	0.46
Fourth Quarter	3.71	2.20	Fourth Quarter	0.90	0.25

Approximate Number of Holders of Common Stock

As of February 28, 2007, the Company had one class of Common Stock beneficially held by approximately 2,074 owners.

Dividends

The Company has never paid cash dividends on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

The following graph compares the cumulative total shareholder return on the Company’s Common Stock for the five fiscal years beginning December 31, 2001 and ending December 31, 2006, with the cumulative total return on the NASDAQ Stock Market -- U.S. Index and the Russell 2000 Index over the same period (assuming the investment of $100 in the Company’s Stock, the NASDAQ Stock Market – U. S. Index and the Russell 2000 Index on December 31, 2001 and the reinvestment of all dividends).

Item 6.    Selected Financial Data

(In thousands, except per share amounts.)

For the Years Ended December 31	2006	2005	2004	2003	2002
Net sales	$21,894	$19,598	$20,992	$26,138	$24,821
Operating income (loss)	2,314	(3,331)	(4,875)*	(4,324)**	410
Net income (loss)	2,396	(3,308)	(4,858)	(4,252)	333
Net income (loss) per share:
Basic	$0.16	$(0.22)	$(0.38)	$(0.35)	$.03
Diluted	$0.15	$(0.22)	$(0.38)	$(0.35)	$.03
Shares used in calculation of net income (loss) per share:
Basic	15,093	15,002	12,687	12,259	10,872
Diluted	15,556	15,002	12,687	12,259	11,800
Working capital	$5,017	$2,592	$4,813	$5,797	$7,324
Total assets	8,583	6,673	9,921	11,676	16,722
Total shareholders’ equity	4,862	2,072	5,333	7,822	11,258

  *Includes a $960 impairment of goodwill more fully described in Note 3 to the financial statements.

**Includes a $2,133 impairment of goodwill more fully described in Note 3 to the financial statements.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

Year ended December 31	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	45.9	63.9	62.2
Gross profit	54.1	36.1	37.8
Operating expenses:
Selling	22.1	29.1	27.7
Marketing	4.8	5.8	5.2
General and administrative	16.6	18.2	23.5
Impairment of goodwill	—	—	4.6
Total operating expenses	43.5	53.1	61.0
Operating income (loss)	10.6	(17.0)	(23.2)
Other income	0.3	0.1	0.1
Net income (loss)	10.9%	(16.9)%	(23.1)%

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

Income Taxes. The Company records income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is established when management determines it is more likely than not that a deferred tax asset is not realizable in the foreseeable future. At December 31, 2006, all of the Company’s net deferred tax assets were offset with a valuation allowance, which amounted to approximately $9 million. The Company cannot be certain that it will be more likely than not that these deferred tax assets will be realized in future years.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. We use the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The expected terms of the options and employee stock purchase plan rights are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on historical and expected future volatility of the Company’s stock. The Company has not historically issued any dividends and does not expect to in the future. SFAS 123R requires forfeitures to be estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

If factors change and we employ different assumptions in the application of SFAS 123R to grants in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current periods.

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

In September 2005, the Company brought a suit against PAR and Paul Richards in Federal District Court in Minneapolis, Minnesota asking that the acquisition be rescinded and all parties restored to their pre-acquisition status. The suit was settled in June 2006 with terms including mutual releases and payment of $100,000 to the Company in exchange for certain assets. In October 2006, the Company filed a Surrender for Cancellation of Registration for the mark VALUSTIX with the U.S. Patent and Trademark Office and ceased all activities related to the VALUStix business.

Fiscal 2006 Compared to Fiscal 2005

Net Sales. Net sales for the year ended December 31, 2006 increased 11.7% to $21,894,000 compared to $19,598,000 for the year ended December 31, 2005.

Service revenues from our POPSign programs for the year ended December 31, 2006 increased 16.9% to $19,219,000 compared to $16,445,000 for the year ended December 31, 2005. The increase was primarily due to a change in the sales mix towards higher-priced custom POPSign programs sold to customers during the year combined with an increase in the number of programs sold.

Product sales for the year ended December 31, 2006 decreased 15.2% to $2,675,000 compared to $3,153,000 for the year ended December 31, 2005. The decrease was due to general decreasing demand for our products from our customers.

Gross Profit. Gross profit for the year ended December 31, 2006 increased 67.3% to $11,840,000 compared to $7,079,000 for the year ended December 31, 2005. Gross profit as a percentage of total net sales increased to 54.1% for 2006 compared to 36.1% for 2005.

Gross profit from our POPSign program revenues for the year ended December 31, 2006 increased 90.5% to $10,725,000 compared to $5,630,000 for the year ended December 31, 2005. The increase was primarily due to the effect of reduced retailer expense and other cost reductions. Gross profit as a percentage of POPSign program revenues increased to 55.8% for 2006 compared to 34.2% for 2005, due to the factors discussed above.

Gross profit from our product sales for the year ended December 31, 2006 decreased 23.1% to $1,115,000 compared to $1,449,000 for the year ended December 31, 2005. Gross profit as a percentage of product sales decreased to 41.7% for 2006 compared to 46.0% for 2005. The decreases were primarily due to decreases in sales of higher margin products and the effect of fixed costs on decreased sales.

Operating Expenses

Selling. Selling expenses for the year ended December 31, 2006 decreased 15.1% to $4,838,000 compared to $5,697,000 for the year ended December 31, 2005, primarily due to sales force reductions in December of 2005 and decreased third-party compliance costs which were partially offset by increased sales commissions due to increased sales. Selling expenses as a percentage of total net sales decreased to 22.1% in 2006 compared to 29.1% in 2005, primarily due to the factors described above, combined with the effect of increased sales.

Marketing. Marketing expenses for the year ended December 31, 2006 decreased 7.4% to $1,051,000 compared to $1,135,000 for the year ended December 31, 2005, primarily due to reductions in staff, decreased out-sourced data analysis and reduced advertising expense. Marketing expenses as a percentage of total net sales decreased to 4.8% in 2006 compared to 5.8% in 2005, primarily due to the factors described above, combined with the effect of higher net sales.

General and Administrative. General and administrative expenses for the year ended December 31, 2006 increased 1.6% to $3,637,000 compared to $3,578,000 for the year ended December 31, 2005, primarily due to increased employed and temporary staffing costs in 2006, increased public relations expense in

2006, and stock-based compensation costs recognized in 2006 due to the adoption of SFAS 123R, which were partially offset by decreased legal costs in 2006. General and administrative expenses as a percentage of total net sales decreased to 16.6% in 2006 compared to 18.2% in 2005, primarily due to the factors described above, combined with the effect of increased sales. Legal fees were $1,143,000 for the year ended December 31, 2006 compared to $1,352,000 for the year ended December 31, 2005. The legal fees in each year were incurred primarily in connection with two News America lawsuits described elsewhere herein. In February 2007 the New York lawsuit was transferred to Minnesota. We currently expect the amount of legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout 2007 as both parties are now engaged in pre-trial discovery. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Other Income (Expense). Other income (net) for the year ended December 31, 2006 was $82,000 compared to other income (net) of $23,000 for the year ended December 31, 2005. Other income (net) in 2006 included $100,000 from the sales of certain assets per the terms of the settlement agreement with Paul Richards and his company (see Note 3 to the financial statements). Higher interest income of $123,000 for the year ended December 31, 2006 versus interest income of $71,000 for the year ended December 31, 2005 was the result of higher interest rates and higher cash balances during the 2006 period. Interest expense of $146,000 in 2006 versus $53,000 in 2005 was primarily due to interest expense in 2006 related to an agreement reached with a retailer effective December 31, 2005, for the deferred payment of certain obligations.

Income Taxes. The Company recorded no income tax expense for the year ended December 31, 2006, primarily due to the deduction for tax purposes in 2006 of the remaining unamortized goodwill associated with the VALUStix acquisition. For financial statement purposes the goodwill was determined to be impaired in 2003 and 2004 and was written-off during those periods. During 2006, the Company ceased all business activities related to VALUStix and abandoned the VALUSTIX trademark.

Net Income (Loss). Net income for the year ended December 31, 2006 was $2,396,000 compared to a net loss of $(3,308,000) for the year ended December 31, 2005.

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

Gross profit from our POPSign program revenues for the year ended December 31, 2005 decreased 9.3% to $5,630,000 compared to $6,205,000 for the year ended December 31, 2004. The decrease was primarily due to the effect of fixed costs on lower POPS program revenues partially offset by reduced payments to retailers. Gross profit as a percentage of POPSign program revenues decreased to 34.2% for 2005 compared to 35.8% for 2004, due to the factors discussed above. Gross profit from our POPSign revenues fluctuated significantly quarter to quarter during 2005. The fluctuations were due to a number of factors including level of revenues and related levels of guaranteed payments to retailers, as well as average price per sign.

Gross profit from our product sales for the year ended December 31, 2005 decreased 16.0% to $1,449,000 compared to $1,725,000 for the year ended December 31, 2004. Gross profit as a percentage of product sales decreased to 46.0% for 2005 compared to 47.2% for 2004. The decreases were primarily due to changes in product mix.

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

General and Administrative. General and administrative expenses for the year ended December 31, 2005 decreased 27.6% to $3,578,000 compared to $4,941,000 for the year ended December 31, 2004, primarily due to decreased legal fees. General and administrative expenses as a percentage of total net sales decreased to 18.2% in 2005 compared to 23.5% in 2004, primarily due to decreased legal fees which more than offset the effect of lower net sales. Legal fees were $1,352,000 for the year ended December 31, 2005 compared to $2,712,000 for the year ended December 31, 2004. The legal fees in each year were incurred primarily in connection with two News America lawsuits described elsewhere herein.

Impairment of Goodwill. The Company recorded an impairment charge of $960,000 during 2004, writing off the remaining goodwill related to the 2002 acquisition of VALUStix (see discussion under Acquisition).

Other Income (Expense). Other income (net) for the year ended December 31, 2005 was $23,000 compared to other income (net) of $17,000 for the year ended December 31, 2004. Other income (net) in 2005 included $53,000 of interest expense related to the line of credit as compared to $13,000 of interest expense in 2004 related to the line of credit which was put in place in September 2004. Included in other income (net) in 2004 was a $45,000 one-time fee to move to the Nasdaq Capital Market.

Net Loss. Our net loss for the year ended December 31, 2005 was $(3,308,000) compared to $(4,858,000) for the year ended December 31, 2004.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At December 31, 2006, working capital was $5,017,000 compared to $2,592,000 at December 31, 2005. During the same period total cash and cash equivalents increased $1,074,000 to $3,785,000.

Net cash provided by operating activities during 2006 was $1,361,000, primarily due to net income during the period of $2,396,000 partially offset by the payment of retailer obligations which were recorded at December 31, 2005, and other changes in working capital items. Accounts receivable increased $600,000 during 2006 due to higher net sales in the last two months of 2006, as compared to net sales in the last two months of 2005. Accounts payable and accrued liabilities decreased $557,000 during 2006 primarily as a result of the payment of retailer obligations which were recorded at December 31, 2005. The Company expects accounts receivable and accounts payable to fluctuate during future periods depending on the level of quarterly POPSign revenues.

Net cash of $275,000 was used in investing activities in 2006 due to the purchase of property and equipment, primarily the purchase of two previously leased digital printers and information technology hardware and software expenditures. The Company expects that the level of 2007 capital expenditures will be comparable to 2006.

Net cash of $12,000 was used in financing activities, including the payment of $201,000 of principal on long-term liabilities to a retailer offset partially by $54,000 of additional advances on the line of credit and $135,000 of proceeds from the issuance of common stock, net of expenses. The issuance of common stock was related to the Employee Stock Purchase Plan and the exercise of employee stock options.

On September 16, 2004, the Company entered into a Financing Agreement, Security Agreement and Revolving Note (collectively, “the Credit Agreement”) with Itasca Business Credit, Inc. that initially provided for borrowings up to $1,500,000 for twelve months, subject to collateral availability. The borrowings are secured by all of the Company’s assets. The Credit Agreement provides that borrowings will bear interest at 2.5% over prime, with a minimum monthly interest charge of $2,500, and an annual fee of 1% of the Revolving Note payable. The Credit Agreement includes various other customary terms and conditions. On November 22, 2004, the Company entered into an amendment to the Credit Agreement to extend the term to April 30, 2006, and on May 8, 2006, the Company entered into a second amendment to the Credit Agreement to extend the term to April 30, 2007. The Company has decided not to seek further extensions of the Credit Agreement nor seek other financing agreements at the present time. There were borrowings of $186,000 outstanding as of December 31, 2006.

The Company believes that based upon current business conditions, its existing cash balance and future cash from operations will be sufficient for its cash requirements during 2007. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

New Accounting Pronouncements

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice regarding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. SAB 108 did not have a material impact on our financial condition or results of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have reviewed our accounting for income taxes in light of the provisions of FIN 48 and do not expect that adoption will materially affect our financial statements.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2006:

Payments due by Period

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 years
Contractual Obligations:
Operating leases, excluding operating costs	$1,698,000	$527,000	$1,146,000	$25,000	$—
Payments to retailers*	11,581,000	3,766,000	5,495,000	2,320,000	—
Purchase commitments	53,000	53,000	—	—	—
Total contractual obligations	$13,332,000	$4,346,000	$6,641,000	$2,345,000	$—

*On an ongoing basis, the Company negotiates renewals of various retailer agreements, some of which provide for minimum annual program levels. If these minimums are not met, the Company is required to pay the contractual difference to the retailers. Upon the completion of renewals, the annual commitment amounts could be in excess of the amounts above.

Off-Balance Sheet Transactions

None.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

The following are included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Insignia Systems, Inc.

We have audited the accompanying balance sheets of Insignia Systems, Inc. as of December 31, 2006 and 2005 and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (SFAS 123R) effective January 1, 2006.

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

/s/ Grant Thornton LLP

Minneapolis, Minnesota

March 23, 2007

Insignia Systems, Inc.

BALANCE SHEETS

As of December 31	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$3,785,000	$2,711,000
Accounts receivable – net of $10,000 allowance in 2006 and $50,000 in 2005	2,925,000	2,294,000
Inventories	452,000	448,000
Prepaid expenses and other	888,000	811,000
Total Current Assets	8,050,000	6,264,000

Other Assets:
Property and equipment, net	477,000	409,000
Other	56,000	—

Total Assets	$8,583,000	$6,673,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$186,000	$132,000
Current maturities of long-term liabilities	241,000	201,000
Accounts payable	1,345,000	1,770,000
Accrued liabilities
Compensation	468,000	496,000
Employee stock purchase plan	98,000	35,000
Legal	105,000	92,000
Retailer guarantees	—	271,000
Other	154,000	63,000
Deferred revenue	436,000	612,000
Total Current Liabilities	3,033,000	3,672,000

Long-Term Liabilities, less current maturities	688,000	929,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 40,000,000 in 2006 and 20,000,000 in 2005
Issued and outstanding shares – 15,152,000 in 2006 and 15,002,000 in 2005	152,000	150,000
Additional paid-in capital	29,557,000	29,165,000
Accumulated deficit	(24,847,000)	(27,243,000)
Total Shareholders’ Equity	4,862,000	2,072,000

Total Liabilities and Shareholders’ Equity	$8,583,000	$6,673,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

Year Ended December 31	2006	2005	2004
Services revenues	$19,219,000	$16,445,000	$17,341,000
Products sold	2,675,000	3,153,000	3,651,000
Total Net Sales	21,894,000	19,598,000	20,992,000

Cost of services	8,494,000	10,815,000	11,136,000
Cost of goods sold	1,560,000	1,704,000	1,926,000
Total Cost of Sales	10,054,000	12,519,000	13,062,000
Gross Profit	11,840,000	7,079,000	7,930,000

Operating Expenses:
Selling	4,838,000	5,697,000	5,809,000
Marketing	1,051,000	1,135,000	1,095,000
General and administrative	3,637,000	3,578,000	4,941,000
Impairment of goodwill	—	–	960,000
Total Operating Expenses	9,526,000	10,410,000	12,805,000
Operating Income (Loss)	2,314,000	(3,331,000)	(4,875,000)

Other Income (Expense):
Interest income	123,000	71,000	67,000
Interest expense	(146,000)	(53,000)	(13,000)
Other income (expense)	105,000	5,000	(37,000)
Total Other Income	82,000	23,000	17,000
Net Income (Loss)	$2,396,000	$(3,308,000)	$(4,858,000)

Net income (loss) per share:
Basic	$0.16	$(0.22)	$(0.38)
Diluted	$0.15	$(0.22)	$(0.38)

Shares used in calculation of net income (loss) per share:
Basic	15,093,000	15,002,000	12,687,000
Diluted	15,556,000	15,002,000	12,687,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2003	12,412,000	$124,000	$26,775,000	$(19,077,000)	$7,822,000
Issuance of common stock, net	2,562,000	26,000	2,343,000	—	2,369,000
Net loss	—	—	—	(4,858,000)	(4,858,000)

Balance at December 31, 2004	14,974,000	150,000	29,118,000	(23,935,000)	5,333,000
Issuance of common stock, net	28,000	—	47,000	—	47,000
Net loss	—	—	—	(3,308,000)	(3,308,000)

Balance at December 31, 2005	15,002,000	150,000	29,165,000	(27,243,000)	2,072,000
Issuance of common stock, net	150,000	2,000	133,000	—	135,000
Value of stock-based compensation	—	—	259,000	—	259,000
Net income	—	—	—	2,396,000	2,396,000

Balance at December 31, 2006	15,152,000	$152,000	$29,557,000	$(24,847,000)	$4,862,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

Year Ended December 31	2006	2005	2004
Operating Activities:
Net income (loss)	$2,396,000	$(3,308,000)	$(4,858,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	207,000	239,000	296,000
Provision for bad debt expense	(31,000)	14,000	(88,000)
Stock-based compensation	259,000	—	—
Impairment of goodwill	—	—	960,000
Changes in operating assets and liabilities:
Accounts receivable	(600,000)	(74,000)	1,094,000
Inventories	(4,000)	47,000	215,000
Prepaid expenses and other	(133,000)	(295,000)	293,000
Accounts payable	(425,000)	(159,000)	(163,000)
Accrued liabilities	(132,000)	(52,000)	1,010,000
Deferred revenue	(176,000)	320,000	(341,000)
Net cash provided by (used in) operating activities	1,361,000	(3,268,000)	(1,582,000)

Investing Activities:
Purchases of property and equipment	(275,000)	(128,000)	(84,000)
Net cash used in investing activities	(275,000)	(128,000)	(84,000)

Financing Activities:
Net change in line of credit	54,000	(96,000)	228,000
Payment of long-term liabilities	(201,000)	—	—
Proceeds from issuance of common stock, net	135,000	47,000	2,369,000
Net cash provided by (used in) financing activities	(12,000)	(49,000)	2,597,000

Increase (decrease) in cash and cash equivalents	1,074,000	(3,445,000)	931,000
Cash and cash equivalents at beginning of year	2,711,000	6,156,000	5,225,000
Cash and cash equivalents at end of year	$3,785,000	$2,711,000	$6,156,000

Non-cash transaction:
Accrued liabilities (retailer guarantees) converted to long-term liabilities (see Note 5)	$—	$1,130,000	$—

Supplemental disclosures for cash flow information:
Cash paid during the year for interest	$103,000	$52,000	$11,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies.

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

Cash Equivalents. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2006, $980,000 was invested in an overnight repurchase account, $2,800,000 was invested in certificates of deposit and $5,000 was invested in a short-term money market account. At December 31, 2005, $1,684,000 was invested in an overnight repurchase account, $700,000 was invested in certificates of deposit and $327,000 was invested in a short-term money market account.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2006	2005
Beginning balance	$50,000	$50,000
Bad debt provision (recovery)	(31,000)	14,000
Accounts written-off	(9,000)	(14,000)

Ending balance	$10,000	$50,000

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

December 31	2006	2005
Raw materials	$162,000	$164,000
Work-in-process	8,000	14,000
Finished goods	282,000	270,000

	$452,000	$448,000

Property and Equipment. Property and equipment is recorded at cost. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance are charged to expense when incurred. Depreciation is provided in amounts sufficient to relate the cost of assets to operations over their estimated useful lives. The straight-line method of depreciation is used for financial reporting purposes and accelerated methods are used for tax purposes. Estimated useful lives of the assets are as follows:

Production tooling	1-3 years
Machinery and equipment	5-10 years
Office furniture and fixtures	3 years
Computer equipment and software	3 years

Leasehold improvements are amortized over the shorter of the remaining term of the lease or estimated life of the asset.

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair market value.

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

Stock-Based Compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. We use the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The expected terms of the options and employee stock purchase plan rights are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on historical and expected future volatility of the Company’s stock. The Company has not historically issued any dividends and does not expect to in the future. SFAS 123R requires forfeitures to be estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

If factors change and we employ different assumptions in the application of SFAS 123R to grants in future periods, the related compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current periods.

Advertising Costs. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $9,000, $69,000 and $9,000 during the years ended December 31, 2006, 2005 and 2004.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the year. Options and warrants to purchase approximately 1,086,000, 1,737,000 and 1,629,000 shares of common stock with weighted average exercise prices of $6.29, $4.92 and $5.72 were outstanding at December 31, 2006, 2005 and 2004 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the reporting periods.

For the years ended December 31, 2005 and 2004, the effect of options and warrants was anti-dilutive due to the net losses incurred during the periods. Had net income been achieved, approximately 17,000 and 41,000 of common stock equivalents would have been included in the computation of diluted net income per share for the years ended December 31, 2005 and 2004.

Weighted average common share outstanding for the years ended December 31, 2006, 2005 and 2004 were as follows:

Year ended December 31	2006	2005	2004
Denominator for basic net income (loss) per share – weighted average shares	15,093,000	15,002,000	12,687,000

Effect of dilutive securities:
Stock options	460,000	—	—

Denominator for diluted net income (loss) per share – adjusted weighted average shares	15,556,000	15,002,000	12,687,000

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

Reclassifications. Certain 2005 and 2004 amounts have been reclassified to conform to the presentation in the 2006 financial statements.

New Accounting Pronouncements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements: In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice regarding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. SAB 108 did not have a material impact on our financial condition or results of operations.

Accounting for Uncertainty in Income Taxes: In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have reviewed our accounting for income taxes in light of the provisions of FIN 48 and do not expect that adoption will materially affect our financial statements.

2.	Property and Equipment. Property and equipment consists of the following at December 31:

	2006	2005
Property and Equipment:
Production tooling, machinery and equipment	$1,792,000	$1,657,000
Office furniture and fixtures	191,000	191,000
Computer equipment and software	661,000	564,000
Leasehold improvements	341,000	327,000
	2,985,000	2,739,000
Accumulated depreciation and amortization	(2,508,000)	(2,330,000)
Net Property and Equipment	$477,000	$409,000

3.

Acquisition. In December 2002, the Company acquired all of the assets comprising the VALUStix business from Paul A. Richards, Inc., a New York company (“PAR”), for $3,000,000 in cash, plus a five-year royalty based on annual net sales over a threshold amount, pursuant to an Asset Purchase Agreement between the Company and PAR.

The Company was not successful in integrating the VALUStix business into the POPS program during 2003 and 2004 based on a number of factors and therefore made a decision to de-emphasize that business. Utilizing discounted cash flows to determine the fair value of the VALUStix business, the Company determined that the carrying amount of goodwill exceeded the fair value of the business. As a result, the Company wrote-off goodwill associated with the acquisition of $2,133,000 in the fourth quarter of 2003 and $960,000 in the second quarter of 2004. The primary factor leading to the impairment was the continued inability of the VALUStix acquisition to generate positive cash flow from operations. As of December 31, 2004, there was no goodwill remaining associated with the VALUStix acquisition.

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

4.

Line of Credit. On September 16, 2004, the Company entered into a Financing Agreement, Security Agreement and Revolving Note (collectively, “the Credit Agreement”) with Marquette Business Credit, Inc. that initially provided for borrowings up to $1,500,000 for twelve months, subject to collateral availability. The borrowings are secured by all of the Company’s assets. The Credit Agreement provides that borrowings will bear interest at 2.5% over prime, with a minimum monthly interest charge of $2,500, and an annual fee of 1% of the Revolving Note payable. The Credit Agreement includes various other customary terms and conditions. On November 22, 2004 the Company entered into an amendment to the Credit Agreement to extend the term to April 30, 2006, and on May 8, 2006, the Company entered into a second amendment to the Credit Agreement to extend the term to April 30, 2007. Borrowings of $186,000 and $132,000 were outstanding with an effective rate of 10.75% and 9.75% as of December 31, 2006 and 2005.

5.

Long-Term Liabilities. Effective December 31, 2005 the Company reached an agreement with a retailer for the deferred payment of certain obligations on an interest-free basis. These obligations are recorded as long-term liabilities with an imputed annual interest rate of 10.0%.

December 31	2006	2005
Uncollateralized three year liability, payable in monthly installments	$531,000	$732,000
Uncollateralized liability, due December 31, 2009	179,000	179,000
Uncollateralized liability, due December 31, 2010	219,000	219,000
Total	929,000	1,130,000
Less current maturities	(241,000)	(201,000)

	$688,000	$929,000
6.	Commitments and Contingencies.

Operating Leases. The Company conducts its operations in a leased facility. The operating lease is effective until January 2010. During 2005 the Company entered into an agreement to sub-lease a portion of its facility through September 2008. The Company also leases equipment under operating lease agreements effective through September 2009. Rent expense under all of these leases, net of sub-lease rental income, was approximately $527,000, $1,070,000 and $1,170,000 for the years ended December 31, 2006, 2005 and 2004.

Minimum future lease obligations under these leases, net of sub-lease rental income and excluding operating costs, are approximately as follows for the years ending December 31:

2007	$ 527,000
2008	546,000
2009	600,000
2010	25,000
Thereafter	—

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

Legal. In August 2000, News America Marketing In-Store, Inc. (News America), brought suit against the Company in U.S. District Court in New York, New York. The case was settled in November 2002. The terms of the settlement agreement are confidential. The settlement did not impact the Company’s operating results.

In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York, alleging that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with retailers and prospective economic advantage, and has engaged in unfair competition. The suit sought unspecified damages and injunctive relief. In February 2007 the U.S. District Court in New York transferred this action to Minnesota where the claims will become part of the lawsuit the Company filed against News America and Albertson’s Inc.

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. The parties are now engaged in pre-trial discovery. In December 2006 News America filed counterclaims similar to the claims in its New York action against Insignia and one of its officers. Motions to dismiss the counterclaims are pending with oral argument scheduled in mid-April 2007. Management believes that the allegations of the counterclaims are without merit. An evaluation of the likelihood of an unfavorable outcome and estimate of the potential liability cannot be rendered at this time.

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout 2007. During the years ended December 31, 2006, 2005 and 2004, the Company incurred legal fees of $935,000, $1,085,000 and $2,527,000 related to the News America litigation. Legal fees are expensed as incurred.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for minimum annual program levels. If those minimum levels are not met, the Company is obligated to pay the contractual difference to the retailers. During the year ended December 31, 2006 the Company recorded no expense related to these minimums as the Company had met the minimum requirements. During the years ended December 31, 2005 and 2004 the Company incurred approximately $2,131,000 and $2,701,000 of costs related to these minimums. The amounts were recorded in Cost of Services in the Statements of Operations.

Aggregate minimum commitment amounts under agreements with retailers are approximately as follows for the years ending December 31:

2007	$ 3,766,000
2008	3,280,000
2009	2,215,000
2010	2,320,000

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

On an ongoing basis the Company negotiates renewals of various retailer agreements. Upon the completion of future contract renewals, the annual commitment amounts for 2007 and thereafter could be in excess of the amounts above.

7.	Shareholders’ Equity.

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

On December 18, 2002, the Company closed a private placement of $7,500,000 of common stock to a small group of accredited investors at a price of $9.19 per share, pursuant to a Securities Purchase Agreement. The price represented a 15% discount from the average closing bid price of the Company’s common stock over the five days prior to the closing. As part of this offering, the Company also issued warrants to the investors entitling them to purchase an additional 244,827 shares of the Company’s common stock at an initial exercise price of $12.44 per share for a five-year period. Additionally, a warrant to purchase 40,805 shares with the same terms was issued to the Placement Agent. The warrant agreements were amended, effective December 29, 2003, to adjust the exercise price of the warrants to $2.75 per share in exchange for certain terms of the warrant agreement being deleted in their entirety. The warrants were all exercisable at December 31, 2006.

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

Under the terms of the stock option plans, the Company grants incentive or non-qualified stock options to employees and directors generally at an exercise price at or above 100% of fair market value at the close of business on the date of grant. The stock options expire five or ten years after the date of grant and generally vest over three years.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes activity under the Option Plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2003	110,300	1,306,347	6.57
Reserved	650,000	—	—
Granted	(504,400)	504,400	1.44
Exercised	—	(23,000)	1.18	$21,000
Cancelled – 2003 Plan	102,200	(102,200)	3.50
Cancelled – 1990 Plan	—	(213,551)	5.39

Balance at December 31, 2004	358,100	1,471,996	5.33
Reserved	625,000	—	—
Granted	(578,300)	578,300	0.91
Cancelled – 2003 Plan	158,566	(158,566)	1.74
Cancelled – 1990 Plan	—	(32,401)	7.63

Balance at December 31, 2005	563,366	1,859,329	$4.22
Reserved	—	—	—
Granted	(615,100)	615,100	$1.24
Exercised	—	(113,331)	$1.52	$179,000
Cancelled – 2003 Plan	252,934	(252,934)	$2.44
Cancelled – 1990 Plan	—	(61,066)	$7.66

Balance at December 31, 2006	201,200	2,047,098	$3.59

The numbers of options exercisable under the Option Plans were:

December 31, 2004	946,672
December 31, 2005	1,207,131
December 31, 2006	1,242,487

The following table summarizes information about the stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per share

$0.58 – $ 0.95	212,068	6.53 years	$ 0.77	118,529	$ 0.79
0.96 – 1.31	971,001	8.62 years	1.16	291,929	1.20
1.32 – 1.95	69,700	7.14 years	1.95	69,700	1.95
1.96 – 3.32	32,000	5.33 years	3.15	—	—
3.33 – 4.28	92,297	3.29 years	4.24	92,297	4.24
4.29 – 5.80	98,699	6.25 years	5.76	98,699	5.76
5.81 – 8.90	351,333	3.89 years	7.80	351,333	7.80
8.91 – 11.36	220,000	4.87 years	9.67	220,000	9.67

$0.58 – $11.36	2,047,098	6.73 years	$ 3.59	1,242,487	$ 5.15

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

Options outstanding under the Option Plans expire at various dates during the period February 2009 through December 2016. Options outstanding at December 31, 2006 had a weighted average remaining life of 6.73 years and an aggregate intrinsic value of $2,395,000. Options exercisable at December 31, 2006 had a weighted average remaining life of 5.37 years and an aggregate intrinsic value of $886,000.

At December 31, 2006, a total of 201,200 shares were available for grant under the Option Plans.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “Plan”) that enables employees to contribute up to 10% of their compensation toward the purchase of the Company’s common stock at 85% of market value. During the years ended December 31, 2006, 2005 and 2004, employees purchased 57,460, 28,231 and 48,506 shares under the Plan. At December 31, 2006, 359,617 shares are reserved for future employee purchases of common stock under the Plan. For the year ended December 31, 2006, the Company recognized $49,000 of stock-based compensation expense related to the Plan.

Stock-Based Compensation. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

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

As a result of the adoption of SFAS 123R, our financial results were lower than under our previous accounting method for stock-based compensation by the following amounts:

	Three Months Ended December 31, 2006	Year Ended December 31, 2006
Income from operations before income taxes	$68,000	$259,000
Income from operations	$68,000	$259,000
Net income	$68,000	$259,000
Earnings per share:
Basic	$—	$0.02
Diluted	$—	$0.02

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes the stock-based compensation expense which was recognized in the Statements of Operations for the three months and year ended December 31, 2006:

	Three Months Ended December 31, 2006	Year Ended December 31, 2006
Cost of sales	$18,000	$61,000
Selling	15,000	55,000
Marketing	9,000	32,000
General and administrative	26,000	111,000
	$68,000	$259,000

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the years ended December31, 2005 and 2004:

Year Ended December 31	2005	2004
Net loss, as reported	$(3,308,000)	$(4,858,000)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(480,000)	(1,062,000)
Pro forma net loss	$(3,788,000)	$(5,920,000)
Basic and diluted net loss per share:
As reported	$(0.22)	$(0.38)
Pro forma	$(0.25)	$(0.47)

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2006	2005	2004
Stock Options:
Expected life (years)	2.64	3.00	3.00
Expected volatility	63%	73%	57%
Dividend yield	0%	0%	0%
Risk-free interest rate	4.91%	3.77%	2.92%

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

As of December 31, 2006, there was $227,000 of total unrecognized compensation costs related to the outstanding stock options which is expected to be recognized over a weighted average period of 1.35 years.

8.

Income Taxes. At December 31, 2006, the Company had net operating loss carryforwards of approximately $23,000,000, which are available to offset future taxable income. These carryforwards are subject to the limitations of Internal Revenue Code Section 382. This Section provides limitations on the

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

availability of net operating losses to offset current taxable income if an ownership change has occurred as defined by Internal Revenue Code Section 382. These carryforwards will begin expiring in 2009.

The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of historical earnings.

The Company will continue to assess the valuation allowance and to the extent it is determined that said allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized in the future. Included as part of the Company’s net operating loss carryforwards are approximately $2,900,000 in tax deductions that resulted from the exercise of stock options. When these loss carryforwards are realized the corresponding changes in the valuation allowance will be recorded as additional paid-in capital.

The actual tax expense attributable to income from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the net income (loss) as follows:

Year Ended December 31	2006	2005	2004
Federal statutory rate	34.0%	(34.0)%	(34.0)%
Change in federal valuation allowance	(48.2)	22.2	33.8
Expiration of carryforwards	13.3	11.5	—
Stock options	0.5	—	(0.1)
Other	0.4	0.3	0.3
Effective federal income tax rate	0.0%	0.0%	0.0%

Significant components of the deferred taxes are as follows:

As of December 31	2006	2005
Deferred Tax Assets:
Net operating loss carryforwards	$8,508,000	$8,813,000
Goodwill	—	914,000
Accrued expenses	300,000	348,000
Inventory reserve	35,000	40,000
Accounts receivable allowance	4,000	18,000
Other	175,000	165,000
Deferred tax assets	9,022,000	10,298,000
Less valuation allowance	(9,022,000)	(10,298,000)
Net deferred taxes	$—	$—

9.

Employee Benefit Plans. The Company has a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. During the years ended December 31, 2006, 2005 and 2004 the Company made no matching contributions.

10.	Concentrations.

Major Customers. During the year ended December 31, 2006, two customers accounted for 26% and 10% of the Company’s total net sales. At December 31, 2006, these two customers represented 20% and 14%

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

of the Company’s total accounts receivable. During the year ended December 31, 2005, two customers accounted for 17% and 16% of the Company’s total net sales. At December 31, 2005, these two customers represented 24% and 31% of the Company’s total accounts receivable and one other customer represented 10% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results.

Export Sales. Export sales accounted for approximately 1% of total net sales during the years ended December 31, 2006, 2005 and 2004.

11.	Quarterly Financial Data. (Unaudited)

Quarterly data for the years ended December 31, 2006 and 2005 was as follows:

Year Ended December 31, 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$5,422,000	$5,853,000	$5,112,000	$5,507,000
Gross profit	2,974,000	3,232,000	2,600,000	3,034,000
Net income	639,000	949,000	228,000	580,000
Net income per share:
Basic	$0.04	$0.06	$0.02	$0.04
Diluted	0.04	0.06	0.01	0.04

Year Ended December 31, 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$4,972,000	$5,396,000	$5,285,000	$3,945,000
Gross profit	1,732,000	2,108,000	1,980,000	1,259,000
Net loss	(1,057,000)	(508,000)	(432,000)	(1,311,000)
Net loss per share:
Basic and diluted	$(0.07)	$(0.03)	$(0.03)	$(0.08)

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures as of December 31, 2006 are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

(b)    Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance

Information concerning Executive Officers of the Company is included in this Annual Report in Item 4A under the caption “Executive Officers of the Registrant.” The information required by Item 10 concerning the directors of the Company and corporate governance is incorporated herein by reference to the Company’s proxy statement for its 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 11.    Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement for its 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the Company’s proxy statement for its 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the Company’s proxy statement for its 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 14.    Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the Company’s proxy statement for its 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 15.    Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2006 and 2005
Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Financial Statements

The following schedule of Insignia Systems, Inc. is included in Item 15:

Schedule II. Valuation and Qualifying Accounts

(a)	Exhibits

Exhibit Number	Description	Incorporation By Reference To

2	Asset Purchase Agreement dated December 23, 2002 between Insignia Systems, Inc. and Paul A. Richards, Inc.	Exhibit 2 of the Registrant’s Form 8-K filed December 31, 2002

3.1	Articles of Incorporation of Registrant, as amended to date	Exhibit 3.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

3.2	Bylaws, as amended to date	Exhibit 3.1 of the Registrant’s Form 8-K filed February 23, 2007

4.1	Specimen Common Stock Certificate of Registrant	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

4.2	Securities Purchase Agreement dated December 18, 2002 among Insignia Systems, Inc. and the Purchasers	Exhibit 4.1 of the Registrant’s Form 8-K filed December 31, 2002

4.3	Registration Rights Agreement dated December 18, 2002 among Insignia Systems, Inc. and the Purchasers	Exhibit 4.2 of the Registrant’s Form 8-K filed December 31, 2002

4.4	Form of Warrant dated December 18, 2002 between Insignia Systems, Inc. and the Holders	Exhibit 4.3 of the Registrant’s Form 8-K filed December 31, 2002

4.5	Amendment to Warrant dated December 29, 2003 between Insignia Systems, Inc. and the Holders	Exhibit 4.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

Exhibit Number	Description	Incorporation By Reference To

10.1	Employment Agreement dated December 23, 2002 between Insignia Systems, Inc. and Paul A. Richards	Exhibit 10.1 of the Registrant’s Form 8-K filed December 31, 2002

10.2	Royalty Agreement dated December 23, 2002 between Insignia Systems, Inc. and Paul A. Richards, Inc.	Exhibit 10.2 of the Registrant’s Form 8-K filed December 31, 2002

10.3	The Company’s 1990 Stock Plan, as amended	Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

10.4	Lease Agreement between Insignia Systems, Inc. and the Landlord , dated October 31, 2002	Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10.5	Sublease Agreement between Insignia Systems, Inc. and the Sublessee dated March 31, 2005	Exhibit 10.2 of the Registrants Form 10-Q for the quarterly period ended March 31, 2005

10.6	License Agreement between Thomas and Lawrence McGourty and Insignia Systems, Inc. dated January 23, 1990, as amended	Exhibit 10.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

10.7	Barcode License and Support Agreement between Thomas and Lawrence McGourty and Insignia Systems, Inc. dated January 23, 1990	Exhibit 10.2 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

10.8	Employee Stock Purchase Plan, as amended	Exhibit 4.1 of the Registrants Registration Statement on Form S-8, Reg. No. 333-136591

10.9	The Company’s 2003 Incentive Stock Option Plan, as amended	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-127606

10.10	Amended Change in Control Severance Agreement with Scott F. Drill dated December 20, 2005	Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

10.11	Amended Change in Control Severance Agreement with Justin W. Shireman dated December 20, 2005	Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

10.12	Financing Agreement between Itasca Business Credit, Inc. and the Company dated September 16, 2004	Exhibit 10.1 of the Registrant’s Form 8-K filed September 22, 2004

10.13	Security Agreement between Itasca Business Credit, Inc. and the Company dated September 16, 2004	Exhibit 10.2 of the Registrant’s Form 8-K filed September 22, 2004

10.14	Revolving Note between Itasca Business Credit, Inc. and the Company dated September 16, 2004	Exhibit 10.3 of the Registrant’s Form 8-K filed September 22, 2004

Exhibit Number	Description	Incorporation By Reference To

10.15	Amendment to Financing Agreement between Itasca Business Credit, Inc. and the Company dated November 22, 2004	Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004

10.16	Restated Revolving Note between Itasca Business Credit, Inc. and the Company dated November 22, 2004	Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004

10.17	Consulting Agreement, effective February 1, 2006, between Gary L. Vars and the Company	Exhibit 4.1 of the Registrant’s Form 8-K filed February 1, 2006

10.18	Nonqualified Stock Option Agreement, effective February 1, 2006, between Gary L. Vars and the Company	Exhibit 4.2 of the Registrant’s Form 8-K filed February 1, 2006

10.19	Second Amendment to Financing Agreement between Itasca Business Credit, Inc. and the Company dated May 8, 2006	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2006

10.20	Second Restated Revolving Note between Itasca Business Credit, Inc. and the Company dated May 8, 2006	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2006

10.21	Exclusive Reseller Agreement between Valassis Sales & Marketing Services, Inc. and the Company entered into as of June 12, 2006	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2006

10.22	Settlement and Mutual Release Agreement between Paul Richards, Paul A. Richards, Inc. and the Company effective June 22, 2006	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2006

10.23	2007 CEO Bonus Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed January 4, 2007

10.24	Amended Change in Control Severance Agreement with Scott J. Simcox dated February 20, 2007	Exhibit 10.1 of the Registrant’s Form 8-K filed February 23, 2007

10.25	2007 Executive Incentive Plan dated February 20, 2007	Filed herewith

14	Code of Ethics	Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SCHEDULE II. Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions Describe		Balance at End of Period

Year ended December 31, 2006
Allowance for doubtful accounts	$50,000	$(31,000)	$9,000	(1)	$10,000
Provision for inventory lower of cost or market adjustment	107,000	11,000	(23,000	) (2)	95,000

Year ended December 31, 2005
Allowance for doubtful accounts	$50,000	$14,000	$14,000	(1)	$50,000
Provision for inventory lower of cost or market adjustment	113,000	(6,000)	—	(2)	107,000

Year ended December 31, 2004
Allowance for doubtful accounts	$140,000	$(88,000)	$2,000	(1)	$50,000
Provision for inventory lower of cost or market adjustment	73,000	60,000	20,000	(2)	113,000

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Inventory scrapped and disposed of.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Scott F. Drill
Scott F. Drill President and CEO

Dated:   March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott F. Drill	President, Chief Executive Officer (principal	March 30, 2007
Scott F. Drill	executive officer) Secretary and Director

/s/ Justin W. Shireman	Vice President of Finance, Chief Financial Officer	March 30, 2007
Justin W. Shireman	(principal financial officer and accounting officer) and Treasurer

/s/ Donald J. Kramer	Director	March 30, 2007
Donald J. Kramer

/s/ W. Robert Ramsdell	Director	March 30, 2007
W. Robert Ramsdell

/s/ Gordon F. Stofer	Director	March 30, 2007
Gordon F. Stofer

/s/ Gary L. Vars	Director	March 30, 2007
Gary L. Vars

/s/ Peter V. Derycz	Director	March 30, 2007
Peter V. Derycz