Form 10-Q
period 2007-03-31
INSIGNIA SYSTEMS INC/MN
filed 2007-05-15
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2007

or

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of May 7, 2007, was 15,342,712.

Insignia Systems, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

Insignia Systems, Inc.

BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,682,000	$3,785,000
Accounts receivable – net of $10,000 allowance	4,346,000	2,925,000
Inventories	495,000	452,000
Prepaid expenses and other	920,000	888,000
Total Current Assets	9,443,000	8,050,000

Other Assets:
Property and equipment, net	457,000	477,000
Other	56,000	56,000

Total Assets	$9,956,000	$8,583,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$127,000	$186,000
Current maturities of long-term liabilities	247,000	241,000
Accounts payable	1,588,000	1,345,000
Accrued liabilities
Compensation	591,000	468,000
Employee stock purchase plan	39,000	98,000
Legal	119,000	105,000
Other	157,000	154,000
Income taxes payable	10,000	—
Deferred revenue	992,000	436,000
Total Current Liabilities	3,870,000	3,033,000

Long-Term Liabilities, less current maturities	624,000	688,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 40,000,000
Issued and outstanding shares – 15,316,000 at March 31, 2007 and 15,152,000 at December 31, 2006	153,000	152,000
Additional paid-in capital	29,729,000	29,557,000
Accumulated deficit	(24,420,000)	(24,847,000)
Total Shareholders’ Equity	5,462,000	4,862,000

Total Liabilities and Shareholders’ Equity	$9,956,000	$8,583,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31	2007	2006
Services revenues	$5,370,000	$4,720,000
Products sold	695,000	702,000
Total Net Sales	6,065,000	5,422,000

Cost of services	2,296,000	2,042,000
Cost of goods sold	411,000	406,000
Total Cost of Sales	2,707,000	2,448,000
Gross Profit	3,358,000	2,974,000

Operating Expenses:
Selling	1,469,000	1,217,000
Marketing	333,000	248,000
General and administrative	1,129,000	849,000
Total Operating Expenses	2,931,000	2,314,000
Operating Income	427,000	660,000

Other Income (Expense):
Interest income	44,000	21,000
Interest expense	(34,000)	(42,000)
Total Other Income (Expense)	10,000	(21,000)
Income Before Taxes	437,000	639,000

Income tax expense	10,000	—
Net Income	$427,000	$639,000

Net income per share:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

Shares used in calculation of net income per share:
Basic	15,312,000	15,058,000
Diluted	16,023,000	15,132,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Three Months Ended March 31, 2007

Balance at December 31, 2006	15,152,000	$152,000	$29,557,000	$(24,847,000)	$4,862,000
Issuance of common stock, net	164,000	1,000	97,000	—	98,000
Value of stock-based compensation	—	—	75,000	—	75,000
Net income	—	—	—	427,000	427,000

Balance at March 31, 2007	15,316,000	$153,000	$29,729,000	$(24,420,000)	$5,462,000

Three Months Ended March 31, 2006

Balance at December 31, 2005	15,002,000	$150,000	$29,165,000	$(27,243,000)	$2,072,000
Issuance of common stock, net	57,000	1,000	34,000	—	35,000
Value of stock-based compensation	—	—	87,000	—	87,000
Net income	—	—	—	639,000	639,000

Balance at March 31, 2006	15,059,000	$151,000	$29,286,000	$(26,604,000)	$2,833,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2007	2006
Operating Activities:
Net income	$427,000	$639,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	60,000	50,000
Stock-based compensation	75,000	87,000
Changes in operating assets and liabilities:
Accounts receivable	(1,421,000)	(1,121,000)
Inventories	(43,000)	(83,000)
Prepaid expenses and other	(32,000)	(29,000)
Accounts payable	253,000	(508,000)
Accrued liabilities	81,000	(287,000)
Deferred revenue	556,000	192,000
Net cash used in operating activities	(44,000)	(1,060,000)

Investing Activities:
Purchases of property and equipment	(40,000)	(122,000)
Net cash used in investing activities	(40,000)	(122,000)

Financing Activities:
Net change in line of credit	(59,000)	197,000
Payment of long-term liabilities	(58,000)	(35,000)
Proceeds from issuance of common stock, net	98,000	35,000
Net cash provided by (used in) financing activities	(19,000)	197,000
Decrease in cash and cash equivalents	(103,000)	(985,000)
Cash and cash equivalents at beginning of period	3,785,000	2,711,000
Cash and cash equivalents at end of period	$3,682,000	$1,726,000

Supplemental disclosures for cash flow information:
Cash paid during periods for interest	$20,000	$26,000

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2007, and its results of operations and cash flows for the three months ended March 31, 2007 and 2006. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Summary of Significant Accounting Policies in the Company’s 2006 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	March 31, 2007	December 31, 2006
Raw materials	$130,000	$162,000
Work-in-process	22,000	8,000
Finished goods	343,000	282,000
	$495,000	$452,000

Property and Equipment. Property and equipment consists of the following:

	March 31, 2007	December 31, 2006
Production tooling, machinery and equipment	$1,795,000	$1,792,000
Office furniture and fixtures	191,000	191,000
Computer equipment and software	682,000	661,000
Leasehold improvements	357,000	341,000
	3,025,000	2,985,000
Accumulated depreciation and amortization	(2,568,000)	(2,508,000)
Net Property and Equipment	$457,000	$477,000

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition application method. Under this method, compensation expense is recognized for employee awards granted, modified, or settled subsequent to December 31, 2005, and the unvested portion of awards granted to employees prior to January 1, 2006. We use the straight-line method to recognize compensation expense over the requisite service period of the award.

There were no stock option awards in the first quarter of 2007. Total stock-based compensation expense recorded for the first quarters ended March 31, 2007 and 2006, was $75,000 and $87,000, respectively.

Net Income Per Share. Basic net income per share is computed by dividing net income by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 762,000 and 1,972,000 shares of common stock with weighted average exercise prices of $7.49 and $4.22 were outstanding at March 31, 2007 and 2006 and were not included in the computation of common stock equivalents for the three months ended March 31, 2007 and 2006 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three months ended March 31, 2007 and 2006 were as follows:

Three Months Ended March 31	2007	2006
Denominator for basic net income per share – weighted average shares	15,312,000	15,058,000

Effect of dilutive securities: Stock options and warrants	711,000	74,000

Denominator for diluted net income per share – adjusted weighted average shares	16,023,000	15,132,000

2.

Line of Credit. On September 16, 2004, the Company entered into a Financing Agreement, Security Agreement and Revolving Note (collectively, “the Credit Agreement”) with Marquette Business Credit, Inc. that initially provided for borrowings up to $1,500,000 for twelve months, subject to collateral availability. The borrowings are secured by all of the Company’s assets. The Credit Agreement provides that borrowings will bear interest at 2.5% over prime, with a minimum monthly interest charge of $2,500, and an annual fee of 1% of the Revolving Note payable. On November 22, 2004, the Company entered into an amendment to the Credit Agreement to extend the term to April 30, 2006, and on May 8, 2006, the Company entered into a second amendment to the Credit Agreement to extend the term to April 30, 2007. Borrowings of $127,000 were outstanding with an effective rate of 10.75% as of March 31, 2007. The Company did not renew the Credit Agreement, which expired on April 30, 2007.

3.	Commitments and Contingencies.

Legal. In August 2000, News America Marketing In-Store, Inc. (News America), brought suit against the Company in U.S. District Court in New York, New York. The case was settled in November 2002. The terms of the settlement agreement are confidential. The settlement did not impact the Company’s operating results.

In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York, alleging that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with retailers and prospective economic advantage, and has engaged in unfair competition. The suit sought unspecified damages and injunctive relief. In February 2007 the U.S. District Court in New York transferred this action to Minnesota where the claims became part of the lawsuit the Company filed against News America and Albertson’s Inc., and the New York action was subsequently dismissed.

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006 News America filed counterclaims similar to the claims in its New York action against Insignia and one of its officers. Motions to dismiss the counterclaims are pending with oral argument scheduled in June 2007. The parties are now engaged in pre-trial discovery. Pursuant to Court order, all discovery and pre-trial matters must be completed by July 2008. Management believes that the allegations of the counterclaims are without merit. An evaluation of the likelihood of an unfavorable outcome and estimate of the potential liability cannot be rendered at this time.

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout 2007. During the quarter ended March 31, 2007, the Company incurred legal fees of $391,000 related to the News America litigation. Legal fees are expensed as incurred.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

4.

Concentrations. During the three months ended March 31, 2007, two customers accounted for 17% and 14% of the Company’s total net sales. At March 31, 2007 these two customers represented 24% and 12% of the Company’s total accounts receivable. During the three months ended March 31, 2006, one of these customers accounted for 29% of the Company’s total net sales.

Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results.

5.

Income Taxes. At December 31, 2006, the Company had net operating loss carryforwards of approximately $23,000,000, which are available to offset future taxable income. These carryforwards are subject to the limitations of Internal Revenue Code Section 382. This Section provides limitations on the availability of net operating losses to offset current taxable income if an ownership change has occurred as defined by Internal Revenue Code Section 382. These carryforwards will begin expiring in 2009. The Company has established a valuation allowance against all deferred tax assets due to the uncertainties regarding the realization of the deferred tax assets based upon the Company’s lack of historical earnings. Readers should refer to Note 8 of the Company’s Financial Statements on Form 10-K for the year ended December 31, 2006, for additional information related to income taxes.

The Company believes it has sufficient net operating losses available to offset taxable net income; however, it recorded income tax expense of $10,000 for the quarter ended March 31, 2007, related to alternative minimum tax liability. The Company continues to provide a full valuation allowance against all deferred tax assets as of March 31, 2007.

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company recognized no liability for unrecognized tax benefits, which would have been accounted for as a reduction to the January 1, 2007, balance of retained earnings.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for the years before 2003.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

Three Months ended March 31	2007	2006
Net sales	100.0%	100.0%
Cost of sales	44.6	45.1
Gross profit	55.4	54.9
Operating expenses:
Selling	24.2	22.4
Marketing	5.5	4.6
General and administrative	18.6	15.7
Total operating expenses	48.3	42.7
Operating income	7.1	12.2
Other income (expense)	0.1	(0.4)
Income before taxes	7.2	11.8
Income tax expense	(0.2)	—
Net income	7.0%	11.8%

Increased net sales in the first three months of 2007 compared to the first three months of 2006 resulted in increased gross profit in 2007. This increase in gross profit was more than offset by increased operating expense in 2007 resulting in a decrease in net income in the first quarter of 2007 compared to the first quarter of 2006.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2006, included in our Form 10-K filed with the Securities and Exchange Commission on April 2, 2007. We believe our most critical accounting policies and estimates include the following:

•	revenue recognition;
•	allowance for doubtful accounts;
•	inventory valuation;
•	accounting for deferred income taxes;
•	valuation of long-lived and intangible assets; and
•	stock-based compensation.

Three Months ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Sales. Net sales for the three months ended March 31, 2007 increased 11.9% to $6,065,000 compared to $5,422,000 for the three months ended March 31, 2006.

Service revenues from our POPSign programs for the three months ended March 31, 2007 increased 13.8% to $5,370,000 compared to $4,720,000 for the three months ended March 31, 2006. The increase was primarily due to an increase in the number of POPSign programs sold to customers (consumer packaged goods manufacturers) during the quarter.

Product sales for the three months ended March 31, 2007 decreased 1.0% to $695,000 compared to $702,000 for the three months ended March 31, 2006. The decrease was primarily due to decreasing sales of our other product categories based on decreased demand for those products from our customers.

Gross Profit. Gross profit for the three months ended March 31, 2007 increased 12.9% to $3,358,000 compared to $2,974,000 for the three months ended March 31, 2006. Gross profit as a percentage of total net sales increased to 55.4% for 2007 compared to 54.9% for 2006.

Gross profit from our POPSign program revenues for the three months ended March 31, 2007 increased 14.8% to $3,074,000 compared to $2,678,000 for the three months ended March 31, 2006. The increase was primarily due to increased sales in 2007. Gross profit as a percentage of POPSign program revenues increased to 57.2% for 2007 compared to 56.7% for 2006, primarily due to the impact of fixed costs on increased sales.

Gross profit from our product sales for the three months ended March 31, 2007 decreased 4.1% to $284,000 compared to $296,000 for the three months ended March 31, 2006. The decrease was primarily due to decreased sales combined with fixed costs. Gross profit as a percentage of product sales decreased to 40.9% for 2007 compared to 42.2% for 2006, due to the factors discussed above.

Operating Expenses

Selling. Selling expenses for the three months ended March 31, 2007 increased 20.7% to $1,469,000 compared to $1,217,000 for the three months ended March 31, 2006, primarily due to increased sales commissions in 2007 due to increased sales, increased travel related expenses and increased compliance related costs. Selling expenses as a percentage of total net sales increased to 24.2% in 2007 compared to 22.4% in 2006, due to the factors discussed above, net of the effect of higher net sales during the 2007 quarter.

Marketing. Marketing expenses for the three months ended March 31, 2007 increased 34.3% to $333,000 compared to $248,000 for the three months ended March 31, 2006, primarily due to increased staff levels and data acquisition costs. Marketing expenses as a percentage of total net sales increased to 5.5% in 2007 compared to 4.6% in 2006, due to the factors discussed above, net of the effect of higher net sales during the 2007 quarter.

General and administrative. General and administrative expenses for the three months ended March 31, 2007 increased 33.0% to $1,129,000 compared to $849,000 for the three months ended March 31, 2006, primarily due to increased legal expense and increased staff levels. General and administrative expenses as a percentage of total net sales increased to 18.6% in 2007 compared to 15.7% in 2006, due to factors discussed above. Legal fees were $422,000 for the three months ended March 31, 2007 compared to $232,000 for the three months ended March 31, 2006. The legal fees in each quarter were incurred primarily in connection with the News America lawsuit described in Note 3 to the financial statements. We currently expect the amount of additional legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout the remainder of 2007. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Other Income (Expense). Other income (expense) for the three months ended March 31, 2007 was $10,000 compared to $(21,000) for the three months ended March 31, 2006. The difference was due primarily to increased interest income in 2007 as a result of higher cash balances and higher interest rates.

Income Taxes. The Company recorded income tax expense of $10,000 for the quarter ended March 31, 2007, related to alternative minimum tax liability.

Net Income. Our net income for the three months ended March 31, 2007 was $427,000 compared to $639,000 for the three months ended March 31, 2006.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At March 31, 2007, working capital was $5,573,000 compared to $5,017,000 at December 31, 2006. During the three months ended March 31, 2007, cash and cash equivalents decreased $103,000.

Net cash used in operating activities during the three months ended March 31, 2007 was $44,000. Net income of $427,000 for the quarter was more than offset by changes in operating assets and liabilities, primarily an increase in accounts receivable. Accounts receivable increased $1,421,000 during the three months ended March 31, 2007 due to POPSign billings in March of 2007 being substantially higher than in December of 2006. Accounts payable and accrued liabilities increased $334,000 during the quarter primarily as a result of increased business activity and related expenses. The Company expects accounts receivable and accounts payable to fluctuate during 2007 depending on the level of quarterly POPSign revenues.

Net cash of $40,000 was used in investing activities during the three months ended March 31, 2007, due to the purchase of property and equipment, primarily the purchase of computer hardware and software. Capital expenditures for each of the remaining quarters of 2007 are expected to be comparable to the first quarter of 2007.

Net cash of $19,000 was used in financing activities during the three months ended March 31, 2007 as a result of $59,000 of paydown on the line of credit and the payment of $58,000 of principal on long-term liabilities, which were partially offset by $98,000 of proceeds from the issuance of common stock from the employee stock purchase plan. During the first quarter of 2007 the Company maintained a line of credit balance sufficient to generate interest charges to cover the required monthly minimum fee. The Company did not renew the line of credit agreement which expired on April 30, 2007.

The Company believes that based upon current business conditions, its existing cash balance and future cash from operations will be sufficient for its cash requirements in the foreseeable future. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

Cautionary Statement Regarding Forward Looking Information

Statements made in this quarterly report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward looking statements.” Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2006, and updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York, alleging that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with retailers and prospective economic advantage, and has engaged in unfair competition. The suit sought unspecified damages and injunctive relief. In February 2007 the U.S. District Court in New York transferred this action to Minnesota where the claims became part of the lawsuit the Company filed against News America and Albertson’s Inc., and the New York action was subsequently dismissed.

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006 News America filed counterclaims similar to the claims in its New York action against Insignia and one of its officers. Motions to dismiss the counterclaims are pending with oral argument scheduled in June 2007. The parties are now engaged in pre-trial discovery. Pursuant to Court order, all discovery and pre-trial matters must be completed by July 2008. Management believes that the allegations of the counterclaims are without merit. An evaluation of the likelihood of an unfavorable outcome and estimate of the potential liability cannot be rendered at this time.

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout 2007. During the quarter ended March 31, 2007, the Company incurred legal fees of $391,000 related to the News America litigation. Legal fees are expensed as incurred.

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

Dated: May 14, 2007	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill President and Chief Executive Officer (principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman Vice President, Finance and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification