Form 10-Q
period 2007-06-30
INSIGNIA SYSTEMS INC/MN
filed 2007-08-14
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2007

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of July 31, 2007, was 15,425,837.

Insignia Systems, Inc.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

Insignia Systems, Inc.

BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,780,000	$3,785,000
Accounts receivable – net of $10,000 allowance	3,981,000	2,925,000
Inventories	590,000	452,000
Prepaid expenses and other	822,000	888,000
Total Current Assets	10,173,000	8,050,000

Other Assets:
Property and equipment, net	455,000	477,000
Other	39,000	56,000

Total Assets	$10,667,000	$8,583,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$186,000
Current maturities of long-term liabilities	253,000	241,000
Accounts payable	1,398,000	1,345,000
Accrued liabilities
Compensation	618,000	468,000
Employee stock purchase plan	76,000	98,000
Legal	251,000	105,000
Other	152,000	154,000
Deferred revenue	542,000	436,000
Total Current Liabilities	3,290,000	3,033,000

Long-Term Liabilities, less current maturities	558,000	688,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 40,000,000
Issued and outstanding shares – 15,347,000 at June 30, 2007 and 15,152,000 at December 31, 2006	154,000	152,000
Additional paid-in capital	29,887,000	29,557,000
Accumulated deficit	(23,222,000)	(24,847,000)
Total Shareholders’ Equity	6,819,000	4,862,000

Total Liabilities and Shareholders’ Equity	$10,667,000	$8,583,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Services revenues	$6,193,000	$5,122,000	$11,563,000	$9,842,000
Products sold	776,000	731,000	1,471,000	1,433,000
Total Net Sales	6,969,000	5,853,000	13,034,000	11,275,000

Cost of services	2,349,000	2,205,000	4,645,000	4,247,000
Cost of goods sold	460,000	416,000	871,000	822,000
Total Cost of Sales	2,809,000	2,621,000	5,516,000	5,069,000
Gross Profit	4,160,000	3,232,000	7,518,000	6,206,000

Operating Expenses:
Selling	1,426,000	1,224,000	2,895,000	2,441,000
Marketing	362,000	241,000	695,000	489,000
General and administrative	1,195,000	902,000	2,324,000	1,751,000
Total Operating Expenses	2,983,000	2,367,000	5,914,000	4,681,000
Operating Income	1,177,000	865,000	1,604,000	1,525,000

Other Income (Expense):
Interest income	51,000	23,000	95,000	44,000
Interest expense	(24,000)	(39,000)	(58,000)	(81,000)
Other income	—	100,000	—	100,000
Total Other Income	27,000	84,000	37,000	63,000
Income Before Taxes	1,204,000	949,000	1,641,000	1,588,000

Income tax expense	6,000	—	16,000	—

Net Income	$1,198,000	$949,000	$1,625,000	$1,588,000

Net income per share:
Basic	$0.08	$0.06	$0.11	$0.10
Diluted	$0.07	$0.06	$0.10	$0.10

Shares used in calculation of net income per share:
Basic	15,344,000	15,059,000	15,323,000	15,059,000
Diluted	16,139,000	15,203,000	16,080,000	15,167,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Six Months June 30, 2007

Balance at December 31, 2006	15,152,000	$152,000	$29,557,000	$(24,847,000)	$4,862,000
Issuance of common stock, net	195,000	2,000	125,000		127,000
Stock-based compensation			205,000		205,000
Net income				1,625,000	1,625,000

Balance at June 30, 2007	15,347,000	$154,000	$29,887,000	$(23,222,000)	$6,819,000

Six Months Ended June 30, 2006

Balance at December 31, 2005	15,002,000	$150,000	$29,165,000	$(27,243,000)	$2,072,000
Issuance of common stock, net	57,000	1,000	32,000		33,000
Stock-based compensation			151,000		151,000
Net income				1,588,000	1,588,000

Balance at June 30, 2006	15,059,000	$151,000	$29,348,000	$(25,655,000)	$3,844,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30	2007	2006
Operating Activities:
Net income	$1,625,000	$1,588,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,000	100,000
Stock-based compensation	205,000	151,000
Changes in operating assets and liabilities:
Accounts receivable	(1,056,000)	(693,000)
Inventories	(138,000)	(33,000)
Prepaid expenses and other	83,000	(48,000)
Accounts payable	53,000	(430,000)
Accrued liabilities	272,000	(232,000)
Deferred revenue	106,000	127,000
Net cash provided by operating activities	1,274,000	530,000

Investing Activities:
Purchases of property and equipment	(102,000)	(127,000)
Net cash used in investing activities	(102,000)	(127,000)

Financing Activities:
Net change in line of credit	(186,000)	34,000
Payment of long-term liabilities	(118,000)	(90,000)
Proceeds from issuance of common stock, net	127,000	33,000
Net cash used in financing activities	(177,000)	(23,000)
Increase in cash and cash equivalents	995,000	380,000
Cash and cash equivalents at beginning of period	3,785,000	2,711,000
Cash and cash equivalents at end of period	$4,780,000	$3,091,000

Supplemental disclosures for cash flow information:
Cash paid during periods for interest	$35,000	$51,000
Cash paid during periods for income taxes	16,000	—

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2007, and its results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2006 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	June 30, 2007	December 31, 2006
Raw materials	$163,000	$162,000
Work-in-process	48,000	8,000
Finished goods	379,000	282,000
	$590,000	$452,000

Property and Equipment. Property and equipment consists of the following:

	June 30, 2007	December 31, 2006
Production tooling, machinery and equipment	$1,798,000	$1,792,000
Office furniture and fixtures	191,000	191,000
Computer equipment and software	720,000	661,000
Leasehold improvements	360,000	341,000
	3,069,000	2,985,000
Accumulated depreciation and amortization	(2,614,000)	(2,508,000)
Net Property and Equipment	$455,000	$477,000

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

There were 506,100 stock option awards in the second quarter of 2007. Total stock-based compensation expense recorded for the six months ended June 30, 2007 and 2006, was $205,000 and $151,000, respectively.

Net Income Per Share. Basic net income per share is computed by dividing net income by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 926,000 and 1,962,000 shares of common stock with weighted average exercise prices of $6.81 and $3.98 were outstanding at June 30, 2007 and 2006 and were not included in the computation of common stock equivalents for the three months ended June 30, 2007 and 2006 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 865,000 and 1,953,000 shares of common stock with weighted average exercise prices of $7.02 and $4.12 were outstanding at June 30, 2007 and 2006 and were not included in the computation of common stock equivalents for the six months ended June 30, 2007 and 2006 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Denominator for basic net income per share – weighted average shares	15,344,000	15,059,000	15,323,000	15,059,000

Effect of dilutive securities: Stock options and warrants	795,000	144,000	757,000	108,000

Denominator for diluted net income per share – adjusted weighted average shares	16,139,000	15,203,000	16,080,000	15,167,000

2.

Line of Credit. On September 16, 2004, the Company entered into a Financing Agreement, Security Agreement and Revolving Note (collectively, “the Credit Agreement”) with Marquette Business Credit, Inc. that initially provided for borrowings up to $1,500,000 for twelve months, subject to collateral availability. The borrowings were secured by all of the Company’s assets. The Credit Agreement provided that borrowings would bear interest at 2.5% over prime, with a minimum monthly interest charge of $2,500, and an annual fee of 1% of the Revolving Note payable. On November 22, 2004, the Company entered into an amendment to the Credit Agreement to extend the term to April 30, 2006, and on May 8, 2006, the Company entered into a second amendment to the Credit Agreement to extend the term to April 30, 2007. The Company did not renew the Credit Agreement and all borrowings were repaid as of April 30, 2007.

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

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006 News America filed counterclaims similar to the claims in its New York action against Insignia and one of its officers. Motions to dismiss the counterclaims were argued in June 2007, but a ruling has not yet been issued. The parties are now engaged in pre-trial discovery. Pursuant to Court order, all discovery and pre-trial matters must be completed by July 2008. Management believes that the allegations of the counterclaims are without merit. An evaluation of the likelihood of an unfavorable outcome and estimate of the potential liability cannot be rendered at this time. If the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout 2007 and 2008. During the six months ended June 30, 2007, the Company incurred legal fees of $810,000 related to the News America litigation. Legal fees are expensed as incurred.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

4.

Concentrations. During the six months ended June 30, 2007, two customers accounted for 13% and 12% of the Company’s total net sales. At June 30, 2007, one of these customers represented 10%, and one other customer represented 16%, of the Company’s total accounts receivable. During the six months ended June 30, 2006, one of these customers accounted for 24% of the Company’s total net sales and one other customer accounted for 10% of the Company’s total net sales.

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

The Company believes it has sufficient net operating losses available to offset taxable net income; however, it recorded income tax expense of $6,000 for the quarter ended June 30, 2007, related to alternative minimum tax liability. The Company continues to provide a full valuation allowance against all deferred tax assets as of June 30, 2007.

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

6.

Subsequent Event. On July 2, 2007, the Company and Valassis Sales and Marketing Services, Inc. (“Valassis”), entered into Amendment No. 2 (the “Amendment”) to the Exclusive Reseller Agreement between the parties. The Amendment extends the term of the strategic alliance between the parties to December 31, 2017. The Amendment also expands the strategic alliance to increase the role of Valassis in developing and expanding the Company’s participating retailer network. Valassis received a five-year warrant to acquire 800,000 shares of Insignia’s common stock at a price of $4.04 and will be paid a cash commission by the Company on the revenue the Company realizes from POPS programs the consumer packaged goods manufacturers conduct in the new retail chains.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.3	44.8	42.3	45.0
Gross profit	59.7	55.2	57.7	55.0
Operating expenses:
Selling	20.5	20.9	22.2	21.7
Marketing	5.2	4.1	5.3	4.3
General and administrative	17.1	15.4	17.9	15.5
Total operating expenses	42.8	40.4	45.4	41.5
Operating income	16.9	14.8	12.3	13.5
Other income	0.4	1.4	0.3	0.6
Income before taxes	17.3	16.2	12.6	14.1
Income tax expense	(0.1)	—	(0.1)	—
Net income	17.2%	16.2%	12.5%	14.1%

A 15.6% increase in net sales for the first six months of 2007 compared to the first six months of 2006 resulted in a 21.1% increase in gross profit in 2007. This increase in gross profit was largely offset by increased operating expense in 2007 and the absence in 2007 of $100,000 of one-time nonoperating income present in 2006, resulting in a 2.3% increase in net income in the first six months of 2007 compared to the first six months of 2006.

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

Three and Six Months ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

Net Sales. Net sales for the three months ended June 30, 2007 increased 19.1% to $6,969,000 compared to $5,853,000 for the three months ended June 30, 2006. Net sales for the six months ended June 30, 2007 increased 15.6% to $13,034,000 compared to $11,275,000 for the six months ended June 30, 2006.

Service revenues from our POPSign programs for the three months ended June 30, 2007 increased 20.9% to $6,193,000 compared to $5,122,000 for the three months ended June 30, 2006. Service revenues from our POPSign programs for the six months ended June 30, 2007 increased 17.5% to $11,563,000 compared to $9,842,000 for the six months ended June 30, 2006. The increases were primarily due to an increase in the number of POPSign programs sold to customers (consumer packaged goods manufacturers) during the quarter.

Product sales for the three months ended June 30, 2007 increased 6.2% to $776,000 compared to $731,000 for the three months ended June 30, 2006. Product sales for the six months ended June 30, 2007 increased 2.7% to $1,471,000 compared to $1,433,000 for the six months ended June 30, 2006. The increases were primarily due to increased sales of laser label supplies which were partially offset by decreased sales of thermal sign card supplies.

Gross Profit. Gross profit for the three months ended June 30, 2007 increased 28.7% to $4,160,000 compared to $3,232,000 for the three months ended June 30, 2006. Gross profit for the six months ended June 30, 2007 increased 21.1% to $7,518,000 compared to $6,206,000 for the six months ended June 30, 2006. Gross profit as a percentage of total net sales increased to 59.7% for the three months ended June 30, 2007, compared to 55.2% for the three months ended June 30, 2006. Gross profit as a percentage of total net sales increased to 57.7% for the six months ended June 30, 2007, compared to 55.0% for the six months ended June 30, 2006.

Gross profit from our POPSign program revenues for the three months ended June 30, 2007 increased 31.8% to $3,844,000 compared to $2,917,000 for the three months ended June 30, 2006. Gross profit from our POPSign program revenues for the six months ended June 30, 2007 increased 23.6% to $6,918,000 compared to $5,595,000 for the six months ended June 30, 2006. The increases were primarily due to increased sales and the effect of fixed costs. Gross profit as a percentage of POPSign program revenues for the three months ended June 30, 2007 increased to 62.1% compared to 57.0% for the three months ended June 30, 2006. Gross profit as a percentage of POPSign program revenues for the six months ended June 30, 2007 increased to 59.8% compared to 56.9% for the six months ended June 30, 2006. The increases were due to the factors discussed above.

Gross profit from our product sales for the three months ended June 30, 2007 increased 0.3% to $316,000 compared to $315,000 for the three months ended June 30, 2006. Gross profit from our product sales for the six months ended June 30, 2007 decreased 1.8% to $600,000 compared to $611,000 for the six months ended June 30, 2006. The increases and decreases were primarily due to fluctuations in the sales mix. Gross profit as a percentage of product sales was 40.7% for the three months ended June 30, 2007 compared to 43.1% for the three months ended June 30, 2006. Gross profit as a percentage of product sales was 40.8% for the six months ended June 30, 2007 compared to 42.6% for the six months ended June 30, 2006. The decreases were due to changes in the sales mix toward lower margin products.

Operating Expenses

Selling. Selling expenses for the three months ended June 30, 2007 increased 16.5% to $1,426,000 compared to $1,224,000 for the three months ended June 30, 2006, primarily due to increased sales commissions in 2007 as a result of increased sales and increased compliance related costs. Selling expenses for the six months ended June 30, 2007 increased 18.6% to $2,895,000 compared to $2,441,000 for the six months ended June 30, 2006, primarily due to the factors described above as well as increased travel related expense.

Selling expenses as a percentage of total net sales decreased to 20.5% for the three months ended June 30, 2007 compared to 20.9% for the three months ended June 30, 2006, due to the factors discussed above, net of the effect of higher net sales during the three months ended June 30, 2007. Selling expenses as a percentage of total net sales increased to 22.2% for the six months ended June 30, 2007 compared to 21.7% for the six months ended June 30, 2006, due to factors described above, net of the effect of higher net sales during the six months ended June 30, 2007.

Marketing. Marketing expenses for the three months ended June 30, 2007 increased 50.2% to $362,000 compared to $241,000 for the three months ended June 30, 2006. Marketing expenses for the six months ended June 30, 2007 increased 42.1% to $695,000 compared to $489,000 for the six months ended June 30, 2006. Increases in both the quarter and six months were primarily due to increased data acquisition costs and increased staffing levels.

Marketing expenses as a percentage of total net sales increased to 5.2% for the three months ended June 30, 2007 compared to 4.1% for the three months ended June 30, 2006. Marketing expenses as a percentage of total net sales increased to 5.3% for the six months ended June 30, 2007 compared to 4.3% for the six months ended June 30, 2006. Increases in both periods were primarily due to the factors discussed above, net of the effect of increased sales in 2007.

General and administrative. General and administrative expenses for the three months ended June 30, 2007 increased 32.5% to $1,195,000 compared to $902,000 for the three months ended June 30, 2006. General and administrative expenses for the six months ended June 30, 2007 increased 32.7% to $2,324,000 compared to $1,751,000 for the six months ended June 30, 2006. The increases for both the three months and six months were primarily due to increased legal fees, increased staff levels and increased stock-based compensation expense.

General and administrative expenses as a percentage of total net sales increased to 17.2% for the three months ended June 30, 2007 compared to 15.4% for the three months ended June 30, 2006. General and administrative expenses as percentage of total net sales increased to 17.8% for the six months ended June 30, 2007 compared to 15.5% for the six months ended June 30, 2006. Increases in both periods were primarily due to the factors discussed above, net of the effect of increased sales in 2007.

Legal fees were $470,000 for the three months ended June 30, 2007 compared to $279,000 for the three months ended June 30, 2006. Legal fees were $892,000 for the six months ended June 30, 2007 compared to $511,000 for the six months ended June 30, 2006. The legal fees in each period were incurred primarily in connection with the News America lawsuit described in Note 3 to the financial statements. Increased legal fees in the 2007 periods reflect that the parties are now engaged in pre-trial discovery. We currently expect the amount of additional legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout the remainder of 2007 and 2008. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Other Income (Expense). Other income (expense) for the three months ended June 30, 2007 was $27,000 compared to $84,000 for the three months ended June 30, 2006. Other income for the six months ended June 30, 2007 was $37,000 compared to $63,000 for the six months ended June 30, 2006. The difference was due primarily to the presence in 2006 of $100,000 of income from the sale of certain VALUStix assets per the terms of a settlement agreement, increased interest income in 2007 as a result of higher cash balances and higher interest rates, and decreased interest expense in 2007 as a result of the expiration of the line of credit on April 30, 2007.

Income Taxes. The Company recorded income tax expense of $6,000 for the quarter ended June 30, 2007 and $16,000 for the six months ended June 30, 2007, related to alternative minimum tax liability.

Net Income. Net income for the three months ended June 30, 2007 was $1,198,000 compared to $949,000 for the three months ended June 30, 2006. Net income for the six months ended June 30, 2007 was $1,625,000 compared to $1,588,000 for the six months ended June 30, 2006.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At June 30, 2007, working capital was $6,883,000 compared to $5,017,000 at December 31, 2006. During the six months ended June 30, 2007, cash and cash equivalents increased $995,000.

Net cash provided by operating activities during the six months ended June 30, 2007 was $1,274,000. Net income of $1,625,000 for the six months ended June 30, 2007 was more than offset by changes in operating assets and liabilities, primarily an increase in accounts receivable. Accounts receivable increased $1,056,000 during the six months ended June 30, 2007 due to POPSign billings in June of 2007 being substantially higher than in December of 2006. Accounts payable and accrued liabilities increased $325,000 during the six month period primarily as a result of increased business activity and related expenses. The Company expects accounts receivable and accounts payable to fluctuate during 2007 depending on the level of quarterly POPSign revenues and related business activity.

Net cash of $102,000 was used in investing activities during the six months ended June 30, 2007, due to the purchase of property and equipment, primarily the purchase of computer hardware and software. Capital expenditures for the remainder of 2007 are expected to be comparable to the first half of 2007.

Net cash of $177,000 was used in financing activities during the six months ended June 30, 2007 as a result of $186,000 of pay down on the line of credit and the payment of $118,000 of principal on long-term liabilities, which were partially offset by $127,000 of proceeds from the issuance of common stock from the employee stock purchase plan and stock option exercises. Through April 30, 2007, the Company maintained a line of credit balance sufficient to generate interest charges to cover the required monthly minimum fee. The Company did not renew the line of credit agreement which expired on April 30, 2007.

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

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006 News America filed counterclaims similar to the claims in its New York action against Insignia and one of its officers. Motions to dismiss the counterclaims were argued in June 2007, but a ruling has not yet been issued. The parties are now engaged in pre-trial discovery. Pursuant to Court order, all discovery and pre-trial matters must be completed by July 2008. Management believes that the allegations of the counterclaims are without merit. An evaluation of the likelihood of an unfavorable outcome and estimate of the potential liability cannot be rendered at this time. If the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout 2007 and 2008. During the six months ended June 30, 2007, the Company incurred legal fees of $810,000 related to the News America litigation. Legal fees are expensed as incurred.

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

The Company held its Annual Meeting of Shareholders on May 23, 2007.

The shareholders present in person or by proxy voted to elect Donald J. Kramer, Scott F. Drill, Peter V. Derycz, Reid V. MacDonald, W. Robert Ramsdell and Gordon F. Stofer as directors with each director receiving the following votes:

	FOR	WITHHOLD AUTHORITY
Donald J. Kramer	14,295,414	109,700
Scott F. Drill	14,295,101	110,013
Peter V. Derycz	14,213,965	191,149
Reid V. MacDonald	14,293,814	111,300
W. Robert Ramsdell	14,213,665	191,449
Gordon F. Stofer	14,294,014	111,100

The shareholders present in person or by proxy voted to approve an amendment to the Company’s 2003 Incentive Stock Option Plan to increase the number of shares reserved for issuance under the Plan from 1,625,000 to 1,875,000. The vote consisted of 8,007,091 shares in favor, 280,402 shares against, 28,235 shares abstaining and 6,089,386 broker non-votes.

The shareholders present in person or by proxy voted to ratify the appointment of Grant Thornton LLP as the independent registered public accounting firm for the current year. The vote consisted of 14,391,449 shares in favor, 10,100 shares against and 3,565 shares abstaining.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included herewith:

10.1	Amendment #2 to Exclusive Reseller Agreement (Confidential treatment has been requested for portions of the Amendment pursuant to Rule 24b-2.)
10.2	Warrant To Valassis Communications, Inc. to Purchase Shares of Common Stock of Insignia Systems, Inc.
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 14, 2007	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill
President and Chief Executive Officer
(principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

10.1	Amendment #2 to Exclusive Reseller Agreement (Confidential treatment has been requested for portions of the Amendment pursuant to Rule 24b-2.)

10.2	Warrant To Valassis Communications, Inc. to Purchase Shares of Common Stock of Insignia Systems, Inc.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification