Form 10-Q
period 2007-09-30
INSIGNIA SYSTEMS INC/MN
filed 2007-11-14
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2007

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of October 31, 2007, was 15,536,325.

Insignia Systems, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

Insignia Systems, Inc.

BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$6,875,000	$3,785,000
Accounts receivable – net of $10,000 allowance	2,842,000	2,925,000
Inventories	496,000	452,000
Prepaid expenses and other	906,000	888,000
Total Current Assets	11,119,000	8,050,000

Other Assets:
Property and equipment, net	413,000	477,000
Other	22,000	56,000

Total Assets	$11,554,000	$8,583,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$–	$186,000
Current maturities of long-term liabilities	260,000	241,000
Accounts payable	1,480,000	1,345,000
Accrued liabilities
Compensation	620,000	468,000
Employee stock purchase plan	114,000	98,000
Legal	180,000	105,000
Other	188,000	154,000
Deferred revenue	327,000	436,000
Total Current Liabilities	3,169,000	3,033,000

Long-Term Liabilities, less current maturities	491,000	688,000

Commitments and Contingencies	–	–

Shareholders’ Equity:
Common stock, par value $.01: Authorized shares – 40,000,000 Issued and outstanding shares – 15,536,000 at September 30, 2007 and 15,152,000 at December 31, 2006	155,000	152,000
Additional paid-in capital	31,316,000	29,557,000
Accumulated deficit	(23,577,000)	(24,847,000)
Total Shareholders’ Equity	7,894,000	4,862,000

Total Liabilities and Shareholders’ Equity	$11,554,000	$8,583,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Services revenues	$5,718,000	$4,452,000	$17,281,000	$14,294,000
Products sold	743,000	660,000	2,214,000	2,093,000
Total Net Sales	6,461,000	5,112,000	19,495,000	16,387,000

Cost of services	2,372,000	2,113,000	7,017,000	6,360,000
Cost of products sold	481,000	399,000	1,352,000	1,221,000
Total Cost of Sales	2,853,000	2,512,000	8,369,000	7,581,000
Gross Profit	3,608,000	2,600,000	11,126,000	8,806,000

Operating Expenses:
Selling	1,400,000	1,174,000	4,295,000	3,615,000
Marketing	357,000	265,000	1,052,000	754,000
Warrant expense (selling & marketing)	969,000	—	969,000	—
General and administrative	1,245,000	935,000	3,569,000	2,686,000
Total Operating Expenses	3,971,000	2,374,000	9,885,000	7,055,000
Operating Income (Loss)	(363,000)	226,000	1,241,000	1,751,000

Other Income (Expense):
Interest income	71,000	38,000	166,000	82,000
Interest expense	(19,000)	(36,000)	(77,000)	(117,000)
Other income	—	—	—	100,000
Total Other Income	52,000	2,000	89,000	65,000
Income (Loss) Before Taxes	(311,000)	228,000	1,330,000	1,816,000

Income tax expense	44,000	—	60,000	—
Net Income (Loss)	$(355,000)	$228,000	$1,270,000	$1,816,000

Net income (loss) per share:
Basic	$(0.02)	$0.02	$0.09	$0.12
Diluted	$(0.02)	$0.01	$0.08	$0.12

Shares used in calculation of net income (loss) per share:
Basic	15,454,000	15,104,000	15,367,000	15,074,000
Diluted	15,454,000	15,897,000	16,178,000	15,408,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Nine Months Ended September 30, 2007
Balance at December 31, 2006	15,152,000	$152,000	$29,557,000	$(24,847,000)	$4,862,000
Issuance of common stock, net	384,000	3,000	442,000	—	445,000
Stock-based compensation	—	—	348,000	—	348,000
Warrant expense	—	—	969,000	—	969,000
Net income	—	—	—	1,270,000	1,270,000

Balance at September 30, 2007	15,536,000	$155,000	$31,316,000	$(23,577,000)	$7,894,000

Nine Months Ended September 30, 2006
Balance at December 31, 2005	15,002,000	$150,000	$29,165,000	$(27,243,000)	$2,072,000
Issuance of common stock, net	147,000	2,000	134,000	—	136,000
Stock-based compensation	—	—	191,000	—	191,000
Net income	—	—	—	1,816,000	1,816,000

Balance at September 30, 2006	15,149,000	$152,000	$29,490,000	$(25,427,000)	$4,215,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2007	2006
Operating Activities:
Net income	$1,270,000	$1,816,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,000	154,000
Stock-based compensation	348,000	191,000
Warrant expense	969,000	—
Changes in operating assets and liabilities:
Accounts receivable	83,000	(709,000)
Inventories	(44,000)	(17,000)
Prepaid expenses and other	16,000	(127,000)
Accounts payable	135,000	(387,000)
Accrued liabilities	277,000	(170,000)
Deferred revenue	(109,000)	89,000
Net cash provided by operating activities	3,133,000	840,000

Investing Activities:
Purchases of property and equipment	(124,000)	(194,000)
Net cash used in investing activities	(124,000)	(194,000)

Financing Activities:
Net change in line of credit	(186,000)	32,000
Payment of long-term liabilities	(178,000)	(145,000)
Proceeds from issuance of common stock, net	445,000	136,000
Net cash provided by financing activities	81,000	23,000
Increase in cash and cash equivalents	3,090,000	669,000
Cash and cash equivalents at beginning of period	3,785,000	2,711,000
Cash and cash equivalents at end of period	$6,875,000	$3,380,000

Supplemental disclosures for cash flow information:
Cash paid during periods for interest	$45,000	$73,000
Cash paid during periods for income taxes	60,000	—

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2007, and its results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	September 30, 2007	December 31, 2006
Raw materials	$121,000	$162,000
Work-in-process	46,000	8,000
Finished goods	329,000	282,000
	$496,000	$452,000

Property and Equipment. Property and equipment consists of the following:

	September 30, 2007	December 31, 2006
Production tooling, machinery and equipment	$1,806,000	$1,792,000
Office furniture and fixtures	191,000	191,000
Computer equipment and software	721,000	661,000
Leasehold improvements	368,000	341,000
	3,086,000	2,985,000
Accumulated depreciation and amortization	(2,673,000)	(2,508,000)
Net Property and Equipment	$413,000	$477,000

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

There were 1,000 stock option awards in the third quarter of 2007. Total stock-based compensation expense recorded for the nine months ended September 30, 2007 and 2006, was $348,000 and $191,000, respectively.

Net Income Per Share. Basic net income per share is computed by dividing net income by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 1,061,000 and 762,000 shares of common stock with weighted average exercise prices of $6.24 and $7.64 were outstanding at September 30, 2007 and 2006 and were not included in the computation of common stock equivalents for the three months ended September 30, 2007 and 2006 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 1,207,000 and 1,181,000 shares of common stock with weighted average exercise prices of $6.12 and $5.96 were outstanding at September 30, 2007 and 2006 and were not included in the computation of common stock equivalents for the nine months ended September 30, 2007 and 2006 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Denominator for basic net income (loss) per share – weighted average shares	15,454,000	15,104,000	15,367,000	15,074,000

Effect of dilutive securities:
Stock options and warrants	—	793,000	811,000	334,000

Denominator for diluted net income (loss) per share – adjusted weighted average shares	15,454,000	15,897,000	16,178,000	15,408,000

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

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006 News America filed counterclaims similar to the claims in its New York action against Insignia and one of its officers. Motions to dismiss the counterclaims were argued in June 2007, and on September 28, 2007 the Court denied the motions to dismiss the counterclaims. The parties are now engaged in pre-trial discovery. Pursuant to Court order, all discovery and pre-trial matters must be completed by July 2008. Management believes that the allegations of the counterclaims are without merit. An evaluation of the likelihood of an unfavorable outcome and estimate of the potential liability cannot be rendered at this time. If the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

The Company filed claims in December 2006 and January 2007 with its directors and officers liability and general liability insurers related to the defense costs and insurance coverage for claims asserted by News America against the Company and one of its officers in the counterclaim above. The insurance companies have not agreed to pay any of these claims. For that reason, on August 9, 2007, the Company filed a complaint against the insurers in Hennepin County District Court, State of Minnesota requesting a declaratory judgment that the insurers owe the Company and its officer such defense costs and insurance coverage.

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout 2007 and 2008. During the nine months ended September 30, 2007, the Company incurred legal fees of $1,286,000 related to the News America litigation. Legal fees are expensed as incurred.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

4.

Concentrations. During the nine months ended September 30, 2007, two customers accounted for 13% and 11% of the Company’s total net sales. At September 30, 2007, these two customers represented 14%, and 10% of the Company’s total accounts receivable. During the nine months ended September 30, 2006, these two customers accounted for 27% and 10% of the Company’s total net sales.

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

The Company believes it has sufficient net operating losses available to offset taxable net income; however, it recorded income tax expense of $44,000 for the quarter ended September 30, 2007, related to alternative minimum tax liability. The Company continues to provide a full valuation allowance against all deferred tax assets as of September 30, 2007.

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

6.

Warrant Expense. On July 2, 2007, the Company and Valassis Sales and Marketing Services, Inc. (“Valassis”), entered into Amendment No. 2 (the “Amendment”) to the Exclusive Reseller Agreement between the parties. The Amendment extends the term of the strategic alliance between the parties to December 31, 2017. The Amendment also expands the strategic alliance to increase the role of Valassis in developing and expanding the Company’s participating retailer network. Valassis received a five-year warrant to acquire 800,000 shares of Insignia’s common stock at a price of $4.04 and will be paid a cash commission by the Company on the revenue the Company realizes from POPS programs the consumer packaged goods manufacturers conduct in the new retail chains. The Company recorded $969,000 of expense for the quarter ended September 30, 2007, related to the fair value of the warrant.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Nine Months Ended September 30		Three Months Ended September 30
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.2	49.1	42.9	46.3
Gross profit	55.8	50.9	57.1	53.7
Operating expenses:
Selling	21.7	23.0	22.0	22.1
Marketing	5.5	5.2	5.4	4.6
Warrant expense (selling & marketing)	15.0	—	5.0	—
General and administrative	19.3	18.3	18.3	16.3
Total operating expenses	61.5	46.5	50.7	43.0
Operating income (loss)	(5.6)	4.4	6.4	10.7
Other income (expense)	0.8	—	0.5	0.4
Income (loss) before taxes	(4.8)	4.4	6.9	11.1
Income tax expense	0.7	—	0.4	—
Net income (loss)	(5.5)%	4.4%	6.5%	11.1%

A 19.0% increase in net sales for the first nine months of 2007 compared to the first nine months of 2006 resulted in a 26.3% increase in gross profit in 2007. This increase in gross profit was offset by increased legal expense in 2007, and warrant expense in 2007 which was not present in 2006, resulting in a 30.1% decrease in net income in the first nine months of 2007 compared to the first nine months of 2006.

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

Three and Nine Months ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

Net Sales. Net sales for the three months ended September 30, 2007, increased 26.4% to $6,461,000 compared to $5,112,000 for the three months ended September 30, 2006. Net sales for the nine months ended September 30, 2007, increased 19.0% to $19,495,000 compared to $16,387,000 for the nine months ended September 30, 2006.

Service revenues from our POPSign programs for the three months ended September 30, 2007, increased 28.4% to $5,718,000 compared to $4,452,000 for the three months ended September 30, 2006. Service revenues from our POPSign programs for the nine months ended September 30, 2007, increased 20.9% to $17,281,000 compared to $14,294,000 for the nine months ended September 30, 2006. The increases were primarily due to an increase in the number of POPSign programs sold to customers (consumer packaged goods manufacturers) during the period.

Product sales for the three months ended September 30, 2007, increased 12.6% to $743,000 compared to $660,000 for the three months ended September 30, 2006. Product sales for the nine months ended September 30, 2007, increased 5.8% to $2,214,000 compared to $2,093,000 for the nine months ended September 30, 2006. The increases were primarily due to increased sales of laser label supplies which were partially offset by decreased sales of thermal sign card supplies.

Gross Profit. Gross profit for the three months ended September 30, 2007, increased 38.8% to $3,608,000 compared to $2,600,000 for the three months ended September 30, 2006. Gross profit for the nine months ended September 30, 2007, increased 26.3% to $11,126,000 compared to $8,806,000 for the nine months ended September 30, 2006. Gross profit as a percentage of total net sales increased to 55.8% for the three months ended September 30, 2007, compared to 50.9% for the three months ended September 30, 2006. Gross profit as a percentage of total net sales increased to 57.1% for the nine months ended September 30, 2007, compared to 53.7% for the nine months ended September 30, 2006.

Gross profit from our POPSign program revenues for the three months ended September 30, 2007, increased 43.1% to $3,346,000 compared to $2,339,000 for the three months ended September 30, 2006. Gross profit from our POPSign program revenues for the nine months ended September 30, 2007, increased 29.4% to $10,264,000 compared to $7,934,000 for the nine months ended September 30, 2006. The increases were primarily due to increased sales and the effect of fixed costs. Gross profit as a percentage of POPSign program revenues for the three months ended September 30, 2007, increased to 58.5% compared to 52.5% for the three months ended September 30, 2006. Gross profit as a percentage of POPSign program revenues for the nine months ended September 30, 2007, increased to 59.4%, compared to 55.5% for the nine months ended September 30, 2006. The increases were due to the factors discussed above.

Gross profit from our product sales for the three months ended September 30, 2007, increased 0.4% to $262,000 compared to $261,000 for the three months ended September 30, 2006. Gross profit from our product sales for the nine months ended September 30, 2007, decreased 1.1% to $862,000 compared to $872,000 for the nine months ended September 30, 2006. The increases and decreases were primarily due to fluctuations in the sales mix. Gross profit as a percentage of product sales was 35.3% for the three months ended September 30, 2007, compared to 39.6% for the three months ended September 30, 2006. Gross profit as a percentage of product sales was 38.9% for the nine months ended September 30, 2007, compared to 41.7% for the nine months ended September 30, 2006. The decreases were due to changes in the sales mix toward lower margin products.

Operating Expenses

Selling. Selling expenses (exclusive of selling related warrant expense) for the three months ended September 30, 2007, increased 19.3% to $1,400,000 compared to $1,174,000 for the three months ended September 30, 2006, primarily due to increased sales commissions as a result of increased sales, and increased labor and benefit costs as a result of increased headcount, salary adjustments and increased stock-based compensation expense. Selling expenses (exclusive of selling related warrant expense) for the nine months ended September 30, 2007, increased 18.8% to $4,295,000 compared to $3,615,000 for the nine months ended September 30, 2006, primarily due to the factors described above as well as increased travel related costs.

Selling expenses (exclusive of selling related warrant expense) as a percentage of total net sales decreased to 21.7% for the three months ended September 30, 2007, compared to 23.0% for the three months ended September 30, 2006, due to the factors discussed above and the effect of increased sales in the 2007 period. Selling expenses (exclusive of selling related warrant expense) as a percentage of total net sales decreased to 22.0% for the nine months ended September 30, 2007, compared to 22.1% for the nine months ended September 30, 2006, due to the factors described above and the effect of increased sales in the 2007 period.

Marketing. Marketing expenses (exclusive of marketing related warrant expense) for the three months ended September 30, 2007, increased 34.7% to $357,000 compared to $265,000 for the three months ended September 30, 2006, primarily due to increased labor and benefit costs as a result of increased headcount, salary adjustments and increased stock-based compensation expense. Marketing expenses (exclusive of marketing related warrant expense) for the nine months ended September 30, 2007, increased 39.5% to $1,052,000 compared to $754,000 for the nine months ended September 30, 2006, primarily due to increased labor and benefit costs (as a result of increased headcount, salary adjustments and increased stock-based compensation expense) and increased data acquisition and analysis costs.

Marketing expenses (exclusive of marketing related warrant expense) as a percentage of total net sales increased to 5.5% for the three months ended September 30, 2007, compared to 5.2% for the three months ended September 30, 2006, primarily due to the factor discussed above and the effect of increased sales during the three months ended September 30, 2007. Marketing expenses (exclusive of marketing related warrant expense) as a percentage of total net sales increased to 5.4% for the nine months ended September 30, 2007, compared to 4.6% for the nine months ended September 30, 2006, primarily due to the factors discussed above and the effect of higher net sales during the nine months ended September 30, 2007.

Warrant expense (selling and marketing). On July 2, 2007, the Company and Valassis Sales and Marketing Services, Inc. (“Valassis”), entered into Amendment No. 2 (the “Amendment”) to the Exclusive Reseller Agreement between the parties. The Amendment extends the term of the strategic alliance between the parties to December 31, 2017. The Amendment also expands the strategic alliance to increase the role of Valassis in the selling and marketing efforts of developing and expanding the Company’s participating retailer network. Valassis received a five-year warrant to acquire 800,000 shares of Insignia’s common stock at a price of $4.04 and will be paid a cash commission by the Company on the revenue the Company realizes from POPS programs the consumer packaged goods manufacturers conduct in the new retail chains. The Company recorded $969,000 of expense for the quarter and nine months ended September 30, 2007, related to the fair value of the warrant.

General and administrative. General and administrative expenses for the three months ended September 30, 2007, increased 33.2% to $1,245,000 compared to $935,000 for the three months ended September 30, 2006, primarily due to increased legal expense and increased labor and benefit costs (resulting from increased headcount, salary adjustments and increased stock-based compensation costs). General and administrative expenses for the nine months ended September 30, 2007 increased 32.9% to $3,569,000 compared to $2,686,000 for the nine months ended September 30, 2006, primarily due to increased legal expense and increased labor and benefit costs (resulting from increased headcount, salary adjustments and increased stock-based compensation costs).

General and administrative expenses as a percentage of total net sales increased to 19.3% for the three months ended September 30, 2007, compared to 18.3% for the three months ended September 30, 2006, primarily due to the factors described above and the effect of higher net sales in the 2007 period. General and administrative expenses as a percentage of total net sales increased to 18.3% for the nine months ended September 30, 2007, compared to 16.4% for the nine months ended September 30, 2006. The increase was primarily due to factors discussed above and the effect of higher net sales during the nine months ended September 30, 2007.

Legal fees for the three months ended September 30, 2007, were $496,000 compared to $322,000 for the three months ended September 30, 2006. Legal fees for the nine months ended September 30, 2007, were $1,388,000 compared to $833,000 for the nine months ended September 30, 2006. The legal fees in each period were incurred primarily in connection with the News America lawsuit described in Note 3 to the financial statements. Legal fees increased in the 2007 periods primarily due to the increase in activity in the News America litigation as the parties prepare for trial scheduled to commence in 2008. We currently expect the amount of additional legal fees that will be incurred in connection with the ongoing lawsuits to be significant throughout the remainder of 2007 and 2008. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Other Income (Expense). Other income for the three months ended September 30, 2007, was $52,000 compared to $2,000 for the three months ended September 30, 2006. During the third quarter of 2007 higher cash balances and higher interest rates resulted in higher interest income, which combined with the absence of line of credit interest expense in the third quarter of 2007, resulted in the increased other income in the 2007 period. Other income for the nine months ended September 30, 2007, was $89,000 compared to $65,000 for the nine months ended September 30, 2006. During the first nine months of 2007 higher cash balances and higher interest rates resulted in higher interest income in the 2007 period. Interest expense was lower in the nine months ended September 30, 2007, as a result of the expiration of the line of credit on April 30, 2007. Other income for the nine months ended September 30, 2006, includes $100,000 of income from the sale of certain VALUStix assets per the terms of a settlement agreement.

Income Taxes. The Company recorded income tax expense of $44,000 for the quarter ended September 30, 2007 and $60,000 for the nine months ended September 30, 2007, related to alternative minimum tax liability.

Net Income (Loss). The net loss for the three months ended September 30, 2007, was $(355,000) compared to a net income of $228,000 for the three months ended September 30, 2006. Net income for the nine months ended September 30, 2007, was $1,270,000 compared to $1,816,000 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At September 30, 2007, working capital was $7,950,000 compared to $5,017,000 at December 31, 2006. During the nine months ended September 30, 2007, cash and cash equivalents increased $3,090,000 to $6,875,000 at September 30, 2007, compared to $3,785,000 at December 31, 2006.

Net cash provided by operating activities during the nine months ended September 30, 2007, was $3,133,000. The increase in cash and cash equivalents resulted from net income of $1,270,000, non-cash expense of $1,505,000 for depreciation, amortization, stock-based compensation and warrant expense, and $358,000 of changes to operating assets and liabilities during the nine months ended September 30, 2007. The fair value of the Valassis warrant of $969,000 for selling and marketing related activities is included in the $1,505,000 of non-cash expense.

Net cash of $124,000 was used in investing activities during the nine months ended September 30, 2007, due to the purchase of property and equipment, primarily the purchase of computer hardware and software. Capital expenditures for the remainder of 2007 are expected to be comparable to previous quarters of 2007.

Net cash of $81,000 was provided by financing activities during the nine months ended September 30, 2007, as a result of $445,000 of proceeds from the issuance of common stock (from warrant, employee stock option and employee stock purchase plan exercises, net of expenses) which were partially offset by the $186,000 pay down on the line of credit and the payment of $178,000 of principal on long-term liabilities. Through April 30, 2007, the Company maintained a line of credit balance sufficient to generate interest charges to cover the required monthly minimum fee. The Company did not renew the line of credit agreement which expired on April 30, 2007.

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

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006 News America filed counterclaims similar to the claims in its New York action against Insignia and one of its officers. Motions to dismiss the counterclaims were argued in June 2007, and on September 28, 2007 the Court denied the motions to dismiss the counterclaims. The parties are now engaged in pre-trial discovery. Pursuant to Court order, all discovery and pre-trial matters must be completed by July 2008. Management believes that the allegations of the counterclaims are without merit. An evaluation of the likelihood of an unfavorable outcome and estimate of the potential liability cannot be rendered at this time. If the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

The Company filed claims in December 2006 and January 2007 with its directors and officers liability and general liability insurers related to the defense costs and insurance coverage for claims asserted by News America against the Company and one of its officers in the counterclaim above. The insurance companies have not agreed to pay any of these claims. For that reason, on August 9, 2007, the Company filed a complaint against the insurers in Hennepin County District Court, State of Minnesota requesting a declaratory judgment that the insurers owe the Company and its officer such defense costs and insurance coverage.

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout 2007 and 2008. During the nine months ended September 30, 2007, the Company incurred legal fees of $1,286,000 related to the News America litigation. Legal fees are expensed as incurred.

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

Dated: November 14, 2007	Insignia Systems, Inc.
(Registrant)
/s/ Scott F. Drill
Scott F. Drill President and Chief Executive Officer (principal executive officer)
/s/ Justin W. Shireman
Justin W. Shireman Vice President, Finance and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification