Form 10-Q/A
period 2007-06-30
INSIGNIA SYSTEMS INC/MN
filed 2008-01-03
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The registrant is filing this amendment to its Form 10-Q for the quarter ended June 30, 2007, to modify the references to its request for confidential treatment for portions of Exhibit 10.1, in accordance with the requirements of Commission Staff Legal Bulletin 1 (Feb. 28, 1997).

PART II.  OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are included herewith:

10.1

Amendment #2 to Exclusive Reseller Agreement (Material on two pages has been omitted pursuant to a request for confidential treatment. A complete copy of the agreement, including the omitted material, has been filed separately with the Commission.)

10.2	Warrant To Valassis Communications, Inc. to Purchase Shares of Common Stock of Insignia Systems, Inc. (Filed with original Form 10-Q.)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 3, 2008	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill President and Chief Executive Officer (principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman Vice President, Finance and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

10.1

Amendment #2 to Exclusive Reseller Agreement (Material on two pages has been omitted pursuant to a request for confidential treatment. A complete copy of the agreement, including the omitted material, has been filed separately with the Commission.)

10.2	Warrant To Valassis Communications, Inc. to Purchase Shares of Common Stock of Insignia Systems, Inc. (Filed with original Form 10-Q.)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification