Form 10-Q/A
period 2007-09-30
INSIGNIA SYSTEMS INC/MN
filed 2008-03-07
CIK 875355

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

Insignia Systems, Inc.

EXPLANATORY NOTE

The registrant is filing this Form 10-Q/A for the quarter ended September 30, 2007, to restate the financial statements by increasing from $969,000 to $1,521,000 the expense recorded for the three months and the nine months ended September 30, 2007, related to the fair value of the warrant granted to Valassis Sales and Marketing Services, Inc. (“Valassis”). The warrant was granted on July 2, 2007 to Valassis in conjunction with the expansion of the strategic alliance to increase the role of Valassis in the selling and marketing efforts of developing and expanding the retailer network of the registrant. The registrant revised its assumptions to increase the term used in determining the fair value of the warrant resulting in an increase in the expense to $1,521,000 as reflected in this amended report.

Insignia Systems, Inc.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Insignia Systems, Inc.

BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
	(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$6,875,000	$3,785,000
Accounts receivable – net of $10,000 allowance	2,842,000	2,925,000
Inventories	496,000	452,000
Prepaid expenses and other	906,000	888,000
Total Current Assets	11,119,000	8,050,000

Other Assets:
Property and equipment, net	413,000	477,000
Other	22,000	56,000

Total Assets	$11,554,000	$8,583,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$186,000
Current maturities of long-term liabilities	260,000	241,000
Accounts payable	1,480,000	1,345,000
Accrued liabilities
Compensation	620,000	468,000
Employee stock purchase plan	114,000	98,000
Legal	180,000	105,000
Other	188,000	154,000
Deferred revenue	327,000	436,000
Total Current Liabilities	3,169,000	3,033,000

Long-Term Liabilities, less current maturities	491,000	688,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 40,000,000
Issued and outstanding shares – 15,536,000 at September 30, 2007 and 15,152,000 at December 31, 2006	155,000	152,000
Additional paid-in capital	31,868,000	29,557,000
Accumulated deficit	(24,129,000)	(24,847,000)
Total Shareholders’ Equity	7,894,000	4,862,000

Total Liabilities and Shareholders’ Equity	$11,554,000	$8,583,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(as restated)		(as restated)
Services revenues	$5,718,000	$4,452,000	$17,281,000	$14,294,000
Products sold	743,000	660,000	2,214,000	2,093,000
Total Net Sales	6,461,000	5,112,000	19,495,000	16,387,000

Cost of services	2,372,000	2,113,000	7,017,000	6,360,000
Cost of products sold	481,000	399,000	1,352,000	1,221,000
Total Cost of Sales	2,853,000	2,512,000	8,369,000	7,581,000
Gross Profit	3,608,000	2,600,000	11,126,000	8,806,000

Operating Expenses:
Selling	1,400,000	1,174,000	4,295,000	3,615,000
Marketing	357,000	265,000	1,052,000	754,000
Warrant expense (selling & marketing)	1,521,000	—	1,521,000	—
General and administrative	1,245,000	935,000	3,569,000	2,686,000
Total Operating Expenses	4,523,000	2,374,000	10,437,000	7,055,000
Operating Income (Loss)	(915,000)	226,000	689,000	1,751,000

Other Income (Expense):
Interest income	71,000	38,000	166,000	82,000
Interest expense	(19,000)	(36,000)	(77,000)	(117,000)
Other income	—	—	—	100,000
Total Other Income	52,000	2,000	89,000	65,000
Income (Loss) Before Taxes	(863,000)	228,000	778,000	1,816,000

Income tax expense	44,000	—	60,000	—
Net Income (Loss)	$(907,000)	$228,000	$718,000	$1,816,000

Net income (loss) per share:
Basic	$(0.06)	$0.02	$0.05	$0.12
Diluted	$(0.06)	$0.01	$0.04	$0.12

Shares used in calculation of net income (loss) per share:
Basic	15,454,000	15,104,000	15,367,000	15,074,000
Diluted	15,454,000	15,897,000	16,178,000	15,408,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Nine Months Ended September 30, 2007
Balance at December 31, 2006	15,152,000	$152,000	$29,557,000	$(24,847,000)	$4,862,000
Issuance of common stock, net	384,000	3,000	442,000	—	445,000
Stock-based compensation	—	—	348,000	—	348,000
Warrant expense, as restated	—	—	1,521,000	—	1,521,000
Net income, as restated	—	—	—	718,000	718,000

Balance at September 30, 2007, as restated	15,536,000	$155,000	$31,868,000	$(24,129,000)	$7,894,000

Nine Months Ended September 30, 2006
Balance at December 31, 2005	15,002,000	$150,000	$29,165,000	$(27,243,000)	$2,072,000
Issuance of common stock, net	147,000	2,000	134,000	—	136,000
Stock-based compensation	—	—	191,000	—	191,000
Net income	—	—	—	1,816,000	1,816,000

Balance at September 30, 2006	15,149,000	$152,000	$29,490,000	$(25,427,000)	$4,215,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2007	2006
	(as restated)
Operating Activities:
Net income	$718,000	$1,816,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,000	154,000
Stock-based compensation	348,000	191,000
Warrant expense	1,521,000	—
Changes in operating assets and liabilities:
Accounts receivable	83,000	(709,000)
Inventories	(44,000)	(17,000)
Prepaid expenses and other	16,000	(127,000)
Accounts payable	135,000	(387,000)
Accrued liabilities	277,000	(170,000)
Deferred revenue	(109,000)	89,000
Net cash provided by operating activities	3,133,000	840,000

Investing Activities:
Purchases of property and equipment	(124,000)	(194,000)
Net cash used in investing activities	(124,000)	(194,000)

Financing Activities:
Net change in line of credit	(186,000)	32,000
Payment of long-term liabilities	(178,000)	(145,000)
Proceeds from issuance of common stock, net	445,000	136,000
Net cash provided by financing activities	81,000	23,000
Increase in cash and cash equivalents	3,090,000	669,000
Cash and cash equivalents at beginning of period	3,785,000	2,711,000
Cash and cash equivalents at end of period	$6,875,000	$3,380,000

Supplemental disclosures for cash flow information:
Cash paid during periods for interest	$45,000	$73,000
Cash paid during periods for income taxes	60,000	—

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

The Summary of Significant Accounting Policies in the Company’s 2006 Annual Report on Form 10-K describes the Company’s accounting policies.

Restatement of Financial Statements. The financial statements for the three and nine months ended September 30, 2007 have been restated to reflect an increase to the fair value of the warrant granted to Valassis Sales and Marketing Services, Inc. (See Note 6). The assumptions used to determine the fair value of the warrant were revised to increase the warrant’s term. This change increased the fair value of the warrant, and the resulting expense, from $969,000 to $1,521,000.

The effects of this restatement on the financial statements as of September 30, 2007 and for the three and nine months then ended are:

	Three Months Ended September 30, 2007
	As Reported		Adjustments	As Restated
Statement of Operations
Warrant expense		$969,000	$552,000	$1,521,000
Total operating expenses		3,971,000	552,000	4,523,000
Operating loss		(363,000)	(552,000)	(915,000)
Net loss		(355,000)	(552,000)	(907,000)
Net loss per share
Basic	$	(0.02)	$(0.04)	$(0.06)
Diluted		$(0.02)	$(0.04)	$(0.06)

	Nine Months Ended September 30, 2007
	As Reported	Adjustments	As Restated
Statement of Operations
Warrant expense	$969,000	$552,000	$1,521,000
Total operating expenses	9,885,000	552,000	10,437,000
Operating income	1,241,000	(552,000)	689,000
Net income	1,270,000	(552,000)	718,000
Net income per share
Basic	$0.09	$(0.04)	$0.05
Diluted	$0.08	$(0.04)	$0.04

	September 30, 2007
	As Reported	Adjustments	As Restated
Balance Sheet
Additional paid-in capital	$31,316,000	$552,000	$31,868,000
Accumulated deficit	(23,577,000)	(552,000)	(24,129,000)

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

The Company filed claims in December 2006 and January 2007 with its directors and officers liability and general liability insurers related to the defense costs and insurance coverage for claims asserted against the Company and one of its officers in the counterclaim above. The insurance companies have not agreed to pay any of these claims. For that reason, on August 9, 2007, the Company filed a complaint against the insurers in Hennepin County District Court, State of Minnesota requesting a declaratory judgment that the insurers owe the Company and its officer such defense costs and insurance coverage.

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

6.

Warrant Expense. On July 2, 2007, the Company and Valassis Sales and Marketing Services, Inc. (“Valassis”), entered into Amendment No. 2 (the “Amendment”) to the Exclusive Reseller Agreement between the parties. The Amendment extends the term of the strategic alliance between the parties to December 31, 2017. The Amendment also expands the strategic alliance to increase the role of Valassis in developing and expanding the Company’s participating retailer network. Valassis received a five-year warrant to acquire 800,000 shares of Insignia’s common stock at a price of $4.04 and will be paid a cash commission by the Company on the revenue the Company realizes from POPS programs the consumer packaged goods manufacturers conduct in the new retail chains. The Company recorded $1,521,000 (as restated) of expense for the quarter ended September 30, 2007, related to the fair value of the warrant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial data and financial statements included in this Form 10-Q/A have been restated to reflect adjustments to previously reported quarterly financial data for the period ended September 30, 2007. (See Note 1 “Restatement of Financial Statements” for additional information.) This information should be considered in conjunction with the information contained in the financial statements and notes thereto appearing elsewhere in this Form 10-Q/A.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(as restated)		(as restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.2	49.1	42.9	46.3
Gross profit	55.8	50.9	57.1	53.7
Operating expenses:
Selling	21.7	23.0	22.0	22.1
Marketing	5.5	5.2	5.4	4.6
Warrant expense (selling & marketing)	23.5	—	7.8	—
General and administrative	19.3	18.3	18.3	16.3
Total operating expenses	70.0	46.5	53.5	43.0
Operating income (loss)	(14.2)	4.4	3.6	10.7
Other income (expense)	0.8	—	0.5	0.4
Income (loss) before taxes	(13.4)	4.4	4.1	11.1
Income tax expense	0.7	—	0.4	—
Net income (loss)	(14.1)%	4.4%	3.7%	11.1%

A 19.0% increase in net sales for the first nine months of 2007 compared to the first nine months of 2006 resulted in a 26.3% increase in gross profit in 2007. This increase in gross profit was offset by increased legal expense in 2007, and warrant expense in 2007 which was not present in 2006, resulting in a 60.5% decrease (as restated) in net income in the first nine months of 2007 compared to the first nine months of 2006.

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

Warrant expense (selling and marketing). On July 2, 2007, the Company and Valassis Sales and Marketing Services, Inc. (“Valassis”), entered into Amendment No. 2 (the “Amendment”) to the Exclusive Reseller Agreement between the parties. The Amendment extends the term of the strategic alliance between the parties to December 31, 2017. The Amendment also expands the strategic alliance to increase the role of Valassis in the selling and marketing efforts of developing and expanding the Company’s participating retailer network. Valassis received a five-year warrant to acquire 800,000 shares of Insignia’s common stock at a price of $4.04 and will be paid a cash commission by the Company on the revenue the Company realizes from POPS programs the consumer packaged goods manufacturers conduct in the new retail chains. The Company recorded $1,521,000 (as restated) of expense for the quarter and nine months ended September 30, 2007, related to the fair value of the warrant.

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

Net Income (Loss). The net loss for the three months ended September 30, 2007, was $(907,000) (as restated) compared to a net income of $228,000 for the three months ended September 30, 2006. Net income for the nine months ended September 30, 2007, was $718,000 (as restated) compared to $1,816,000 for the nine months ended September 30, 2006.

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

Net cash provided by operating activities during the nine months ended September 30, 2007, was $3,133,000. The increase in cash and cash equivalents resulted from net income of $718,000 (as restated), non-cash expense of $2,057,000 (as restated) for depreciation, amortization, stock-based compensation and warrant expense, and $358,000 of changes to operating assets and liabilities during the nine months ended September 30, 2007. The fair value of the Valassis warrant of $1,521,000 (as restated) for selling and marketing related activities is included in the $2,057,000 (as restated) of non-cash expense.

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

Dated: March 7, 2008	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill President and Chief Executive Officer (principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman Vice President, Finance and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification