Form 10-K
period 2007-12-31
INSIGNIA SYSTEMS INC/MN
filed 2008-03-31
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007	Commission File Number 1-13471

INSIGNIA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☒  No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the second quarter (June 30, 2007) was approximately $58,425,000 based upon the last sale price of the registrant’s Common Stock on such date.

        Number of shares outstanding of Common Stock, $.01 par value, as of March 24, 2008, was 15,590,097.

DOCUMENTS INCORPORATED BY REFERENCE:

Insignia Systems, Inc. Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on May 21, 2008 (Part III – Items 10, 11, 12, 13 and 14)

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

The Company’s Internet address is www.insigniasystems.com. The Company has made available on its Web site all of the reports it files with the SEC. The Company’s Web site is not incorporated by reference into this Report on Form 10-K. Copies of reports can also be obtained free of charge by requesting them from Insignia Systems, Inc., 6470 Sycamore Court North, Maple Grove, Minnesota 55369-6032; Attention: CFO; telephone 763-392-6200.

Industry and Market Background

According to Point-Of-Purchase Advertising International (POPAI), an industry non-profit trade association, more than 70% of brand purchase decisions are being made in-store. As a result, product manufacturers are constantly seeking in-store vehicles to motivate consumers to buy their branded products. Industry studies estimate that manufacturers spend approximately $19.33 billion annually on retail, point-of-purchase and in-store services. The Company’s market studies indicate that the shelf-edge sign represents the final and best opportunity for manufacturers to convince the consumer to buy. In fact, a 2005 industry study concluded that shelf signs are the most effective type of in-store advertising vehicle after end-aisle displays and in-store leaflets.

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

Utilizing proprietary technology, the Company collects and organizes the data from both manufacturers and retailers, then formats, prints and delivers the signs to retailers for distribution and display. Store personnel place the signs at the shelf for two-week display cycles. The Company charges manufacturers for the signs placed in stores for each cycle. Retailers are paid a fee to display the signs and for product movement data provided to Insignia.

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

Cardstock for the two systems is sold by the Company in a variety of sizes and colors that can be customized to include pre-printed custom artwork, such as a retailer’s logo. Approximately 4% of 2007 revenues came from the sale of cardstock. The Company expects this percentage to be lower in the future.

Stylus Software

In late 1993, the Company introduced Stylus, a PC-based software application used by retailers to produce signs, labels, and posters. The Stylus software allows retailers to create signs, labels and posters by manually entering the information or by importing information from a database. Approximately 2% of 2007 revenues came from the sale of Stylus products and maintenance. The Company expects this percentage to be lower in the future.

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

On June 12, 2006, the Company entered into an Exclusive Reseller Agreement with Valassis Sales and Marketing Services, Inc. The agreement had an initial term of one year with the objective of increasing the Company’s sales of Insignia POPSigns. On December 6, 2006, the Company and Valassis executed Amendment No. 1 to the agreement which finalized certain appendices, made certain other modifications to the agreement and extended the initial term through December 31, 2007. On July 2, 2007 the Company and Valassis executed Amendment No. 2 to the agreement which extended the term of the agreement to December 31, 2017 and expanded the strategic alliance to increase the role of Valassis to include developing and expanding the Company’s participating retailer network. In conjunction with Amendment No. 2 Valassis received a five-year warrant to acquire 800,000 shares of Insignia’s common stock at a price of $4.04 and will be paid cash commissions by the Company on the revenue the Company realizes from POPS programs the consumer packaged goods manufacturers conduct in the new retail chains. The Company recorded $1,521,000 of expense during the year ended December 31, 2007 related to the fair value of the warrant.

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

During 2007, 2006 and 2005, foreign sales accounted for less than 1% of total net sales each year. The Company expects sales to foreign distributors will be less than 1% of total net sales in 2008.

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

Customers

Two customers accounted for 15% and 11%, 26% and 10%, and 16% and 17% of the Company’s total net sales for the years ended December 31, 2007, 2006 and 2005.

Backlog

Sales backlog at February 29, 2008 was approximately $16.9 million, of which $14.7 million is for delivery during 2008 and $2.2 million is for delivery during 2009 and 2010. The orders are believed to be firm but there is no assurance that all of the backlog will actually result in revenues. Sales backlog at February 28, 2007 was approximately $14.7 million.

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

Employees

As of February 29, 2008, the Company had 108 employees, including all full-time and part-time employees.

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

We Have Had Significant Losses In Prior Periods

Although we had net income of $2,343,000 and $2,396,000 for the years ended December 31, 2007 and 2006 respectively, we experienced a net loss of $3,308,000 for the year ended December 31, 2005. There can be no assurance that we will be profitable on a quarterly or annual basis. If we are unable to generate net income from operations our business will be adversely affected and our stock price will likely decline.

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

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006 News America filed counterclaims similar to the claims in its New York action against Insignia and one of its officers. Motions to dismiss the counterclaims were argued in June 2007, and on September 28, 2007 the Court denied the motions to dismiss the counterclaims. The parties are now engaged in pre-trial discovery. Pursuant to Court order, all discovery and pre-trial matters must be completed by December 2008. On February 4, 2008, the Court approved a Consent Decree entered into by News America and the State of Minnesota under which News America agreed not to violate Minnesota’s statutes prohibiting commercial disparagement.

Management believes that News America’s counterclaims are without merit. An evaluation of the likelihood of an unfavorable outcome and an estimate of the potential liability cannot be rendered at this time. If the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

The Company filed claims in December 2006 and January 2007 with its director’s and officer’s liability and general liability insurers related to the defense costs and insurance coverage for claims asserted against the Company and one of its officers in News America’s counterclaims. On August 9, 2007, the Company filed a complaint against the insurers in Hennepin County District Court, State of Minnesota requesting a declaratory judgment that the insurers owe the Company and its officer such defense costs and insurance coverage. In December 2007, the Company settled its claim against one of its insurers.

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout 2008 and 2009. During the years ended December 31, 2007, 2006 and 2005, the Company incurred legal fees of $1,758,000, $935,000 and $1,085,000 related to the News America litigation. Legal fees are expensed as incurred.

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

Our Results Are Dependent On The Success Of Our Insignia POPS Program Which Represents A Very Significant Part Of Our Business

We are largely dependent on our POPS program, which represented approximately 88%, 88% and 84% of total net sales for fiscal 2007, 2006 and 2005, respectively. We expect the POPS program to represent a higher percentage in fiscal 2008 and future periods. Should brand manufacturers no longer perceive value in the POPS program, our business and results of operations would be adversely affected due to our heavy dependence on this program.

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

Our Stock Price Has Been And May Continue To Be Volatile

During 2007 our common stock has traded between $5.11 and $2.26 per share. The market price of our common stock may continue to be volatile and may be significantly affected by:

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

The Company currently leases approximately 47,000 square feet of office and warehouse space in suburban Minneapolis, Minnesota, under a lease effective through July 31, 2008. During 2005, the Company sublet approximately 10,000 square feet of this space and therefore currently operates out of the remaining approximately 37,000 square feet. On March 27, 2008, the Company entered into a lease for approximately 41,000 square feet of office and warehouse space in the same general vicinity in suburban Minneapolis, Minnesota, effective August 1, 2008 through February 29, 2016. The Company believes that the 41,000 square feet of space in the new facility will meet the Company’s foreseeable needs.

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

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006 News America filed counterclaims similar to the claims in its New York action against Insignia and one of its officers. Motions to dismiss the counterclaims were argued in June 2007, and on September 28, 2007 the Court denied the motions to dismiss the counterclaims. The parties are now engaged in pre-trial discovery. Pursuant to Court order, all discovery and pre-trial matters must be completed by December 12, 2008. On February 4, 2008, the Court approved a Consent Decree entered into by News America and the State of Minnesota under which News America agreed to not violate Minnesota’s statutes prohibiting commercial disparagement.

Management believes that News America’s counterclaims are without merit. An evaluation of the likelihood of an unfavorable outcome and estimate of the potential liability cannot be rendered at this time. If the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

The Company filed claims in December 2006 and January 2007 with its director’s and officer’s liability and general liability insurers related to the defense costs and insurance coverage for claims asserted against the Company and one of its officers in News America’s counterclaims. On August 9, 2007, the Company filed a complaint against the insurers in Hennepin County District Court, State of Minnesota requesting a declaratory judgment that the insurers owe the Company and its officer such defense costs and insurance coverage. In December 2007, the Company settled its claim against one of its insurers.

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout 2008 and 2009. During the twelve months ended December 31, 2007, the Company incurred legal fees of $1,758,000 related to the News America litigation. Legal fees are expensed as incurred.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

Item 4A.    Executive Officers of the Registrant

The names, ages and positions of the Company’s executive officers are as follows:

Name	Age	Position

Scott F. Drill	55	President, Chief Executive Officer, Secretary and Director
Alan M. Jones	51	Senior Vice President of CPG & Retail Sales
A. Thomas Lucas	57	Senior Vice President of Operations
Justin W. Shireman	57	Vice President of Finance, Chief Financial Officer and Treasurer
Scott J. Simcox	55	Senior Vice President of Marketing Services

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

Alan M. Jones has been Senior Vice President of Consumer Packaged Goods and Retail Sales since May 2007. From August 1998 to May 2007, he held various positions within the Insignia POPS Division including Vice President of Sales for Retail Sales and subsequently Vice President of Sales for CPG Sales. Prior to his positions at Insignia Systems Inc., from 1992 to 1998, Mr. Jones held leadership and sales positions in the in-store advertising field with both Net Value Inc. and Valassis In-store Marketing. From 1981 to 1992, Mr. Jones held various positions at SmithKline Beecham Consumer Brands in the areas of sales training and management including Director of the Mid Atlantic Division.

Thomas Lucas has been Senior Vice President of Operations since April, 2007. Mr. Lucas has been with the Company since 1992. From 1998 to 2007 he was Vice President of Operations, POPS Division, and from 1992 to 1998 he was Manager and Director of Customer Services. Prior to 1992, Mr. Lucas held a variety of management and leadership positions within the United States Air Force and the Joint Chiefs of Staff.

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

2007	High	Low	2006	High	Low
First Quarter	$ 3.64	$ 2.69	First Quarter	$ 1.38	$ 0.65
Second Quarter	4.27	3.00	Second Quarter	2.52	0.51
Third Quarter	5.08	4.00	Third Quarter	3.90	2.15
Fourth Quarter	4.74	2.25	Fourth Quarter	3.71	2.20

Approximate Number of Holders of Common Stock

As of February 29, 2008, the Company had one class of Common Stock beneficially held by approximately 1,661 owners.

Dividends

The Company has never paid cash dividends on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

The following graph compares the cumulative total shareholder return on the Company’s Common Stock for the five fiscal years beginning December 31, 2002 and ending December 31, 2007, with the cumulative total return on the NASDAQ Stock Market – U.S. Index and the Russell 2000 Index over the same period (assuming the investment of $100 in the Company’s Stock, the NASDAQ Stock Market – U. S. Index and the Russell 2000 Index on December 31, 2002 and the reinvestment of all dividends).

5-Year Cumulative Total Return Comparison Among Insignia Systems, The NASDAQ Stock Market US Index & The Russell 2000 Index

$250
$200
$150
$100
$50
$0
Dollars
2002
2003
2004
2005
2006
2007

	Dec-2002	Dec-2003	Dec-2004	Dec-2005	Dec-2006	Dec-2007
ISIG	$100.00	$25.02	$20.82	$6.88	$29.13	$26.84
Nasdaq US	$100.00	$149.52	$162.72	$166.18	$182.57	$197.98
Russell 2000	$100.00	$147.25	$174.24	$182.18	$215.64	$212.26

Item 6.    Selected Financial Data

(In thousands, except per share amounts.)

For the Years Ended December 31	2007		2006	2005	2004		2003
Net sales	$24,431		$21,894	$19,598	$20,992		$26,138
Operating income (loss)	81	(1)	2,314	(3,331)	(4,875	)(3)	(4,324	)(3)
Net income (loss)	2,343	(2)	2,396	(3,308)	(4,858)		(4,252)
Net income (loss) per share:
Basic	$0.15		$0.16	$(0.22)	$(0.38)		$(0.35)
Diluted	$0.14		$0.15	$(0.22)	$(0.38)		$(0.35)
Shares used in calculation of net income (loss) per share:
Basic	15,411		15,093	15,002	12,687		12,259
Diluted	16,186		15,556	15,002	12,687		12,259
Working capital	$7,751		$5,017	$2,592	$4,813		$5,797
Total assets	13,340		8,583	6,673	9,921		11,676
Total shareholders’ equity	9,677		4,862	2,072	5,333		7,822
(1)	Includes a one-time non-cash charge of $1,521 for the warrant granted to Valassis more fully described in Note 7 to the financial statements.
(2)	Includes a tax benefit of $2,131 related to the reduction of the valuation allowance against deferred tax assets more fully described in Note 8 to the financial statements.
(3)

Includes a $960 impairment of goodwill in 2004 and a $2,133 impairment of goodwill in 2003 related to the acquisition of VALUStix. During 2006 the Company ceased all business activities related to VALUStix.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

Year ended December 31	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	44.6	45.9	63.9
Gross profit	55.4	54.1	36.1
Operating expenses:
Selling	23.2	22.1	29.1
Marketing	5.8	4.8	5.8
Warrant expense (selling & marketing)	6.2	—	—
General and administrative	19.9	16.6	18.2
Total operating expenses	55.1	43.5	53.1
Operating income (loss)	0.3	10.6	(17.0)
Other income	0.6	0.3	0.1
Income (loss) before taxes	0.9	10.9	(16.9)
Income tax benefit	8.7	—	—
Net income (loss)	9.6%	10.9%	(16.9)%

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

We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our financial statements:

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

Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, or FAS 109, Accounting for Income Taxes, as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FAS No. 109.

FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

At December 31, 2007, the Company determined that it was appropriate to recognize approximately $2.1 million of its deferred tax assets through reversal of its valuation allowance. This leaves approximately $6.7 million of the Company’s net deferred tax assets being offset with a valuation allowance. The Company cannot be certain that it will be more likely than not that these deferred tax assets will be realized in future years.

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

Fiscal 2007 Compared to Fiscal 2006

Net Sales. Net sales for the year ended December 31, 2007 increased 11.6% to $24,431,000 compared to $21,894,000 for the year ended December 31, 2006.

Service revenues from our POPSign programs for the year ended December 31, 2007 increased 12.3% to $21,589,000 compared to $19,219,000 for the year ended December 31, 2006. The increase was primarily due to an increase in the number of POPSign programs sold to consumer packaged goods manufacturers.

Product sales for the year ended December 31, 2007 increased 6.2% to $2,842,000 compared to $2,675,000 for the year ended December 31, 2006. The increase was primarily due to increased sales of laser label supplies which were partially offset by decreased sales of thermal sign card supplies.

Gross Profit. Gross profit for the year ended December 31, 2007 increased 14.4% to $13,542,000 compared to $11,840,000 for the year ended December 31, 2006. Gross profit as a percentage of total net sales increased to 55.4% for 2007 compared to 54.1% for 2006.

Gross profit from our POPSign program revenues for the year ended December 31, 2007 increased 15.8% to $12,419,000 compared to $10,725,000 for the year ended December 31, 2006. The increase was primarily due to increased sales and the effect of fixed costs. Gross profit as a percentage of POPSign program revenues increased to 57.5% for 2007 compared to 55.8% for 2006, due to the factors discussed above.

Gross profit from our product sales for the year ended December 31, 2007 increased 0.7% to $1,123,000 compared to $1,115,000 for the year ended December 31, 2006. Gross profit as a percentage of product sales decreased to 39.5% for 2007 compared to 41.7% for 2006. The decrease was primarily due to a change in the sales mix toward lower margin products.

Operating Expenses

Selling. Selling expenses (exclusive of selling related warrant expense) for the year ended December 31, 2007 increased 17.1% to $5,664,000 compared to $4,838,000 for the year ended December 31, 2006, primarily due to increased sales commissions as a result of increased sales, increased labor and benefit costs as a result of increased headcount and salary adjustments, and increased travel related costs. Selling expenses as a percentage of total net sales increased to 23.2% in 2007 compared to 22.1% in 2006, primarily due to the factors described above offset partially by the effect of increased sales in 2007.

Marketing. Marketing expenses (exclusive of marketing related warrant expense) for the year ended December 31, 2007 increased 34.3% to $1,412,000 compared to $1,051,000 for the year ended December 31, 2006, primarily due to increased labor and benefit costs (as a result of increased headcount and salary adjustments) and increased data acquisition and analysis costs. Marketing expenses as a percentage of total net sales increased to 5.8% in 2007 compared to 4.8% in 2006, primarily due to the factors described above offset partially by the effect of increased sales in 2007.

Warrant expense (selling and marketing). On July 2, 2007, the Company and Valassis Sales and Marketing Services, Inc. (“Valassis”), entered into Amendment No. 2 (the “Amendment”) to the Exclusive Reseller Agreement between the parties. The Amendment extends the term of the strategic alliance between the parties to December 31, 2017. The Amendment also expands the strategic alliance to increase the role of Valassis in the selling and marketing efforts of developing and expanding the Company’s participating retailer network. Valassis received a five-year warrant to acquire 800,000 shares of the Company’s common stock at a price of $4.04 and will be paid a cash commission by the Company on the revenue the Company realizes from POPS programs the consumer packaged goods manufacturers conduct in the new retail chains. For the year ended December 31, 2007, the Company recorded $1,521,000 of expense related to the fair value of the warrant.

General and Administrative. General and administrative expenses for the year ended December 31, 2007 increased 33.7% to $4,864,000 compared to $3,637,000 for the year ended December 31, 2006, primarily due to increased legal costs and increased labor and benefit costs (resulting from increased headcount, salary adjustments and increased stock-based compensation costs). General and administrative expenses as a percentage of total net sales increased to 19.9% in 2007 compared to 16.6% in 2006, primarily due to the factors described above offset partially by the effect of increased sales in 2007. Legal fees were $1,883,000 for the year ended December 31, 2007 compared to $1,143,000 for the year ended December 31, 2006. The legal fees in each year were incurred primarily in connection with two News America lawsuits described elsewhere herein. Legal fees increased in 2007 primarily due to the increase in activity in the News America litigation as the parties prepare to be trial-ready by December 12, 2008. We currently expect the amount of legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout 2008 as both parties are now engaged in pre-trial discovery. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Other Income (Expense). Other income (net) for the year ended December 31, 2007 was $153,000 compared to other income (net) of $82,000 for the year ended December 31, 2006. Interest income of $247,000 for the year ended December 31, 2007 versus interest income of $123,000 for the year ended December 31, 2006 was the result of higher interest rates and higher cash balances during the 2007 period. Interest expense of $95,000 for the year ended December 31, 2007 versus $146,000 for the year ended December 31, 2006 was primarily due to the expiration of the line of credit on April 30, 2007. Other income for the year ended December 31, 2006 also included $100,000 of income from the sale of certain VALUStix assets. During 2006, the Company ceased all business activities related to VALUStix.

Income Taxes. The Company recorded an income tax benefit for the year ended December 31, 2007 of $2,109,000 as a result of the reversal of $2,337,000 of the valuation allowance against the deferred tax assets, change in deferred tax assets of $206,000 and $22,000 of current income tax expense related to Federal alternative minimum tax liability and other state tax liabilities. The Company recorded no income tax expense for the year ended December 31, 2006 primarily due to the deduction for tax purposes in 2006 of the remaining unamortized goodwill associated with the VALUStix acquisition. For financial statement purposes the goodwill was determined to be impaired in 2003 and 2004 and was written-off during those periods. During 2006, the Company ceased all business activities related to VALUStix and abandoned the VALUSTIX trademark.

Net Income. Net income for the year ended December 31, 2007 was $2,343,000 compared to $2,396,000 for the year ended December 31, 2006.

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

General and Administrative. General and administrative expenses for the year ended December 31, 2006 increased 1.6% to $3,637,000 compared to $3,578,000 for the year ended December 31, 2005, primarily due to increased employed and temporary staffing costs in 2006, increased public relations expense in 2006, and stock-based compensation costs recognized in 2006 due to the adoption of SFAS 123R, which were partially offset by decreased legal costs in 2006. General and administrative expenses as a percentage of total net sales decreased to 16.6% in 2006 compared to 18.2% in 2005, primarily due to the factors described above, combined with the effect of increased sales. Legal fees were $1,143,000 for the year ended December 31, 2006 compared to $1,352,000 for the year ended December 31, 2005. The legal fees in each year were incurred primarily in connection with the News America lawsuit described elsewhere herein.

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

Income Taxes. The Company recorded no income tax expense for the year ended December 31, 2006, primarily due to the deduction for tax purposes in 2006 of the remaining unamortized goodwill associated with the VALUStix acquisition. For financial statement purposes the goodwill was determined to be impaired in 2003 and 2004 and was written-off during those periods. During 2006, the Company ceased all business activities related to VALUStix and abandoned the VALUSTIX trademark. For the year ended December 31, 2005, the Company reported losses for financial statement and tax purposes.

Net Income (Loss). Net income for the year ended December 31, 2006 was $2,396,000 compared to a net loss of $(3,308,000) for the year ended December 31, 2005.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At December 31, 2007, working capital was $7,751,000 compared to $5,017,000 at December 31, 2006. During the same period total cash and cash equivalents increased $3,608,000 to $7,393,000.

Net cash provided by operating activities during 2007 was $3,724,000. The increase in cash and cash equivalents resulted from net income of $2,343,000, non-cash expense (net) of $132,000 (for depreciation, amortization, deferred income tax benefit, stock-based compensation and warrant expense) and $1,249,000 of cash provided by changes in operating assets and liabilities. Accounts receivable decreased $770,000 during 2007 primarily due to lower net sales in the last two months of 2007 as compared to net sales in the last two months of 2006. Accrued liabilities increased $476,000 during 2007 primarily as a result of increased commissions and legal expense payable at December 31, 2007. The Company expects accounts receivable, accounts payable and accrued liabilities to fluctuate during future periods depending on the level of quarterly POPSign revenues and legal activity related to the News America litigation.

Net cash of $164,000 was used in investing activities in 2007 due to the purchase of property and equipment, primarily information technology hardware and software expenditures. The Company expects that the level of 2008 capital expenditures will be in the range of $550,000 to $750,000 as the Company makes additional information technology expenditures, purchases several replacement digital printers for POPSign production and anticipates some capital expenditures related to its move to a new facility in the summer of 2008.

Net cash of $48,000 was provided by financing activities for the year ended December 31, 2007, as a result of $475,000 of proceeds from the issuance of common stock (from warrant, employee stock option and employee stock purchase plan exercises, net of expenses) which were partially offset by the $186,000 paydown on the line of credit and the payment of $241,000 of principal on long-term liabilities. Through April 30, 2007 the Company maintained a line of credit balance sufficient to generate interest charges to cover the required monthly minimum fee. The Company did not renew the line of credit agreement which expired on April 30, 2007.

The Company believes that based upon current business conditions, its existing cash balance and future cash from operations will be sufficient for its cash requirements during 2008. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

New Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value and the effect fair value measurements have on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and will be effective for the Company on January 1, 2008. In February 2008, the FASB issued Statement of Position, No. 157-2 (FSP 157-2), Partial Deferral of the Effective Date of Statement 157, which delays the effective date of SFAS 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company currently believes that the adoption of SFAS 157 will have no material impact on its financial position or results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No 115

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No 115 (SFAS 159). SFAS 159 provides an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS is effective for fiscal years beginning after November 15, 2007 and will be effective for the Company on January 1, 2008. The Company currently believes that the adoption of SFAS 159 will have no material impact on its financial position or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141 (R)). SFAS No. 141 (R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141 (R) is effective for fiscal years after December 15, 2008. We expect to adopt SFAS No. 141 (R) on January 1, 2009, and we do not expect it to have a material effect on its financial position or results of operations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement-amendments of ARB No. 51 (SFAS No. 160). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s year beginning January 1, 2009. The Company currently believes that the adoption of SFAS No. 160 will have no material impact on its financial position or results of operations.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2007:

Payments due by Period

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 years
Contractual Obligations:
Operating leases, excluding operating costs	$3,745,000	$543,000	$849,000	$882,000	$1,471,000
Payments to retailers*	9,551,000	3,995,000	5,519,000	37,000	—
Long-term liabilities	688,000	266,000	422,000	—	—
Purchase commitments	544,000	495,000	49,000	—	—
Total contractual obligations	$14,528,000	$5,299,000	$6,839,000	$919,000	$1,471,000

*On an ongoing basis, the Company negotiates renewals of various retailer agreements, some of which provide for fixed or store-based payments rather than sign placement-based payments. Upon the completion of renewals, the annual commitment amounts could be in excess of the amounts above.

Off-Balance Sheet Transactions

None.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.    Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

The following are included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Insignia Systems, Inc.

We have audited the accompanying balance sheets of Insignia Systems, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audit of the basic financial statements included the financial statement schedule under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (SFAS 123R) effective January 1, 2006.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

March 28, 2008

Insignia Systems, Inc.

BALANCE SHEETS

As of December 31	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$7,393,000	$3,785,000
Accounts receivable – net of $10,000 allowance in 2007 and 2006	2,155,000	2,925,000
Inventories	397,000	452,000
Deferred tax assets, net	164,000	—
Prepaid expenses and other	883,000	888,000
Total Current Assets	10,992,000	8,050,000

Other Assets:
Property and equipment, net	375,000	477,000
Non-current deferred tax assets, net	1,967,000	—
Other	6,000	56,000

Total Assets	$13,340,000	$8,583,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$186,000
Current maturities of long-term liabilities	266,000	241,000
Accounts payable	1,369,000	1,345,000
Accrued liabilities
Compensation	622,000	468,000
Employee stock purchase plan	98,000	98,000
Legal	208,000	105,000
Other	373,000	154,000
Deferred revenue	305,000	436,000
Total Current Liabilities	3,241,000	3,033,000

Long-Term Liabilities, less current maturities	422,000	688,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 40,000,000 in 2007 and 2006
Issued and outstanding shares – 15,550,000 in 2007 and 15,152,000 in 2006	156,000	152,000
Additional paid-in capital	32,025,000	29,557,000
Accumulated deficit	(22,504,000)	(24,847,000)
Total Shareholders’ Equity	9,677,000	4,862,000

Total Liabilities and Shareholders’ Equity	$13,340,000	$8,583,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

Year Ended December 31	2007	2006	2005
Services revenues	$21,589,000	$19,219,000	$16,445,000
Products sold	2,842,000	2,675,000	3,153,000
Total Net Sales	24,431,000	21,894,000	19,598,000

Cost of services	9,170,000	8,494,000	10,815,000
Cost of goods sold	1,719,000	1,560,000	1,704,000
Total Cost of Sales	10,889,000	10,054,000	12,519,000
Gross Profit	13,542,000	11,840,000	7,079,000

Operating Expenses:
Selling	5,664,000	4,838,000	5,697,000
Marketing	1,412,000	1,051,000	1,135,000
Warrant expense	1,521,000	—	—
General and administrative	4,864,000	3,637,000	3,578,000
Total Operating Expenses	13,461,000	9,526,000	10,410,000
Operating Income (Loss)	81,000	2,314,000	(3,331,000)

Other Income (Expense):
Interest income	247,000	123,000	71,000
Interest expense	(95,000)	(146,000)	(53,000)
Other income	1,000	105,000	5,000
Total Other Income	153,000	82,000	23,000
Income (Loss) Before Taxes	234,000	2,396,000	(3,308,000)
Income tax benefit	2,109,000	—	—
Net Income (Loss)	$2,343,000	$2,396,000	$(3,308,000)

Net income (loss) per share:
Basic	$0.15	$0.16	$(0.22)
Diluted	$0.14	$0.15	$(0.22)

Shares used in calculation of net income (loss) per share:
Basic	15,411,000	15,093,000	15,002,000
Diluted	16,186,000	15,556,000	15,002,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 2004	14,974,000	$150,000	$29,118,000	$(23,935,000)	$5,333,000
Issuance of common stock, net	28,000	—	47,000	—	47,000
Net loss	—	—	—	(3,308,000)	(3,308,000)

Balance at December 31, 2005	15,002,000	150,000	29,165,000	(27,243,000)	2,072,000
Issuance of common stock, net	150,000	2,000	133,000	—	135,000
Value of stock-based compensation	—	—	259,000	—	259,000
Net income	—	—	—	2,396,000	2,396,000

Balance at December 31, 2006	15,152,000	152,000	29,557,000	(24,847,000)	4,862,000
Issuance of common stock, net	398,000	4,000	471,000	—	475,000
Value of stock-based compensation	—	—	476,000	—	476,000
Value of warrants issued for services	—	—	1,521,000	—	1,521,000
Net income	—	—	—	2,343,000	2,343,000

Balance at December 31, 2007	15,550,000	$156,000	$32,025,000	$(22,504,000)	$9,677,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

Year Ended December 31	2007	2006	2005
Operating Activities:
Net income (loss)	$2,343,000	$2,396,000	$(3,308,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	266,000	207,000	239,000
Deferred income tax benefit	(2,131,000)	—	—
Provision for bad debt expense	—	(31,000)	14,000
Stock-based compensation	476,000	259,000	—
Warrant expense	1,521,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	770,000	(600,000)	(74,000)
Inventories	55,000	(4,000)	47,000
Prepaid expenses and other	55,000	(133,000)	(295,000)
Accounts payable	24,000	(425,000)	(159,000)
Accrued liabilities	476,000	(132,000)	(52,000)
Deferred revenue	(131,000)	(176,000)	320,000
Net cash provided by (used in) operating activities	3,724,000	1,361,000	(3,268,000)

Investing Activities:
Purchases of property and equipment	(164,000)	(275,000)	(128,000)
Net cash used in investing activities	(164,000)	(275,000)	(128,000)

Financing Activities:
Net change in line of credit	(186,000)	54,000	(96,000)
Payment of long-term liabilities	(241,000)	(201,000)	—
Proceeds from issuance of common stock, net	475,000	135,000	47,000
Net cash provided by (used in) financing activities	48,000	(12,000)	(49,000)

Increase (decrease) in cash and cash equivalents	3,608,000	1,074,000	(3,445,000)
Cash and cash equivalents at beginning of year	3,785,000	2,711,000	6,156,000
Cash and cash equivalents at end of year	$7,393,000	$3,785,000	$2,711,000

Non-cash transaction:
Accrued liabilities (retailer guarantees) converted to long-term liabilities (see Note 5)	$—	$—	$1,130,000

Supplemental disclosures for cash flow information:
Cash paid during the year for interest	$53,000	$103,000	$52,000
Cash paid during the year for income taxes	$60,000	$—	$—

See accompanying notes to financial statements.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies.

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

Cash Equivalents. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2007, $1,345,000 was invested in an overnight repurchase account, $6,000,000 was invested in certificates of deposit and $5,000 was invested in a short-term money market account. At December 31, 2006, $980,000 was invested in an overnight repurchase account, $2,800,000 was invested in certificates of deposit and $5,000 was invested in a short-term money market account.

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

Accounts Receivable. The majority of the Company’s accounts receivable is due from companies in the consumer packaged goods industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30-60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2007	2006
Beginning balance	$10,000	$50,000
Bad debt provision (recovery)	—	(31,000)
Accounts written-off	—	(9,000)
Ending balance	$10,000	$10,000

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

December 31	2007	2006
Raw materials	$82,000	$162,000
Work-in-process	36,000	8,000
Finished goods	279,000	282,000
	$397,000	$452,000

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

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair market value. There were no impairments during the years ended December 31, 2007, 2006 and 2005.

Income Taxes. Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

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

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

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

Advertising Costs. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $9,000, $8,000 and $69,000 during the years ended December 31, 2007, 2006 and 2005.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the year. Options and warrants to purchase approximately 1,396,000, 1,086,000 and 1,737,000 shares of common stock with weighted average exercise prices of $5.81, $6.29 and $4.92 were outstanding at December 31, 2007, 2006 and 2005 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the reporting periods.

For the year ended December 31, 2005, the effect of options and warrants was anti-dilutive due to the net losses incurred during the periods. Had net income been achieved, approximately 17,000 of common stock equivalents would have been included in the computation of diluted net income per share for the years ended December 31, 2005.

Weighted average common share outstanding for the years ended December 31, 2007, 2006 and 2005 were as follows:

Year ended December 31	2007	2006	2005
Denominator for basic net income (loss) per share – weighted average shares	15,411,000	15,093,000	15,002,000

Effect of dilutive securities:
Stock options	775,000	460,000	—
Denominator for diluted net income (loss) per share – adjusted weighted average shares	16,186,000	15,556,000	15,002,000

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications. Certain 2005 amounts have been reclassified to conform to the presentation in the 2006 and 2007 financial statements.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

New Accounting Pronouncements.

Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value and the effect fair value measurements have on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and will be effective for the Company on January 1, 2008. In February 2008, the FASB issued Statement of Position, No. 157-2 (FSP 157-2), Partial Deferral of the Effective Date of Statement 157, which delays the effective date of SFAS 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company currently believes that the adoption of SFAS 157 will have no material impact on its financial position or results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No 115: In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No 115 (SFAS 159). SFAS 159 provides an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS is effective for fiscal years beginning after November 15, 2007 and will be effective for the Company on January 1, 2008. The Company currently believes that the adoption of SFAS 159 will have no material impact on its financial position or results of operations.

Business Combinations: In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141 (R)). SFAS No. 141 (R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141 (R) is effective for fiscal years after December 15, 2008. We expect to adopt SFAS No. 141 (R) on January 1, 2009, and we do not expect it to have a material effect on its financial position or results of operations.

Noncontrolling Interests in Consolidated Financial Statements: In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement-amendments of ARB No. 51 (SFAS No. 160). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s year beginning January 1, 2009. The Company currently believes that the adoption of SFAS No. 160 will have no material impact on its financial position or results of operations.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

2.	Property and Equipment. Property and equipment consists of the following at December 31:

	2007	2006
Property and Equipment:
Production tooling, machinery and equipment	$1,725,000	$1,792,000
Office furniture and fixtures	191,000	191,000
Computer equipment and software	698,000	661,000
Leasehold improvements	368,000	341,000
	2,982,000	2,985,000
Accumulated depreciation and amortization	(2,607,000)	(2,508,000)
Net Property and Equipment	$375,000	$477,000

3.

Line of Credit. On September 16, 2004, the Company entered into a Financing Agreement, Security Agreement and Revolving Note (collectively, “the Credit Agreement”) with Marquette Business Credit, Inc. which was in effect through April 30, 2007. Borrowings of $186,000 were outstanding with an effective rate of 10.75% as of December 31, 2006. The Company did not renew the Credit Agreement and all borrowings were repaid as of April 30, 2007.

4.

Long-Term Liabilities. Effective December 31, 2005 the Company reached an agreement with a retailer for the deferred payment of certain obligations on an interest-free basis. These obligations are recorded as long-term liabilities with an imputed annual interest rate of 10.0%.

December 31	2007	2006
Uncollateralized three year liability, payable in monthly installments	$290,000	$531,000
Uncollateralized liability, due December 31, 2009	179,000	179,000
Uncollateralized liability, due December 31, 2010	219,000	219,000
Total	688,000	929,000
Less current maturities	(266,000)	(241,000)
	$422,000	$688,000

5.	Commitments and Contingencies.

Operating Leases. The Company conducts its operations in a leased facility. The operating lease is effective until July 31, 2008. During 2005 the Company entered into an agreement to sub-lease a portion of its facility which is in effect through July 31, 2008. On March 27, 2008, the Company entered into an operating lease for a replacement facility which is in effect from August 2008 through February 2016. The Company also leases equipment under operating lease agreements effective through September 2009. Rent expense under all of these leases, net of sub-lease rental income, was approximately $527,000, $527,000 and $1,070,000 for the years ended December 31, 2007, 2006 and 2005.

Minimum future lease obligations under these leases, net of sub-lease rental income and excluding operating costs, are approximately as follows for the years ending December 31:

2008	$ 543,000
2009	422,000
2010	427,000
2011	436,000
2012	446,000
Thereafter	1,471,000

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

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006 News America filed counterclaims similar to the claims in its New York action against Insignia and one of its officers. Motions to dismiss the counterclaims were argued in June 2007, and on September 28, 2007 the Court denied the motions to dismiss the counterclaims. The parties are now engaged in pre-trial discovery. Pursuant to Court order, all discovery and pre-trial matters must be completed by December 12, 2008. On February 4, 2008, the Court approved a Consent Decree entered into by News America and the State of Minnesota under which News America agreed to not violate Minnesota’s statutes prohibiting commercial disparagement.

Management believes that News America’s counterclaims are without merit. An evaluation of the likelihood of an unfavorable outcome and an estimate of the potential liability cannot be rendered at this time. If the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

The Company filed claims in December 2006 and January 2007 with its director’s and officer’s liability and general liability insurers related to the defense costs and insurance coverage for claims asserted against the Company and one of its officers in News America’s counterclaims. On August 9, 2007, the Company filed a complaint against the insurers in Hennepin County District Court, State of Minnesota requesting a declaratory judgment that the insurers owe the Company and its officer such defense costs and insurance coverage. In December 2007, the company settled its claim against one of its insurers.

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout 2008 and 2009. During the twelve months ended December 31, 2007, the Company incurred legal fees of $1,758,000 related to the News America litigation. Legal fees are expensed as incurred.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which during the year ended December 31, 2005, provided for minimum annual program levels. If those minimum levels were not met, the Company was obligated to pay the contractual difference to the retailers. During the year ended December 31, 2005 the Company incurred approximately $2,131,000 of costs related to these minimums. Other retailer agreements provide for fixed or store-based payments rather than sign placement-based payments. During the years ended December 31, 2007 and 2006, the Company incurred $3,730,000 and $3,502,000 of costs related to fixed and store-based payments. The amounts were recorded in Cost of Services in the Statements of Operations.

Aggregate commitment amounts under agreements with retailers are approximately as follows for the years ending December 31:

2008	$ 3,995,000
2009	2,852,000
2010	2,667,000
2011	37,000

On an ongoing basis the Company negotiates renewals of various retailer agreements. Upon the completion of future contract renewals, the annual commitment amounts for 2008 and thereafter could be in excess of the amounts above.

6.	Shareholders’ Equity.

Private Placements and Warrants. On December 18, 2002, the Company closed a private placement of $7,500,000 of common stock to a small group of accredited investors at a price of $9.19 per share, pursuant to a Securities Purchase Agreement. The price represented a 15% discount from the average closing bid price of the Company’s common stock over the five days prior to the closing. As part of this offering, the Company also issued warrants to the investors entitling them to purchase an additional 244,827 shares of the Company’s common stock at an initial exercise price of $12.44 per share for a five-year period. Additionally, a warrant to purchase 40,805 shares with the same terms was issued to the Placement Agent. The warrant agreements were amended, effective December 29, 2003, to adjust the exercise price of the warrants to $2.75 per share in exchange for certain terms of the warrant agreement being deleted in their entirety. During the year ended December 31, 2007, 110,122 of the warrants were exercised and the remaining 175,510 warrants expired on December 18, 2007.

On July 2, 2007, the Company issued a warrant to purchase 800,000 shares of the Company’s common stock to Valassis Sales and Marketing Services, Inc. (“Valassis”) at a price of $4.04 for a term of five years. The warrant was issued for services to develop and expand the Company’s participating retailer network in conjunction with Amendment No. 2 to the Exclusive Reseller Agreement which defines the terms of the strategic sales alliance between the Company and Valassis. The Company recorded $1,521,000 of expense related to the fair value of the warrant. The Black-Scholes option-pricing model was used to estimate the fair value of the warrant using an expected life of 5 years, volatility of 40%, a dividend yield of 0% and a risk-free interest rate of 4.9%. At December 31, 2007, all 800,000 of the warrants were outstanding and exercisable.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

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

As a result of the adoption of SFAS 123R, our financial results were lower than under our previous accounting method for stock-based compensation by the following amounts:

Year ended December 31	2007	2006
Income from operations before income taxes	$476,000	$259,000
Income from operations	$476,000	$259,000
Net income	$476,000	$259,000
Earnings per share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

The following table summarizes the stock-based compensation expense which was recognized in the Statements of Operations for the years ended December 31, 2007 and 2006:

Year ended December 31	2007	2006
Cost of sales	$91,000	$61,000
Selling	80,000	55,000
Marketing	58,000	32,000
General and administrative	247,000	111,000
	$476,000	$259,000

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the year ended December 31, 2005:

Year Ended December 31	2005
Net loss, as reported	$(3,308,000)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(480,000)
Pro forma net loss	$(3,788,000)

Basic and diluted net loss per share:
As reported	$(0.22)
Pro forma	$(0.25)

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2007	2006	2005
Stock Options:
Expected life (years)	3.92	2.64	3.00
Expected volatility	40%	63%	73%
Dividend yield	0%	0%	0%
Risk-free interest rate	4.77%	4.91%	3.77%

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

The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust it as necessary.

As of December 31, 2007, there was $411,000 of total unrecognized compensation costs related to the outstanding stock options which is expected to be recognized over a weighted average period of 1.10 years.

Stock Options. Prior to 2003 the Company had a stock option plan (the “1990 Plan”) for its employees and directors under which substantially all of the shares reserved for issuance had been issued. During May 2003, the Company’s shareholders approved the 2003 Incentive Stock Option Plan (the “2003 Plan”) and an aggregate of 350,000 shares of common stock were reserved for issuance. The shareholders approved an additional 650,000 shares for issuance in May of 2004, an additional 625,000 shares for issuance in May of 2005, and an additional 250,000 for issuance in May of 2007. The 2003 Plan replaced the 1990 Plan. Options granted under the 1990 Plan will remain in effect until they are exercised or expire according to their terms. All current option grants are made under the 2003 Plan.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

Under the terms of the stock option plans, the Company grants incentive or non-qualified stock options to employees and directors generally at an exercise price at or above 100% of fair market value at the close of business on the date of grant. The stock options expire five or ten years after the date of grant and generally vest over three years.

The following table summarizes activity under the Option Plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2004	358,100	1,471,996	$5.33
Reserved	625,000	—	—
Granted	(578,300)	578,300	0.91
Cancelled – 2003 Plan	158,566	(158,566)	1.74
Cancelled – 1990 Plan	—	(32,401)	7.63
Balance at December 31, 2005	563,366	1,859,329	4.22
Reserved	—	—	—
Granted	(615,100)	615,100	1.24
Exercised	—	(113,331)	1.52	$179,000
Cancelled – 2003 Plan	252,934	(252,934)	2.44
Cancelled – 1990 Plan	—	(61,066)	7.66
Balance at December 31, 2006	201,200	2,047,098	3.59
Reserved	250,000	—	—
Granted	(513,100)	513,100	3.74
Exercised	—	(142,616)	1.23	$478,000
Cancelled – 2003 Plan	96,968	(96,968)	1.60
Cancelled – 1990 Plan	—	(66,400)	8.17
Balance at December 31, 2007	35,068	2,254,214	$3.73

The numbers of options exercisable under the Option Plans were:

December 31, 2005	1,207,131
December 31, 2006	1,242,487
December 31, 2007	1,372,417

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about the stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.58 – $ 0.95	75,401	7.93 years	$ 0.76	41,997	$ 0.71
0.96 – 1.01	240,600	7.38 years	0.96	165,263	0.96
1.02 – 1.20	405,200	8.37 years	1.19	140,208	1.19
1.21 – 1.31	270,000	6.71 years	1.31	240,000	1.31
1.32 – 1.95	47,284	6.14 years	1.95	47,284	1.95
1.96 – 2.86	10,800	8.56 years	2.86	3,602	2.86
2.87 – 4.28	599,597	8.29 years	3.79	129,731	3.95
4.29 – 5.80	90,199	5.28 years	5.74	89,199	5.75
5.81 – 8.60	313,133	2.80 years	7.77	313,133	7.77
8.61 – 11.36	202,000	3.74 years	9.58	202,000	9.58
$0.58 – $11.36	2,254,214	6.67 years	$ 3.73	1,372,417	$ 4.49

Options outstanding under the Option Plans expire at various dates during the period October 2009 through December 2017. Options outstanding at December 31, 2007 had a weighted average remaining life of 6.67 years and an aggregate intrinsic value of $1,702,000. Options exercisable at December 31, 2007 had a weighted average remaining life of 5.29 years and an aggregate intrinsic value of $1,022,000. The weighted average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005, were $1.38, $0.52 and $0.45.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “Plan”) that enables employees to contribute up to 10% of their compensation toward the purchase of the Company’s common stock at 85% of market value. During the years ended December 31, 2007, 2006 and 2005, employees purchased 164,040, 57,460, and 28,231 shares under the Plan. At December 31, 2007, 195,577 shares are reserved for future employee purchases of common stock under the Plan. For the year ended December 31, 2007, the Company recognized $56,000 of stock-based compensation expense related to the Plan.

7.	Income Taxes. The provision (benefit) for income taxes consists of the following:

Year Ended December 31	2007	2006	2005
Current taxes - Federal	$7,000	$—	$—
Current taxes - State	15,000	—	—
Deferred taxes - Federal	189,000	—	—
Deferred taxes - State	17,000	—	—
Benefit from release of valuation allowance	(2,337,000)	—	—
Provision (benefit) for income taxes	$(2,109,000)	$—	$—

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

Significant components of the deferred taxes are as follows:

As of December 31	2007	2006
Current Deferred Tax Assets:
Net operating loss carryforwards	$550,000	$—
Accrued expenses	96,000	76,000
Inventory reserve	27,000	35,000
Other	4,000	4,000
Current deferred tax assets before valuation allowance	677,000	115,000
Less valuation allowance	(513,000)	(115,000)
Current deferred tax assets	$164,000	$—

Long -Term Deferred Tax Assets:
Net operating loss carryforwards	$7,182,000	$8,508,000
Warrant expense	563,000	—
Accrued expenses	215,000	300,000
Depreciation	96,000	56,000
Stock options	52,000	16,000
Alternative minimum tax credits	31,000	6,000
Other	—	21,000
Long-term deferred tax assets before valuation allowance	8,139,000	8,907,000
Less valuation allowance	(6,172,000)	(8,907,000)
Long-term deferred tax assets	$1,967,000	$—

At December 31, 2007, the Company had net operating loss carryforwards of approximately $21,600,000, which are available to offset future taxable income. The Company has determined that these carryforwards are not currently subject to the limitations of Internal Revenue Code Section 382 which provides limitations on the availability of net operating losses to offset current taxable income if an ownership change has occurred. These carryforwards will begin expiring in 2010.

During 2007 the Company generated $25,000 of alternative minimum tax credits. At December 31, 2007, the Company had indefinite-lived alternative minimum tax credit carryforwards of $31,000.

The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets. During the year ended December 31, 2007, the Company recorded a $2,337,000 net release to the valuation allowance due to changes in the Company’s expectations regarding its ability to realize certain deferred tax assets, which resulted from a determination that it was more likely than not that these deferred tax assets would be realized. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgement and take into account the Company’s recent performance.

The Company will continue to assess the valuation allowance and to the extent it is determined that said allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized in the future. Included as part of the Company’s net operating loss carryforwards are approximately $3,300,000 in tax deductions that resulted from the exercise of stock options. When these loss carryforwards are realized the corresponding changes in the valuation allowance will be recorded as additional paid-in capital.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

The actual tax expense attributable to income from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the net income (loss) as follows:

Year Ended December 31	2007	2006	2005
Federal statutory rate	34.0%	34.0%	(34.0)%

Change in valuation allowance	(961.0)	(48.2)	22.2
Stock options	56.8	0.5	—
State taxes	(41.9)	(0.4)	(0.3)
Meals & entertainment	9.4	0.8	0.6
Expiration of carryforwards	-	13.3	11.5
Effective federal income tax rate	(902.7)%	0.0%	0.0%

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No 109” (FIN 48). As a result of implementation of FIN 48, the Company has determined that no liability is required to be recognized. The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service are 2004 through 2007. With limited exceptions, tax years prior to 2003 are no longer open in major state and local tax jurisdictions.

8.

Employee Benefit Plans. The Company has a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. During the year ended December 31, 2007 the Company made a matching contribution of $66,000 and during the years ended December 31, 2006 and 2005 the Company made no matching contributions.

9.	Concentrations.

Major Customers. During the year ended December 31, 2007, two customers accounted for 15% and 11% of the Company’s total net sales. At December 31, 2007, these two customers represented 23% and 4% of the Company’s total accounts receivable. During the year ended December 31, 2006 two customers accounted for 26% and 10% of the Company’s total net sales. At December 31, 2006, these two customers represented 20% and 14% of the Company’s total accounts receivable and two other customers represented 15% and 12% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results.

Export Sales. Export sales accounted for approximately 1% of total net sales during the years ended December 31, 2007, 2006 and 2005.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

10.	Quarterly Financial Data. (Unaudited)

Quarterly data for the years ended December 31, 2007 and 2006 was as follows:

Year Ended December 31, 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$6,065,000	$6,969,000	$6,461,000	$4,936,000
Gross profit	3,358,000	4,160,000	3,608,000	2,416,000
Net income (loss)	427,000	1,198,000	(907,000)	1,625,000
Net income (loss) per share:
Basic	$0.03	$0.08	$(0.06)	$0.10
Diluted	$0.03	$0.07	$(0.06)	$0.10

Year Ended December 31, 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$5,422,000	$5,853,000	$5,112,000	$5,507,000
Gross profit	2,974,000	3,232,000	2,600,000	3,034,000
Net income	639,000	949,000	228,000	580,000
Net income per share:
Basic	$0.04	$0.06	$0.02	$0.04
Diluted	$0.04	$0.06	$0.01	$0.04

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures as of December 31, 2007 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosures.

We will consider further actions and continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate. Management does not expect that disclosure controls and procedures or internal controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. While management believes that its disclosure controls and procedures provide reasonable assurance that fraud can be detected and prevented, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2007.

The certification of the Company’s Principal Executive Officer and Principal Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal controls over financial reporting. Such certifications should be read in conjunction with the information contained in the Item 9A for a more complete understanding of the matters covered by such certifications.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance

Information concerning Executive Officers of the Company is included in this Annual Report in Item 4A under the caption “Executive Officers of the Registrant.” The information required by Item 10 concerning the directors of the Company and corporate governance is incorporated herein by reference to the Company’s proxy statement for its 2008 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 11.    Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement for its 2008 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the Company’s proxy statement for its 2008 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the Company’s proxy statement for its 2008 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 14.    Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the Company’s proxy statement for its 2008 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 15.    Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2007 and 2006

Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Financial Statements

The following schedule of Insignia Systems, Inc. is included in Item 15:

Schedule II. Valuation and Qualifying Accounts

(a)	Exhibits

Exhibit Number	Description	Incorporation By Reference To

3.1	Articles of Incorporation of Registrant, as amended to date	Exhibit 3.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

3.2	Bylaws, as amended to date	Exhibit 3.1 of the Registrant’s Form 8-K filed February 23, 2007

4.1	Specimen Common Stock Certificate of Registrant	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

10.1	The Company’s 1990 Stock Plan, as amended	Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

10.2	Lease Agreement between Insignia Systems, Inc. and the Landlord , dated October 31, 2002	Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10.3	Sublease Agreement between Insignia Systems, Inc. and the Sublessee dated March 31, 2005	Exhibit 10.2 of the Registrants Form 10-Q for the quarterly period ended March 31, 2005

10.4	License Agreement between Thomas and Lawrence McGourty and Insignia Systems, Inc. dated January 23, 1990, as amended	Exhibit 10.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

10.5	Barcode License and Support Agreement between Thomas and Lawrence McGourty and Insignia Systems, Inc. dated January 23, 1990	Exhibit 10.2 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

10.6	Employee Stock Purchase Plan, as amended	Exhibit 4.1 of the Registrants Registration Statement on Form S-8, Reg. No. 333-136591

10.7	The Company’s 2003 Incentive Stock Option Plan, as amended	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-145506

10.8	Amended Change in Control Severance Agreement with Scott F. Drill dated December 20, 2005	Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

10.9	Amended Change in Control Severance Agreement with Justin W. Shireman dated December 20, 2005	Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

10.10	Consulting Agreement, effective February 1, 2006, between Gary L. Vars and the Company	Exhibit 4.1 of the Registrant’s Form 8-K filed February 1, 2006

10.11	Nonqualified Stock Option Agreement, effective February 1, 2006, between Gary L. Vars and the Company	Exhibit 4.2 of the Registrant’s Form 8-K filed February 1, 2006

10.12	Exclusive Reseller Agreement between Valassis Sales & Marketing Services, Inc. and the Company entered into as of June 12, 2006	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2006

10.13	2007 CEO Bonus Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed January 4, 2007

10.14	Amended Change in Control Severance Agreement with Scott J. Simcox dated February 20, 2007	Exhibit 10.1 of the Registrant’s Form 8-K filed February 23, 2007

10.15	2007 Annual Executive Incentive Plan dated February 20, 2007	Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006

10.16	Amended Change in Control Severance Agreement with Alan Jones dated May 23, 2007	Exhibit 10.1 of the Registrant’s Form 8-K filed May 30, 2007

10.17	Amended Change in Control Severance Agreement with A. Thomas Lucas dated May 23, 2007	Exhibit 10.2 of the Registrant’s Form 8-K filed May 30, 2007

10.18	Amendment #2 dated July 2, 2007 to Exclusive Reseller Agreement dated June 12, 2006 between Valassis Sales & Marketing Services, Inc. and the Company	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007

10.19	Form of Warrant dated July 2, 2007 to purchase shares of common stock issued to Valassis Sales & Marketing Services, Inc. by the Company per Amendment #2 to the Exclusive Reseller Agreement	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007

10.20	Lease Termination Agreement between the Company and the Landlord, dated October 12, 2007	Filed herewith

10.21	Sublease Termination Agreement between the Company and the Sublessee dated October 12, 2007	Filed herewith

10.22	Lease Agreement between the Company and the Landlord (Opus Northwest, L.L.C.) dated March 27, 2008 (exhibits omitted)	Filed herewith

10.23	2008 CEO Bonus Plan	Filed herewith

10.24	2008 Executive Incentive Bonus Plan	Filed herewith

14	Code of Ethics	Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SCHEDULE II. Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions Describe		Balance at End of Period

Year ended December 31, 2007
Allowance for doubtful accounts	$10,000	$—	$—		$10,000
Provision for inventory lower of cost or market adjustment	95,000	(14,000)	(8,000	)(2)	73,000

Year ended December 31, 2006
Allowance for doubtful accounts	$50,000	$(31,000)	$9,000	(1)	$10,000
Provision for inventory lower of cost or market adjustment	107,000	11,000	(23,000	)(2)	95,000

Year ended December 31, 2005
Allowance for doubtful accounts	$50,000	$14,000	$14,000	(1)	$50,000
Provision for inventory lower of cost or market adjustment	113,000	(6,000)	—	(2)	107,000

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Inventory scrapped and disposed of.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Scott F. Drill
Scott F. Drill President and CEO

Dated:   March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott F. Drill	President, Chief Executive Officer (principal
Scott F. Drill	executive officer) Secretary and Director	March 28, 2008

/s/ Justin W. Shireman	Vice President of Finance, Chief Financial Officer
Justin W. Shireman	(principal financial and accounting officer) and Treasurer	March 28, 2008

/s/ Peter V. Derycz	Director	March 28, 2008
Peter V. Derycz

/s/ Donald J. Kramer	Director	March 28, 2008
Donald J. Kramer

/s/ Reid V. MacDonald	Director	March 28, 2008
Reid V. MacDonald

/s/ W. Robert Ramsdell	Director	March 28, 2008
W. Robert Ramsdell

/s/ Gordon F. Stofer	Director	March 28, 2008
Gordon F. Stofer