Form 10-Q
period 2008-03-31
INSIGNIA SYSTEMS INC/MN
filed 2008-05-15
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of May 12, 2008, was 15,590,097.

Insignia Systems, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

Insignia Systems, Inc.

BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$6,674,000	$7,393,000
Accounts receivable – net of $10,000 allowance	4,204,000	2,155,000
Inventories	494,000	397,000
Deferred tax assets, net	164,000	164,000
Prepaid expenses and other	950,000	883,000
Total Current Assets	12,486,000	10,992,000

Other Assets:
Property and equipment, net	307,000	375,000
Non-current deferred tax assets, net	1,967,000	1,967,000
Other	40,000	6,000

Total Assets	$14,800,000	$13,340,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term liabilities	$226,000	$266,000
Accounts payable	2,211,000	1,369,000
Accrued liabilities
Compensation	641,000	622,000
Employee stock purchase plan	36,000	98,000
Legal	324,000	208,000
Other	265,000	373,000
Deferred revenue	1,037,000	305,000
Total Current Liabilities	4,740,000	3,241,000

Long-Term Liabilities, less current maturities	398,000	422,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 40,000,000
Issued and outstanding shares – 15,590,000 at March 31, 2008 and 15,550,000 at December 31, 2007	156,000	156,000
Additional paid-in capital	32,250,000	32,025,000
Accumulated deficit	(22,744,000)	(22,504,000)
Total Shareholders’ Equity	9,662,000	9,677,000

Total Liabilities and Shareholders’ Equity	$14,800,000	$13,340,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2008	2007
Services revenues	$5,948,000	$5,370,000
Products sold	615,000	695,000
Total Net Sales	6,563,000	6,065,000

Cost of services	2,612,000	2,296,000
Cost of goods sold	417,000	411,000
Total Cost of Sales	3,029,000	2,707,000
Gross Profit	3,534,000	3,358,000

Operating Expenses:
Selling	1,648,000	1,469,000
Marketing	361,000	333,000
General and administrative	1,822,000	1,129,000
Total Operating Expenses	3,831,000	2,931,000
Operating Income (Loss)	(297,000)	427,000

Other Income (Expense):
Interest income	73,000	44,000
Interest expense	(16,000)	(34,000)
Total Other Income	57,000	10,000
Income (Loss) Before Taxes	(240,000)	437,000

Income tax expense	—	10,000
Net Income (Loss)	$(240,000)	$427,000

Net income (loss) per share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

Shares used in calculation of net income (loss) per share:
Basic	15,590,000	15,312,000
Diluted	15,590,000	16,023,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Three Months Ended March 31, 2008
Balance at December 31, 2007	15,550,000	$156,000	$32,025,000	$(22,504,000)	$9,677,000
Issuance of common stock, net	40,000	0	95,000		95,000
Value of stock-based compensation			130,000		130,000
Net loss				(240,000)	(240,000)

Balance at March 31, 2008	15,590,000	$156,000	$32,250,000	$(22,744,000)	$9,662,000

Three Months Ended March 31, 2007
Balance at December 31, 2006	15,152,000	$152,000	$29,557,000	$(24,847,000)	$4,862,000
Issuance of common stock, net	164,000	1,000	97,000		98,000
Value of stock-based compensation			75,000		75,000
Net income				427,000	427,000

Balance at March 31, 2007	15,316,000	$153,000	$29,729,000	$(24,420,000)	$5,462,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2008	2007
Operating Activities:
Net income (loss)	$(240,000)	$427,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	87,000	60,000
Stock-based compensation	130,000	75,000
Changes in operating assets and liabilities:
Accounts receivable	(2,049,000)	(1,421,000)
Inventories	(97,000)	(43,000)
Prepaid expenses and other	(101,000)	(32,000)
Accounts payable	842,000	253,000
Accrued liabilities	(35,000)	81,000
Deferred revenue	732,000	556,000
Net cash used in operating activities	(731,000)	(44,000)

Investing Activities:
Purchases of property and equipment	(19,000)	(40,000)
Net cash used in investing activities	(19,000)	(40,000)

Financing Activities:
Net change in line of credit	—	(59,000)
Payment of long-term liabilities	(64,000)	(58,000)
Proceeds from issuance of common stock, net	95,000	98,000
Net cash provided by (used in) financing activities	31,000	(19,000)
Decrease in cash and cash equivalents	(719,000)	(103,000)
Cash and cash equivalents at beginning of period	7,393,000	3,785,000
Cash and cash equivalents at end of period	$6,674,000	$3,682,000

Supplemental disclosures for cash flow information:
Cash paid during periods for interest	$6,000	$20,000

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2008, and its results of operations and cash flows for the three months ended March 31, 2008 and 2007. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Summary of Significant Accounting Policies in the Company’s 2007 Annual Report on Form  10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	March 31, 2008	December 31, 2007
Raw materials	$118,000	$82,000
Work-in-process	37,000	36,000
Finished goods	339,000	279,000
	$494,000	$397,000

Property and Equipment. Property and equipment consists of the following:

	March 31, 2008	December 31, 2007
Production tooling, machinery and equipment	$1,727,000	$1,725,000
Office furniture and fixtures	191,000	191,000
Computer equipment and software	715,000	698,000
Leasehold improvements	368,000	368,000
	3,001,000	2,982,000
Accumulated depreciation and amortization	(2,694,000)	(2,607,000)
Net Property and Equipment	$307,000	$375,000

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

There were 5,000 stock option awards during the three months ended March 31, 2008. Total stock-based compensation expense recorded for the three months ended March 31, 2008 and 2007, was $130,000 and $75,000, respectively. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards with the following weighted average assumptions for the stock option awards granted during the three months ended March 31, 2008: expected life of 3.5 years, expected volatility of 60%, dividend yield of 0% and a risk-free interest rate of 2.31%.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 2,018,000 and 762,000 shares of common stock with weighted average exercise prices of $5.17 and $7.49 were outstanding at March 31, 2008 and 2007 and were not included in the computation of common stock equivalents for the three months ended March 31, 2008 and 2007 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. During the three months ended March 31, 2008, the effect of options and warrants outstanding was anti-dilutive due to the net loss incurred during the period. Had net income been achieved, approximately 519,000 of common stock equivalents would have been included in the computation of diluted net income per share.

Weighted average common shares outstanding for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31
	2008	2007
Denominator for basic net income (loss) per share – weighted average shares	15,590,000	15,312,000

Effect of dilutive securities:
Stock options and warrants	—	711,000

Denominator for diluted net income (loss) per share – adjusted weighted average shares	15,590,000	16,023,000

2.	Commitments and Contingencies.

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

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006 News America filed counterclaims similar to the claims in its New York action against Insignia and one of its officers. Motions to dismiss the counterclaims were argued in June 2007, and on September 28, 2007 the Court denied the motions to dismiss the counterclaims. The parties are now engaged in pre-trial discovery. Pursuant to Court order, all discovery and pre-trial matters must be completed by February 2009. On February 4, 2008, the Court approved a Consent Decree entered into by News America and the State of Minnesota under which News America agreed to not violate Minnesota’s statutes prohibiting commercial disparagement.

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

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuits to be significant throughout 2008 and 2009. During the quarter ended March 31, 2008, the Company incurred legal fees of $972,000 related to the News America litigation. Legal fees are expensed as incurred.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

3.

Concentrations. During the three months ended March 31, 2008, one customer accounted for 13% of the Company’s total net sales. At March 31, 2008 this customer represented 18% of the Company’s total accounts receivable. During the three months ended March 31, 2007, this customer accounted for 18% of the Company’s total net sales and one other customer accounted for 14% of the Company’s total net sales.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months ended March 31
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	46.1	44.6
Gross profit	53.9	55.4
Operating expenses:
Selling	25.1	24.2
Marketing	5.5	5.5
General and administrative	27.8	18.6
Total operating expenses	58.4	48.3
Operating income (loss)	(4.5)	7.1
Other income	0.8	0.1
Income (loss) before taxes	(3.7)	7.2
Income tax expense	0.0	(0.2)
Net income (loss)	(3.7)%	7.0%

Increased net sales in the first three months of 2008 compared to the first three months of 2007 resulted in increased gross profit in 2008. This increase in gross profit was more than offset by increased operating expense in 2008 resulting in a net loss in the first quarter of 2008 compared to net income in the first quarter of 2007. The increased operating expense in the 2008 period was primarily legal expense related to the News America litigation and increased sales commissions related to increased sales.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2007, included in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2008. We believe our most critical accounting policies and estimates include the following:

•	revenue recognition;
•	allowance for doubtful accounts;
•	accounting for deferred income taxes; and
•	stock-based compensation.

Three Months ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Sales. Net sales for the three months ended March 31, 2008 increased 8.2% to $6,563,000 compared to $6,065,000 for the three months ended March 31, 2007.

Service revenues from our POPSign programs for the three months ended March 31, 2008 increased 10.8% to $5,948,000 compared to $5,370,000 for the three months ended March 31, 2007. The increase was primarily due to an increase in the number of POPSign programs sold to customers (consumer packaged goods manufacturers) during the quarter.

Product sales for the three months ended March 31, 2008 decreased 11.5% to $615,000 compared to $695,000 for the three months ended March 31, 2007. This was primarily due to lower sales of thermal sign card based on decreased demand for those products from our customers.

Gross Profit. Gross profit for the three months ended March 31, 2008 increased 5.2% to $3,534,000 compared to $3,358,000 for the three months ended March 31, 2007. Gross profit as a percentage of total net sales decreased to 53.9% for 2008 compared to 55.4% for 2007.

Gross profit from our POPSign program revenues for the three months ended March 31, 2008 increased 8.5% to $3,336,000 compared to $3,074,000 for the three months ended March 31, 2007. The increase was primarily due to increased sales in 2008. Gross profit as a percentage of POPSign program revenues decreased to 56.1% for 2008 compared to 57.2% for 2007, primarily due to increased retailer payments and increased staffing levels.

Gross profit from our product sales for the three months ended March 31, 2008 decreased 30.3% to $198,000 compared to $284,000 for the three months ended March 31, 2007. The decrease was primarily due to decreased sales combined with fixed costs. Gross profit as a percentage of product sales decreased to 32.2% for 2008 compared to 40.9% for 2007, due to the factors discussed above.

Operating Expenses

Selling. Selling expenses for the three months ended March 31, 2008 increased 12.2% to $1,648,000 compared to $1,469,000 for the three months ended March 31, 2007, primarily due to increased sales commissions in 2008 due to increased sales and increased staffing levels. Selling expenses as a percentage of total net sales increased to 25.1% in 2008 compared to 24.2% in 2007, due to the increased costs discussed above, offset partially by the effect of increased sales in 2008.

Marketing. Marketing expenses for the three months ended March 31, 2008 increased 8.4% to $361,000 compared to $333,000 for the three months ended March 31, 2007, primarily due to increased staff levels which were partially offset by decreased data acquisition costs. Marketing expenses as a percentage of total net sales was 5.5% in 2008 and in 2007, due to the increased costs discussed above, offset by the effect of increased sales in 2008.

General and administrative. General and administrative expenses for the three months ended March 31, 2008 increased 61.4% to $1,822,000 compared to $1,129,000 for the three months ended March 31, 2007, primarily due to increased legal expense and increased staff levels. General and administrative expenses as a percentage of total net sales increased to 27.8% in 2008 compared to 18.6% in 2007, due to the increased costs discussed above, offset partially by the effect of increased sales in 2008. Legal fees were $1,031,000 for the three months ended March 31, 2008 compared to $422,000 for the three months ended March 31, 2007. The legal fees in each quarter were incurred primarily in connection with the News America lawsuit described in Note 2 to the financial statements. We currently expect the amount of additional legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout the remainder of 2008. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Other Income. Other income for the three months ended March 31, 2008 was $57,000 compared to $10,000 for the three months ended March 31, 2007. The difference was due primarily to increased interest income in 2008 as a result of higher cash balances and the absence of interest expense in 2008 on the line of credit.

Income Taxes. The Company did not record an income tax benefit for the three months ended March 31, 2008, as a result of the current period activity and its continued analysis of future taxable income levels and the amount of net deferred tax assets recorded at March 31, 2008. The Company recorded income tax expense of $10,000 for the quarter ended March 31, 2007, related to alternative minimum tax liability.

Net Income (Loss). Our net loss for the three months ended March 31, 2008 was $240,000 compared to net income of $427,000 for the three months ended March 31, 2007.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At March 31, 2008, working capital was $7,746,000 compared to $7,751,000 at December 31, 2007. During the three months ended March 31, 2008, cash and cash equivalents decreased $719,000 from $7,393,000 at December 31, 2007 to $6,674,000 at March 31, 2008.

Net cash used in operating activities during the three months ended March 31, 2008 was $732,000. The decrease in cash and cash equivalents from operating activities resulted from the $240,000 net loss for the quarter, non-cash expense of $216,000 (for depreciation, amortization and stock-based compensation) and $708,000 of cash used by changes in operating assets and liabilities. Accounts receivable increased $2,049,000 during the three months ended March 31, 2008 primarily due to higher POPSign billings in March of 2008 compared to December of 2007. Accounts payable and accrued liabilities increased $807,000 during the quarter primarily as a result of increased business activity and related expenses (primarily legal expenses). Deferred revenue increased $732,000 primarily due to timing of invoicing relative to POPSign program revenue recognition. The Company expects accounts receivable and accounts payable to fluctuate during 2008 depending on the level of quarterly POPSign revenues.

Net cash of $19,000 was used in investing activities during the three months ended March 31, 2008, due to the purchase of property and equipment, primarily the purchase of computer hardware and software. Capital expenditures for each of the remaining quarters of 2008 are expected to increase due to planned capital equipment expenditures and leasehold improvement expenditures related to the moved to a new facility in July 2008.

Net cash of $32,000 was provided by financing activities during the three months ended March 31, 2008 as a result of $96,000 of proceeds from the issuance of common stock from the employee stock purchase plan which was partially offset by the payment of $64,000 of principal on long-term liabilities.

The Company believes that based upon current business conditions, its existing cash balance and future cash from operations will be sufficient for its cash requirements for the remainder of 2008. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

Cautionary Statement Regarding Forward Looking Information

Statements made in this quarterly report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward looking statements.” Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2007, and updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006 News America filed counterclaims similar to the claims in its New York action against Insignia and one of its officers. Motions to dismiss the counterclaims were argued in June 2007, and on September 28, 2007 the Court denied the motions to dismiss the counterclaims. The parties are now engaged in pre-trial discovery. Pursuant to Court order, all discovery and pre-trial matters must be completed by February 2009. On February 4, 2008, the Court approved a Consent Decree entered into by News America and the State of Minnesota under which News America agreed to not violate Minnesota’s statutes prohibiting commercial disparagement.

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

Management currently expects the amount of legal fees that will be incurred in connection with the ongoing lawsuits to be significant throughout 2008 and 2009. During the three months ended March 31, 2008, the Company incurred legal fees of $972,000 related to the News America litigation. Legal fees are expensed as incurred.

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

Dated: May 14, 2008	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill President and Chief Executive Officer (principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman Vice President, Finance and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification