Form 10-Q
period 2008-06-30
INSIGNIA SYSTEMS INC/MN
filed 2008-08-14
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________________ to _________________

Commission File Number: 1-13471

INSIGNIA SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8799 Brooklyn Blvd.

Minneapolis, MN 55445

(Address of principal executive offices)

(763) 392-6200

(Registrant’s telephone number, including area code)

6470 Sycamore Court North

Maple Grove, MN 55369

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of July 31, 2008, was 15,592,597.

Insignia Systems, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

Insignia Systems, Inc.

BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$7,114,000	$7,393,000
Accounts receivable – net of $10,000 allowance	4,929,000	2,155,000
Inventories	578,000	397,000
Deferred tax assets, net	—	164,000
Prepaid expenses and other	972,000	883,000
Total Current Assets	13,593,000	10,992,000

Other Assets:
Property and equipment, net	411,000	375,000
Non-current deferred tax assets, net	1,924,000	1,967,000
Other	40,000	6,000

Total Assets	$15,968,000	$13,340,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term liabilities	$160,000	$266,000
Accounts payable	1,945,000	1,369,000
Accrued liabilities
Compensation	756,000	622,000
Employee stock purchase plan	72,000	98,000
Legal	397,000	208,000
Other	277,000	373,000
Deferred revenue	1,737,000	305,000
Total Current Liabilities	5,344,000	3,241,000

Long-Term Liabilities, less current maturities	398,000	422,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 40,000,000
Issued and outstanding shares – 15,590,000 at June 30, 2008 and 15,550,000 at December 31, 2007	156,000	156,000
Additional paid-in capital	32,404,000	32,025,000
Accumulated deficit	(22,334,000)	(22,504,000)
Total Shareholders’ Equity	10,226,000	9,677,000

Total Liabilities and Shareholders’ Equity	$15,968,000	$13,340,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Services revenues	$6,883,000	$6,193,000	$12,831,000	$11,563,000
Products sold	695,000	776,000	1,310,000	1,471,000
Total Net Sales	7,578,000	6,969,000	14,141,000	13,034,000

Cost of services	2,879,000	2,349,000	5,491,000	4,645,000
Cost of goods sold	405,000	460,000	822,000	871,000
Total Cost of Sales	3,284,000	2,809,000	6,313,000	5,516,000
Gross Profit	4,294,000	4,160,000	7,828,000	7,518,000

Operating Expenses:
Selling	1,669,000	1,426,000	3,317,000	2,895,000
Marketing	399,000	362,000	760,000	695,000
General and administrative	1,643,000	1,195,000	3,465,000	2,324,000
Total Operating Expenses	3,711,000	2,983,000	7,542,000	5,914,000
Operating Income	583,000	1,177,000	286,000	1,604,000

Other Income (Expense):
Interest income	50,000	51,000	123,000	95,000
Interest expense	(14,000)	(24,000)	(30,000)	(58,000)
Other income	(2,000)	—	(2,000)	—
Total Other Income	34,000	27,000	91,000	37,000
Income Before Taxes	617,000	1,204,000	377,000	1,641,000

Income tax expense	207,000	6,000	207,000	16,000

Net Income	$410,000	$1,198,000	$170,000	$1,625,000

Net income per share:
Basic	$0.03	$0.08	$0.01	$0.11
Diluted	$0.03	$0.07	$0.01	$0.10

Shares used in calculation of net income per share:
Basic	15,590,000	15,344,000	15,590,000	15,323,000
Diluted	16,000,000	16,139,000	16,055,000	16,080,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Six Months Ended June 30, 2008
Balance at December 31, 2007	15,550,000	$156,000	$32,025,000	$(22,504,000)	$9,677,000
Issuance of common stock, net	40,000	—	95,000	—	95,000
Stock-based compensation	—	—	284,000	—	284,000
Net income	—	—	—	170,000	170,000

Balance at June 30, 2008	15,590,000	$156,000	$32,404,000	$(22,334,000)	$10,226,000

Six Months Ended June 30, 2007
Balance at December 31, 2006	15,152,000	$152,000	$29,557,000	$(24,847,000)	$4,862,000
Issuance of common stock, net	195,000	2,000	125,000	—	127,000
Stock-based compensation	—	—	205,000	—	205,000
Net income	—	—	—	1,625,000	1,625,000

Balance at June 30, 2007	15,347,000	$154,000	$29,887,000	$(23,222,000)	$6,819,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2008	2007
Operating Activities:
Net income	$170,000	$1,625,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	175,000	124,000
Provision for income taxes	207,000	—
Stock-based compensation	284,000	205,000
Changes in operating assets and liabilities:
Accounts receivable	(2,774,000)	(1,056,000)
Inventories	(181,000)	(138,000)
Prepaid expenses and other	(123,000)	83,000
Accounts payable	576,000	53,000
Accrued liabilities	201,000	272,000
Deferred revenue	1,432,000	106,000
Net cash provided by (used in) operating activities	(33,000)	1,274,000

Investing Activities:
Purchases of property and equipment	(211,000)	(102,000)
Net cash used in investing activities	(211,000)	(102,000)

Financing Activities:
Net change in line of credit	—	(186,000)
Payment of long-term liabilities	(130,000)	(118,000)
Proceeds from issuance of common stock, net	95,000	127,000
Net cash used in financing activities	(35,000)	(177,000)
Increase (decrease) in cash and cash equivalents	(279,000)	995,000
Cash and cash equivalents at beginning of period	7,393,000	3,785,000
Cash and cash equivalents at end of period	$7,114,000	$4,780,000

Supplemental disclosures for cash flow information:
Cash paid during periods for interest	$11,000	$35,000
Cash paid during periods for income taxes	—	16,000

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2008, and its results of operations and cash flows for the three and six months ended June 30, 2008 and 2007. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2007 Annual Report on Form  10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	June 30, 2008	December 31, 2007
Raw materials	$160,000	$82,000
Work-in-process	69,000	36,000
Finished goods	349,000	279,000
	$578,000	$397,000

Property and Equipment. Property and equipment consists of the following:

	June 30, 2008	December 31, 2007
Production tooling, machinery and equipment	$1,810,000	$1,725,000
Office furniture and fixtures	191,000	191,000
Computer equipment and software	675,000	698,000
Leasehold improvements	463,000	368,000
	3,139,000	2,982,000
Accumulated depreciation and amortization	(2,728,000)	(2,607,000)
Net Property and Equipment	$411,000	$375,000

Stock-Based Compensation. The Company accounts for its stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R). We recognize stock compensation expense on a straight-line method over the requisite service period of the award.

There were 321,000 stock option awards during the six months ended June 30, 2008. Total stock-based compensation expense recorded for the six months ended June 30, 2008 and 2007, was $284,000 and $205,000, respectively. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards with the following weighted average assumptions for the stock option awards granted during the six months ended June 30, 2008: expected life of 3.4 years, expected volatility of 75%, dividend yield of 0% and a risk-free interest rate of 2.67%.

Net Income Per Share. Basic net income per share is computed by dividing net income by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 2,150,000 and 926,000 shares of common stock with weighted average exercise prices of $4.96 and $6.81 were outstanding at June 30, 2008 and 2007 and were not included in the computation of common stock equivalents for the three months ended June 30, 2008 and 2007 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 2,084,000 and 865,000 shares of common stock with weighted average exercise prices of $5.06 and $7.02 were outstanding at June 30, 2008 and 2007 and were not included in the computation of common stock equivalents for the six months ended June 30, 2008 and 2007 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Denominator for basic net income per share – weighted average shares	15,590,000	15,344,000	15,590,000	15,323,000

Effect of dilutive securities:
Stock options and warrants	410,000	795,000	465,000	757,000

Denominator for diluted net income per share – adjusted weighted average shares	16,000,000	16,139,000	16,055,000	16,080,000

2.	Commitments and Contingencies.

Legal. In August 2000, News America Marketing In-Store, Inc. (News America), brought suit against the Company in U.S. District Court in New York, New York. The case was settled in November 2002. The terms of the settlement agreement are confidential. The settlement did not impact the Company’s operating results.

In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York, alleging that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with retailers and prospective economic advantage, and has engaged in unfair competition. The suit sought unspecified damages and injunctive relief. In February 2007 the U.S. District Court in New York transferred this action to Minnesota where the claims became part of the lawsuit the Company filed against News America and Albertson’s Inc. in 2004 (described below), and the New York action was subsequently dismissed.

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. (Albertson’s) in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006, News America filed counterclaims in the Minnesota case that included claims similar to those in its New York action against Insignia and one of its officers, plus claims for damages for two alleged incidents of libel and slander. Motions to dismiss the counterclaims were argued in June 2007, and on September 28, 2007 the Court denied the motions to dismiss the counterclaims. The parties are now engaged in pre-trial discovery. Pursuant to Court order, all discovery and pre-trial matters must be completed by March 20, 2009. On February 4, 2008, the Court approved a Consent Decree entered into by News America and the State of Minnesota under which News America agreed to not violate Minnesota’s statutes prohibiting commercial disparagement. On July 29, 2008, the Company and Albertson’s entered into a Settlement Agreement and Mutual Release, in which they each agreed to release all claims against the other, and the Company agreed to dismiss its lawsuit against Albertson’s.

The Company filed claims in December 2006 and January 2007 with its director’s and officer’s liability and general liability insurers related to the defense costs and insurance coverage for claims asserted against the Company and one of its officers in News America’s counterclaims. On August 9, 2007, the Company filed a complaint against the insurers in Hennepin County District Court, State of Minnesota requesting a declaratory judgment that the insurers owe the Company and its officer such defense costs and insurance coverage. In December 2007, the Company settled its claim against one of the insurers, and the litigation is continuing against the other insurer.

Although management believes that News America’s counterclaims are without merit, an evaluation of the likelihood of an unfavorable outcome and an estimate of the potential liability cannot be rendered at this time. If the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuits to be significant throughout 2008 and 2009. During the six months ended June 30, 2008, the Company incurred legal fees and expenses of $1,790,000 related to the ongoing lawsuits. Legal fees and expenses are expensed as incurred.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

3.

Income Taxes. Income tax expense was $207,000 for the six months ended June 30, 2008 which was based upon an effective rate of 55% which incorporated a statutory rate of 37% and the effect of nondeductible expenses for tax purposes related to stock-based compensation and meals and entertainment. The Company recorded income tax expense of $16,000 for the six months ended June 30, 2007 which was related to alternative minimum taxes. With exception of alternative minimum taxes and certain state taxes, the Company will not use cash for income taxes until its net operating losses are fully utilized on its tax returns.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company has assessed the likelihood of realization of its deferred tax assets. The Company has determined that it is not more likely than not that its entire deferred tax asset will be utilized. Therefore, the Company continues to record a valuation allowance against the amount of its deferred tax asset that does not meet the more likely than not threshold. The Company will continue to evaluate this conclusion in future periods. The Company has also concluded that it does not need to record any reserve for income tax uncertainties under FASB Interpretation No. 48 (“FIN 48”).

4.

Concentrations. During the six months ended June 30 2008, two customers each accounted for 11% of the Company’s total net sales. At June 30, 2008 one of these customers represented 29% of the Company’s total accounts receivable and one other customer represented 14% of the Company’s total accounts receivable. During the six months ended June 30, 2007, two other customers accounted for 13% and 12% of the Company’s total net sales.

Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results.

5.

New Accounting Pronouncements. In May 2008, the Financial Accounting Standards Board released Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS No. 162 will have a significant impact on the Company's financial statements.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.3	40.3	44.6	42.3
Gross profit	56.7	59.7	55.4	57.7
Operating expenses:
Selling	22.0	20.5	23.5	22.2
Marketing	5.3	5.2	5.4	5.3
General and administrative	21.7	17.1	24.5	17.9
Total operating expenses	49.0	42.8	53.4	45.4
Operating income	7.7	16.9	2.0	12.3
Other income	0.4	0.4	0.7	0.3
Income before taxes	8.1	17.3	2.7	12.6
Income tax expense	2.7	0.1	1.5	0.1
Net income	5.4%	17.2%	1.2%	12.5%

Increased net sales in the first six months of 2008 compared to the first six months of 2007 resulted in increased gross profit in 2008. This increase in gross profit was more than offset by increased operating expense in 2008 resulting in a reduced net income in the first six months of 2008 as compared to the first six months of 2007. The increased operating expense in the 2008 period was primarily legal fees and expenses related to the News America litigation and increased sales commissions related to increased sales and higher incentives.

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

Three and Six Months ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Net Sales. Net sales for the three months ended June 30, 2008 increased 8.7% to $7,578,000 compared to $6,969,000 for the three months ended June 30, 2007. Net sales for the six months ended June 30, 2008 increased 8.5% to $14,141,000 compared to $13,034,000 for the six months ended June 30, 2007.

Service revenues from our POPSign programs for the three months ended June 30, 2008 increased 11.1% to $6,883,000 compared to $6,193,000 for the three months ended June 30, 2007. Service revenues from our POPSign programs for the six months ended June 30, 2008 increased 11.0% to $12,831,000 compared to $11,563,000 for the six months ended June 30, 2007. The increases were primarily due to an increase in the number of POPSign programs executed for customers (consumer packaged goods manufacturers) during the 2008 periods which more than offset reductions in the average sign price during the 2008 periods.

Product sales for the three months ended June 30, 2008 decreased 10.4% to $695,000 compared to $776,000 for the three months ended June 30, 2007. Product sales for the six months ended June 30, 2008 decreased 11.0% to $1,310,000 compared to $1,471,000 for the six months ended June 30, 2007. The decreases were primarily due to lower sales of thermal sign card supplies based on decreased demand for those products from our customers.

Gross Profit. Gross profit for the three months ended June 30, 2008 increased 3.2% to $4,294,000 compared to $4,160,000 for the three months ended June 30, 2007. Gross profit for the six months ended June 30, 2008 increased 4.1% to $7,828,000 compared to $7,518,000 for the six months ended June 30, 2007. Gross profit as a percentage of total net sales decreased to 56.7% for the three months ended June 30, 2008, compared to 59.7% for the three months ended June 30, 2007. Gross profit as a percentage of total net sales decreased to 55.4% for the six months ended June 30, 2008, compared to 57.7% for the six months ended June 30, 2007.

Gross profit from our POPSign program revenues for the three months ended June 30, 2008 increased 4.2% to $4,004,000 compared to $3,844,000 for the three months ended June 30, 2007. Gross profit from our POPSign program revenues for the six months ended June 30, 2008 increased 6.1% to $7,340,000 compared to $6,918,000 for the six months ended June 30, 2007. The increases were primarily due to increased sales partially offset by increased retailer expense and increased staffing levels. Gross profit as a percentage of POPSign program revenues for the three months ended June 30, 2008 decreased to 58.2% compared to 62.1% for the three months ended June 30, 2007. Gross profit as a percentage of POPSign program revenues for the six months ended June 30, 2008 decreased to 57.2% compared to 59.8% for the six months ended June 30, 2007. The decreases in gross profit as a percentage of POPSign program revenues were primarily due to increased retailer expense and increased staff levels partially offset by increased sales in the 2008 periods.

Gross profit from our product sales for the three months ended June 30, 2008 decreased 8.2% to $290,000 compared to $316,000 for the three months ended June 30, 2007. Gross profit from our product sales for the six months ended June 30, 2008 decreased 18.7% to $488,000 compared to $600,000 for the six months ended June 30, 2007. The decreases were primarily due to decreased sales combined with fixed costs. Gross profit as a percentage of product sales was 41.7% for the three months ended June 30, 2008 compared to 40.7% for the three months ended June 30, 2007. The increase was due to a change in the product mix toward higher margin products partially offset by the effect of fixed costs. Gross profit as a percentage of product sales was 37.3% for the six months ended June 30, 2008 compared to 40.8% for the six months ended June 30, 2007. The decrease was due to decreased sales and the effect of fixed costs.

Operating Expenses

Selling. Selling expenses for the three months ended June 30, 2008 increased 17.0% to $1,669,000 compared to $1,426,000 for the three months ended June 30, 2007. Selling expenses for the six months ended June 30, 2008 increased 14.6% to $3,317,000 compared to $2,895,000 for the six months ended June 30, 2007. Increases in the 2008 periods were primarily due to increased sales commissions and increased staffing levels. The increased sales commissions were due to increased POPSign program sales and the effect of increased incentives for the sales force.

Selling expenses as a percentage of total net sales increased to 22.0% for the three months ended June 30, 2008 compared to 20.5% for the three months ended June 30, 2007. Selling expenses as a percentage of total net sales increased to 23.5% for the six months ended June 30, 2008 compared to 22.2% for the six months ended June 30, 2007. The increases in the selling expenses as a percentage of total net sales in the 2008 periods was due to the factors described above, partially offset by the effect of increased sales in the 2008 periods.

Marketing. Marketing expenses for the three months ended June 30, 2008 increased 10.2% to $399,000 compared to $362,000 for the three months ended June 30, 2007. Marketing expenses for the six months ended June 30, 2008 increased 9.4% to $760,000 compared to $695,000 for the six months ended June 30, 2007. Increased expenses in the 2008 periods as compared to the 2007 periods were the result of increased staffing levels and general spending partially offset by decreased data acquisition expense.

Marketing expenses as a percentage of total net sales increased to 5.3% for the three months ended June 30, 2008 compared to 5.2% for the three months ended June 30, 2007. Marketing expenses as a percentage of total net sales increased to 5.4% for the six months ended June 30, 2008 compared to 5.3% for the six months ended June 30, 2007. Increases in both periods were primarily due to the factors discussed above, partially offset by the effect of increased sales in the 2008 periods.

General and administrative. General and administrative expenses for the three months ended June 30, 2008 increased 37.5% to $1,643,000 compared to $1,195,000 for the three months ended June 30, 2007. General and administrative expenses for the six months ended June 30, 2008 increased 49.1% to $3,465,000 compared to $2,324,000 for the six months ended June 30, 2007. The increases for both the three months and six months were primarily due to increased legal fees and expenses and increased staff levels.

General and administrative expenses as a percentage of total net sales increased to 21.7% for the three months ended June 30, 2008 compared to 17.1% for the three months ended June 30, 2007. General and administrative expenses as percentage of total net sales increased to 24.5% for the six months ended June 30, 2008 compared to 17.9% for the six months ended June 30, 2007. Increases in both periods were primarily due to the factors discussed above, partially offset by the effect of increased sales in 2008.

Legal fees and expenses were $849,000 for the three months ended June 30, 2008 compared to $470,000 for the three months ended June 30, 2007. Legal fees and expenses were $1,880,000 for the six months ended June 30, 2008 compared to $892,000 for the six months ended June 30, 2007. The legal fees and expenses in each period were incurred primarily in connection with the News America lawsuit described in Note 2 to the financial statements. Increased legal fees and expenses in the 2008 periods reflect that the parties are now engaged in pre-trial discovery and trial preparation. We currently expect the amount of additional legal fees and expenses that will be incurred in connection with the ongoing lawsuit to be significant throughout the remainder of 2008 and into 2009. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Other Income (Expense). Other income (expense) for the three months ended June 30, 2008 was $34,000 compared to $27,000 for the three months ended June 30, 2007. The effect of higher cash balances in the 2008 period as compared to the 2007 period was offset by lower interest income rates in 2008, resulting in comparable interest income earned for both periods. Interest expense was lower in the second quarter of 2008 as compared to the second quarter of 2007, primarily due to the absence in 2008 of line of credit interest expense.

Other income (expense) for the six months ended June 30, 2008 was $91,000 compared to $37,000 for the six months ended June 30, 2007. The effect of higher cash balances in the 2008 period as compared to the 2007 period was partially offset by lower interest income rates in 2008, resulting in higher interest income earned in the 2008 period. Interest expense was lower in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, primarily due to the absence in 2008 of line of credit interest expense.

Income Taxes. The Company recorded a provision for income tax expense of $207,000 for both the three months and six months ended June 30, 2008. The provision for income tax expense was based upon an effective tax rate of 55% which incorporated a statutory tax rate of 37% and nondeductible expenses for tax purposes related to stock-based compensation as well as meals and entertainment. The Company recorded income tax expense of $6,000 for the three months ended June 30, 2007 and $16,000 for the six months ended June 30, 2007 related to alternative minimum tax liability. The significant difference in income tax expense recognized between the two years primarily relates to the Company’s determination that a portion of its valuation allowance against its net deferred tax asset should be reversed as of December 31, 2007.

Net Income. Net income for the three months ended June 30, 2008 was $410,000 compared to $1,198,000 for the three months ended June 30, 2007. Net income for the six months ended June 30, 2008 was $170,000 compared to $1,625,000 for the six months ended June 30, 2007.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At June 30, 2008, working capital was $8,249,000 compared to $7,751,000 at December 31, 2007. During the six months ended June 30, 2008, cash and cash equivalents decreased $279,000 from $7,393,000 at December 31, 2007 to $7,114,000 at June 30, 2008.

Net cash used in operating activities during the six months ended June 30, 2008 was $33,000. Net income of $170,000 for the six months ended June 30, 2008 was more than offset by changes in operating assets and liabilities, primarily an increase in accounts receivable. Accounts receivable increased $2,774,000 during the six months ended June 30, 2008 due to POPSign billings in May and June of 2008 being substantially higher than in November and December of 2007, and due to an advanced billing in June 2008 to a customer for an eleven month POPSign program contract. Accounts payable and accrued liabilities increased $777,000 during the six month period primarily as a result of increased business activity and related expenses. Deferred revenue increased $1,432,000 during the six months ended June 30, 2008 primarily due to the advanced billing to a customer described above. The Company expects accounts receivable, accounts payable and deferred revenue to fluctuate during 2008 depending on the level of quarterly POPSign revenues and related business activity as well as billing arrangements with customers.

Net cash of $211,000 was used in investing activities during the six months ended June 30, 2008, due to the purchase of property and equipment, primarily the purchase of computer hardware, software, office equipment, a digital printer and leasehold improvements related to the new facility to which the company relocated on July 28, 2008. The Company expects capital expenditures for the remainder of 2008 to exceed $600,000 as the Company invests additional amounts in POPSign printing equipment, leasehold improvements and miscellaneous computer equipment and software.

Net cash of $35,000 was used in financing activities during the six months ended June 30, 2008 as a result of the payment of $130,000 of principal on long-term liabilities which was partially offset by $95,000 of proceeds from the issuance of common stock from the employee stock purchase plan.

The Company believes that based upon current business conditions, its existing cash balance and future cash from operations will be sufficient for its cash requirements in the foreseeable future. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

Cautionary Statement Regarding Forward-Looking Information

Statements made in this quarterly report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2007, and updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

In October 2003, News America brought suit against the Company in U.S. District Court in New York, New York, alleging that the Company has engaged in deceptive acts and practices, has interfered with existing business relationships with retailers and prospective economic advantage, and has engaged in unfair competition. The suit sought unspecified damages and injunctive relief. In February 2007 the U.S. District Court in New York transferred this action to Minnesota where the claims became part of the lawsuit the Company filed against News America and Albertson’s Inc. in 2004 (described below), and the New York action was subsequently dismissed.

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. (Albertson’s) in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006, News America filed counterclaims in the Minnesota case that included claims similar to those in its New York action against Insignia and one of its officers, plus claims for damages for two alleged incidents of libel and slander. Motions to dismiss the counterclaims were argued in June 2007, and on September 28, 2007 the Court denied the motions to dismiss the counterclaims. The parties are now engaged in pre-trial discovery. Pursuant to Court order, all discovery and pre-trial matters must be completed by March 20, 2009. On February 4, 2008, the Court approved a Consent Decree entered into by News America and the State of Minnesota under which News America agreed to not violate Minnesota’s statutes prohibiting commercial disparagement. On July 29, 2008, the Company and Albertson’s entered into a Settlement Agreement and Mutual Release, in which they each agreed to release all claims against the other, and the Company agreed to dismiss its lawsuit against Albertson’s.

The Company filed claims in December 2006 and January 2007 with its director’s and officer’s liability and general liability insurers related to the defense costs and insurance coverage for claims asserted against the Company and one of its officers in News America’s counterclaims. On August 9, 2007, the Company filed a complaint against the insurers in Hennepin County District Court, State of Minnesota requesting a declaratory judgment that the insurers owe the Company and its officer such defense costs and insurance coverage. In December 2007, the company settled its claim against one of the insurers, and the litigation is continuing against the other insurer.

Although management believes that News America’s counterclaims are without merit, an evaluation of the likelihood of an unfavorable outcome and an estimate of the potential liability cannot be rendered at this time. If the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuits to be significant throughout 2008 and 2009. During the six months ended June 30, 2008, the Company incurred legal fees and expenses of $1,790,000 related to the ongoing lawsuits. Legal fees and expenses are expensed as incurred.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.	Risk Factors

Set forth below is an update to one of the Risk Factors contained in our report on Form 10-K for the year ended December 31, 2007:

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

Our POPS business and results of operations could be adversely affected if the number of retailer partners decreases significantly or if the retailer partners fail to continue to provide good service including performing their duties in placing and maintain POPSigns at the shelf in their stores and providing product movement data to us.

Our current contract with Safeway Stores was scheduled to expire on June 30, 2008. In May of this year, we entered into an agreement with Safeway to extend the contract to December 31, 2008. Failure to extend the Safeway contract beyond December 31, 2008, could have a material adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 21, 2008.

The shareholders present in person or by proxy voted to elect Donald J. Kramer, Scott F. Drill, Peter V. Derycz, Reid V. MacDonald, W. Robert Ramsdell and Gordon F. Stofer as directors with each director receiving the following votes:

	FOR	WITHHOLD AUTHORITY
Donald J. Kramer	13,649,945	369,636
Scott F. Drill	13,417,385	602,196
Peter V. Derycz	13,650,745	368,836
Reid V. MacDonald	13,650,745	368,836
W. Robert Ramsdell	13,642,965	376,616
Gordon F. Stofer	13,418,585	600,996

The shareholders present in person or by proxy voted to approve the Senior Management Litigation Incentive Plan. The vote consisted of 4,665,976 shares in favor, 824,397 shares against, 29,000 shares abstaining and 8,500,208 broker non-votes.

The shareholders present in person or by proxy voted to approve an amendment to the Company’s 2003 Incentive Stock Option Plan to increase the number of shares reserved for issuance under the Plan from 1,875,000 to 2,375,000. The vote consisted of 4,921,484 shares in favor, 571,389 shares against, 26,500 shares abstaining and 8,500,208 broker non-votes.

The shareholders present in person or by proxy voted to ratify the appointment of Grant Thornton LLP as the independent registered public accounting firm for the current year. The vote consisted of 13,781,672 shares in favor, 206,210 shares against and 31,698 shares abstaining.

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

Dated: August 13, 2008	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill
President and Chief Executive Officer
(principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman
Vice President, Finance and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification