Form 10-Q
period 2008-09-30
INSIGNIA SYSTEMS INC/MN
filed 2008-11-14
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2008

or

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of October 31, 2008, was 15,369,464.

Insignia Systems, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

Insignia Systems, Inc.

BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$8,336,000	$7,393,000
Accounts receivable – net of $10,000 allowance	4,007,000	2,155,000
Inventories	515,000	397,000
Deferred tax assets, net	164,000	164,000
Prepaid expenses and other	798,000	883,000
Total Current Assets	13,820,000	10,992,000

Other Assets:
Property and equipment, net	1,095,000	375,000
Non-current deferred tax assets, net	1,967,000	1,967,000
Other	40,000	6,000

Total Assets	$16,922,000	$13,340,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term liabilities	$93,000	$266,000
Accounts payable	2,100,000	1,369,000
Accrued liabilities
Compensation	875,000	622,000
Employee stock purchase plan	99,000	98,000
Legal	1,273,000	208,000
Other commissions	860,000	152,000
Other	589,000	221,000
Deferred revenue	1,015,000	305,000
Total Current Liabilities	6,904,000	3,241,000

Long-Term Liabilities, less current maturities	398,000	422,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 40,000,000
Issued and outstanding shares – 15,369,000 at September 30, 2008 and 15,550,000 at December 31, 2007	154,000	156,000
Additional paid-in capital	32,054,000	32,025,000
Accumulated deficit	(22,588,000)	(22,504,000)
Total Shareholders’ Equity	9,620,000	9,677,000

Total Liabilities and Shareholders’ Equity	$16,922,000	$13,340,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Services revenues	$7,999,000	$5,718,000	$20,830,000	$17,281,000
Products sold	598,000	743,000	1,908,000	2,214,000
Total Net Sales	8,597,000	6,461,000	22,738,000	19,495,000

Cost of services	3,699,000	2,372,000	9,190,000	7,017,000
Cost of products sold	399,000	481,000	1,221,000	1,352,000
Total Cost of Sales	4,098,000	2,853,000	10,411,000	8,369,000
Gross Profit	4,499,000	3,608,000	12,327,000	11,126,000

Operating Expenses:
Selling	2,561,000	1,400,000	5,878,000	4,295,000
Marketing	451,000	357,000	1,211,000	1,052,000
Warrant expense (selling & marketing)	—	1,521,000	—	1,521,000
General and administrative	1,992,000	1,245,000	5,457,000	3,569,000
Total Operating Expenses	5,004,000	4,523,000	12,546,000	10,437,000
Operating Income (Loss)	(505,000)	(915,000)	(219,000)	689,000

Other Income (Expense):
Interest income	55,000	71,000	178,000	166,000
Interest expense	(13,000)	(19,000)	(43,000)	(77,000)
Other income	2,000	—	—	—
Total Other Income	44,000	52,000	135,000	89,000
Income (Loss) Before Taxes	(461,000)	(863,000)	(84,000)	778,000

Income tax expense (benefit)	(207,000)	44,000	—	60,000
Net Income (Loss)	$(254,000)	$(907,000)	$(84,000)	$718,000

Net income (loss) per share:
Basic	$(0.02)	$(0.06)	$(0.01)	$0.05
Diluted	$(0.02)	$(0.06)	$(0.01)	$0.04

Shares used in calculation of net income (loss) per share:
Basic	15,527,000	15,454,000	15,569,000	15,367,000
Diluted	15,527,000	15,454,000	15,569,000	16,178,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Nine Months Ended September 30, 2008
Balance at December 31, 2007	15,550,000	$156,000	$32,025,000	$(22,504,000)	$9,677,000
Issuance of common stock, net	44,000	—	98,000	—	98,000
Stock-based compensation	—	—	393,000	—	393,000
Repurchase of common stock, net	(225,000)	(2,000)	(462,000)		(464,000)
Net loss	—	—	—	(84,000)	(84,000)

Balance at September 30, 2008	15,369,000	$154,000	$32,054,000	$(22,588,000)	$9,620,000

Nine Months Ended September 30, 2007
Balance at December 31, 2006	15,152,000	$152,000	$29,557,000	$(24,847,000)	$4,862,000
Issuance of common stock, net	384,000	3,000	442,000	—	445,000
Stock-based compensation	—	—	348,000	—	348,000
Warrant expense	—	—	1,521,000	—	1,521,000
Net income	—	—	—	718,000	718,000

Balance at September 30, 2007	15,536,000	$155,000	$31,868,000	$(24,129,000)	$7,894,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2008	2007
Operating Activities:
Net income (loss)	$(84,000)	$718,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	267,000	188,000
Stock-based compensation	393,000	348,000
Warrant expense	—	1,521,000
Changes in operating assets and liabilities:
Accounts receivable	(1,852,000)	83,000
Inventories	(118,000)	(44,000)
Prepaid expenses and other	51,000	16,000
Accounts payable	731,000	135,000
Accrued liabilities	2,395,000	277,000
Deferred revenue	710,000	(109,000)
Net cash provided by operating activities	2,493,000	3,133,000

Investing Activities:
Purchases of property and equipment	(987,000)	(124,000)
Net cash used in investing activities	(987,000)	(124,000)

Financing Activities:
Net change in line of credit	—	(186,000)
Payment of long-term liabilities	(197,000)	(178,000)
Proceeds from issuance of common stock, net	98,000	445,000
Repurchase of common stock, net	(464,000)	—
Net cash provided by (used in) financing activities	(563,000)	81,000
Increase in cash and cash equivalents	943,000	3,090,000
Cash and cash equivalents at beginning of period	7,393,000	3,785,000
Cash and cash equivalents at end of period	$8,336,000	$6,875,000

Supplemental disclosures for cash flow information:
Cash paid during periods for interest	$14,000	$45,000
Cash paid during periods for income taxes	8,000	60,000

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2008, and its results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	September 30, 2008	December 31, 2007
Raw materials	$114,000	$82,000
Work-in-process	90,000	36,000
Finished goods	311,000	279,000
	$515,000	$397,000

Property and Equipment. Property and equipment consists of the following:

	September 30, 2008	December 31, 2007
Production tooling, machinery and equipment	$2,263,000	$1,725,000
Office furniture and fixtures	249,000	191,000
Computer equipment and software	706,000	698,000
Leasehold improvements	261,000	368,000
	3,479,000	2,982,000
Accumulated depreciation and amortization	(2,384,000)	(2,607,000)
Net Property and Equipment	$1,095,000	$375,000

Stock-Based Compensation. The Company accounts for its stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R). The Company recognizes stock compensation expense on a straight-line method over the requisite service period of the award.

There were 321,000 stock option awards during the nine months ended September 30, 2008. Total stock-based compensation expense recorded for the nine months ended September 30, 2008 and 2007, was $393,000 and $348,000, respectively. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards with the following weighted average assumptions for the stock option awards granted during the nine months ended September 30, 2008: expected life of 3.4 years, expected volatility of 75%, dividend yield of 0% and a risk-free interest rate of 2.67%.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 2,292,000 and 1,061,000 shares of common stock with weighted average exercise prices of $4.74 and $6.24 were outstanding at September 30, 2008 and 2007 and were not included in the computation of common stock equivalents for the three months ended September 30, 2008 and 2007 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 2,154,000 and 1,207,000 shares of common stock with weighted average exercise prices of $4.95 and $6.12 were outstanding at September 30, 2008 and 2007 and were not included in the computation of common stock equivalents for the nine months ended September 30, 2008 and 2007 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. During the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008, the effect of options and warrants outstanding was anti-dilutive due to the net losses incurred during the periods. Had net income been achieved, approximately 392,000, 1,003,000 and 440,000, respectively, of common stock equivalents would have been included in the computation of diluted net income per share.

Weighted average common shares outstanding for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Denominator for basic net income (loss) per share – weighted average shares	15,527,000	15,454,000	15,569,000	15,367,000

Effect of dilutive securities:
Stock options and warrants	—	—	—	811,000
Denominator for diluted net income (loss) per share – adjusted weighted average shares	15,527,000	15,454,000	15,569,000	16,178,000

2.	Commitments and Contingencies.

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

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. (Albertson’s) in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market.  The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit.  On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006, News America filed counterclaims in the Minnesota case that included claims similar to those in its New York action against Insignia and one of its officers, plus claims for damages for two alleged incidents of libel and slander. Motions to dismiss the counterclaims were argued in June 2007, and on September 28, 2007 the Court denied the motions to dismiss the counterclaims. The parties are now engaged in pre-trial discovery. Pursuant to Court order, all discovery and pre-trial matters must be completed by May 1, 2009. On February 4, 2008, the Court approved a Consent Decree entered into by News America and the State of Minnesota under which News America agreed to not violate Minnesota’s statutes prohibiting commercial disparagement. On July 29, 2008, the Company and Albertson’s entered into a Settlement Agreement and Mutual Release, in which they each agreed to release all claims against the other, and the Company agreed to dismiss its lawsuit against Albertson’s.

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

Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuits to be significant throughout 2008 and 2009. During the nine months ended September 30, 2008, the Company incurred legal fees and expenses of $3,270,000 related to the ongoing lawsuits. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statement of operations.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

3.

Income Taxes. The Company did not record a cumulative income tax benefit for the nine months ended September 30, 2008, as a result of the net loss for the nine months and its continued analysis of future taxable income levels and the amount of net deferred tax assets recorded at September 30, 2008. For the three months ended September 30, 2008, the Company recorded an income tax benefit of $207,000 in order to adjust the cumulative income expense/benefit to $0 for the nine month period. The Company recorded income tax expense of $44,000 and $60,000 for the three and nine months ended September 30, 2007, respectively, which was related to alternative minimum taxes. With the exception of alternative minimum taxes and certain state taxes, the Company will not use cash for income taxes until its net operating losses are fully utilized on its tax returns.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company has assessed the likelihood of realization of its deferred tax assets. The Company has determined that it is not more likely than not that its entire deferred tax asset will be utilized. Therefore, the Company continues to record a valuation allowance against the amount of its deferred tax asset that does not meet the more likely than not threshold. The Company will continue to evaluate this conclusion in future periods. See Footnote 7 of the Company’s 2007 Annual Report on Form 10-K for further discussion of the valuation allowance. The Company has also concluded that it does not need to record any reserve for income tax uncertainties under FASB Interpretation No. 48 (“FIN 48”).

4.

Concentrations. During the nine months ended September 30 2008, two customers accounted for 15.8% and 12.8% of the Company’s total net sales. At September 30, 2008 these customers represented 14.5% and 16.6% of the Company’s total accounts receivable and one other customer represented 11.2% of the Company’s total accounts receivable. During the nine months ended September 30, 2007, two customers accounted for 13.1% and 11% of the Company’s total net sales.

Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results.

5.

New Accounting Pronouncements. In May 2008, the Financial Accounting Standards Board released Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS No. 162 will have a significant impact on the Company’s financial statements.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.7	44.2	45.8	42.9
Gross profit	52.3	55.8	54.2	57.1
Operating expenses:
Selling	29.8	21.7	25.9	22.0
Marketing	5.2	5.5	5.3	5.4
Warrant expense (selling & marketing)	—	23.5	—	7.8
General and administrative	23.2	19.3	24.0	18.3
Total operating expenses	58.2	70.0	55.2	53.5
Operating income (loss)	(5.9)	(14.2)	(1.0)	3.6
Other income (expense)	0.5	0.8	0.6	0.5
Income (loss) before taxes	(5.4)	(13.4)	(0.4)	4.1
Income tax expense (benefit)	(2.4)	0.7	0.0	0.4
Net income (loss)	(3.0)%	(14.1)%	(0.4)%	3.7%

Increased net sales in the first nine months of 2008 compared to the first nine months of 2007 resulted in increased gross profit in 2008. This increase in gross profit was more than offset by increased operating expense in 2008 resulting in a net loss in the first nine months of 2008 as compared to net income in the first nine months of 2007. The increased operating expense in the 2008 period was primarily legal fees and expenses related to the News America litigation and increased sales commissions related to increased sales and higher incentives.

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

Three and Nine Months ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Net Sales. Net sales for the three months ended September 30, 2008, increased 33.1% to $8,597,000 compared to $6,461,000 for the three months ended September 30, 2007. Net sales for the nine months ended September 30, 2008, increased 16.6% to $22,738,000 compared to $19,495,000 for the nine months ended September 30, 2007.

Service revenues from our POPSign programs for the three months ended September 30, 2008, increased 39.9% to $7,999,000 compared to $5,718,000 for the three months ended September 30, 2007. Service revenues from our POPSign programs for the nine months ended September 30, 2008, increased 20.5% to $20,830,000 compared to $17,281,000 for the nine months ended September 30, 2007. The increases were primarily due to an increase in the number of POPSign programs executed for customers (consumer packaged goods manufacturers) during the 2008 periods which more than offset reductions in the average sign price during the 2008 periods.

Product sales for the three months ended September 30, 2008, decreased 19.5% to $598,000 compared to $743,000 for the three months ended September 30, 2007. Product sales for the nine months ended September 30, 2008, decreased 13.8% to $1,908,000 compared to $2,214,000 for the nine months ended September 30, 2007. The decreases were primarily due to lower sales of thermal and laser sign card supplies based on decreased demand for those products from our customers.

Gross Profit. Gross profit for the three months ended September 30, 2008, increased 24.7% to $4,499,000 compared to $3,608,000 for the three months ended September 30, 2007. Gross profit for the nine months ended September 30, 2008, increased 10.8% to $12,327,000 compared to $11,126,000 for the nine months ended September 30, 2007. Gross profit as a percentage of total net sales decreased to 52.3% for the three months ended September 30, 2008, compared to 55.8% for the three months ended September 30, 2007. Gross profit as a percentage of total net sales decreased to 54.2% for the nine months ended September 30, 2008, compared to 57.1% for the nine months ended September 30, 2007.

Gross profit from our POPSign program revenues for the three months ended September 30, 2008, increased 28.5% to $4,300,000 compared to $3,346,000 for the three months ended September 30, 2007. Gross profit from our POPSign program revenues for the nine months ended September 30, 2008, increased 13.4% to $11,640,000 compared to $10,264,000 for the nine months ended September 30, 2007. The increases in gross profit in the 2008 periods were primarily due to increased sales partially offset by increased costs (primarily retailer expenses). Gross profit as a percentage of POPSign program revenues for the three months ended September 30, 2008, decreased to 53.8% compared to 58.5% for the three months ended September 30, 2007. Gross profit as a percentage of POPSign program revenues for the nine months ended September 30, 2008 decreased to 55.9%, compared to 59.4% for the nine months ended September 30, 2007. The decreases in gross profit as a percentage of POPSign program revenues in the 2008 periods were primarily due to lower average sign prices combined with higher average sign costs (primarily retailer expenses) in the 2008 periods.

Gross profit from our product sales for the three months ended September 30, 2008, decreased 24.0% to $199,000 compared to $262,000 for the three months ended September 30, 2007. Gross profit from our product sales for the nine months ended September 30, 2008, decreased 20.3% to $687,000 compared to $862,000 for the nine months ended September 30, 2007. The decreases in gross profit in the 2008 periods were primarily due to decreased sales combined with fixed costs. Gross profit as a percentage of product sales was 33.3% for the three months ended September 30, 2008, compared to 35.3% for the three months ended September 30, 2007. Gross profit as a percentage of product sales was 36.0% for the nine months ended September 30, 2008, compared to 38.9% for the nine months ended September 30, 2007. The decreases in gross profit as a percentage of products sales in the 2008 periods were primarily due to decreased sales and the effect of fixed costs.

Operating Expenses

Selling. Selling expenses (exclusive of selling related warrant expense) for the three months ended September 30, 2008, increased 82.9% to $2,561,000 compared to $1,400,000 for the three months ended September 30, 2007. Selling expenses (exclusive of selling related warrant expense) for the nine months ended September 30, 2008, increased 36.9% to $5,878,000 compared to $4,295,000 for the nine months ended September 30, 2007. Increases in the 2008 periods were primarily due to increased sales commissions, staffing levels and meals and entertainment. The increased sales commissions were due to increased POPSign program sales and the effect of increased incentives for our strategic partner (Valassis Sales & Marketing Services, Inc. (“Valassis”)) and our employed sales force.

Selling expenses (exclusive of selling related warrant expense) as a percentage of total net sales increased to 29.8% for the three months ended September 30, 2008, compared to 21.7% for the three months ended September 30, 2007. Selling expenses (exclusive of selling related warrant expense) as a percentage of total net sales increased to 25.9% for the nine months ended September 30, 2008, compared to 22.0% for the nine months ended September 30, 2007. The increases in selling expenses as a percentage of total net sales in the 2008 periods was due to the factors described above, partially offset by the effect of increased sales in the 2008 periods.

Marketing. Marketing expenses (exclusive of marketing related warrant expense) for the three months ended September 30, 2008, increased 26.3% to $451,000 compared to $357,000 for the three months ended September 30, 2007, primarily due to increased staffing levels and increased data acquisition expense. Marketing expenses (exclusive of marketing related warrant expense) for the nine months ended September 30, 2008, increased 15.1% to $1,211,000 compared to $1,052,000 for the nine months ended September 30, 2007, primarily due to increased staffing levels partially offset by decreased data acquisition expense.

Marketing expenses (exclusive of marketing related warrant expense) as a percentage of total net sales decreased to 5.2% for the three months ended September 30, 2008, compared to 5.5% for the three months ended September 30, 2007. Marketing expenses (exclusive of marketing related warrant expense) as a percentage of total net sales decreased to 5.3% for the nine months ended September 30, 2008, compared to 5.4% for the nine months ended September 30, 2007. Decreases in the 2008 periods were primarily due to the increased expenses discussed above which were more than offset by the effect of higher net sales during the 2008 periods.

Warrant expense (selling and marketing). On July 2, 2007, the Company and Valassis, entered into Amendment No. 2 (the “Amendment”) to the Exclusive Reseller Agreement between the parties. The Amendment extends the term of the strategic alliance between the parties to December 31, 2017. The Amendment also expands the strategic alliance to increase the role of Valassis in developing and expanding the Company’s participating retailer network. Valassis received a five-year warrant to acquire 800,000 shares of the Company’s common stock at a price of $4.04 and will be paid a cash commission by the Company on the revenue the Company realizes from POPS programs the consumer packaged goods manufacturers conduct in the new retail chains. The Company recorded $1,521,000 of expense for the quarter ended September 30, 2007, related to the fair value of the warrant.

General and administrative. General and administrative expenses for the three months ended September 30, 2008, increased 60% to $1,992,000 compared to $1,245,000 for the three months ended September 30, 2007. General and administrative expenses for the nine months ended September 30, 2008 increased 52.9% to $5,457,000 compared to $3,569,000 for the nine months ended September 30, 2007. The increases in the 2008 periods were primarily due to increased legal expense related to the News America litigation (see below) and increased staffing which were partially offset by receipt of a lease termination payment. The Company received a payment of $400,000 for early termination of its previous facility lease on July 31, 2008. The payment, net of $115,000 of moving expense, is recorded as part of general and administrative expenses.

General and administrative expenses as a percentage of total net sales increased to 23.2% for the three months ended September 30, 2008, compared to 19.3% for the three months ended September 30, 2007. General and administrative expenses as a percentage of total net sales increased to 24.0% for the nine months ended September 30, 2008, compared to 18.3% for the nine months ended September 30, 2007. The increases in the 2008 periods were primarily due to factors discussed above partially mitigated by the effect of higher net sales during the 2008 periods.

Legal fees for the three months ended September 30, 2008, were $1,526,000 compared to $496,000 for the three months ended September 30, 2007. Legal fees for the nine months ended September 30, 2008, were $3,406,000 compared to $1,388,000 for the nine months ended September 30, 2007. The legal fees in each period were incurred primarily in connection with the News America lawsuit described in Note 2 to the financial statements. Legal fees increased in the 2008 periods primarily due to the increase in activity in the News America litigation as the parties prepare for trial scheduled to commence in 2009. We currently expect the amount of additional legal fees that will be incurred in connection with the ongoing lawsuits to be significant throughout the remainder of 2008 and 2009. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Other Income (Expense). Other income for the three months ended September 30, 2008, was $44,000 compared to $52,000 for the three months ended September 30, 2007, primarily due to lower interest income. Lower interest income rates in the 2008 period more than offset the effect of higher cash balances in the 2008 period. Other income for the nine months ended September 30, 2008, was $135,000 compared to $89,000 for the nine months ended September 30, 2007, due to higher interest income and lower interest expense during the 2008 period. During the first nine months of 2008 the effect on interest income of higher cash balances was partially offset by lower interest rates, especially in the second and third quarter of 2008. Interest expense was lower in the nine months ended September 30, 2008, as a result of the expiration of the line of credit on April 30, 2007.

Income Taxes. The Company did not record a cumulative income tax benefit for the nine months ended September 30, 2008, as a result of the net loss for the nine months and its continued analysis of future taxable income levels and the amount of net deferred tax assets recorded at September 30, 2008. For the three months ended September 30, 2008, the Company recorded an income tax benefit of $207,000 in order to adjust the cumulative income expense/benefit to $0 for the nine month period. The Company recorded income tax expense of $44,000 and $60,000 for the three and nine months ended September 30, 2007, respectively, which was related to alternative minimum taxes.

Net Income (Loss). The net loss for the three months ended September 30, 2008, was $(254,000) compared to a net loss of $(907,000) for the three months ended September 30, 2007. The net loss for the nine months ended September 30, 2008, was $(84,000) compared to net income of $718,000 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At September 30, 2008, working capital was $6,916,000 compared to $7,751,000 at December 31, 2007. During the first nine months of 2008, cash and cash equivalents increased by $943,000 to $8,336,000 at September 30, 2008, compared to $7,393,000 at December 31, 2007.

Net cash provided by operating activities during the nine months ended September 30, 2008, was $2,493,000. The increase in cash and cash equivalents resulted from the net loss of $(84,000), non-cash expense of $660,000 for depreciation, amortization and stock-based compensation expense, and $1,917,000 of changes to operating assets and liabilities during the nine months ended September 30, 2008.

Net cash of $987,000 was used in investing activities during the nine months ended September 30, 2008, due to the purchase of property and equipment, primarily the purchase of digital printing equipment, computer hardware and software and leasehold improvements in the new facility. Capital expenditures for the remainder of 2008 are expected to be minimal.

Net cash of $563,000 was used in financing activities during the nine months ended September 30, 2008. The Company received $98,000 of proceeds (net of expenses) from the issuance of common stock related to the employee stock purchase plan and exercises of stock options. The Company used $464,000 (including fees) of cash to repurchase 225,000 shares of common stock as part of the stock repurchase plan adopted in August 2008. The Company also used $197,000 of cash for the payment of long-term liabilities.

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

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. (Albertson’s) in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market.  The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006, News America filed counterclaims in the Minnesota case that included claims similar to those in its New York action against Insignia and one of its officers, plus claims for damages for two alleged incidents of libel and slander. Motions to dismiss the counterclaims were argued in June 2007, and on September 28, 2007 the Court denied the motions to dismiss the counterclaims. The parties are now engaged in pre-trial discovery. Pursuant to Court order, all discovery and pre-trial matters must be completed by May 1, 2009. On February 4, 2008, the Court approved a Consent Decree entered into by News America and the State of Minnesota under which News America agreed to not violate Minnesota’s statutes prohibiting commercial disparagement. On July 29, 2008, the Company and Albertson’s entered into a Settlement Agreement and Mutual Release, in which they each agreed to release all claims against the other, and the Company agreed to dismiss its lawsuit against Albertson’s.

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

Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuits to be significant throughout 2008 and 2009. During the nine months ended September 30, 2008, the Company incurred legal fees and expenses of $3,270,000 related to the ongoing lawsuits. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

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

On August 19, 2008, the Board of Directors authorized the repurchase of up to $2,000,000 of the Company’s common stock on or before July 31, 2009. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion.

Our share repurchase program activity for the three months ended September 30, 2008 was:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans Or Programs

July 1-31, 2008	—	$—	—	$—
August 1-31, 2008	—	$—	—	$2,000,000
September 1-30, 2008	225,000	$2.04	225,000	$1,541,000

Totals	225,000

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included herewith:

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2008	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill President and Chief Executive Officer (principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman Vice President, Finance and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification