Form 10-K
period 2008-12-31
INSIGNIA SYSTEMS INC/MN
filed 2009-03-30
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008	Commission File Number 1-13471

INSIGNIA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8799 Brooklyn Blvd.
Minneapolis, MN 55445
(Address of principal executive offices)

(763) 392-6200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	The NASDAQ Stock Market LLC
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
Yes ☐ No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the second quarter (June 30, 2008) was approximately $23,726,000 based upon the last sale price of the registrant’s Common Stock on such date.

          Number of shares outstanding of Common Stock, $.01 par value, as of March 23, 2009, was 15,129,098.

DOCUMENTS INCORPORATED BY REFERENCE:
Insignia Systems, Inc. Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on May 20, 2009 (Part III – Items 10, 11, 12, 13 and 14)

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

The Company’s Internet address is www.insigniasystems.com. The Company has made available on its Web site all of the reports it files with the SEC. The Company’s Web site is not incorporated by reference into this Report on Form 10-K. Copies of reports can also be obtained free of charge by requesting them from Insignia Systems, Inc., 8799 Brooklyn Blvd., Minnesota 55445; Attention: CFO; telephone 763-392-6200.

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

Cardstock for the two systems is sold by the Company in a variety of sizes and colors that can be customized to include pre-printed custom artwork, such as a retailer’s logo. Approximately 3% of 2008 revenues came from the sale of cardstock. The Company expects this percentage to be comparable in the future.

Stylus Software

          In late 1993, the Company introduced Stylus, a PC-based software application used by retailers to produce signs, labels, and posters. The Stylus software allows retailers to create signs, labels and posters by manually entering the information or by importing information from a database. Approximately 1% of 2008 revenues came from the sale of Stylus products and maintenance. The Company expects this percentage to be comparable in the future.

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

On June 12, 2006, the Company entered into an Exclusive Reseller Agreement with Valassis Sales and Marketing Services, Inc. (“Valassis”). The agreement had an initial term of one year with the objective of increasing the Company’s sales of Insignia POPSigns. On December 6, 2006, the Company and Valassis executed Amendment No. 1 to the agreement which finalized certain appendices, made certain other modifications to the agreement and extended the initial term through December 31, 2007. On July 2, 2007 the Company and Valassis executed Amendment No. 2 to the agreement which extended the term of the agreement to December 31, 2017 and expanded the strategic alliance to increase the role of Valassis to include developing and expanding the Company’s participating retailer network. In conjunction with Amendment No. 2 Valassis received a five-year warrant to acquire 800,000 shares of Insignia’s common stock at a price of $4.04 and will be paid cash commissions by the Company on the revenue the Company realizes from POPS programs the consumer packaged goods manufacturers conduct in the new retail chains. The Company recorded $1,521,000 of expense during the year ended December 31, 2007 related to the fair value of the warrant.

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

During 2008, 2007 and 2006, foreign sales accounted for less than 1% of total net sales each year. The Company expects sales to foreign distributors will be less than 1% of total net sales in 2009.

Competition

Insignia’s POPSign Program

          The Insignia POPSign program is competing for the marketing expenditures of branded product manufacturers for at-shelf advertising-related signage. The Insignia POPSign program has one major competitor in its market, which is News America Marketing In-Store®, Inc. (News America).

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

Patents and Trademarks

          The Company has developed and is using a number of trademarks, service marks, slogans, logos and other commercial symbols to advertise and sell its products. The Company owns U.S. registered trademarks for Insignia Systems, Inc.® (and Design), Insignia POPS®, POPS Select®, Insignia Color POPS®, Insignia POPSign®, UltraColor®, Stylus®, Stylus Work Center ®, SIGNright®, Impulse®, DuraSign®, I-Care®, and Check This Out.®

The Company is in the process of obtaining trademark registrations in the United States for the trademarks “Insignia E-POPS” and “Insignia ShelfPOPS.”

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

Customers

          Two customers accounted for 19% and 10% of the Company’s total net sales for the year ended December 31, 2008. Two other customers accounted for 13% and 11%, 15% and 11%, and 26% and 10% of the Company’s total net sales for the years ended December 31, 2008, 2007 and 2006.

Backlog

          Sales backlog at March 2, 2009 was approximately $11.7 million, of which $11.3 million is for delivery during 2009 and $400,000 is for delivery during 2010. The orders are believed to be firm but there is no assurance that all of the backlog will actually result in revenues. Sales backlog at February 29, 2008 was approximately $16.9 million.

Seasonality

          The Company’s results of operations have fluctuated from quarter to quarter due to variations in net sales and operating expenses. There is no seasonal pattern to these fluctuations.

The results of operations fluctuate from quarter to quarter as a result of the following:

•	The timing of seasonal events for customers;

•	Variations in the specific products which customers choose to advertise;

•	Fluctuations in advertising budgets of customers and the amounts they commit to in-store advertising;

•	Variations in the number of retailers in the Company’s network;

•	Sales incentives to sales staff and strategic partners;

•	Minimum program level commitments to retailers; and

•	Professional fees related to litigation.

Employees

          As of February 27, 2009, the Company had 114 employees, including all full-time and part-time employees.

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

Our Customers And Retailers May Be Susceptible To Changes In General Economic Conditions

          Our revenues are affected by our customers’ marketing and advertising spending and our revenues and results of operations may be subject to fluctuations based upon general economic conditions. A continued economic downturn may reduce demand for our products and services or depress pricing of those products and services and have an adverse effect on our results of operations. Retailers may be impacted by changes in consumer spending as well, which may adversely impact our ability to renew contracts with our existing retailers as well as contract with new retailers on terms which are acceptable. In addition, if we are unable to successfully anticipate changing economic conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

We Have Had Significant Losses In Prior Periods

          Although we had net income of $2,343,000 and $2,396,000 for the years ended December 31, 2007 and 2006 respectively, we have had significant net losses for all of the other years since the year ended December 31, 2003. There can be no assurance that we will be profitable on a quarterly or annual basis. If we are unable to generate net income from operations our business will be adversely affected and our stock price will likely decline.

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

The Company filed claims in December 2006 and January 2007 with its director’s and officer’s liability and general liability insurers related to the defense costs and insurance coverage for claims asserted against the Company and one of its officers in News America’s counterclaims. On August 9, 2007, the Company filed a complaint against the insurers in Hennepin County District Court, State of Minnesota requesting a declaratory judgment that the insurers owe the Company and its officer such defense costs and insurance coverage. In December 2007, the Company settled its claim against one of the insurers, and in March 2009, the Company settled with the other insurer and received a payment of $1,387,000 as part of the settlement.

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

Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuits to be significant throughout 2009. During the years ended December 31, 2008, 2007 and 2006, the Company incurred legal fees and expenses of $4,086,000, $1,758,000 and $935,000 related to the ongoing lawsuits. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

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

Our contract with Safeway Stores expired on December 31, 2008, which could have a material adverse effect on our business.

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

Our Results Are Dependent On The Success Of Our Insignia POPS Program Which Represents A Very Significant Part Of Our Business

          We are largely dependent on our POPS program, which represented approximately 92%, 88% and 88% of total net sales for fiscal 2008, 2007 and 2006, respectively. We expect the POPS program to represent a higher percentage in fiscal 2009 and future periods. Should brand manufacturers no longer perceive value in the POPS program, our business and results of operations would be adversely affected due to our heavy dependence on this program.

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

Our Stock Price Has Been And May Continue To Be Volatile

          During 2008 our common stock has traded between $2.95 and $0.75 per share. The market price of our common stock may continue to be volatile and may be significantly affected by:

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

Item 1B.     Unresolved Staff Comments

          Not applicable.

Item 2.      Properties

          The Company currently leases approximately 41,000 square feet of office and warehouse space in suburban Minneapolis, Minnesota, through February 29, 2016. The Company believes that the 41,000 square feet of space will meet the Company’s foreseeable needs.

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

The Company filed claims in December 2006 and January 2007 with its director’s and officer’s liability and general liability insurers related to the defense costs and insurance coverage for claims asserted against the Company and one of its officers in News America’s counterclaims. On August 9, 2007, the Company filed a complaint against the insurers in Hennepin County District Court, State of Minnesota requesting a declaratory judgment that the insurers owe the Company and its officer such defense costs and insurance coverage. In December 2007, the Company settled its claim against one of the insurers, and in March 2009, the Company settled with the other insurer and received a payment of $1,387,000 as part of the settlement.

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

Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuits to be significant throughout 2009. During the year ended December 31, 2008, the Company incurred legal fees and expenses of $4,086,000 related to the ongoing lawsuits. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

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

2008	High	Low	2007	High	Low
First Quarter	$2.95	$1.71	First Quarter	$3.64	$2.69
Second Quarter	2.50	1.64	Second Quarter	4.27	3.00
Third Quarter	2.24	1.50	Third Quarter	5.08	4.00
Fourth Quarter	1.94	0.75	Fourth Quarter	4.74	2.25

Approximate Number of Holders of Common Stock

          As of February 27, 2009, the Company had one class of Common Stock beneficially held by approximately 1,700 owners.

Dividends

          The Company has never paid cash dividends on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

Stock Repurchase Plan

          On August 19, 2008, the Board of Directors authorized the repurchase of up to $2,000,000 of the Company’s common stock on or before July 31, 2009. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion.

Our share repurchase program activity for the three months ended December 31, 2008 was:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans Or Programs

October 1-31, 2008	—	$—	—	$1,541,000
November 1-30, 2008	300,000	$0.90	300,000	$1,271,000
December 1-31, 2008	—	$—	—	$1,271,000

Stock Performance Graph

          The following graph compares the cumulative total shareholder return on the Company’s Common Stock for the five fiscal years beginning December 31, 2003 and ending December 31, 2008, with the cumulative total return on the NASDAQ Stock Market — U.S. Index and the Russell 2000 Index over the same period (assuming the investment of $100 in the Company’s Stock, the NASDAQ Stock Market – U. S. Index and the Russell 2000 Index on December 31, 2003 and the reinvestment of all dividends).

Item 6.    Selected Financial Data

(In thousands, except per share amounts.)

For the Years Ended December 31	2008		2007		2006	2005	2004
Net sales	$31,406		$24,431		$21,894	$19,598	$20,992
Operating income (loss)	(299)		81	(2)	2,314	(3,331)	(4,875	)(4)
Net income (loss)	(2,257	)(1)	2,343	(3)	2,396	(3,308)	(4,858)

Net income (loss) per share:
Basic	$(0.15)		$0.15		$0.16	$(0.22)	$(0.38)
Diluted	$(0.15)		$0.14		$0.15	$(0.22)	$(0.38)

Shares used in calculation of net income (loss) per share:
Basic	15,484		15,411		15,093	15,002	12,687
Diluted	15,484		16,186		15,556	15,002	12,687

Working capital	$6,396		$7,751		$5,017	$2,592	$4,813
Total assets	15,593		13,340		8,583	6,673	9,921
Total shareholders’ equity	7,271		9,677		4,862	2,072	5,333

(1)	Includes tax expense of $2,131 related to the increase of the valuation allowance against deferred tax assets more fully described in Note 7 to the financial statements.
(2)	Includes a one-time non-cash charge of $1,521 for the warrant granted to Valassis more fully described in Note 6 to the financial statements.
(3)	Includes a tax benefit of $2,131 related to the reduction of the valuation allowance against deferred tax assets more fully described in Note 7 to the financial statements.
(4)

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

Impact Of The Current Economic Environment

The Company does not believe that the recession which began in 2008 had a significant effect on its results of operations for the year ended December 31, 2008. POPSign service revenues for the year ended December 31, 2008, increased 34% over the year ended December 31, 2007. Products sales for the year ended December 31, 2008, decreased 12.9% from the year ended December 31, 2007, which reflects a historical trend of decreases due to decreased demand for thermal sign card supplies and laser supplies. The Company may be adversely affected by the economic environment in the future if spending levels of its customers are reduced or it is unable to renew contracts with existing retailers or contract with new retailers on terms which are acceptable.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

Year ended December 31	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	46.2	44.6	45.9
Gross profit	53.8	55.4	54.1
Operating expenses:
Selling	27.1	23.2	22.1
Marketing	5.1	5.8	4.8
Warrant expense	—	6.2	—
General and administrative	22.6	19.9	16.6
Total operating expenses	54.8	55.1	43.5
Operating income (loss)	(1.0)	0.3	10.6
Other income	0.6	0.6	0.3
Income (loss) before taxes	(0.4)	0.9	10.9
Income tax (expense) benefit	(6.8)	8.7	—
Net income (loss)	(7.2)%	9.6%	10.9%

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

At December 31, 2008, all of the Company’s net deferred tax assets were offset with a valuation allowance, which amounted to approximately $8.6 million. The Company does not believe it is more likely than not that these deferred tax assets will be realized in future years.

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

Fiscal 2008 Compared to Fiscal 2007

Net Sales. Net sales for the year ended December 31, 2008 increased 28.6% to $31,406,000 compared to $24,431,000 for the year ended December 31, 2007.

Service revenues from our POPSign programs for the year ended December 31, 2008 increased 34% to $28,931,000 compared to $21,589,000 for the year ended December 31, 2007. The increase was primarily due to an increase in the number of POPSign programs executed for customers (consumer packaged goods manufacturers) during the 2008 period which more than offset a reduction in the average sign price during the 2008 period. The Company expects that service revenues from POPSign programs for the year ending December 31, 2009 will be lower than for the year ended December 31, 2008 as a result of the loss of Safeway, Inc. from its network of retailers at December 31, 2008 when the contract with Safeway Inc. expired. Additionally, current economic conditions may have an adverse effect on spending levels by our customers, which could negatively impact service revenues for the year ending December 31, 2009.

Product sales for the year ended December 31, 2008 decreased 12.9% to $2,475,000 compared to $2,842,000 for the year ended December 31, 2007. The decrease was primarily due to decreased sales of both thermal sign card supplies and laser supplies based upon decreased demand for these products from our customers. The Company expects further declines in sales of thermal and laser sign card supplies for the year ending December 31, 2009.

Gross Profit. Gross profit for the year ended December 31, 2008 increased 24.7% to $16,884,000 compared to $13,542,000 for the year ended December 31, 2007. Gross profit as a percentage of total net sales decreased to 53.8% for 2008 compared to 55.4% for 2007.

Gross profit from our POPSign program revenues for the year ended December 31, 2008 increased 28.9% to $16,002,000 compared to $12,419,000 for the year ended December 31, 2007. The increase in gross profit of $3,583,000 resulted from $7,342,000 of increased revenues offset by an increase in retailer expenses of $2,652,000 and an increase in all other costs of services (labor, overhead and material) of $1,107,000. Gross profit as a percentage of POPSign program revenues decreased to 55.3% for 2008 compared to 57.5% for 2007, due primarily to lower average revenue per sign combined with higher average cost per sign (primarily retailer expenses) in the 2008 period.

Gross profit from our product sales for the year ended December 31, 2008 decreased 21.5% to $882,000 compared to $1,123,000 for the year ended December 31, 2007. Gross profit as a percentage of product sales decreased to 35.6% for 2008 compared to 39.5% for 2007. The decreases were primarily due to decreased sales and the effect of fixed costs.

Operating Expenses

Selling. Selling expenses (exclusive of selling related warrant expense) for the year ended December 31, 2008 increased 50.4% to $8,521,000 compared to $5,664,000 for the year ended December 31, 2007, primarily due to increased sales commissions, staffing levels and meals/entertainment/travel costs. The increased sales commissions were due to increased POPSign program sales and the effect of increased incentives for our strategic partner (Valassis Sales & Marketing Services, Inc. (“Valassis”)) and our employed sales force. Selling expenses as a percentage of total net sales increased to 27.1% in 2008 compared to 23.2% in 2007, primarily due to the factors described above offset partially by the effect of increased sales in 2008.

Marketing. Marketing expenses (exclusive of marketing related warrant expense) for the year ended December 31, 2008 increased 13.5% to $1,602,000 compared to $1,412,000 for the year ended December 31, 2007, primarily due to increased labor and benefit costs (as a result of increased staffing levels) partially offset by decreased data acquisition and analysis costs. Marketing expenses as a percentage of total net sales decreased to 5.1% in 2008 compared to 5.8% in 2007, primarily due to the factors described which were more than offset by the effect of increased sales in 2008.

Warrant expense (selling and marketing). On July 2, 2007, the Company and Valassis entered into Amendment No. 2 (the “Amendment”) to the Exclusive Reseller Agreement between the parties. The Amendment extends the term of the strategic alliance between the parties to December 31, 2017. The Amendment also expands the strategic alliance to increase the role of Valassis in the selling and marketing efforts of developing and expanding the Company’s participating retailer network. Valassis received a five-year warrant to acquire 800,000 shares of the Company’s common stock at a price of $4.04 and will be paid a cash commission by the Company on the revenue the Company realizes from POPS programs the consumer packaged goods manufacturers conduct in the new retail chains. For the year ended December 31, 2007, the Company recorded $1,521,000 of expense related to the fair value of the warrant.

General and Administrative. General and administrative expenses for the year ended December 31, 2008 increased 45.1% to $7,060,000 compared to $4,864,000 for the year ended December 31, 2007, primarily due to increased legal costs related to the News America litigation and increased staffing levels which were partially offset by the receipt of a lease termination payment. The Company received a payment of $400,000 of early termination of its previous facility lease on July 31, 2008. The payment, net of $115,000 of moving expense, is recorded as part of general and administrative expenses. General and administrative expenses as a percentage of total net sales increased to 22.6% in 2008 compared to 19.9% in 2007, primarily due to the factors described above offset partially by the effect of increased sales in 2008. Legal fees were $4,234,000 for the year ended December 31, 2008 compared to $1,883,000 for the year ended December 31, 2007. The legal fees in each year were incurred primarily in connection with two News America lawsuits described elsewhere herein. Legal fees increased in 2008 primarily due to the increased in activity in the News America litigation as the parties prepare to be trial-ready by May 1, 2009. We currently expect the amount of legal fees that will be incurred in connection with the ongoing lawsuit to be significant in 2009 as trial preparation continues and as the trial is conducted. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Other Income (Expense). Other income (net) for the year ended December 31, 2008 was $180,000 compared to other income (net) of $153,000 for the year ended December 31, 2007. Included in other income (net) was interest income of $234,000 for the year ended December 31, 2008 versus interest income of $247,000 for the year ended December 31, 2007. Interest income for the 2008 year was lower due to lower interest rates which more than offset the effect of higher average cash balances in 2008. Lower interest expense of $57,000 for the year ended December 31, 2008 versus $95,000 for the year ended December 31, 2007 was primarily due to the expiration of the line of credit on April 30, 2007.

Income Taxes. The Company recorded income tax expense for the year ended December 31, 2008 of $2,138,000 as a result of increasing the valuation allowance against the deferred tax assets by $1,930,000, recording expense of $201,000 from changes in the deferred tax assets and recognizing $7,000 of current income tax expense related to state tax liabilities. The Company recorded an income tax benefit for the year ended December 31, 2007 of $2,109,000 as a result of the reversal of $2,337,000 of the valuation allowance against the deferred tax asset which offset expense from a change in deferred tax assets of $206,000 and $22,000 of current income tax expense related to Federal alternative minimum tax liability and other state tax liabilities.

Net Income (Loss). The net loss for the year ended December 31, 2008 was $(2,257,000) compared to net income of $2,343,000 for the year ended December 31, 2007.

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

General and Administrative. General and administrative expenses for the year ended December 31, 2007 increased 33.7% to $4,864,000 compared to $3,637,000 for the year ended December 31, 2006, primarily due to increased legal costs and increased labor and benefit costs (resulting from increased headcount, salary adjustments and increased stock-based compensation costs). General and administrative expenses as a percentage of total net sales increased to 19.9% in 2007 compared to 16.6% in 2006, primarily due to the factors described above offset partially by the effect of increased sales in 2007. Legal fees were $1,883,000 for the year ended December 31, 2007 compared to $1,143,000 for the year ended December 31, 2006. The legal fees in each year were incurred primarily in connection with two News America lawsuits described elsewhere herein. Legal fees increased in 2007 primarily due to the increase in activity in the News America litigation as the parties prepared to be trial-ready.

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

Income Taxes. The Company recorded an income tax benefit for the year ended December 31, 2007 of $2,109,000 as a result of the reversal of $2,337,000 of the valuation allowance against the deferred tax asset, change in deferred tax assets of $206,000 and $22,000 of current income tax expense related to Federal alternative minimum tax liability and other state tax liabilities. The Company recorded no income tax expense for the year ended December 31, 2006 primarily due to the deduction for tax purposes in 2006 of the remaining unamortized goodwill associated with the VALUStix acquisition and the full valuation allowance provided against the net deferred tax asset. For financial statement purposes the goodwill was determined to be impaired in 2003 and 2004 and was written-off during those periods. During 2006, the Company ceased all business activities related to VALUStix and abandoned the VALUSTIX trademark.

Net Income. Net income for the year ended December 31, 2007 was $2,343,000 compared to $2,396,000 for the year ended December 31, 2006.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At December 31, 2008, working capital was $6,396,000 compared to $7,751,000 at December 31, 2007. During the same period total cash and cash equivalents increased $3,659,000 to $11,052,000.

Net cash provided by operating activities during 2008 was $5,615,000. The increase in cash and cash equivalents resulted from the net loss $(2,257,000), non-cash expense of $2,992,000 (for depreciation, amortization, deferred income tax expense and stock-based compensation) and $4,880,000 of cash provided by changes in operating assets and liabilities. Accounts receivable increased $612,000 during 2008 primarily due to higher net sales in the last two months of 2008 compared to the last two months of 2007. Prepaid expenses decreased by $611,000 during 2008 primarily due to the absence of prepayments to a retailer at December 31, 2008 which were present at December 31, 2007. Accounts payable and accrued liabilities increased $4,073,000 during 2008 primarily as a result of increased commissions, legal expense and retailer expense payable at December 31, 2008. The Company expects accounts receivable, accounts payable and accrued liabilities to fluctuate during future periods depending on the level of quarterly POPSign revenues and legal activity related to the News America litigation.

Net cash of $1,049,000 was used in investing activities in 2008 due to the purchase of property and equipment, primarily the purchase of digital printing equipment, computer hardware and software and leasehold improvements in the new facility. The Company expects that 2009 capital expenditures will at a minimum be $100,000 and could reach $500,000 if the Company decides to proceed with additional purchases of digital printing equipment for increased product quality and lower cost per sign.

Net cash of $907,000 was used in financing activities for the year ended December 31, 2008. The Company used $738,000 (including fees) of cash to repurchase 525,000 shares of common stock as part of the stock repurchase plan adopted in August 2008. The Company also used $267,000 of cash for the payment of long-term liabilities due to a retailer. The Company received $98,000 of proceeds (net of expenses) from the issuance of common stock related to the employee stock purchase plan and exercises of stock options.

The Company believes that based upon current business conditions, its existing cash balance and future cash from operations will be sufficient for its cash requirements during 2009. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

New Accounting Pronouncements

Fair Value Measurements
In September 2006, the FASB Statement issued FASB No. 157, Fair Value Measurements (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-2 which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Furthermore, in October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, and was effective upon issuance. Effective for 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-2. The partial adoption of SFAS 157, FSP FAS 157-2 or FSP FAS 157-3 did not have a material impact on our consolidated financial position, results of operations or cash flows and we do not believe the adoption of FSP FAS 157-2 will be material to our consolidated financial statements.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2008:

Payments due by Period

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 years
Contractual Obligations:
Operating leases, excluding operating costs	$3,340,000	$441,000	$902,000	$939,000	$1,058,000
Payments to retailers*	6,036,000	2,988,000	3,048,000	—	—
Long-term liabilities	422,000	202,000	220,000	—	—
Purchase commitments	300,000	300,000	—	—	—

Total contractual obligations	$10,098,000	$3,931,000	$4,170,000	$939,000	$1,058,000

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

INDEX TO FINANCIAL STATEMENTS

The following are included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Insignia Systems, Inc.

          We have audited the accompanying balance sheets of Insignia Systems, Inc. (a Minnesota corporation) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Minneapolis, Minnesota March 27, 2009

Insignia Systems, Inc.
BALANCE SHEETS

As of December 31	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$11,052,000	$7,393,000
Accounts receivable, net	2,767,000	2,155,000
Inventories	442,000	397,000
Deferred tax assets, net	—	164,000
Prepaid expenses and other	238,000	883,000
Total Current Assets	14,499,000	10,992,000

Other Assets:
Property and equipment, net	1,054,000	375,000
Non-current deferred tax assets, net	—	1,967,000
Other	40,000	6,000

Total Assets	$15,593,000	$13,340,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term liabilities	$202,000	$266,000
Accounts payable	2,770,000	1,369,000
Accrued liabilities
Compensation	820,000	622,000
Employee stock purchase plan	65,000	98,000
Legal	365,000	208,000
Other commissions	1,742,000	152,000
Other	981,000	221,000
Deferred revenue	1,158,000	305,000
Total Current Liabilities	8,103,000	3,241,000

Long-Term Liabilities, less current maturities	219,000	422,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 40,000,000
Issued and outstanding shares – 15,069,000 in 2008 and 15,550,000 in 2007	151,000	156,000
Additional paid-in capital	31,881,000	32,025,000
Accumulated deficit	(24,761,000)	(22,504,000)
Total Shareholders’ Equity	7,271,000	9,677,000

Total Liabilities and Shareholders’ Equity	$15,593,000	$13,340,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS

Year Ended December 31	2008	2007	2006
Services revenues	$28,931,000	$21,589,000	$19,219,000
Products sold	2,475,000	2,842,000	2,675,000
Total Net Sales	31,406,000	24,431,000	21,894,000

Cost of services	12,929,000	9,170,000	8,494,000
Cost of goods sold	1,593,000	1,719,000	1,560,000
Total Cost of Sales	14,522,000	10,889,000	10,054,000
Gross Profit	16,884,000	13,542,000	11,840,000

Operating Expenses:
Selling	8,521,000	5,664,000	4,838,000
Marketing	1,602,000	1,412,000	1,051,000
Warrant expense	—	1,521,000	—
General and administrative	7,060,000	4,864,000	3,637,000
Total Operating Expenses	17,183,000	13,461,000	9,526,000
Operating Income (Loss)	(299,000)	81,000	2,314,000

Other Income (Expense):
Interest income	234,000	247,000	123,000
Interest expense	(57,000)	(95,000)	(146,000)
Other income	3,000	1,000	105,000
Total Other Income	180,000	153,000	82,000
Income (Loss) Before Taxes	(119,000)	234,000	2,396,000
Income tax (expense) benefit	(2,138,000)	2,109,000	—
Net Income (Loss)	$(2,257,000)	$2,343,000	$2,396,000

Net income (loss) per share:
Basic	$(0.15)	$0.15	$0.16
Diluted	$(0.15)	$0.14	$0.15

Shares used in calculation of net income (loss) per share:
Basic	15,484,000	15,411,000	15,093,000
Diluted	15,484,000	16,186,000	15,556,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total

Balance at December 31, 2005	15,002,000	$150,000	$29,165,000	$(27,243,000)	$2,072,000
Issuance of common stock, net	150,000	2,000	133,000	—	135,000
Value of stock-based compensation	—	—	259,000	—	259,000
Net income	—	—	—	2,396,000	2,396,000

Balance at December 31, 2006	15,152,000	152,000	29,557,000	(24,847,000)	4,862,000
Issuance of common stock, net	398,000	4,000	471,000	—	475,000
Value of stock-based compensation	—	—	476,000	—	476,000
Value of warrants issued for services	—	—	1,521,000	—	1,521,000
Net income	—	—	—	2,343,000	2,343,000

Balance at December 31, 2007	15,550,000	156,000	32,025,000	(22,504,000)	9,677,000
Issuance of common stock, net	44,000	—	98,000		98,000
Repurchase of common stock, net	(525,000)	(5,000)	(733,000)		(738,000)
Value of stock-based compensation	—	—	491,000		491,000
Net loss	—	—	—	(2,257,000)	(2,257,000)

Balance at December 31, 2008	15,069,000	$151,000	$31,881,000	$(24,761,000)	$7,271,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS

Year Ended December 31	2008	2007	2006
Operating Activities:
Net income (loss)	$(2,257,000)	$2,343,000	$2,396,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	370,000	266,000	207,000
Deferred income tax expense (benefit)	2,131,000	(2,131,000)	—
Provision for bad debt expense	—	—	(31,000)
Stock-based compensation	491,000	476,000	259,000
Warrant expense	—	1,521,000	—
Changes in operating assets and liabilities:
Accounts receivable	(612,000)	770,000	(600,000)
Inventories	(45,000)	55,000	(4,000)
Prepaid expenses and other	611,000	55,000	(133,000)
Accounts payable	1,401,000	24,000	(425,000)
Accrued liabilities	2,672,000	476,000	(132,000)
Deferred revenue	853,000	(131,000)	(176,000)
Net cash provided by operating activities	5,615,000	3,724,000	1,361,000

Investing Activities:
Purchases of property and equipment	(1,049,000)	(164,000)	(275,000)
Net cash used in investing activities	(1,049,000)	(164,000)	(275,000)

Financing Activities:
Net change in line of credit	—	(186,000)	54,000
Payment of long-term liabilities	(267,000)	(241,000)	(201,000)
Proceeds from issuance of common stock, net	98,000	475,000	135,000
Repurchase of common stock, net	(738,000)	—	—
Net cash provided by (used in) financing activities	(907,000)	48,000	(12,000)
Increase in cash and cash equivalents	3,659,000	3,608,000	1,074,000
Cash and cash equivalents at beginning of year	7,393,000	3,785,000	2,711,000
Cash and cash equivalents at end of year	$11,052,000	$7,393,000	$3,785,000

Supplemental disclosures for cash flow information:
Cash paid during the year for interest	$17,000	$53,000	$103,000
Cash paid during the year for income taxes	$8,000	$60,000	$—

See accompanying notes to financial statements.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies.

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

Revenue Recognition. The Company recognizes revenue from Insignia POPSigns ratably over the period of service. The Company recognizes revenue related to equipment, software and sign card sales at the time the products are shipped to customers. Revenue associated with maintenance agreements is recognized ratably over the life of the contract. Revenue that has been billed and not yet earned is reflected as deferred revenue on the Balance Sheet. Revenues are recognized by the Company when persuasive evidence of an arrangement exists, shipment has occurred, the price is fixed, and collectability is reasonably assured.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2008, $213,000 was invested in an overnight repurchase account, $7,000,000 was invested in certificates of deposit and $3,858,000 was invested in a short-term money market account. At December 31, 2007, $1,345,000 was invested in an overnight repurchase account, $6,000,000 was invested in certificates of deposit and $5,000 was invested in a short-term money market account.

Fair Value of Financial Instruments. The financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and long-term liabilities. The fair value of the long-term liabilities is estimated based on the use of discounted cash flow analysis using interest rates for other debt offered to the Company. The Company estimates the carrying value of the long-term liabilities approximates fair value. All other financial instruments approximate fair value because of the short-term nature of these instruments.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2008	2007
Beginning balance	$10,000	$10,000
Bad debt provision (recovery)	—	—
Accounts written-off	(3,000)	—

Ending balance	$7,000	$10,000

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

December 31	2008	2007
Raw materials	$107,000	$82,000
Work-in-process	64,000	36,000
Finished goods	271,000	279,000

	$442,000	$397,000

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

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair market value. There were no impairments during the years ended December 31, 2008, 2007 and 2006.

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

Advertising Costs. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $11,000, $9,000 and $8,000 during the years ended December 31, 2008, 2007 and 2006.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the year. Options and warrants to purchase approximately 2,186,000, 1,396,000 and 1,086,000 shares of common stock with weighted average exercise prices of $4.89, $5.81 and $6.29 were outstanding at December 31, 2008, 2007 and 2006 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the reporting periods.

For the year ended December 31, 2008, the effect of options and warrants was anti-dilutive due to the net loss incurred during the period. Had net income been achieved, approximately 381,000 of common stock equivalents would have been included in the computation of diluted net income per share for the year ended December 31, 2008.

Weighted average common share outstanding for the years ended December 31, 2008, 2007 and 2006 were as follows:

Year ended December 31	2008	2007	2006
Denominator for basic net income (loss) per share – weighted average shares	15,484,000	15,411,000	15,093,000

Effect of dilutive securities:
Stock options	—	775,000	460,000
Denominator for diluted net income (loss) per share – adjusted weighted average shares	15,484,000	16,186,000	15,556,000

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

New Accounting Pronouncements.

Fair Value Measurements: In September 2006, the FASB Statement issued FASB No. 157, Fair Value Measurements (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-2 which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Furthermore, in October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, and was effective upon issuance. Effective for 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-2. The partial adoption of SFAS 157, FSP FAS 157-2 or FSP FAS 157-3 did not have a material impact on our consolidated financial position, results of operations or cash flows and we do not believe the adoption of FSP FAS 157-2 will be material to our consolidated financial statements.

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

2.	Property and Equipment. Property and equipment consists of the following at December 31:

	2008	2007
Property and Equipment:
Production tooling, machinery and equipment	$2,115,000	$1,725,000
Office furniture and fixtures	250,000	191,000
Computer equipment and software	719,000	698,000
Web site	38,000	—
Leasehold improvements	255,000	368,000
	3,377,000	2,982,000
Accumulated depreciation and amortization	(2,323,000)	(2,607,000)
Net Property and Equipment	$1,054,000	$375,000

3.

Line of Credit. The Company had a Financing Agreement, Security Agreement and Revolving Note (collectively, “the Credit Agreement”) with Marquette Business Credit, Inc. which was in effect through April 30, 2007. The Company did not renew the Credit Agreement and all borrowings were repaid as of April 30, 2007.

4.

Long-Term Liabilities. In prior periods, the Company reached an agreement with a retailer for the deferred payment of certain obligations on an interest-free basis. These obligations are recorded as long-term liabilities with an imputed annual interest rate of 10.0%.

December 31	2008	2007
Uncollateralized three year liability, payable in monthly installments	$23,000	$290,000
Uncollateralized liability, due December 31, 2009	179,000	179,000
Uncollateralized liability, due December 31, 2010	219,000	219,000
Total	421,000	688,000
Less current maturities	(202,000)	(266,000)

	$219,000	$422,000

5.	Commitments and Contingencies.

Operating Leases. The Company conducts its operations in a leased facility. In October 2007 the Company entered into agreements to terminate its previous facility lease and sublease effective July 31, 2008. On March 27, 2008, the Company entered into an operating lease for its current facility which is in effect from August 2008 through February 2016. The Company also leases equipment under operating lease agreements effective through September 2009. Rent expense under all of these leases, net of sub-lease rental income, was approximately $546,000, $527,000 and $527,000 for the years ended December 31, 2008, 2007 and 2006.

Minimum future lease obligations under these leases, excluding operating costs, are approximately as follows for the years ending December 31:

2009	$441,000
2010	446,000
2011	456,000
2012	465,000
2013	474,000
Thereafter	1,058,000

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

The Company filed claims in December 2006 and January 2007 with its director’s and officer’s liability and general liability insurers related to the defense costs and insurance coverage for claims asserted against the Company and one of its officers in News America’s counterclaims. On August 9, 2007, the Company filed a complaint against the insurers in Hennepin County District Court, State of Minnesota requesting a declaratory judgment that the insurers owe the Company and its officer such defense costs and insurance coverage. In December 2007, the Company settled its claim against one of the insurers, and in March 2009, the Company settled with the other insurer and received a payment of $1,387,000 as part of the settlement.

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

Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuits to be significant throughout 2009. During the year ended December 31, 2008, the Company incurred legal fees and expenses of $4,086,000 related to the ongoing lawsuits. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for fixed or store-based payments rather than sign placement-based payments. During the years ended December 31, 2008, 2007 and 2006, the Company incurred $4,935,000, $3,730,000 and $3,502,000 of costs related to fixed and store-based payments. The amounts were recorded in Cost of Services in the Statements of Operations.

Aggregate commitment amounts under agreements with retailers are approximately as follows for the years ending December 31:

2009	$2,988,000
2010	2,907,000
2011	141,000

On an ongoing basis the Company negotiates renewals of various retailer agreements. Upon the completion of future contract renewals, the annual commitment amounts for 2009 and thereafter could be in excess of the amounts above.

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

On July 2, 2007, the Company issued a warrant to purchase 800,000 shares of the Company’s common stock to Valassis Sales and Marketing Services, Inc. (“Valassis”) at a price of $4.04 for a term of five years. The warrant was issued for services to develop and expand the Company’s participating retailer network in conjunction with Amendment No. 2 to the Exclusive Reseller Agreement which defines the terms of the strategic sales alliance between the Company and Valassis. The Company recorded $1,521,000 of expense related to the fair value of the warrant. The Black-Scholes option-pricing model was used to estimate the fair value of the warrant using an expected life of 5 years, volatility of 40%, a dividend yield of 0% and a risk-free interest rate of 4.9%. At December 31, 2008, the entire warrant was outstanding and exercisable.

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

The following table summarizes the stock-based compensation expense which was recognized in the Statements of Operations for the years ended December 31, 2008, 2007 and 2006:

Year ended December 31	2008	2007	2006
Cost of sales	$86,000	$91,000	$61,000
Selling	95,000	80,000	55,000
Marketing	65,000	58,000	32,000
General and administrative	245,000	247,000	111,000
	$491,000	$476,000	$259,000

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2008	2007	2006
Stock Options:
Expected life (years)	3.38	3.92	2.64
Expected volatility	75%	40%	63%
Dividend yield	0%	0%	0%
Risk-free interest rate	2.67%	4.77%	4.91%

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

As of December 31, 2008, there was $273,000 of total unrecognized compensation costs related to the outstanding stock options which is expected to be recognized over a weighted average period of 1.0 years.

Stock Options. Prior to 2003 the Company had a stock option plan (the “1990 Plan”) for its employees and directors under which substantially all of the shares reserved for issuance had been issued. During May 2003, the Company’s shareholders approved the 2003 Incentive Stock Option Plan (the “2003 Plan”) and an aggregate of 350,000 shares of common stock were reserved for issuance. The shareholders approved an additional 650,000 shares for issuance in May of 2004, an additional 625,000 shares for issuance in May of 2005, an additional 250,000 for issuance in May of 2007 and an additional 500,000 for issuance in May of 2008. The 2003 Plan replaced the 1990 Plan. Options granted under the 1990 Plan will remain in effect until they are exercised or expire according to their terms. All current option grants are made under the 2003 Plan.

Under the terms of the stock option plans, the Company grants incentive or non-qualified stock options to employees and directors generally at an exercise price at or above 100% of fair market value at the close of business on the date of grant. The stock options expire five or ten years after the date of grant and generally vest over three years.

The following table summarizes activity under the Option Plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Balance at December 31, 2005	563,366	1,859,329	$4.22
Reserved	—	—	—
Granted	(615,100)	615,100	1.24
Exercised	—	(113,331)	1.52	$179,000
Cancelled – 2003 Plan	252,934	(252,934)	2.44
Cancelled – 1990 Plan	—	(61,066)	7.66

Balance at December 31, 2006	201,200	2,047,098	3.59
Reserved	250,000	—	—
Granted	(513,100)	513,100	3.74
Exercised	—	(142,616)	1.23	$478,000
Cancelled – 2003 Plan	96,968	(96,968)	1.60
Cancelled – 1990 Plan	—	(66,400)	8.17

Balance at December 31, 2007	35,068	2,254,214	3.73
Reserved	500,000	—	—
Granted	(321,000)	321,000	1.93
Exercised	—	(4,367)	1.24	$3,000
Cancelled – 2003 Plan	49,936	(49,936)	2.47
Cancelled – 1990 Plan	—	(23,200)	6.10

Balance at December 31, 2008	264,004	2,497,711	$3.50

The numbers of options exercisable under the Option Plans were:
December 31, 2006	1,242,487
December 31, 2007	1,372,417
December 31, 2008	1,751,837

The following table summarizes information about the stock options outstanding at December 31, 2008:

			Options Outstanding			Options Exercisable
Ranges of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per share

$0.58	–	$0.96	310,401	6.51 years	$0.91	302,067	$0.91
0.97	–	1.31	656,433	6.70 years	1.24	511,305	1.25
1.32	–	1.95	350,547	8.91 years	1.92	67,047	1.94
1.96	–	3.32	42,067	4.71 years	3.09	29,406	3.19
3.33	–	4.28	551,331	7.58 years	3.80	255,745	3.86
4.29	–	5.80	84,999	4.27 years	5.74	84,334	5.75
5.81	–	8.90	309,933	1.81 years	7.82	309,933	7.82
8.91	–	11.36	192,000	2.72 years	9.61	192,000	9.61

$0.58	–	$11.36	2,497,711	6.15 years	$3.50	1,751,837	$3.93

Options outstanding under the Option Plans expire at various dates during the period October 2009 through May 2018. Options outstanding at December 31, 2008 had a weighted average remaining life of 6.15 years and an aggregate intrinsic value of $21,000. Options exercisable at December 31, 2008 had a weighted average remaining life of 5.13 years and an aggregate intrinsic value of $21,000. The weighted average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006, were $1.01, $1.38 and $0.52.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “Plan”) that enables employees to contribute up to 10% of their compensation toward the purchase of the Company’s common stock at 85% of market value. During the years ended December 31, 2008, 2007 and 2006, employees purchased 39,914, 164,040 and 57,460 shares under the Plan. At December 31, 2008, 155,663 shares are reserved for future employee purchases of common stock under the Plan. For the year ended December 31, 2008, the Company recognized $67,000 of stock-based compensation expense related to the Plan.

7.	Income Taxes. The (provision) benefit for income taxes consists of the following:

Year Ended December 31	2008	2007	2006
Current taxes - Federal	$—	$(7,000)	$—
Current taxes - State	(7,000)	(15,000)	—
Deferred taxes - Federal	(185,000)	(189,000)	—
Deferred taxes - State	(16,000)	(17,000)	—
(Expense) benefit from adjustment of valuation allowance	(1,930,000)	2,337,000	—

(Provision) benefit for income taxes	$(2,138,000)	$2,109,000	$—

Significant components of the deferred taxes are as follows:

As of December 31	2008	2007

Current Deferred Tax Assets:
Net operating loss carryforwards	$—	$550,000
Accrued expenses	99,000	96,000
Inventory reserve	27,000	27,000
Other	2,000	4,000
Current deferred tax assets before valuation allowance	128,000	677,000
Less valuation allowance	(128,000)	(513,000)

Current deferred tax assets	$—	$164,000

Long -Term Deferred Tax Assets:
Net operating loss carryforwards	$7,632,000	$7,182,000
Warrant expense	563,000	563,000
Accrued expenses	147,000	215,000
Depreciation	31,000	96,000
Stock options	78,000	52,000
Alternative minimum tax credits	34,000	31,000
Other	1,000	—
Long-term deferred tax assets before valuation allowance	8,486,000	8,139,000
Less valuation allowance	(8,486,000)	(6,172,000)

Long-term deferred tax assets	$—	$1,967,000

At December 31, 2008, the Company had net operating loss carryforwards of approximately $21,463,000, which are available to offset future taxable income. The Company has determined that these carryforwards are not currently subject to the limitations of Internal Revenue Code Section 382 which provides limitations on the availability of net operating losses to offset current taxable income if an ownership change has occurred. These carryforwards will begin expiring in 2010.

At December 31, 2008, the Company had indefinite-lived alternative minimum tax credit carryforwards of $34,000.

The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets. During the year ended December 31, 2008, the Company recorded a $1,930,000 net increase to the valuation allowance due to changes in the Company’s expectations regarding its ability to realize certain deferred tax assets, which resulted from a determination that it was more likely than not that none of the deferred tax assets would be realized. During the year ended December 31, 2007, the Company recorded a $2,337,000 net release to the valuation allowance due to changes in the Company’s expectations regarding its ability to realize certain deferred tax assets, which resulted from a determination that it was more likely than not that a portion of the net deferred tax assets would be realized. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company’s recent performance.

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

The actual tax expense attributable to income from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the net income (loss) as follows:

Year Ended December 31	2008	2007	2006
Federal statutory rate	(34.0)%	34.0%	34.0%

Change in valuation allowance	1,618.3	(961.0)	(48.2)
Stock options	116.5	56.8	0.5
State taxes	79.9	(41.9)	(0.4)
Meals & entertainment	21.0	9.4	0.8
Expiration of carryforwards	—	—	13.3

Effective federal income tax rate	1,801.7%	(902.7)%	0.0%

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No 109” (FIN 48). As a result of implementation of FIN 48, the Company has determined that no liability is required to be recognized. The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service are 2005 through 2008. With limited exceptions, tax years prior to 2004 are no longer open in major state and local tax jurisdictions.

8.

Employee Benefit Plans. The Company has a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. During the years ended December 31, 2008 and 2007 the Company made a matching contribution of $71,000 and $66,000, respectively. During the year ended December 31, 2006 the Company made no matching contributions.

9.	Concentrations.

Major Customers. During the year ended December 31, 2008, four customers accounted for 19%, 13%, 11% and 10% of the Company’s total net sales. At December 31, 2008, these four customers represented 12%, 2%, 7% and 24% of the Company’s total accounts receivable. During the year ended December 31, 2007, two customers accounted for 15% and 11% of the Company’s total net sales. At December 31, 2007, these two customers represented 23% and 4% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

Export Sales. Export sales accounted for less than 1% of total net sales during the years ended December 31, 2008, 2007 and 2006.

10.	Quarterly Financial Data. (Unaudited)
Quarterly data for the years ended December 31, 2008 and 2007 was as follows:

Year Ended December 31, 2008	1st Quarter	2nd Quarter	3 rd Quarter	4th Quarter
Net sales	$6,563,000	$7,578,000	$8,597,000	$8,668,000
Gross profit	3,534,000	4,294,000	4,499,000	4,557,000
Net income (loss)	(240,000)	410,000	(254,000)	(2,173,000)
Net income (loss) per share:
Basic	$(0.02)	$0.03	$(0.02)	$(0.14)
Diluted	$(0.02)	$0.03	$(0.02)	$(0.14)

Year Ended December 31, 2007	1st Quarter	2nd Quarter	3 rd Quarter	4th Quarter
Net sales	$6,065,000	$6,969,000	$6,461,000	$4,936,000
Gross profit	3,358,000	4,160,000	3,608,000	2,416,000
Net income (loss)	427,000	1,198,000	(907,000)	1,625,000
Net income (loss) per share:
Basic	$0.03	$0.08	$(0.06)	$0.10
Diluted	$0.03	$0.07	$(0.06)	$0.10

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

          The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures as of December 31, 2008 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

          No changes in the Company’s internal control over financial reporting have occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information

None.

PART III.

Item 10.     Directors, Executive Officers and Corporate Governance

          The information required by Item 10 concerning the directors and executive officers of the Company and corporate governance is incorporated herein by reference to the Company’s proxy statement for its 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 11.     Executive Compensation

          The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement for its 2009 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by Item 12 is incorporated herein by reference to the Company’s proxy statement for its 2009 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 13.     Certain Relationships and Related Transactions and Director Independence

          The information required by Item 13 is incorporated herein by reference to the Company’s proxy statement for its 2009 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 14.     Principal Accounting Fees and Services

          The information required by Item 14 is incorporated herein by reference to the Company’s proxy statement for its 2009 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 15.     Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2008 and 2007
Statements of Operations for the years ended December 31, 2008, 2007 and 2006
Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006
Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Financial Statements

(a)	Exhibits

Exhibit Number	Description	Incorporation By Reference To

3.1	Articles of Incorporation of Registrant, as amended to date	Exhibit 3.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

3.2	Bylaws, as amended to date	Exhibit 3.1 of the Registrant’s Form 8-K filed February 23, 2007

4.1	Specimen Common Stock Certificate of Registrant	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

10.1	The Company’s 1990 Stock Plan, as amended	Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

10.2	Employee Stock Purchase Plan, as amended	Exhibit 4.1 of the Registrants Registration Statement on Form S-8, Reg. No. 333-136591

10.3	The Company’s 2003 Incentive Stock Option Plan, as amended	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-153031

10.4	Amended Change in Control Severance Agreement with Scott F. Drill dated December 20, 2005	Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

10.5	Amended Change in Control Severance Agreement with Justin W. Shireman dated December 20, 2005	Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

10.6	Consulting Agreement, effective February 1, 2006, between Gary L. Vars and the Company	Exhibit 4.1 of the Registrant’s Form 8-K filed February 1, 2006

10.7	Nonqualified Stock Option Agreement, effective February 1, 2006, between Gary L. Vars and the Company	Exhibit 4.2 of the Registrant’s Form 8-K filed February 1, 2006

10.8	Exclusive Reseller Agreement between Valassis Sales & Marketing Services, Inc. and the Company entered into as of June 12, 2006	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2006

10.9	Amended Change in Control Severance Agreement with Scott J. Simcox dated February 20, 2007	Exhibit 10.1 of the Registrant’s Form 8-K filed February 23, 2007

Exhibit Number	Description	Incorporation By Reference To
10.10	Amended Change in Control Severance Agreement with Alan Jones dated May 23, 2007	Exhibit 10.1 of the Registrant’s Form 8-K filed May 30, 2007

10.11	Amended Change in Control Severance Agreement with A. Thomas Lucas dated May 23, 2007	Exhibit 10.2 of the Registrant’s Form 8-K filed May 30, 2007

10.12	Amendment #2 dated July 2, 2007 to Exclusive Reseller Agreement dated June 12, 2006 between Valassis Sales & Marketing Services, Inc. and the Company	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007

10.13	Form of Warrant dated July 2, 2007 to purchase shares of common stock issued to Valassis Sales & Marketing Services, Inc. by the Company per Amendment #2 to the Exclusive Reseller Agreement	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007

10.14	Lease Termination Agreement between the Company and the Landlord, dated October 12, 2007	Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

10.15	Sublease Termination Agreement between the Company and the Sublessee dated October 12, 2007	Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

10.16	Lease Agreement between the Company and the Landlord (Opus Northwest L.L.C.) dated March 27, 2008 (Exhibits Omitted)	Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

10.17	2008 CEO Bonus Plan	Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

10.18	2008 Executive Bonus Plan	Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

10.19	Senior Management Litigation Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed May 23, 2008

14	Code of Ethics	Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ Scott F. Drill
Scott F. Drill
President and CEO
Dated: March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott F. Drill	President, Chief Executive Officer (principal executive officer) Secretary and Director	March 27, 2009
Scott F. Drill

/s/ Justin W. Shireman	Vice President of Finance, Chief Financial Officer (principal financial and accounting officer) and Treasurer	March 27, 2009
Justin W. Shireman

/s/ Peter V. Derycz	Director	March 27, 2009
Peter V. Derycz

/s/ Donald J. Kramer	Director	March 27, 2009
Donald J. Kramer

/s/ Reid V. MacDonald	Director	March 27, 2009
Reid V. MacDonald

/s/ Gordon F. Stofer	Director	March 27, 2009
Gordon F. Stofer