Form 10-Q
period 2009-03-31
INSIGNIA SYSTEMS INC/MN
filed 2009-05-14
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2009

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

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

Yes ☐  No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of May 11, 2009, was 15,129,098.

Insignia Systems, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Insignia Systems, Inc.

BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$8,174,000	$11,052,000
Short-term investments	1,100,000	-
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $7,000, respectively	2,887,000	2,767,000
Inventories	458,000	442,000
Prepaid expenses and other	240,000	238,000
Total Current Assets	12,859,000	14,499,000

Other Assets:
Property and equipment, net	970,000	1,054,000
Other	40,000	40,000

Total Assets	$13,869,000	$15,593,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term liabilities	$179,000	$202,000
Accounts payable	2,386,000	2,770,000
Accrued liabilities
Compensation	624,000	820,000
Employee stock purchase plan	37,000	65,000
Legal	236,000	365,000
Other commissions	29,000	1,742,000
Other	450,000	981,000
Deferred revenue	974,000	1,158,000
Total Current Liabilities	4,915,000	8,103,000

Long-Term Liabilities, less current maturities	219,000	219,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 40,000,000
Issued and outstanding shares – 15,129,000 at March 31, 2009 and 15,069,000 at December 31, 2008	151,000	151,000
Additional paid-in capital	32,028,000	31,881,000
Accumulated deficit	(23,444,000)	(24,761,000)
Total Shareholders’ Equity	8,735,000	7,271,000

Total Liabilities and Shareholders’ Equity	$13,869,000	$15,593,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31	2009	2008
Services revenues	$5,631,000	$5,948,000
Products sold	555,000	615,000
Total Net Sales	6,186,000	6,563,000

Cost of services	2,583,000	2,612,000
Cost of goods sold	380,000	417,000
Total Cost of Sales	2,963,000	3,029,000
Gross Profit	3,223,000	3,534,000

Operating Expenses:
Selling	1,507,000	1,648,000
Marketing	389,000	361,000
General and administrative	1,425,000	1,822,000
General and administrative (insurance settlement proceeds)	(1,387,000)	-
Total Operating Expenses	1,934,000	3,831,000
Operating Income (Loss)	1,289,000	(297,000)

Other Income (Expense):
Interest income	38,000	73,000
Interest expense	(10,000)	(16,000)
Total Other Income	28,000	57,000
Net Income (Loss)	$1,317,000	$(240,000)

Net income (loss) per share:
Basic	$0.09	$(0.02)
Diluted	$0.09	$(0.02)

Shares used in calculation of net income (loss) per share:
Basic	15,128,000	15,590,000
Diluted	15,243,000	15,590,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Three Months Ended March 31, 2009
Balance at December 31, 2008	15,069,000	$151,000	$31,881,000	$(24,761,000)	$7,271,000
Issuance of common stock, net	60,000	—	49,000	—	49,000
Value of stock-based compensation	—	—	98,000	—	98,000
Net income	—	—	—	1,317,000	1,317,000

Balance at March 31, 2009	15,129,000	$151,000	$32,028,000	$(23,444,000)	$8,735,000

Three Months Ended March 31, 2008
Balance at December 31, 2007	15,550,000	$156,000	$32,025,000	$(22,504,000)	$9,677,000
Issuance of common stock, net	40,000	—	95,000	—	95,000
Value of stock-based compensation	—	—	130,000	—	130,000
Net loss	—	—	—	(240,000)	(240,000)

Balance at March 31, 2008	15,590,000	$156,000	$32,250,000	$(22,744,000)	$9,662,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2009	2008
Operating Activities:
Net income (loss)	$1,317,000	$(240,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	101,000	87,000
Provision for bad debt expense	3,000	—
Stock-based compensation	98,000	130,000
Changes in operating assets and liabilities:
Accounts receivable	(123,000)	(2,049,000)
Inventories	(16,000)	(97,000)
Prepaid expenses and other	(2,000)	(101,000)
Accounts payable	(384,000)	842,000
Accrued liabilities	(2,597,000)	(35,000)
Deferred revenue	(184,000)	732,000
Net cash used in operating activities	(1,787,000)	(731,000)

Investing Activities:
Purchases of property and equipment	(17,000)	(19,000)
Purchase of investments	(1,100,000)	—
Net cash used in investing activities	(1,117,000)	(19,000)

Financing Activities:
Payment of long-term liabilities	(23,000)	(64,000)
Proceeds from issuance of common stock, net	49,000	95,000
Net cash provided by financing activities	26,000	31,000
Decrease in cash and cash equivalents	(2,878,000)	(719,000)
Cash and cash equivalents at beginning of period	11,052,000	7,393,000
Cash and cash equivalents at end of period	$8,174,000	$6,674,000

Supplemental disclosures for cash flow information:
Cash paid during period for interest	$—	$6,000

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2009, and its results of operations and cash flows for the three months ended March 31, 2009 and 2008. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Summary of Significant Accounting Policies in the Company’s 2008 Annual Report on Form 10-K describes the Company’s accounting policies.

Short-term Investments. Short-term investments consist of short-term bank certificates of deposit with original maturities of between three and twelve months. These short-term investments are classified as held to maturity and are valued at cost which approximates fair value. These investments are considered Level 2 investments under Statement of Financial Accounting Standards No. 157, Fair Value Measurements.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	March 31, 2009	December 31, 2008
Raw materials	$97,000	$107,000
Work-in-process	53,000	64,000
Finished goods	308,000	271,000
	$458,000	$442,000

Property and Equipment. Property and equipment consists of the following:

	March 31, 2009	December 31, 2008
Production tooling, machinery and equipment	$2,113,000	$2,115,000
Office furniture and fixtures	253,000	250,000
Computer equipment and software	728,000	719,000
Web site	38,000	38,000
Leasehold improvements	257,000	255,000
	3,389,000	3,377,000
Accumulated depreciation and amortization	(2,419,000)	(2,323,000)
Net Property and Equipment	$970,000	$1,054,000

Stock-Based Compensation. The Company accounts for its stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R). The Company recognizes stock compensation expense on a straight-line method over the requisite service period of the award. There were no stock option awards granted during the three months ended March 31, 2009. Total stock-based compensation expense recorded for the three months ended March 31, 2009 and 2008, was $98,000 and $130,000, respectively. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 2,879,000 and 2,018,000 shares of common stock with weighted average exercise prices of $3.78 and $5.17 were outstanding at March 31, 2009 and 2008 and were not included in the computation of common stock equivalents for the three months ended March 31, 2009 and 2008 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. During the three months ended March 31, 2008, the effect of options and warrants outstanding was anti-dilutive due to the net loss incurred during the period. Had net income been achieved, approximately 519,000 of common stock equivalents would have been included in the computation of diluted net income per share.

Weighted average common shares outstanding for the three months ended March 31, 2009 and 2008 were as follows:

Three Months Ended March 31	2009	2008
Denominator for basic net income (loss) per share – weighted average shares	15,128,000	15,590,000

Effect of dilutive securities:
Stock options and warrants	115,000	—

Denominator for diluted net income (loss) per share – adjusted weighted average shares	15,243,000	15,590,000

2.	Commitments and Contingencies.

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

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. (Albertson’s) in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market.  The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006, News America filed counterclaims in the Minnesota case that included claims similar to those in its New York action against Insignia and one of its officers, plus claims for damages for two alleged incidents of libel and slander. On February 4, 2008, the Court approved a consent decree entered into by News America and the State of Minnesota under which News America agreed to not violate Minnesota’s statutes prohibiting commercial disparagement. On July 29, 2008, the Company and Albertson’s entered into a settlement agreement and mutual release, in which they each agreed to release all claims against the other, and the Company agreed to dismiss its lawsuit against Albertson’s. Pursuant to Court order, all discovery and pre-trial matters were completed by May 1, 2009. Motions by the Company and by News America for summary judgment were argued on May 11, 2009, and the Court has not yet ruled on these motions.

The Company filed claims in December 2006 and January 2007 with its director’s and officer’s liability and general liability insurers related to the defense costs and insurance coverage for claims asserted against the Company and one of its officers in News America’s counterclaims. On August 9, 2007, the Company filed a complaint against the insurers in Hennepin County District Court, State of Minnesota requesting a declaratory judgment that the insurers owed the Company and its officer such defense costs and insurance coverage. In December 2007, the Company settled its claim against one of the insurers. Also, in March 2009, the Company settled with the other insurer and received a payment of $1,387,000 as part of the settlement. The Company recorded the payment in general and administrative expenses for the quarter ended March 31, 2009, and the litigation with the insurers is now concluded.

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

Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuit against News America to be significant throughout 2009. During the three months ended March 31, 2009, the Company incurred legal fees of $715,000 related to the News America litigation which were offset by the $1,387,000 payment received from settlement of its claim against one of its insurers. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

3.

Income Taxes. The Company continues to carry a full valuation allowance against its net deferred tax asset at March 31, 2009, and has therefore not recorded income tax expense for the three months ended March 31, 2009. The valuation allowance has been established due to uncertainties regarding the realization of deferred tax assets. Income tax expense was not recorded for the three months ended March 31, 2008, due to the Company’s lack of profitability during that quarter.

4.

Concentrations. During the three months ended March 31, 2009, three customers accounted for 24%, 16% and 11% of the Company’s total net sales. At March 31, 2009 these customers represented 8%, 26% and 14% of the Company’s total accounts receivable. During the three months ended March 31, 2008, one other customer accounted for 13% of the Company’s total net sales and this customer represented 18% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

5.

New Accounting Pronouncements. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not expect the adoption of FSP FAS 157-4 to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material effect on its consolidated financial statements.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

Three Months Ended March 31	2009	2008
Net sales	100.0%	100.0%
Cost of sales	47.9	46.1
Gross profit	52.1	53.9
Operating expenses:
Selling	24.4	25.1
Marketing	6.3	5.5
General and administrative	23.0	27.8
General and administrative (insurance settlement proceeds)	(22.4)	—
Total operating expenses	31.3	58.4
Operating income (loss)	20.8	(4.5)
Other income	0.5	0.8
Net income (loss)	21.3%	(3.7)%

Decreased net sales in the first three months of 2009 compared to the first three months of 2008 combined with fixed costs of sales resulted in a decrease in gross profit in the 2009 period. This decrease in gross profit in the 2009 period was more than offset by the receipt of a settlement in the Company’s claims against one of its insurers for defense cost in the News America litigation and decreased News America related legal fees in the 2009 period resulting in net income in the 2009 period compared to a net loss in the 2008 period.

Three Months ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Sales. Net sales for the three months ended March 31, 2009 decreased 5.7% to $6,186,000 compared to $6,563,000 for the three months ended March 31, 2008.

Service revenues from our POPSign programs for the three months ended March 31, 2009 decreased 5.3% to $5,631,000 compared to $5,948,000 for the three months ended March 31, 2008. The decrease was due to a decrease in the average price per sign and a decrease in the number of POPS signs displayed for customers (consumer packaged goods manufacturers) at stores in the Company’s retail network. The loss of Safeway, Inc. from the Company’s retail network when the contract expired at December 31, 2008, was a significant factor in the decreased number of signs displayed.

Product sales for the three months ended March 31, 2009 decreased 9.8% to $555,000 compared to $615,000 for the three months ended March 31, 2008. This was primarily due to lower sales of thermal and laser sign card supplies based on decreased demand for those products from our customers.

Gross Profit. Gross profit for the three months ended March 31, 2009 decreased 8.8% to $3,223,000 compared to $3,534,000 for the three months ended March 31, 2008. Gross profit as a percentage of total net sales decreased to 52.1% for 2009 compared to 53.9% for 2008.

Gross profit from our POPSign program revenues for the three months ended March 31, 2009 decreased 8.6% to $3,048,000 compared to $3,336,000 for the three months ended March 31, 2008. The decrease was primarily due to decreased sales in 2009 combined with the effect of fixed costs. Gross profit as a percentage of POPSign program revenues decreased to 54.1% for 2009 compared to 56.1% for 2008, primarily due to the effect of fixed costs against decreased revenues.

Gross profit from our product sales for the three months ended March 31, 2009 decreased 11.6% to $175,000 compared to $198,000 for the three months ended March 31, 2008. The decrease was primarily due to decreased sales combined with fixed costs. Gross profit as a percentage of product sales decreased to 31.5% for 2009 compared to 32.2% for 2008, due to the factors discussed above.

Operating Expenses

Selling. Selling expenses for the three months ended March 31, 2009 decreased 8.6% to $1,507,000 compared to $1,648,000 for the three months ended March 31, 2008, primarily due to decreased sales commissions in 2009 due to decreased sales. Selling expenses as a percentage of total net sales decreased to 24.4% in 2009 compared to 25.1% in 2008, due to the decreased costs discussed above.

Marketing. Marketing expenses for the three months ended March 31, 2009 increased 7.8% to $389,000 compared to $361,000 for the three months ended March 31, 2008, due to overall increased spending. Marketing expenses as a percentage of total net sales was 6.3% in 2009 compared to 5.5% in 2008, due to the increased costs discussed above combined with the effect of decreased revenues.

General and administrative. General and administrative expenses for the three months ended March 31, 2009 decreased 97.9% to $38,000 compared to $1,822,000 for the three months ended March 31, 2008, primarily due to a payment to the Company from an insurer for settlement of a claim against the insurer for defense costs, decreased legal expense and decreased facility related expenses. The Company received a payment of $1,387,000 in the first quarter of 2009 from an insurer as part of a settlement of the Company’s claim that the insurer owed the Company defense costs for claims asserted against the Company and one of its officers in the News America litigation. General and administrative expenses as a percentage of total net sales decreased to 0.6% in 2009 compared to 27.8% in 2008, due to the settlement payment and decreased costs discussed above. Legal fees were $742,000 for the three months ended March 31, 2009 compared to $1,031,000 for the three months ended March 31, 2008. The legal fees in each quarter were incurred primarily in connection with the News America lawsuit described in Note 2 to the financial statements. We currently expect the amount of additional legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout the remainder of 2009 as trial preparation continues and as the trial is conducted. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Other Income. Other income for the three months ended March 31, 2009 was $28,000 compared to $57,000 for the three months ended March 31, 2008. The difference was due primarily to decreased interest income in the 2009 period as a result of lower interest rates which more than offset the higher cash balances in the 2009 period.

Income Taxes. The Company did not record income tax expense for the three months ended March 31, 2009, due to the continued full valuation allowance against its net deferred tax asset. The Company did not record an income tax benefit for the three months ended March 31, 2008, as a result of its pre-tax loss for the period and its valuation allowance position. The Company updates its deferred tax asset and valuation allowance analysis quarterly to confirm the appropriateness of its valuation allowance.

Net Income (Loss). Our net income for the three months ended March 31, 2009 was $1,317,000 compared to a net loss of $(240,000) for the three months ended March 31, 2008.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At March 31, 2009, working capital was $7,944,000 compared to $6,396,000 at December 31, 2008. During the three months ended March 31, 2009, cash and cash equivalents decreased $2,878,000 from $11,052,000 at December 31, 2008 to $8,174,000 at March 31, 2009. During the three months ended March 31, 2009 the Company invested $1,100,000 of its cash and cash equivalents in certificates of deposit with twenty-six week maturities which are classified as short-term investments at March 31, 2009.

Net cash used in operating activities during the three months ended March 31, 2009 was $1,787,000. The decrease in cash and cash equivalents from operating activities primarily resulted from net income of $1,317,000 which was more than offset by $2,981,000 of reductions in accrued liabilities and accounts payable. The reductions in accrued liabilities and accounts payable were primarily the payment in January 2009 of accrued commissions, retailer payments and legal fees which had accrued during 2008 and were payable after December 31, 2008.

Net cash of $1,117,000 was used in investing activities during the three months ended March 31, 2009, due to the purchase of $1,100,000 of short-term investments (certificates of deposit with twenty-six week maturities) and $17,000 of expenditures for property and equipment. Capital expenditures for each of the remaining quarters of 2009 are expected to be higher due to planned capital equipment expenditures.

Net cash of $26,000 was provided by financing activities during the three months ended March 31, 2009 as a result of $49,000 of proceeds from the issuance of common stock from the employee stock purchase plan which was partially offset by the payment of $23,000 of principal on long-term liabilities.

The Company believes that based upon current business conditions, its existing cash balance and future cash from operations will be sufficient for its cash requirements for the remainder of 2009. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2008, included in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2009. We believe our most critical accounting policies and estimates include the following:

•	revenue recognition;
•	allowance for doubtful accounts;
•	accounting for deferred income taxes; and
•	stock-based compensation.

Cautionary Statement Regarding Forward Looking Information

Statements made in this quarterly report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward looking statements.” Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2008, and updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. (Albertson’s) in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market.  The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006, News America filed counterclaims in the Minnesota case that included claims similar to those in its New York action against Insignia and one of its officers, plus claims for damages for two alleged incidents of libel and slander. On February 4, 2008, the Court approved a consent decree entered into by News America and the State of Minnesota under which News America agreed to not violate Minnesota’s statutes prohibiting commercial disparagement. On July 29, 2008, the Company and Albertson’s entered into a settlement agreement and mutual release, in which they each agreed to release all claims against the other, and the Company agreed to dismiss its lawsuit against Albertson’s. Pursuant to Court order, all discovery and pre-trial matters were completed by May 1, 2009. Motions by the Company and by News America for summary judgment were argued on May 11, 2009, and the Court has not yet ruled on these motions.

The Company filed claims in December 2006 and January 2007 with its director’s and officer’s liability and general liability insurers related to the defense costs and insurance coverage for claims asserted against the Company and one of its officers in News America’s counterclaims. On August 9, 2007, the Company filed a complaint against the insurers in Hennepin County District Court, State of Minnesota requesting a declaratory judgment that the insurers owed the Company and its officer such defense costs and insurance coverage. In December 2007, the Company settled its claim against one of the insurers. Also, in March 2009, the Company settled with the other insurer and received a payment of $1,387,000 as part of the settlement. The Company recorded the payment in general and administrative expenses for the quarter ended March 31, 2009, and the litigation with the insurers is now concluded.

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

Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuit against News America to be significant throughout 2009. During the three months ended March 31, 2009, the Company incurred legal fees of $715,000 related to the News America litigation which were offset by the $1,387,000 payment received from settlement of its claims against one of its insurers. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

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

Our share repurchase program activity for the three months ended March 31, 2009 was:

	Total Number Of Of Shares Repurchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1-31, 2009	—	$ —	—	$1,271,000
February 1-28, 2009	—	$ —	—	$1,271,000
March 1-31, 2009	—	$ —	—	$1,271,000

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

Dated: May 14, 2009	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill President and Chief Executive Officer (principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman Vice President, Finance and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification