Form 10-Q
period 2009-06-30
INSIGNIA SYSTEMS INC/MN
filed 2009-08-12
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2009
or
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
Yes ☐ No ☒

          Number of shares outstanding of Common Stock, $.01 par value, as of July 31, 2009, was 15,135,131.

Insignia Systems, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Insignia Systems, Inc.
BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,702,000	$11,052,000
Short-term investments	1,900,000	─
Accounts receivable – net of allowance for doubtful accounts of $11,000 and $7,000, respectively	4,083,000	2,767,000
Inventories	428,000	442,000
Prepaid expenses and other	258,000	238,000
Total Current Assets	13,371,000	14,499,000

Other Assets:
Property and equipment, net	889,000	1,054,000
Other	40,000	40,000

Total Assets	$14,300,000	$15,593,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term liabilities	$179,000	$202,000
Accounts payable	1,956,000	2,770,000
Accrued liabilities
Compensation	607,000	820,000
Employee stock purchase plan	68,000	65,000
Legal	110,000	365,000
Other commissions	45,000	1,742,000
Other	560,000	981,000
Deferred revenue	1,516,000	1,158,000
Total Current Liabilities	5,041,000	8,103,000

Long-Term Liabilities, less current maturities	219,000	219,000

Commitments and Contingencies	─	─

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 40,000,000
Issued and outstanding shares – 15,129,000 at June 30, 2009 and 15,069,000 at December 31, 2008	151,000	151,000
Additional paid-in capital	32,223,000	31,881,000
Accumulated deficit	(23,334,000)	(24,761,000)
Total Shareholders’ Equity	9,040,000	7,271,000

Total Liabilities and Shareholders’ Equity	$14,300,000	$15,593,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Services revenues	$5,285,000	$6,883,000	$10,916,000	$12,831,000
Products sold	488,000	695,000	1,043,000	1,310,000
Total Net Sales	5,773,000	7,578,000	11,959,000	14,141,000

Cost of services	2,422,000	2,879,000	5,005,000	5,491,000
Cost of goods sold	326,000	405,000	706,000	822,000
Total Cost of Sales	2,748,000	3,284,000	5,711,000	6,313,000
Gross Profit	3,025,000	4,294,000	6,248,000	7,828,000

Operating Expenses:
Selling	1,511,000	1,669,000	3,018,000	3,317,000
Marketing	345,000	399,000	734,000	760,000
General and administrative	1,044,000	1,643,000	2,469,000	3,465,000
Insurance settlement proceeds	─	─	(1,387,000)	─
Total Operating Expenses	2,900,000	3,711,000	4,834,000	7,542,000
Operating Income	125,000	583,000	1,414,000	286,000

Other Income (Expense):
Interest income	31,000	50,000	69,000	123,000
Interest expense	(10,000)	(14,000)	(20,000)	(30,000)
Other expense	─	(2,000)	─	(2,000)
Total Other Income	21,000	34,000	49,000	91,000
Income Before Taxes	146,000	617,000	1,463,000	377,000

Income tax expense	36,000	207,000	36,000	207,000
Net Income	$110,000	$410,000	$1,427,000	$170,000

Net income per share:
Basic	$0.01	$0.03	$0.09	$0.01
Diluted	$0.01	$0.03	$0.09	$0.01

Shares used in calculation of net income per share:
Basic	15,129,000	15,590,000	15,129,000	15,590,000
Diluted	15,783,000	16,000,000	15,513,000	16,055,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Six Months Ended June 30, 2009

Balance at December 31, 2008	15,069,000	$151,000	$31,881,000	$(24,761,000)	$7,271,000
Issuance of common stock, net	60,000	—	44,000	—	44,000
Value of stock-based compensation	—	—	298,000	—	298,000
Net income	—	—	—	1,427,000	1,427,000

Balance at June 30, 2009	15,129,000	$151,000	$32,223,000	$(23,334,000)	$9,040,000

Six Months Ended June 30, 2008

Balance at December 31, 2007	15,550,000	$156,000	$32,025,000	$(22,504,000)	$9,677,000
Issuance of common stock, net	40,000	—	95,000	—	95,000
Value of stock-based compensation	—	—	284,000	—	284,000
Net income	—	—	—	170,000	170,000

Balance at June 30, 2008	15,590,000	$156,000	$32,404,000	$(22,334,000)	$10,226,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2009	2008
Operating Activities:
Net income	$1,427,000	$170,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	203,000	175,000
Provision for income taxes	36,000	207,000
Provision for bad debt expense	7,000	—
Stock-based compensation	298,000	284,000
Changes in operating assets and liabilities:
Accounts receivable	(1,323,000)	(2,774,000)
Inventories	14,000	(181,000)
Prepaid expenses and other	(56,000)	(123,000)
Accounts payable	(814,000)	576,000
Accrued liabilities	(2,583,000)	201,000
Deferred revenue	358,000	1,432,000
Net cash used in operating activities	(2,433,000)	(33,000)

Investing Activities:
Purchases of property and equipment	(38,000)	(211,000)
Purchases of investments	(1,900,000)	—
Net cash used in investing activities	(1,938,000)	(211,000)

Financing Activities:
Payment of long-term liabilities	(23,000)	(130,000)
Proceeds from issuance of common stock, net	44,000	95,000
Net cash provided by (used in) financing activities	21,000	(35,000)
Decrease in cash and cash equivalents	(4,350,000)	(279,000)
Cash and cash equivalents at beginning of period	11,052,000	7,393,000
Cash and cash equivalents at end of period	$6,702,000	$7,114,000

Supplemental disclosures for cash flow information:
Cash paid during periods for interest	$—	$11,000
Cash paid during periods for income taxes	13,000	—

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2009, and its results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	June 30, 2009	December 31, 2008
Raw materials	$95,000	$107,000
Work-in-process	51,000	64,000
Finished goods	282,000	271,000
	$428,000	$442,000

Property and Equipment. Property and equipment consists of the following:

	June 30, 2009	December 31, 2008
Production tooling, machinery and equipment	$2,125,000	$2,115,000
Office furniture and fixtures	253,000	250,000
Computer equipment and software	715,000	719,000
Web site	38,000	38,000
Leasehold improvements	257,000	255,000
	3,388,000	3,377,000
Accumulated depreciation and amortization	(2,499,000)	(2,323,000)
Net Property and Equipment	$889,000	$1,054,000

Stock-Based Compensation. The Company accounts for its stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R). We recognize stock compensation expense on a straight-line method over the requisite service period of the award.

There were 328,500 stock option awards granted during the six months ended June 30, 2009. Total stock-based compensation expense recorded for the six months ended June 30, 2009 and 2008, was $298,000 and $284,000, respectively. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards with the following weighted average assumptions for the stock option awards granted during the six months ended June 30, 2009: expected life of 3.6 years, expected volatility of 77%, dividend yield of 0% and a risk-free interest rate of 1.31%.

Net Income Per Share. Basic net income per share is computed by dividing net income by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 1,988,000 and 2,150,000 shares of common stock with weighted average exercise prices of $4.73 and $4.96 were outstanding at June 30, 2009 and 2008 and were not included in the computation of common stock equivalents for the three months ended June 30, 2009 and 2008 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 2,433,000 and 2,084,000 shares of common stock with weighted average exercise prices of $4.17 and $5.06 were outstanding at June 30, 2009 and 2008 and were not included in the computation of common stock equivalents for the six months ended June 30, 2009 and 2008 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Denominator for basic net income per share – weighted average shares	15,129,000	15,590,000	15,129,000	15,590,000

Effect of dilutive securities:
Stock options and warrants	654,000	410,000	384,000	465,000

Denominator for diluted net income per share – adjusted weighted average shares	15,783,000	16,000,000	15,513,000	16,055,000

2.	Commitments and Contingencies.

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

Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuit against News America to be significant throughout 2009 and possibly future years. During the six months ended June 30, 2009, the Company incurred legal fees of $1,021,000 related to the News America litigation which were offset by the $1,387,000 payment received from settlement of its claim against one of its insurers during the first quarter of 2009. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

3.

Income Taxes. The Company continues to carry a full valuation allowance against its net deferred tax asset at June 30, 2009, and has therefore recorded income tax expense of $36,000 for the six months ended June 30, 2009 related to alternative minimum tax liability. The valuation allowance has been established due to uncertainties regarding the realization of deferred tax assets. Income tax expense was $207,000 for the six months ended June 30, 2008 which was based upon an effective rate of 55% which incorporated a statutory rate of 37% and the effect of nondeductible expenses for tax purposes related to stock-based compensation and meals and entertainment.

4.

Concentrations. During the six months ended June 30 2009, three customers accounted for 20%, 19% and 14%, respectively, of the Company’s total net sales. At June 30, 2009, these customers represented 10%, 31% and 18%, respectively, of the Company’s total accounts receivable. During the six months ended June 30, 2008, two customers each accounted for 11% of the Company’s total net sales. At June 30, 2008, one of these customers represented 29% of the Company’s total accounts receivable and one other customer represented 14% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

5.

Subsequent Events. In May 2009, the Financial Accounting Standards Board issued Statement 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted Statement 165 as of June 30, 2009, which was the required effective date.

The Company evaluated its June 30, 2009 financial statements for subsequent events through August 12, 2009, the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements

6.

New Accounting Pronouncements. In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is intended to provide greater clarity to investors about the credit and noncredit component of an Other-Than-Temporary Impairment event and to more effectively communicate when an Other-Than-Temporary Impairment event has occurred. The FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. An entity early adopting this FSP must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its financial statements.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.6	43.3	47.8	44.6
Gross profit	52.4	56.7	52.2	55.4
Operating expenses:
Selling	26.1	22.0	25.2	23.5
Marketing	6.0	5.3	6.1	5.4
General and administrative	18.1	21.7	20.7	24.5
Insurance settlement proceeds	─	─	(11.6)	─
Total operating expenses	50.2	49.0	40.4	53.4
Operating income	2.2	7.7	11.8	2.0
Other income	0.3	0.4	0.4	0.7
Income before taxes	2.5	8.1	12.2	2.7
Income tax expense	0.6	2.7	0.3	1.5
Net income	1.9%	5.4%	11.9%	1.2%

Decreased net sales in the first six months of 2009 compared to the first six months of 2008 combined with fixed costs of sales resulted in a decrease in gross profit in the 2009 period. This decrease in gross profit in the 2009 period was more than offset by the receipt of a settlement in the Company’s claims against one of its insurers for defense cost in the News America litigation and decreased News America related legal fees in the 2009 period, resulting in higher net income in the 2009 period compared to the 2008 period.

Three and Six Months ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

Net Sales. Net sales for the three months ended June 30, 2009 decreased 23.8% to $5,773,000 compared to $7,578,000 for the three months ended June 30, 2008. Net sales for the six months ended June 30, 2009 decreased 15.4% to $11,959,000 compared to $14,141,000 for the six months ended June 30, 2008.

Service revenues from our POPSign programs for the three months ended June 30, 2009 decreased 23.2% to $5,285,000 compared to $6,883,000 for the three months ended June 30, 2008. Service revenues from our POPSign programs for the six months ended June 30, 2009 decreased 14.9% to $10,916,000 compared to $12,831,000 for the six months ended June 30, 2008. The decreases in both 2009 periods were primarily due to decreases in the number of POPSign programs executed for customers (consumer packaged goods manufacturers) at stores in the Company’s retail network. The loss of Safeway, Inc. from the Company’s retail network when the contract expired on December 31, 2008 was a significant factor in the decreased number of sign placements in the 2009 periods.

Product sales for the three months ended June 30, 2009 decreased 29.8% to $488,000 compared to $695,000 for the three months ended June 30, 2008. Product sales for the six months ended June 30, 2009 decreased 20.4% to $1,043,000 compared to $1,310,000 for the six months ended June 30, 2008. The decreases in both 2009 periods were primarily due to lower sales of thermal sign card supplies, laser sign card supplies and Stylus software based on decreased demand for those products from our customers.

Gross Profit. Gross profit for the three months ended June 30, 2009 decreased 29.6% to $3,025,000 compared to $4,294,000 for the three months ended June 30, 2008. Gross profit for the six months ended June 30, 2009 decreased 20.2% to $6,248,000 compared to $7,828,000 for the six months ended June 30, 2008. Gross profit as a percentage of total net sales decreased to 52.4% for the three months ended June 30, 2009, compared to 56.7% for the three months ended June 30, 2008. Gross profit as a percentage of total net sales decreased to 52.2% for the six months ended June 30, 2009, compared to 55.4% for the six months ended June 30, 2008.

Gross profit from our POPSign program revenues for the three months ended June 30, 2009 decreased 28.5% to $2,863,000 compared to $4,004,000 for the three months ended June 30, 2008. Gross profit from our POPSign program revenues for the six months ended June 30, 2009 decreased 19.5% to $5,911,000 compared to $7,340,000 for the six months ended June 30, 2008. The decreases in both 2009 periods were primarily due to decreased sales which were partially offset by decreased retailer expenses. Gross profit as a percentage of POPSign program revenues for the three months ended June 30, 2009 decreased to 54.2% compared to 58.2% for the three months ended June 30, 2008. Gross profit as a percentage of POPSign program revenues for the six months ended June 30, 2009 decreased to 54.2% compared to 57.2% for the six months ended June 30, 2008. The decreases in gross profit as a percentage of POPSign program revenues in both 2009 periods were primarily due the effect of fixed costs and the effect of retailer expenses which did not decrease as significantly as sales.

Gross profit from our product sales for the three months ended June 30, 2009 decreased 44.1% to $162,000 compared to $290,000 for the three months ended June 30, 2008. Gross profit from our product sales for the six months ended June 30, 2009 decreased 30.9% to $337,000 compared to $488,000 for the six months ended June 30, 2008. The decreases in both 2009 periods were primarily due to decreased sales combined with fixed costs. Gross profit as a percentage of product sales was 33.2% for the three months ended June 30, 2009 compared to 41.7% for the three months ended June 30, 2008. Gross profit as a percentage of product sales was 32.3% for the six months ended June 30, 2009 compared to 37.3% for the six months ended June 30, 2008. The decreases in both 2009 periods were was due to decreased sales and the effect of fixed costs.

Operating Expenses

Selling. Selling expenses for the three months ended June 30, 2009 decreased 9.5% to $1,511,000 compared to $1,669,000 for the three months ended June 30, 2008. Selling expenses for the six months ended June 30, 2009 decreased 9.0% to $3,018,000 compared to $3,317,000 for the six months ended June 30, 2008. Decreases in the 2009 periods were primarily due to decreased sales commissions. The decreased sales commissions were due to decreased POPSign program sales.

Selling expenses as a percentage of total net sales increased to 26.1% for the three months ended June 30, 2009 compared to 22.0% for the three months ended June 30, 2008. Selling expenses as a percentage of total net sales increased to 25.2% for the six months ended June 30, 2009 compared to 23.5% for the six months ended June 30, 2008. The increases in the selling expenses as a percentage of total net sales in the 2009 periods were due to the effect of fixed or flat costs (salaries and benefits, facility costs, travel, lodging, meals and entertainment) in relation to the effect of decreased sales in the 2009 periods.

Marketing. Marketing expenses for the three months ended June 30, 2009 decreased 13.5% to $345,000 compared to $399,000 for the three months ended June 30, 2008. Marketing expenses for the six months ended June 30, 2009 decreased 3.4% to $734,000 compared to $760,000 for the six months ended June 30, 2008. Decreased expenses in the 2009 periods were primarily the result of decreased data acquisition expenses.

Marketing expenses as a percentage of total net sales increased to 6.0% for the three months ended June 30, 2009 compared to 5.3% for the three months ended June 30, 2008. Marketing expenses as a percentage of total net sales increased to 6.1% for the six months ended June 30, 2009 compared to 5.4% for the six months ended June 30, 2008. The increases in marketing expenses as a percentage of total net sales in the 2009 periods were primarily due to the effect of flat costs in relation to the effect of decreased sales in the 2009 periods.

General and administrative. General and administrative expenses for the three months ended June 30, 2009 decreased 36.5% to $1,044,000 compared to $1,643,000 for the three months ended June 30, 2008. General and administrative expenses for the six months ended June 30, 2009 decreased 32.6% to $2,469,000 compared to $3,465,000 for the six months ended June 30, 2008. The decreases in the 2009 periods were primarily due to decreased legal expense and decreased facility related expenses. The Company recorded lower legal expense in the 2009 periods as there was more activity in the 2008 periods related to trial preparation.

General and administrative expenses as a percentage of total net sales decreased to 18.1% for the three months ended June 30, 2009 compared to 21.7% for the three months ended June 30, 2008. General and administrative expenses as percentage of total net sales decreased to 20.7% for the six months ended June 30, 2009 compared to 24.5% for the six months ended June 30, 2008. The decreases in the 2009 periods were primarily due to the decreased costs discussed above in relation to decreased sales.

Legal fees and expenses were $317,000 for the three months ended June 30, 2009 compared to $849,000 for the three months ended June 30, 2008. Legal fees and expenses were $1,059,000 for the six months ended June 30, 2009 compared to $1,880,000 for the six months ended June 30, 2008. The legal fees and expenses in each period were incurred primarily in connection with the News America lawsuit described in Note 2 to the financial statements. Decreased legal fees and expenses in the 2009 periods reflect decreased trial preparation and other activity. We currently expect the amount of additional legal fees and expenses that will be incurred in connection with the ongoing lawsuit to be significant throughout the remainder of 2009 and possibly future years. Also, if the Company is required to pay a significant amount in settlement or damages, it will have a material adverse effect on its operations and financial condition. In addition, a negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Insurance settlement proceeds. The Company received a payment of $1,387,000 in the first quarter of 2009 from an insurer as part of a settlement of the Company’s claim that the insurer owed the Company defense costs for claims asserted against the Company and one of its officers in the News America litigation.

Other Income. Other income for the three months ended June 30, 2009 was $21,000 compared to $34,000 for the three months ended June 30, 2008. Other income for the six months ended June 30, 2009 was $49,000 compared to $91,000 for the six months ended June 30, 2008. Lower other income in the 2009 periods was primarily due to decreased interest income in the 2009 periods as a result of lower interest rates which more than offset the higher cash balances in the 2009 periods.

Income Taxes. The Company continues to carry a full valuation allowance against its net deferred tax asset at June 30, 2009, and has therefore only recorded income tax expense of $36,000 for the six months ended June 30, 2009 related to alternative minimum tax liability. The valuation allowance has been established due to uncertainties regarding the realization of deferred tax assets. Income tax expense was $207,000 for the six months ended June 30, 2008 which was based upon an effective rate of 55% which incorporated a statutory rate of 37% and the effect of nondeductible expenses for tax purposes related to stock-based compensation and meals and entertainment.

Net Income. Net income for the three months ended June 30, 2009 was $110,000 compared to $410,000 for the three months ended June 30, 2008. Net income for the six months ended June 30, 2009 was $1,427,000 compared to $170,000 for the six months ended June 30, 2008.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At June 30, 2009, working capital was $8,330,000 compared to $6,396,000 at December 31, 2008. During the six months ended June 30, 2009, cash, cash equivalents and short-term investments decreased $2,450,000 from $11,052,000 at December 31, 2008 to $8,602,000 at June 30, 2009.

Net cash used in operating activities during the six months ended June 30, 2009 was $2,433,000. Net income of $1,427,000 for the six months ended June 30, 2009 was more than offset by changes in operating assets and liabilities, primarily decreases in accrued liabilities and accounts payable and an increase in accounts receivable. Accounts payable and accrued liabilities decreased $3,397,000 during the six month period primarily as a result of the payment in January 2009 of accrued commissions, retailer payments and legal fees which had accrued during 2008 and were payable after December 31, 2008. Accounts receivable increased $1,323,000 during the six months ended June 30, 2009 primarily due to an advanced billing in June 2009 to a customer for an eleven month POPSign program contract. Deferred revenue increased $358,000 during the six months ended June 30, 2009 primarily due to the advanced billing to a customer described above which was partially offset by decreases in other advanced billings. The Company expects accounts receivable, accounts payable, accrued liabilities and deferred revenue to fluctuate during 2009 depending on the level of quarterly POPSign revenues and related business activity as well as billing arrangements with customers.

Net cash of $1,938,000 was used in investing activities during the six months ended June 30, 2009, due to the purchase of $1,900,000 of short-term investments (certificates of deposit with twenty-six week maturities) and $38,000 of expenditures for property and equipment. The Company expects capital expenditures for the remainder of 2009 to be higher due to planned capital equipment expenditures.

Net cash of $21,000 was provided by financing activities during the six months ended June 30, 2009 as a result of $44,000 of proceeds (net) from the issuance of common stock from the employee stock purchase plan which was partially offset by the payment of $23,000 of principal on long-term liabilities.

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

Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuit against News America to be significant throughout 2009 and possibly future years. During the six months ended June 30, 2009, the Company incurred legal fees of $1,021,000 related to the News America litigation which were offset by the $1,387,000 payment received from settlement of its claim against one of its insurers during the first quarter of 2009. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

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

Our share repurchase program activity for the three months ended June 30, 2009 was:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans Or Programs

April 1-30, 2009	—	$—	—	$1,271,000
May 1-31, 2009	—	$—	—	$1,271,000
June 1-30, 2009	—	$—	—	$1,271,000

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 20, 2009.

The shareholders present in person or by proxy voted to elect Donald J. Kramer, Scott F. Drill, Peter V. Derycz, Reid V. MacDonald and Gordon F. Stofer as directors with each director receiving the following votes:

	FOR	WITHHOLD AUTHORITY
Donald J. Kramer	13,713,667	140,404
Scott F. Drill	13,720,503	133,578
Peter V. Derycz	13,715,677	138,404
Reid V. MacDonald	13,715,677	138,404
Gordon F. Stofer	13,715,677	138,404

The shareholders present in person or by proxy voted to approve an amendment to the Company’s 2003 Incentive Stock Option Plan to increase the number of shares reserved for issuance under the Plan from 2,375,000 to 2,625,000. The vote consisted of 4,788,409 shares in favor, 268,538 shares against, 11,500 shares abstaining and 8,785,634 broker non-votes.

The shareholders present in person or by proxy voted to approve an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the Plan from 950,000 to 1,200,000. The vote consisted of 4,972,377 shares in favor, 83,270 shares against, 12,800 shares abstaining and 8,785,634 broker non-votes.

The shareholders present in person or by proxy voted to ratify the appointment of Grant Thornton LLP as the independent registered public accounting firm for the current year. The vote consisted of 13,687,452 shares in favor, 139,767 shares against and 26,861 shares abstaining.

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

Dated: August 12, 2009	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill
President and Chief Executive Officer
(principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification