Form 10-Q
period 2009-09-30
INSIGNIA SYSTEMS INC/MN
filed 2009-11-13
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2009
or
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
Yes ☐ No ☒

          Number of shares outstanding of Common Stock, $.01 par value, as of October 31, 2009, was 15,155,131.

Insignia Systems, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Insignia Systems, Inc.
BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$8,701,000	$11,052,000
Short-term investments	2,200,000	─
Accounts receivable – net of allowance for doubtful accounts of $11,000 and $7,000, respectively	3,982,000	2,767,000
Inventories	467,000	442,000
Prepaid expenses and other	359,000	238,000
Total Current Assets	15,709,000	14,499,000

Other Assets:
Property and equipment, net	819,000	1,054,000
Other	42,000	40,000

Total Assets	$16,570,000	$15,593,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term liabilities	$179,000	$202,000
Accounts payable	2,338,000	2,770,000
Accrued liabilities
Compensation	893,000	820,000
Employee stock purchase plan	99,000	65,000
Legal	90,000	365,000
Other commissions	─	1,742,000
Other	1,013,000	981,000
Income taxes payable	25,000	─
Deferred revenue	1,565,000	1,158,000
Total Current Liabilities	6,202,000	8,103,000

Long-Term Liabilities, less current maturities	219,000	219,000

Commitments and Contingencies	─	─

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 40,000,000
Issued and outstanding shares – 15,135,000 at September 30, 2009 and 15,069,000 at December 31, 2008	151,000	151,000
Additional paid-in capital	32,346,000	31,881,000
Accumulated deficit	(22,348,000)	(24,761,000)
Total Shareholders’ Equity	10,149,000	7,271,000

Total Liabilities and Shareholders’ Equity	$16,570,000	$15,593,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Services revenues	$7,485,000	$7,999,000	$18,401,000	$20,830,000
Products sold	459,000	598,000	1,502,000	1,908,000
Total Net Sales	7,944,000	8,597,000	19,903,000	22,738,000

Cost of services	3,486,000	3,699,000	8,491,000	9,190,000
Cost of products sold	326,000	399,000	1,032,000	1,221,000
Total Cost of Sales	3,812,000	4,098,000	9,523,000	10,411,000
Gross Profit	4,132,000	4,499,000	10,380,000	12,327,000

Operating Expenses:
Selling	1,776,000	2,561,000	4,794,000	5,878,000
Marketing	391,000	451,000	1,125,000	1,211,000
General and administrative	973,000	1,992,000	3,442,000	5,457,000
Insurance settlement proceeds	—	—	(1,387,000)	—
Total Operating Expenses	3,140,000	5,004,000	7,974,000	12,546,000
Operating Income (Loss)	992,000	(505,000)	2,406,000	(219,000)

Other Income (Expense):
Interest income	31,000	55,000	100,000	178,000
Interest expense	(10,000)	(13,000)	(30,000)	(43,000)
Other income (expense)	(1,000)	2,000	(1,000)	—
Total Other Income	20,000	44,000	69,000	135,000
Income (Loss) Before Taxes	1,012,000	(461,000)	2,475,000	(84,000)

Income tax expense (benefit)	26,000	(207,000)	62,000	—
Net Income (Loss)	$986,000	$(254,000)	$2,413,000	$(84,000)

Net income (loss) per share:
Basic	$0.07	$(0.02)	$0.16	$(0.01)
Diluted	$0.06	$(0.02)	$0.15	$(0.01)

Shares used in calculation of net income (loss) per share:
Basic	15,134,000	15,527,000	15,130,000	15,569,000
Diluted	15,972,000	15,527,000	15,666,000	15,569,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total

Nine Months Ended September 30, 2009

Balance at December 31, 2008	15,069,000	$151,000	$31,881,000	$(24,761,000)	$7,271,000
Issuance of common stock, net	66,000	—	46,000	—	46,000
Stock-based compensation	—	—	419,000	—	419,000
Net income	—	—	—	2,413,000	2,413,000

Balance at September 30, 2009	15,135,000	$151,000	$32,346,000	$(22,348,000)	$10,149,000

Nine Months Ended September 30, 2008

Balance at December 31, 2007	15,550,000	$156,000	$32,025,000	$(22,504,000)	$9,677,000
Issuance of common stock, net	44,000	—	98,000	—	98,000
Stock-based compensation	—	—	393,000	—	393,000
Repurchase of common stock, net	(225,000)	(2,000)	(462,000)	—	(464,000)
Net loss	—	—	—	(84,000)	(84,000)

Balance at September 30, 2008	15,369,000	$154,000	$32,054,000	$(22,588,000)	$9,620,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2009	2008
Operating Activities:
Net income (loss)	$2,413,000	$(84,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	303,000	267,000
Provision for income taxes	62,000	—
Provision for bad debt expense	9,000	—
Stock-based compensation	419,000	393,000
Changes in operating assets and liabilities:
Accounts receivable	(1,224,000)	(1,852,000)
Inventories	(25,000)	(118,000)
Prepaid expenses and other	(160,000)	51,000
Accounts payable	(432,000)	731,000
Accrued liabilities	(1,878,000)	2,395,000
Deferred revenue	407,000	710,000
Net cash provided by (used in) operating activities	(106,000)	2,493,000

Investing Activities:
Purchases of property and equipment	(68,000)	(987,000)
Purchases of investments	(3,300,000)	—
Proceeds from sale of investments	1,100,000	—
Net cash used in investing activities	(2,268,000)	(987,000)

Financing Activities:
Payment of long-term liabilities	(23,000)	(197,000)
Proceeds from issuance of common stock, net	46,000	98,000
Repurchase of common stock, net	—	(464,000)
Net cash provided by (used in) financing activities	23,000	(563,000)
Increase (decrease) in cash and cash equivalents	(2,351,000)	943,000
Cash and cash equivalents at beginning of period	11,052,000	7,393,000
Cash and cash equivalents at end of period	$8,701,000	$8,336,000

Supplemental disclosures for cash flow information:
Cash paid during periods for interest	$—	$14,000
Cash paid during periods for income taxes	16,000	8,000

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2009, and its results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2008 Annual Report on Form 10-K describes the Company’s accounting policies.

Short-term Investments. Short-term investments consist of short-term bank certificates of deposit with original maturities of between three and twelve months. These short-term investments are classified as held to maturity and are valued at cost which approximates fair value. These investments are considered Level 2 investments under Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic (ASC) 820, Fair Value Measurements and Disclosures.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	September 30, 2009	December 31, 2008
Raw materials	$71,000	$107,000
Work-in-process	83,000	64,000
Finished goods	313,000	271,000
	$467,000	$442,000

Property and Equipment. Property and equipment consists of the following:

	September 30, 2009	December 31, 2008
Production tooling, machinery and equipment	$2,111,000	$2,115,000
Office furniture and fixtures	255,000	250,000
Computer equipment and software	728,000	719,000
Web site	38,000	38,000
Leasehold improvements	257,000	255,000
	3,389,000	3,377,000
Accumulated depreciation and amortization	(2,570,000)	(2,323,000)
Net Property and Equipment	$819,000	$1,054,000

Stock-Based Compensation. The Company accounts for its stock-based compensation in accordance with the provisions of ASC 718, Compensation – Stock Compensation. The Company recognizes stock compensation expense on a straight-line method over the requisite service period of the award.

There were 348,500 stock option awards granted during the nine months ended September 30, 2009. Total stock-based compensation expense recorded for the nine months ended September 30, 2009 and 2008, was $419,000 and $393,000, respectively. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards with the following weighted average assumptions for the stock option awards granted during the nine months ended September 30, 2009: expected life of 3.58 years, expected volatility of 77%, dividend yield of 0% and a risk-free interest rate of 1.32%.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 2,082,000 and 2,292,000 shares of common stock with weighted average exercise prices of $4.64 and $4.74 were outstanding at September 30, 2009 and 2008 and were not included in the computation of common stock equivalents for the three months ended September 30, 2009 and 2008 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 2,316,000 and 2,154,000 shares of common stock with weighted average exercise prices of $4.31 and $4.95 were outstanding at September 30, 2009 and 2008 and were not included in the computation of common stock equivalents for the nine months ended September 30, 2009 and 2008 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. During the three months and nine months ended September 30, 2008, the effect of options and warrants outstanding was anti-dilutive due to the net losses incurred during the periods. Had net income been achieved, approximately 392,000 and 440,000, respectively, of common stock equivalents would have been included in the computation of diluted net income per share.

Weighted average common shares outstanding for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Denominator for basic net income (loss) per share – weighted average shares	15,134,000	15,527,000	15,130,000	15,569,000

Effect of dilutive securities:
Stock options and warrants	838,000	—	536,000	—
Denominator for diluted net income (loss) per share – adjusted weighted average shares	15,972,000	15,527,000	15,666,000	15,569,000

2.	Commitments and Contingencies.

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

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. (Albertson’s) in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006, News America filed counterclaims in the Minnesota case that included claims similar to those in its New York action against Insignia and one of its officers, plus claims for damages for two alleged incidents of libel and slander. On February 4, 2008, the Court approved a consent decree entered into by News America and the State of Minnesota under which News America agreed to not violate Minnesota’s statutes prohibiting commercial disparagement. On July 29, 2008, the Company and Albertson’s entered into a settlement agreement and mutual release, in which they each agreed to release all claims against the other, and the Company agreed to dismiss its lawsuit against Albertson’s. On September 30, 2009, the Court ruled on motions by both the Company and News America for Summary Judgment. The Court awarded Summary Judgment to the Company and one of its executive officers on all of News America’s counterclaims and third-party claims. The Court also denied News America’s Motion for Summary Judgment on the Company’s claims against News America other than granting News America’s uncontested motion on one claim in the Amended Complaint related to retailers. The Court’s rulings set the stage for a trial on the Company’s antitrust and unfair-competition claims against News America; however, a trial date has not yet been set.

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

Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuit against News America to be significant throughout the remainder of 2009, 2010 and possibly future years. During the nine months ended September 30, 2009, the Company incurred legal fees of $1,254,000 related to the News America litigation which were offset by the $1,387,000 payment received from settlement of its claim against one of its insurers during the first quarter of 2009. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

3.

Income Taxes. The Company continues to carry a full valuation allowance against its net deferred tax asset at September 30, 2009, and has therefore recorded income tax expense of $26,000 and $62,000 for the three and nine months ended September 30, 2009, respectively, related to alternative minimum tax liability. The valuation allowance has been established due to uncertainties regarding the realization of deferred tax assets. The Company did not record a cumulative income tax benefit for the nine months ended September 30, 2008, as a result of the net loss for the nine months and its analysis of future taxable income levels and the amount of net deferred tax assets recorded at September 30, 2008.

4.

Concentrations. During the nine months ended September 30, 2009, four customers accounted for 20.5%, 18.7%, 13.5% and 10.1% of the Company’s total net sales. At September 30, 2009 these four customers represented 13.4%, 11.9%, 12.2% and 19.8% of the Company’s total accounts receivable. During the nine months ended September 30, 2008, two customers accounted for 15.8% and 12.8% of the Company’s total net sales.

Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

5.

Subsequent Events. The Company evaluated its September 30, 2009 financial statements for subsequent events through November 13, 2009, the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements

6.

New Accounting Pronouncements. In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification ™ (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). Use of the new Codification is effective for interim and annual periods ending after September 15, 2009. The Company has used the new Codification in reference to GAAP in this quarterly report on Form 10-Q and such use has not impacted the results of the Company.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.0	47.7	47.8	45.8
Gross profit	52.0	52.3	52.2	54.2
Operating expenses:
Selling	22.4	29.8	24.1	25.9
Marketing	4.9	5.2	5.7	5.3
General and administrative	12.2	23.2	17.3	24.0
Insurance settlement proceeds	—	—	(7.0)	—
Total operating expenses	39.5	58.2	40.1	55.2
Operating income (loss)	12.5	(5.9)	12.1	(1.0)
Other income (expense)	0.3	0.5	0.3	0.6
Income (loss) before taxes	12.7	(5.4)	12.4	(0.4)
Income tax expense (benefit)	0.3	(2.4)	0.3	0.0
Net income (loss)	12.4%	(3.0)%	12.1%	(0.4)%

Decreased net sales in the first nine months of 2009 compared to the first nine months of 2008 combined with fixed costs of sales resulted in a decrease in gross profit in the 2009 period. This decrease in gross profit in the 2009 period was more than offset by decreased operating expense in the 2009 period, resulting in higher net income in the 2009 period compared to the 2008 period. The primary components of the decreased operating expense in the 2009 period were lower News America related legal expense in the 2009 period, the receipt of a settlement in the 2009 period in the Company’s lawsuit against one of its insurers for defense cost in the News America litigation and decreased sales commissions in the 2009 period. The decreased sales commissions resulted from decreased net sales in the 2009 period and a sales incentive to our strategic partner present only in 2008 which was triggered by a year-over-year increase in sales to specific customers.

Three and Nine Months ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

Net Sales. Net sales for the three months ended September 30, 2009, decreased 7.6% to $7,944,000 compared to $8,597,000 for the three months ended September 30, 2008. Net sales for the nine months ended September 30, 2009, decreased 12.5% to $19,903,000 compared to $22,738,000 for the nine months ended September 30, 2008.

Service revenues from our POPSign programs for the three months ended September 30, 2009, decreased 6.4% to $7,485,000 compared to $7,999,000 for the three months ended September 30, 2008. Service revenues from our POPSign programs for the nine months ended September 30, 2009, decreased 11.7% to $18,401,000 compared to $20,830,000 for the nine months ended September 30, 2008. The decreases in both 2009 periods were primarily due to decreases in the number of POPSign programs executed for customers (consumer packaged goods manufacturers) at stores in the Company’s retail network. The loss of Safeway, Inc. from the Company’s retail network when the contract expired on December 31, 2008 was a significant factor in the decreased number of sign placements in the 2009 periods.

Product sales for the three months ended September 30, 2009, decreased 23.2% to $459,000 compared to $598,000 for the three months ended September 30, 2008. Product sales for the nine months ended September 30, 2009, decreased 21.3% to $1,502,000 compared to $1,908,000 for the nine months ended September 30, 2008. The decreases were primarily due to lower sales of thermal supplies, laser sign card supplies and Stylus software based on decreased demand for those products from our customers.

Gross Profit. Gross profit for the three months ended September 30, 2009, decreased 8.2% to $4,132,000 compared to $4,499,000 for the three months ended September 30, 2008. Gross profit for the nine months ended September 30, 2009, decreased 15.8% to $10,380,000 compared to $12,327,000 for the nine months ended September 30, 2008. Gross profit as a percentage of total net sales decreased to 52.0% for the three months ended September 30, 2009, compared to 52.3% for the three months ended September 30, 2008. Gross profit as a percentage of total net sales decreased to 52.2% for the nine months ended September 30, 2009, compared to 54.2% for the nine months ended September 30, 2008.

Gross profit from our POPSign program revenues for the three months ended September 30, 2009, decreased 7.0% to $3,999,000 compared to $4,300,000 for the three months ended September 30, 2008. Gross profit from our POPSign program revenues for the nine months ended September 30, 2009, decreased 14.9% to $9,910,000 compared to $11,640,000 for the nine months ended September 30, 2008. The decreases in both 2009 periods were primarily due to decreased sales which were partially offset by decreased retailer expenses and printing expenses. Gross profit as a percentage of POPSign program revenues for the three months ended September 30, 2009, decreased to 53.4% compared to 53.8% for the three months ended September 30, 2008. Gross profit as a percentage of POPSign program revenues for the nine months ended September 30, 2009 decreased to 53.9%, compared to 55.9% for the nine months ended September 30, 2008. The decreases in gross profit as a percentage of POPSign program revenues in both 2009 periods were primarily due to the effect of fixed costs and the effect of retailer expenses which did not decrease as significantly as sales.

Gross profit from our product sales for the three months ended September 30, 2009, decreased 33.2% to $133,000 compared to $199,000 for the three months ended September 30, 2008. Gross profit from our product sales for the nine months ended September 30, 2009, decreased 31.6% to $470,000 compared to $687,000 for the nine months ended September 30, 2008. The decreases in gross profit in the 2009 periods were primarily due to decreased sales combined with fixed costs. Gross profit as a percentage of product sales was 29.0% for the three months ended September 30, 2009, compared to 33.3% for the three months ended September 30, 2008. Gross profit as a percentage of product sales was 31.3% for the nine months ended September 30, 2009, compared to 36.0% for the nine months ended September 30, 2008. The decreases in gross profit as a percentage of products sales in the 2009 periods were primarily due to decreased sales and the effect of fixed costs.

Operating Expenses

Selling. Selling expenses for the three months ended September 30, 2009, decreased 30.7% to $1,776,000 compared to $2,561,000 for the three months ended September 30, 2008. Selling expenses for the nine months ended September 30, 2009, decreased 18.4% to $4,794,000 compared to $5,878,000 for the nine months ended September 30, 2008. Decreases in the 2009 periods were primarily due to decreased sales commissions. The decreased sales commissions were due to decreased POPSign program sales and a sales incentive to our strategic partner present only in 2008 which was triggered by a year-over-year increase in sales to specific customers.

Selling expenses as a percentage of total net sales decreased to 22.4% for the three months ended September 30, 2009, compared to 29.8% for the three months ended September 30, 2008. Selling expenses as a percentage of total net sales decreased to 24.1% for the nine months ended September 30, 2009, compared to 25.9% for the nine months ended September 30, 2008. The decreases in selling expenses as a percentage of total net sales in the 2009 periods were due to the factors described above.

Marketing. Marketing expenses for the three months ended September 30, 2009, decreased 13.3% to $391,000 compared to $451,000 for the three months ended September 30, 2008. Marketing expenses for the nine months ended September 30, 2009, decreased 7.1% to $1,125,000 compared to $1,211,000 for the nine months ended September 30, 2008. Decreased expenses in the 2009 periods were primarily the result of decreased data acquisition expenses and no staff recruitment costs in 2009.

Marketing expenses as a percentage of total net sales decreased to 4.9% for the three months ended September 30, 2009, compared to 5.2% for the three months ended September 30, 2008. The decrease in marketing expense as a percentage of total net sales for the three months ended September 30, 2009, was the result of the decreased expenses discussed above in relation to decreased sales. Marketing expenses as a percentage of total net sales increased to 5.7% for the nine months ended September 30, 2009, compared to 5.3% for the nine months ended September 30, 2008. The increase in marketing expenses as a percentage of total net sales for the nine months ending September 30, 2009, was the result of the decreased expenses discussed above in relation to decreased sales.

General and administrative. General and administrative expenses for the three months ended September 30, 2009, decreased 51.2% to $973,000 compared to $1,992,000 for the three months ended September 30, 2008. General and administrative expenses for the nine months ended September 30, 2009 decreased 36.9% to $3,442,000 compared to $5,457,000 for the nine months ended September 30, 2008. The decreases in the 2009 periods were primarily due to decreased legal expense and decreased facility related expenses. The Company also received an early lease termination payment from its previous landlord in the third quarter of 2008 ($285,000 net of moving expense). The Company recorded lower legal expense in the 2009 periods as there was more activity in the 2008 periods related to trial preparation in the News America litigation.

General and administrative expenses as a percentage of total net sales decreased to 12.2% for the three months ended September 30, 2009, compared to 23.2% for the three months ended September 30, 2008. General and administrative expenses as a percentage of total net sales decreased to 17.3% for the nine months ended September 30, 2009, compared to 24.0% for the nine months ended September 30, 2008. The decreases in the 2009 periods were primarily due to the decreased costs discussed above in relation to decreased sales.

Legal fees for the three months ended September 30, 2009, were $250,000 compared to $1,526,000 for the three months ended September 30, 2008. Legal fees for the nine months ended September 30, 2009, were $1,309,000 compared to $3,406,000 for the nine months ended September 30, 2008. The legal fees and expenses in each period were incurred primarily in connection with the News America lawsuit described in Note 2 to the financial statements. Decreased legal fees and expenses in the 2009 periods reflect decreased trial preparation and other activity. We currently expect the amount of additional legal fees and expenses that will be incurred in connection with the ongoing lawsuit to be significant throughout the remainder of 2009, 2010 and possibly future years.

Insurance settlement proceeds. The Company received a payment of $1,387,000 in the first quarter of 2009 from an insurer as part of a settlement of the Company’s claim that the insurer owed the Company defense costs for claims asserted against the Company and one of its officers in the News America litigation.

Other Income. Other income for the three months ended September 30, 2009, was $20,000 compared to $44,000 for the three months ended September 30, 2008. Other income for the nine months ended September 30, 2009, was $69,000 compared to $135,000 for the nine months ended September 30, 2008. Lower other income in the 2009 periods was primarily due to decreased interest income in the 2009 periods as a result of lower interest rates which more than offset the higher cash balances in the 2009 periods.

Income Taxes. The Company continues to carry a full valuation allowance against its net deferred tax asset at September 30, 2009, and has therefore recorded income tax expense of $26,000 and $62,000 for the three and nine months ended September 30, 2009, respectively, which was related to alternative minimum taxes. The Company did not record a cumulative income tax benefit for the nine months ended September 30, 2008, as a result of the net loss for the nine months and its analysis of future taxable income levels and the amount of net deferred tax assets recorded at September 30, 2008. For the three months ended September 30, 2008, the Company recorded an income tax benefit of $207,000 in order to adjust the cumulative income tax expense/benefit to $0 for the nine month period.

Net Income (Loss). The net income for the three months ended September 30, 2009, was $986,000 compared to a net loss of $(254,000) for the three months ended September 30, 2008. The net income for the nine months ended September 30, 2009, was $2,413,000 compared to a net loss of $(84,000) for the nine months ended September 30, 2008.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At September 30, 2009, working capital was $9,507,000 compared to $6,396,000 at December 31, 2008. During the first nine months of 2009, cash and cash equivalents decreased by $2,351,000 from $11,052,000 at December 31, 2008 to $8,701,000 at September 30, 2009. The decrease in cash and cash equivalents was primarily the result of investments made during the first nine months in certificates of deposit with twenty-six week maturities which were classified as short-term investments. During the first nine months of 2009, cash, cash equivalents and short-term investments decreased by $151,000 to $10,901,000 at September 30, 2009, as compared to $11,052,000 at December 31, 2008.

Net cash used in operating activities during the nine months ended September 30, 2009, was $106,000. Net income of $2,413,000 plus non-cash expense of $793,000 totaling $3,206,000 for the nine months ended September 30, 2009, were more than offset by changes in operating assets and liabilities of $3,312,000. The non-cash expense of $793,000 consisted of stock-based compensation expense, depreciation, amortization, provision for income taxes and provision for bad debt expense. Accounts payable and accrued liabilities decreased $2,310,000 during the nine months ended September 30, 2009, primarily as a result of the payment in January 2009 of accrued commissions, retailer payments and legal fees which had accrued during 2008 and were payable after December 31, 2008. Accounts receivable increased $1,224,000 during the nine months ended September 30, 2009. This increase was primarily due to the return to historical payment patterns at September 30, 2009, and higher POPSign billings in the last month of the third quarter of 2009 as compared to the last month of the fourth quarter of 2008. During December 2008, a significant POPSign customer accelerated their payments resulting in lower accounts receivable at December 31, 2008 than historically experienced. Deferred revenue increased $407,000 during the nine months ended September 30, 2009, primarily due to the advanced billing to a customer in June 2009 for an eleven month POPSign program which was partially offset by decreases in other advanced billings. The Company expects accounts receivable, accounts payable, accrued liabilities and deferred revenue to fluctuate during future periods depending on the level of POPSign revenues and related business activity as well as billing arrangements with customers and payment terms with retailers.

Net cash of $2,268,000 was used in investing activities during the nine months ended September 30, 2009, due to short-term investment activity and the purchase of property and equipment. Purchases of short-term investments of $3,300,000 and proceeds of $1,100,000 during the nine months consisted entirely of purchases and redemptions of twenty-six week certificates of deposit. Purchases of property and equipment totaled $68,000 during the nine months ended September 30, 2009. The Company expects to make capital expenditures of approximately $400,000 in the fourth quarter of 2009 consisting primarily of digital printing equipment.

Net cash of $23,000 was provided by financing activities during the nine months ended September 30, 2009. Proceeds (net) of $46,000 resulting from the issuance of common stock from the employee stock purchase plan and the employee stock option plan were partially offset by the payment of $23,000 of principal on long-term liabilities. The Company will use $179,000 of cash in the fourth quarter of 2009 for an additional principal payment on its long-term liabilities which is due on December 31, 2009.

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

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. (Albertson’s) in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On June 30, 2006 the Court denied the motions of News America and Albertson’s to dismiss the suit. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the Minnesota case. In December 2006, News America filed counterclaims in the Minnesota case that included claims similar to those in its New York action against Insignia and one of its officers, plus claims for damages for two alleged incidents of libel and slander. On February 4, 2008, the Court approved a consent decree entered into by News America and the State of Minnesota under which News America agreed to not violate Minnesota’s statutes prohibiting commercial disparagement. On July 29, 2008, the Company and Albertson’s entered into a settlement agreement and mutual release, in which they each agreed to release all claims against the other, and the Company agreed to dismiss its lawsuit against Albertson’s. On September 30, 2009, the Court ruled on motions by both the Company and News America for Summary Judgment. The Court awarded Summary Judgment to the Company and one of its executive officers on all of News America’s counterclaims and third-party claims. The Court also denied News America’s Motion for Summary Judgment on the Company’s claims against News America other than granting News America’s uncontested motion on one claim in the Amended Complaint related to retailers. The Court’s rulings set the stage for a trial on the Company’s antitrust and unfair-competition claims against News America; however, a trial date has not yet been set.

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

Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuit against News America to be significant throughout the remainder of 2009, 2010 and possibly future years. During the nine months ended September 30, 2009, the Company incurred legal fees of $1,254,000 related to the News America litigation which were offset by the $1,387,000 payment received from settlement of its claim against one of its insurers during the first quarter of 2009. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.	Risk Factors

Set forth below is an update to one of the Risk Factors contained in the Company’s Form 10-K Annual Report for the year ended December 31, 2008.

We Are Involved In Major Litigation

As discussed in Part II, Item 1, Legal Proceedings, of this Form 10-Q, we have been involved in major litigation with News America since 2003. Although all of News America’s claims against the Company in the litigation were recently dismissed, we expect the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuit by the Company against News America to be significant throughout the remainder of 2009, 2010, and possibly future years.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 19, 2008, the Board of Directors authorized the repurchase of up to $2,000,000 of the Company’s common stock on or before July 31, 2009. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion.

Our share repurchase program activity for the three months ended September 30, 2009 was:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans Or Programs

July 1-31, 2009	—	$—	—	$1,271,000
August 1-31, 2009	—	$—	—	$1,271,000
September 1-30, 2009	—	$—	—	$1,271,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included herewith:

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2009	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill
President and Chief Executive Officer
(principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification