Form 10-K/A
period 2008-12-31
INSIGNIA SYSTEMS INC/MN
filed 2010-01-29
CIK 875355

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

          Number of shares outstanding of Common Stock, $.01 par value, as of January 22, 2010, was 15,374,457.

DOCUMENTS INCORPORATED BY REFERENCE:
Insignia Systems, Inc. Proxy Statement which was filed for the Annual Meeting of Shareholders which was held on May 20, 2009 (Part III – Items 10, 11, 12, 13 and 14)

EXPLANATORY NOTE

This Form 10-K/A, consisting of Items 8 and 9A of Part II, Items 11 and 13 of Part III, Item 15 of Part IV and Exhibits 10.1, 23.1, 31.1, 31.2 and 32, is being filed to amend the registrant’s Form 10-K for the year ended December 31, 2008, in response to a comment letter received from the Commission dated December 22, 2009.

PART II.

Item 8. Financial Statements and Supplementary Data

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

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

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

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

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

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes activity under the Option Plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2005	563,366	1,859,329	$4.22
Reserved	—	—	—
Granted	(615,100)	615,100	1.24
Exercised	—	(113,331)	1.52	$179,000
Cancelled – 2003 Plan	252,934	(252,934)	2.44
Cancelled – 1990 Plan	—	(61,066)	7.66
Balance at December 31, 2006	201,200	2,047,098	3.59
Reserved	250,000	—	—
Granted	(513,100)	513,100	3.74
Exercised	—	(142,616)	1.23	$478,000
Cancelled – 2003 Plan	96,968	(96,968)	1.60
Cancelled – 1990 Plan	—	(66,400)	8.17
Balance at December 31, 2007	35,068	2,254,214	3.73
Reserved	500,000	—	—
Granted	(321,000)	321,000	1.93
Exercised	—	(4,367)	1.24	$3,000
Cancelled – 2003 Plan	49,936	(49,936)	2.47
Cancelled – 1990 Plan	—	(23,200)	6.10
Balance at December 31, 2008	264,004	2,497,711	$3.50

The numbers of options exercisable under the Option Plans were:

December 31, 2006	1,242,487
December 31, 2007	1,372,417
December 31, 2008	1,751,837

The following table summarizes information about the stock options outstanding at December 31, 2008:

		Options Outstanding			Options Exercisable
Ranges of Exercise Prices		Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per share
$0.58 –	$ 0.96	310,401	6.51 years	$0.91	302,067	$0.91
0.97 –	1.31	656,433	6.70 years	1.24	511,305	1.25
1.32 –	1.95	350,547	8.91 years	1.92	67,047	1.94
1.96 –	3.32	42,067	4.71 years	3.09	29,406	3.19
3.33 –	4.28	551,331	7.58 years	3.80	255,745	3.86
4.29 –	5.80	84,999	4.27 years	5.74	84,334	5.75
5.81 –	8.90	309,933	1.81 years	7.82	309,933	7.82
8.91 –	11.36	192,000	2.72 years	9.61	192,000	9.61

$0.58 –	$11.36	2,497,711	6.15 years	$3.50	1,751,837	$3.93

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

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

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

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

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

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

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

Export Sales. Export sales accounted for less than 1% of total net sales during the years ended December 31, 2008, 2007 and 2006.

10.	Quarterly Financial Data. (Unaudited)
Quarterly data for the years ended December 31, 2008 and 2007 was as follows:

Year Ended December 31, 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$6,563,000	$7,578,000	$8,597,000	$8,668,000
Gross profit	3,534,000	4,294,000	4,499,000	4,557,000
Net income (loss)	(240,000)	410,000	(254,000)	(2,173,000)
Net income (loss) per share:
Basic	$(0.02)	$0.03	$(0.02)	$(0.14)
Diluted	$(0.02)	$0.03	$(0.02)	$(0.14)

Year Ended December 31, 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$6,065,000	$6,969,000	$6,461,000	$4,936,000
Gross profit	3,358,000	4,160,000	3,608,000	2,416,000
Net income (loss)	427,000	1,198,000	(907,000)	1,625,000
Net income (loss) per share:
Basic	$0.03	$0.08	$(0.06)	$0.10
Diluted	$0.03	$0.07	$(0.06)	$0.10

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

PART III.

Item 11. Executive Compensation

Compensation of Directors

          During 2008, outside directors received a fee of $10,000 per year and $1,000 for each Board meeting ($250 for each conference call meeting) that they attended. In addition, the Chair of each committee received $1,000 for each meeting of the committee, and members of the committee received $500 for each meeting of the committee that they attended. The 2003 Incentive Stock Option Plan provides for the grant to each non-employee director of a non-qualified option to purchase 10,000 shares of common stock at the time the director is first elected or appointed to the Board, and grants of non-qualified options for 5,000 shares each year that the director is re-elected. During 2008, the Chairman of the Board of Directors received a grant of a non-qualified option to purchase 25,000 shares of common stock rather than a grant of a non-qualified option to purchase 5,000 shares of common stock. The larger option grant to the Chairman was intended by the Board to compensate him for the additional responsibilities and duties he has assumed beyond those of the other directors. Among his other responsibilities, he leads the planning for all Board activities, sets the agenda and coordinates the schedule for all meetings, chairs all meetings, serves as spokesman for the Board, and maintains close communication with the Company’s CEO between meetings. All grants have an exercise price equal to the closing market price on the date of grant.

Director Compensation

          The following table summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2008.

Name (1)	Fees Earned or Paid in Cash (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Donald J. Kramer	$19,000	$25,621	$—	$—	$—	$44,621

Peter V. Derycz	$14,750	$4,247	$—	$—	$—	$18,997

Reid V. MacDonald	$15,000	$4,247	$—	$—	$—	$19,247

W. Robert Ramsdell(4)	$18,083	$4,247	$—	$—	$—	$22,330

Gordon F. Stofer	$21,000	$4,247	$—	$—	$—	$25,247

(1)	Scott F. Drill, the Company’s President and Chief Executive Officer, is not included in this table as he is an employee of the Company and thus received no compensation for his service as a director.
(2)	Reflects annual board retainer, and fees for attending board and committee meetings earned during 2008.
(3)

Valuation is based on the stock-based compensation expense which the Company recognized during 2008 for financial statement purposes under FAS 123(R) for awards granted in 2008 and prior years utilizing assumptions discussed in Note 6 to the Company’s financial statements for the year ended December 31, 2008, but disregarding the estimate of forfeitures. The valuation in the table is equal to the grant date fair value for all directors except Mr. Kramer, for whom the grant date fair value was $23,699.

(4)	W. Robert Ramsdell resigned from the Company’s Board of Directors on August 29, 2008.

          The following table shows the aggregate number of shares underlying outstanding stock options held by the Company’s non-employee directors as of December 31, 2008.

Name	Shares Underlying Outstanding Stock Option Awards	Exercisable	Unexercisable

Donald J. Kramer	180,000	167,500	12,500

Peter V. Derycz	20,000	20,000	—

Reid V. MacDonald	15,000	15,000	—

Gordon F. Stofer	45,000	45,000	—

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview and Philosophy

          The Compensation Committee of the Board of Directors (the “Committee”) operates pursuant to a Charter adopted by the Board of Directors on February 24, 2003 and amended on February 20, 2007. The Charter includes a mission statement which states that the Committee’s mission is to ensure that the Company’s executive officers are compensated consistent with the following philosophy and objectives: (1) to support the Company’s overall business strategy and objectives; (2) to attract, retain and motivate the best executives in the Company’s industry; (3) to promote the Company’s pay-for-performance philosophy; and (4) to ensure that the Company’s compensation programs and practices are of the highest quality and designed with full consideration of all accounting, tax, securities law, and other regulatory requirements.

The main duties of the Committee, as described in the Charter, are as follows: (1) review and approve annual base salary and incentive compensation levels, employment agreements, and benefits of the Chief Executive Officer and other key executives; (2) review the performance of the Chief Executive Officer; (3) review and assess performance target goals established for bonus plans and determine if goals were achieved at the end of the plan year; (4) act as the administrative committee for the Company’s stock plans, and any other incentive plans established by the Company; (5) consider and approve grants of incentive stock options, non-qualified stock options, restricted stock or any combination to any employee; and (6) prepare the Report of the Compensation Committee for inclusion in the Annual Proxy Statement. The Committee has, from time to time, retained Towers Watson (formerly Towers Perrin) to advise it on compensation matters. The Committee also consults with the Chief Executive Officer on compensation issues regarding the other executive officers.

The Company’s executive compensation program is designed to attract, retain, motivate and fairly reward the high performing individuals who will help the Company achieve and maintain a competitive position in its industry. The program is also intended to ensure the accomplishment of the Company’s financial objectives and to align the interests of employees, including management, with those of long-term shareholders. The Company accomplishes these objectives by linking compensation to individual and Company performance, setting compensation at competitive levels, rewarding officers for financial growth of the Company, tying incentive compensation to performance objectives that are clearly defined and challenging but achievable, and increasing salaries and incentive compensation with position and responsibility. In 2008, our executive compensation program was comprised of three elements: base salary, non-equity incentive compensation in the form of an annual bonus or commission, and long-term, equity-based incentive compensation.

The Compensation Committee Charter authorizes the Committee to retain outside consultants and advisors to assist the Committee. In February 2007, the Committee retained Towers Watson, a national executive compensation consulting firm, to conduct an executive compensation review focused on the following areas: executive competitive pay level testing, annual incentive plan design issues, and total potential dilution. Towers Watson delivered a report to the Committee in February 2007 that included its assessment, based on Watson Wyatt’s 2006-2007 Industry Report on Top Management Compensation and William Mercer’s 2006 Executive Compensation Survey, and proxy data from the Company’s 21 publicly-traded peer companies, that the Company’s total cash compensation for its executive officers was slightly below competitive norms when compared to external market data. Based on its assessment, Towers Watson recommended that the Committee consider normal increases to base salary and adoption of an annual incentive compensation plan for all of the executive officers.

Base Salary

          The original base salaries of the executive officers were set by their offer letters and are subject to upward or downward adjustment at the Compensation Committee’s discretion. The Committee intends that base salary be in the median range of salary levels for equivalent positions at comparable companies nationwide. Each officer’s actual salary within this competitive framework depends on the individual’s performance, responsibilities, experience, leadership and potential future contribution to the success of the Company. Officers do not necessarily receive increases every year.

In its February 2007 report, Towers Watson stated that the base salaries of the Company’s executive officers were slightly below the external median market data they reviewed, and that normal increases (3% to 6%), were appropriate if justified by performance. In 2008 the Committee viewed Towers Watson’s 2007 report as continuing to be relevant, and did not retain Towers Watson or any other consultant to advise the Committee in setting base salaries for 2008. The Committee consulted with Towers Watson on a limited and informal basis regarding base salary adjustments in 2008. Based on the Towers Watson report, and an assessment of each of the officers using the above criteria, the Committee awarded a $10,000 increase in base salary for 2008 to each of the executive officers other than Mr. Jones, who received no increase, because he received a significant salary increase when he was appointed Senior Vice President in 2007.

Annual Incentives

          The Compensation Committee believes strongly that the Company’s executive compensation arrangements should closely align the interests of management with the interests of our shareholders. In addition, the Committee believes that incentive compensation should represent an inducement for performance that meets or exceeds challenging targets. The Committee intends to challenge the Company’s management by continuing to set aggressive targets, which would provide an appropriate return for the Company’s shareholders, but which are also achievable.

In 2008, Scott Drill, the Company’s Chief Executive Officer was covered by the CEO Bonus Plan, which paid him a bonus of one percent of POPS revenue between $19,000,000 and $24,000,000, plus 3.75% of the gross margin on POPS revenue between $24,000,000 and $29,000,000. The CEO Bonus Plan was based on a bonus plan that the Company previously used to motivate its previous chief sales officer to increase POPS revenue and gross margin on POPS revenue. When that person left the Company at the end of 2005, Mr. Drill assumed most of his duties, and the Committee determined at that time that it was appropriate to use the same type of annual bonus plan for Mr. Drill to motivate him to increase POPS revenue and gross margin and align his interests with those of the Company’s shareholders. The revenue and gross margin targets utilized by the Committee in the CEO Bonus Plan were tied to the Company’s 2008 budget. The percentage of POPS revenue and gross margin payable to Mr. Drill under the plan were determined by the Committee to be sufficient to motivate him and reward him for reaching the applicable targets. Mr. Drill earned a bonus of $100,419 for 2008 under the plan, consisting of $50,000 from the revenue-based part, and $50,419 from the gross margin-based part.

In its February 2007 report, Towers Watson recommended that the Committee establish an annual incentive plan for the executive officers other than Mr. Drill that would allow them to receive annual bonuses based upon the Company’s achievement of revenue and earnings targets. After reviewing the Towers Watson report, the Committee approved the 2007 Executive Incentive Plan, and in 2008 approved the 2008 Executive Incentive Plan. The 2008 plan covered the Company’s CFO, Senior Vice President of Marketing Services, Senior Vice President of Operations, Vice President of Information Technology, and Controller. The plan allowed the officers to earn bonuses equal to the sum of: (a) an increasing percentage of salary based upon increases in Company POPS revenue between $21,500,000 and $24,500,000, plus (b) an increasing percentage of salary based upon increases in Company net income between $2,000,000 and $3,100,000. The POPS revenue targets were set by the Committee based on the Company’s budget for 2008, and the net income targets were set by the Committee at amounts exceeding budget. The performance ranges and the percentage payout ranges were based on the recommendations in the Towers Watson report, and the Committee’s assessment of the percentage payouts appropriate for each officer based on his experience, responsibilities, and ability to contribute to achieving the performance targets. Set forth below is a table showing the separate parts and total bonus paid to each of the officers named in the Summary Compensation Table:

2008 Executive Incentive Plan

Name	Applicable Percentage of Salary Based Upon POPS Revenue	Bonus Based on POPS Revenue	Applicable Percentage of Salary Based Upon Net Income	Bonus Based on Net Income	Total Bonus

Justin W. Shireman	15%	$ 26,250	0%	$ —	$ 26,250

Scott J. Simcox	15%	$ 30,000	0%	$ —	$ 30,000

A. Thomas Lucas	15%	$ 24,960	0%	$ —	$ 24,960

Alan M. Jones, the Senior Vice President of CPG and Retail Sales, did not participate in the 2008 Executive Incentive Plan. In lieu of being covered by the plan, he was covered in 2008 by a commission plan that paid him one percent of all POPS revenue from consumer packaged good manufacturers (CPGs). His commission plan was substantially the same as in prior years.

Long-term Incentives

          The 1990 Stock Plan and the 2003 Incentive Stock Option Plan are the basis of the Company’s long-term incentive plans for executive officers and other key employees. The objective of the plans is to align executives’ long-term interests with those of the shareholders by creating a direct incentive for executives to increase shareholder value. The stock option grants allow executives to purchase shares of Company stock at a price equal to the fair market value of the stock on the date of grant over a term of five to ten years. The options generally vest and become exercisable over a period of up to three years following the date of grant. The award of option grants is consistent with the Company’s objective to include in total compensation a long-term equity interest for executive officers, with greater opportunity for reward if long-term performance is sustained. The Committee granted options to the named executive officers on May 21, 2008 as shown in the Grants of Plan-Based Awards table.

The Company also maintains the Employee Stock Purchase Plan, pursuant to which eligible employees can contribute up to ten percent of their base pay per year to purchase shares of Common Stock. The shares are issued by the Company at a price per share equal to 85% of market value on the first day of the offering period or the last day of the plan year, whichever is lower.

The Compensation Committee recommended and the Company’s Board of Directors adopted the Senior Management Litigation Incentive Plan, which was approved by the shareholders at the Annual Meeting on May 21, 2008. The Company’s Board of Directors terminated the Plan on December 8, 2009 and no payments were made under the Plan.

Conclusion

          The Committee believes that the executive compensation strategy promotes the overall corporate objectives of increasing earnings and shareholder value.

COMPENSATION COMMITTEE REPORT

          The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on our reviews and discussion with management, the Compensation Committee has approved inclusion of the Compensation Discussion and Analysis in this Form 10-K/A.

Submitted by the Compensation Committee:
Gordon Stofer, Chairman                     Donald Kramer                    Reid MacDonald

SUMMARY COMPENSATION TABLE

          The following table shows, for our Chief Executive Officer, our Chief Financial Officer and each of the other three executive officers, together referred to as our named executive officers, information concerning compensation earned for service in all capacities during the fiscal year ended December 31, 2008.

Name and Position	Year	Salary	Bonus(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3, 4)	All Other Compensation(5)	Total

Scott F. Drill	2008	$310,000	$—	$91,623	$100,419	$22,978	$525,020
President, Chief Executive	2007	300,000	—	98,802	25,886	19,304	443,992
Officer and Secretary	2006	275,000	—	54,794	42,187	17,971	389,952

Justin W. Shireman	2008	$175,000	$—	$35,361	$26,250	$559	$237,170
Vice President of Finance,	2007	165,000	—	36,087	16,765	516	218,368
Chief Financial Officer	2006	140,000	—	23,964	—	464	164,428
and Treasurer

Scott J. Simcox	2008	$193,967	$—	$40,241	$30,000	$11,770	$275,978
Senior Vice President,	2007	184,167	—	43,131	19,306	12,263	258,867
Marketing Services	2006	160,175	—	25,232	—	12,326	197,733

A. Thomas Lucas	2008	$164,267	$—	$32,933	$24,960	$516	$222,676
Senior Vice President,	2007	153,333	—	33,337	16,257	516	203,443
Operations	2006	135,500	—	21,380	—	472	157,352

Alan M. Jones	2008	$150,000	$—	$34,196	$—	$288,496	$472,692
Senior Vice President,	2007	150,000	—	26,914	—	213,073	389,987
CPG and Retail Sales	2006	135,000	—	5,778	—	228,434	369,212

(1)	Only discretionary bonuses are disclosed in the Bonus column. Bonuses based upon the achievement of certain performance targets are reported in the Non-Equity Incentive Plan Compensation column.
(2)

Valuation is based on the stock-based compensation expense which the Company recognized during 2008 for financial statement purposes under FAS 123(R) for awards granted in 2008 and prior years utilizing assumptions discussed in Note 6 to the Company’s financial statements for the year ended December 31, 2008, but disregarding the estimate of forfeitures.

(3)

Amounts under the Non-Equity Incentive Plan Compensation column were earned by Mr. Drill under the 2008 CEO Bonus Plan, 2007 CEO Bonus Plan and 2006 CEO Bonus Plan, and were based upon the achievement of certain revenue and gross margin performance targets.

(4)

Amounts under the Non-Equity Incentive Plan Compensation column were earned by Mr. Shireman, Mr. Simcox and Mr. Lucas under the 2008 Executive Incentive Plan and the 2007 Executive Incentive Plan, and were based upon the achievement of certain revenue and corporate net income performance targets.

(5)

For Mr. Drill the amount represents car allowance, taxable medical reimbursements and premiums paid for group term life insurance. For Mr. Simcox the amount represents car allowance and premiums paid for group term life insurance. For Mr. Shireman and Mr. Lucas the amounts represent premiums paid for group term life insurance. For Mr. Jones the amounts represent premiums paid for group term life insurance and commissions earned based upon sales targets.

GRANTS OF PLAN-BASED AWARDS

          The following table summarizes the 2008 grants of equity and non-equity plan-based awards to the named executive officers.

					All Other Option Awards: Number of Securities Underlying Options (#)
						Exercise Or Base Price Of Option Awards ($/Share)	Grant Date Fair Value Of Stock And Option Awards ($) (1)
		Estimated Future Payouts, Under Non- Equity Incentive Plan Awards

	Grant Date
Name		Threshold	Target	Maximum

Scott F. Drill	05/21/2008	N/A	N/A	N/A	20,000	$1.92	$22,300

Justin W. Shireman	05/21/2008	N/A	N/A	N/A	20,000	$1.92	$20,389

Scott J. Simcox	05/21/2008	N/A	N/A	N/A	20,000	$1.92	$20,389

A. Thomas Lucas	05/21/2008	N/A	N/A	N/A	20,000	$1.92	$20,389

Alan M. Jones	05/21/2008	N/A	N/A	N/A	20,000	$1.92	$20,389

(1)

Valuation is based on the grant date fair value of those awards determined pursuant to FAS 123(R) utilizing assumptions discussed in Note 6 to the Company’s financial statements for the year ended December 31, 2008. The actual compensation cost recognized by the Company during fiscal 2008 for these awards in addition to the cost of equity awards granted in prior years are listed in the “Option Awards” column of the Summary Compensation Table

Option Grant Policies

          Options granted under the 2003 Incentive Stock Option Plan are granted at an exercise price determined by the Compensation Committee (the “Committee”) on the date of grant equal to the fair market value on the date of grant. No options have been granted under the 1990 Stock Option Plan since 2003. The Committee considers grants to key employees (including executives) annually at its meeting in conjunction with the annual shareholder meeting (typically May of each year) and at other times if appropriate.

POTENTIAL CHANGE IN CONTROL PAYMENTS

          The following table presents the estimated total amounts that would be paid out to the named executive officers for a qualifying termination following a change in control (assuming a change in control occurred on December 31, 2008).

Name	Payment Amount

Scott F. Drill	$620,000

Justin W. Shireman	$350,000

Scott J. Simcox	$400,000

A. Thomas Lucas	$333,000

Alan M. Jones	$876,000

          Messrs. Drill, Shireman, Simcox, Lucas and Jones have Change in Control Agreements with the Company which provide that, following a change in control of the Company, they will receive severance payments equal to two years’ salary (gross earnings for Mr. Jones) if they are terminated without cause, or if they voluntarily terminate for “good reason,” defined in the agreement to include demotion, reduction in salary or benefits, relocation, and certain other events. In addition, Mr. Drill’s agreement provides that he will receive his severance payment if he voluntarily terminates his employment for any reason following a hostile takeover of the Company. Benefits under the agreements are payable in a lump sum.

OUTSTANDING EQUITY AWARDS AT FISCAL 2008 YEAR-END

          The following table sets forth certain information concerning equity awards to the named executive officers at December 31, 2008.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Scott F. Drill	05/17/2001	75,000	—	$7.87	05/17/2011
	05/22/2002	50,000	—	$9.30	05/22/2012
	05/20/2003	35,000	—	$5.80	05/20/2013
	05/20/2004	60,000	—	$1.31	05/20/2014
	05/18/2005	100,000	—	$0.96	05/18/2015
	05/16/2006	66,667	33,333	$1.19	05/16/2016
	05/23/2007	33,334	66,666	$3.75	05/23/2017
	05/21/2008	—	20,000	$1.92	05/21/2018

Justin W. Shireman	05/20/2003	10,000	—	$6.06	05/20/2013
	02/19/2004	5,000	—	$1.95	02/19/2014
	05/20/2004	15,000	—	$1.31	05/20/2014
	05/18/2005	40,000	—	$0.96	05/18/2015
	12/01/2005	20,000	—	$0.58	12/01/2015
	05/16/2006	33,334	16,666	$1.19	05/16/2016
	05/23/2007	11,667	23,333	$3.75	05/23/2017
	05/21/2008	—	20,000	$1.92	05/21/2018

Scott J. Simcox	04/11/2000	10,000	—	$4.28	04/11/2010
	05/17/2001	10,000	—	$7.87	05/17/2011
	05/22/2002	10,000	—	$9.30	05/22/2012
	05/20/2003	7,500	—	$5.80	05/20/2013
	02/19/2004	5,000	—	$1.95	02/19/2014
	05/20/2004	20,000	—	$1.31	05/20/2014
	05/18/2005	35,000	—	$0.96	05/18/2015
	05/16/2006	46,667	23,333	$1.19	05/16/2016
	05/23/2007	15,000	30,000	$3.75	05/23/2017
	05/21/2008	—	20,000	$1.92	05/21/2018

A. Thomas Lucas	04/11/2000	10,000	—	$4.28	04/11/2010
	05/17/2001	10,000	—	$7.87	05/17/2011
	05/22/2002	10,000	—	$9.30	05/22/2012
	05/20/2003	7,500	—	$5.80	05/20/2013
	02/19/2004	5,000	—	$1.95	02/19/2014
	05/20/2004	20,000	—	$1.31	05/20/2014
	05/18/2005	35,000	—	$0.96	05/18/2015
	05/16/2006	33,334	16,666	$1.19	05/16/2016
	05/23/2007	11,667	23,333	$3.75	05/23/2017
	05/21/2008	—	20,000	$1.92	05/21/2018

Alan M. Jones	04/11/2000	3,333	—	$4.28	04/11/2010
	02/19/2002	8,000	—	$8.40	02/19/2012
	02/19/2004	3,599	—	$1.95	02/19/2014
	05/16/2006	20,000	10,000	$1.19	05/16/2016
	05/23/2007	15,000	30,000	$3.75	05/23/2017
	05/21/2008	—	20,000	$1.92	05/21/2018

2008 OPTION EXERCISES

          The following table sets forth certain information concerning options exercised by the named executive officers for the year ended December 31, 2008.

Option Awards
Name	Number Of Shares Acquired On Exercise	Value Realized On Exercise

Scott F. Drill	—	—

Justin W. Shireman	—	—

Scott J. Simcox	—	—

A. Thomas Lucas	—	—

Alan M. Jones	—	—

EQUITY COMPENSATION PLAN INFORMATION

          The following table provides information as of December 31, 2008, for compensation plans under which securities may be issued.

PLAN CATEGORY	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	3,297,711	$3.63	419,667

Equity compensation plans not approved by security holders	—	—	—
Total	3,297,711	$3.63	419,667	(1)

(1)

Does not include 250,000 shares reserved for issuance under the 2003 Incentive Stock Option Plan and 250,000 shares reserved for issuance under the Employee Stock Purchase Plan, which are subject to shareholder approval at the Annual Meeting on May 20, 2009. See Items II and III. Also, does not reflect 59,634 shares issued January 2, 2009 from the Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

          All of the Company’s directors are independent as that term is defined in the NASDAQ Stock Market Listing Rules. In addition, each director who is a member of the Audit Committee satisfies the additional independence requirements that apply to directors who serve on Audit Committees under the NASDAQ Stock Market Listing Rules.

There were no related party transactions between January 1, 2008 and the date of this Amended Annual Report on Form 10-K/A, and there are currently no proposed related party transactions, that are required to be disclosed by this Item 13.

The Company’s Audit Committee Charter assigns to the Audit Committee the responsibility to review and approve all related party transactions.

PART IV.

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
Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Financial Statements

(a) Exhibits

Exhibit Number	Description	Incorporation By Reference To

10.1	Amendment #1 dated December 6, 2006 to Exclusive Reseller Agerement dated June 12, 2006 between Valassis Sales & Marketing Service, Inc. and the Company	Filed herewith (Confidential treatment has been requested for portions of the Amendment pursuant to Rule 24b-2.)

23.1	Consent of Inclusion of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Scott F. Drill
Scott F. Drill
President and CEO

Dated:    January 29, 2010