Form 10-Q/A
period 2009-03-31
INSIGNIA SYSTEMS INC/MN
filed 2010-01-29
CIK 875355

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

EXPLANATORY NOTE

This Form 10-Q/A, consisting of Items 1 and 4 of Part I, Item 6 of Part II, and Exhibits 31.1, 31.2 and 32, is being filed to amend the registrant's Form 10-Q for the quarter ended March 31, 2009, in response to a comment letter received from the Commission dated December 22, 2009.

Insignia Systems, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.      Financial Statements

Insignia Systems, Inc.

Balance Sheets

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$8,174,000	$11,052,000
Short-term investments	1,100,000	—
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $7,000, respectively	2,887,000	2,767,000
Inventories	458,000	442,000
Prepaid expenses and other	240,000	238,000
Total Current Assets	12,859,000	14,499,000

Other Assets:
Property and equipment, net	970,000	1,054,000
Other	40,000	40,000

Total Assets	$13,869,000	$15,593,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term liabilities	$179,000	$202,000
Accounts payable	2,386,000	2,770,000
Accrued liabilities
Compensation	624,000	820,000
Employee stock purchase plan	37,000	65,000
Legal	236,000	365,000
Other commissions	29,000	1,742,000
Other	450,000	981,000
Deferred revenue	974,000	1,158,000
Total Current Liabilities	4,915,000	8,103,000

Long-Term Liabilities, less current maturities	219,000	219,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 40,000,000
Issued and outstanding shares – 15,129,000 at March 31, 2009 and 15,069,000 at December 31, 2008	151,000	151,000
Additional paid-in capital	32,028,000	31,881,000
Accumulated deficit	(23,444,000)	(24,761,000)
Total Shareholders’ Equity	8,735,000	7,271,000

Total Liabilities and Shareholders’ Equity	$13,869,000	$15,593,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

Statements of Operations

(Unaudited)

Three Months Ended March 31	2009	2008
Services revenues	$5,631,000	$5,948,000
Products sold	555,000	615,000
Total Net Sales	6,186,000	6,563,000

Cost of services	2,583,000	2,612,000
Cost of goods sold	380,000	417,000
Total Cost of Sales	2,963,000	3,029,000
Gross Profit	3,223,000	3,534,000

Operating Expenses:
Selling	1,507,000	1,648,000
Marketing	389,000	361,000
General and administrative	1,425,000	1,822,000
General and administrative (insurance settlement proceeds)	(1,387,000)	—
Total Operating Expenses	1,934,000	3,831,000
Operating Income (Loss)	1,289,000	(297,000)

Other Income (Expense):
Interest income	38,000	73,000
Interest expense	(10,000)	(16,000)
Total Other Income	28,000	57,000
Net Income (Loss)	$1,317,000	$(240,000)

Net income (loss) per share:
Basic	$0.09	$(0.02)
Diluted	$0.09	$(0.02)

Shares used in calculation of net income (loss) per share:
Basic	15,128,000	15,590,000
Diluted	15,243,000	15,590,000

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

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 4.      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Dated: January 29, 2010	Insignia Systems, Inc.
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