Form 10-Q/A
period 2009-06-30
INSIGNIA SYSTEMS INC/MN
filed 2010-01-29
CIK 875355

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

EXPLANATORY NOTE

This Form 10-Q/A, consisting of Items 1 and 4 of Part I, Item 6 of Part II, and Exhibits 31.1, 31.2 and 32, is being filed to amend the registrant's Form 10-Q for the quarter ended June 30, 2009, in response to a comment letter received from the Commission dated December 22, 2009.

Insignia Systems, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.      Financial Statements

Insignia Systems, Inc.

Balance Sheets

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,702,000	$11,052,000
Short-term investments	1,900,000	—
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $7,000, respectively	4,083,000	2,767,000
Inventories	428,000	442,000
Prepaid expenses and other	258,000	238,000
Total Current Assets	13,371,000	14,499,000

Other Assets:
Property and equipment, net	889,000	1,054,000
Other	40,000	40,000

Total Assets	$14,300,000	$15,593,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term liabilities	$179,000	$202,000
Accounts payable	1,956,000	2,770,000
Accrued liabilities
Compensation	607,000	820,000
Employee stock purchase plan	68,000	65,000
Legal	110,000	365,000
Other commissions	45,000	1,742,000
Other	560,000	981,000
Deferred revenue	1,516,000	1,158,000
Total Current Liabilities	5,041,000	8,103,000

Long-Term Liabilities, less current maturities	219,000	219,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 40,000,000
Issued and outstanding shares – 15,129,000 at March 31, 2009 and 15,069,000 at December 31, 2008	151,000	151,000
Additional paid-in capital	32,223,000	31,881,000
Accumulated deficit	(23,334,000)	(24,761,000)
Total Shareholders’ Equity	9,040,000	7,271,000

Total Liabilities and Shareholders’ Equity	$14,300,000	$15,593,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Services revenues	$5,285,000	$6,883,000	$10,916,000	$12,831,000
Products sold	488,000	695,000	1,043,000	1,310,000
Total Net Sales	5,773,000	7,578,000	11,959,000	14,141,000

Cost of services	2,422,000	2,879,000	5,005,000	5,491,000
Cost of goods sold	326,000	405,000	706,000	822,000
Total Cost of Sales	2,748,000	3,284,000	5,711,000	6,313,000
Gross Profit	3,025,000	4,294,000	6,248,000	7,828,000

Operating Expenses:
Selling	1,511,000	1,669,000	3,018,000	3,317,000
Marketing	345,000	399,000	734,000	760,000
General and administrative	1,044,000	1,643,000	2,469,000	3,465,000
Insurance settlement proceeds	—	—	(1,387,000)	—
Total Operating Expenses	2,900,000	3,711,000	4,834,000	7,542,000
Operating Income	125,000	583,000	1,414,000	286,000

Other Income (Expense):
Interest income	31,000	50,000	69,000	123,000
Interest expense	(10,000)	(14,000)	(20,000)	(30,000)
Other expense	—	(2,000)	—	(2,000)
Total Other Income	21,000	34,000	49,000	91,000
Income Before Taxes	146,000	617,000	1,463,000	377,000

Income tax expense	36,000	207,000	36,000	207,000
Net Income	$110,000	$410,000	$1,427,000	$170,000

Net income per share:
Basic	$0.01	$0.03	$0.09	$0.01
Diluted	$0.01	$0.03	$0.09	$0.01

Shares used in calculation of net income per share:
Basic	15,129,000	15,590,000	15,129,000	15,590,000
Diluted	15,783,000	16,000,000	15,513,000	16,055,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Six Months Ended June 30, 2009
Balance at December 31, 2008	15,069,000	$151,000	$31,881,000	$(24,761,000)	$7,271,000
Issuance of common stock, net	60,000	—	44,000	—	44,000
Value of stock-based compensation	—	—	298,000	—	298,000
Net income	—	—	—	1,427,000	1,427,000

Balance at June 30, 2009	15,129,000	$151,000	$32,223,000	$(23,334,000)	$9,040,000

Six Months Ended June 30, 2008
Balance at December 31, 2007	15,550,000	$156,000	$32,025,000	$(22,504,000)	$9,677,000
Issuance of common stock, net	40,000	—	95,000	—	95,000
Value of stock-based compensation	—	—	284,000	—	284,000
Net loss	—	—	—	170,000	170,000

Balance at June 30, 2008	15,590,000	$156,000	$32,404,000	$(22,334,000)	$10,226,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

Statements of Cash Flows

(Unaudited)

Six Months Ended June 30	2009	2008
Operating Activities:
Net income (loss)	$1,427,000	$170,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	203,000	175,000
Provision for income taxes	36,000	207,000
Provision for bad debt expense	7,000	—
Stock-based compensation	298,000	284,000
Changes in operating assets and liabilities:
Accounts receivable	(1,323,000)	(2,774,000)
Inventories	14,000	(181,000)
Prepaid expenses and other	(56,000)	(123,000)
Accounts payable	(814,000)	576,000
Accrued liabilities	(2,583,000)	201,000
Deferred revenue	358,000	1,432,000
Net cash used in operating activities	(2,433,000)	(33,000)

Investing Activities:
Purchases of property and equipment	(38,000)	(211,000)
Purchase of investments	(1,900,000)	─
Net cash used in investing activities	(1,938,000)	(211,000)

Financing Activities:
Payment of long-term liabilities	(23,000)	(130,000)
Proceeds from issuance of common stock, net	44,000	95,000
Net cash provided by financing activities	21,000	(35,000)
Decrease in cash and cash equivalents	(4,350,000)	(279,000)
Cash and cash equivalents at beginning of period	11,052,000	7,393,000
Cash and cash equivalents at end of period	$6,702,000	$7,114,000

Supplemental disclosures for cash flow information:
Cash paid during period for interest	$—	$11,000
Cash paid during period for income taxes	13,000	—

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

The Company evaluated its June 30, 2009 financial statements for subsequent events through August 12, 2009, the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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