Form 10-Q
period 2010-03-31
INSIGNIA SYSTEMS INC/MN
filed 2010-05-17
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2010
or
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
Yes ☐ No ☒

          Number of shares outstanding of Common Stock, $.01 par value, as of May 10, 2010, was 15,464,495.

Insignia Systems, Inc.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

Insignia Systems, Inc.
BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$6,633,000	$8,797,000
Short-term investments	4,300,000	4,400,000
Accounts receivable, net of allowance for doubtful accounts of $8,000	3,119,000	2,890,000
Inventories	482,000	389,000
Prepaid expenses and other	269,000	394,000
Total Current Assets	14,803,000	16,870,000

Other Assets:
Property and equipment, net	1,046,000	927,000
Other	42,000	42,000

Total Assets	$15,891,000	$17,839,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term liabilities	$219,000	$219,000
Accounts payable	1,871,000	2,253,000
Accrued liabilities
Compensation	594,000	778,000
Legal	256,000	257,000
Retailer payments	74,000	1,022,000
Employee stock purchase plan	46,000	131,000
Other	384,000	389,000
Deferred revenue	858,000	1,105,000
Total Current Liabilities	4,302,000	6,154,000

Long-Term Liabilities, less current maturities	—	—

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 40,000,000 Issued and outstanding shares – 15,439,000 at March 31, 2010 and 15,181,000 at December 31, 2009	154,000	152,000
Additional paid-in capital	32,915,000	32,578,000
Accumulated deficit	(21,480,000)	(21,045,000)
Total Shareholders’ Equity	11,589,000	11,685,000

Total Liabilities and Shareholders’ Equity	$15,891,000	$17,839,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2010	2009
Services revenues	$5,137,000	$5,631,000
Products sold	746,000	555,000
Total Net Sales	5,883,000	6,186,000

Cost of services	2,436,000	2,583,000
Cost of goods sold	517,000	380,000
Total Cost of Sales	2,953,000	2,963,000
Gross Profit	2,930,000	3,223,000

Operating Expenses:
Selling	1,636,000	1,507,000
Marketing	395,000	389,000
General and administrative	1,347,000	1,425,000
General and administrative (insurance settlement proceeds)	—	(1,387,000)
Total Operating Expenses	3,378,000	1,934,000
Operating Income (Loss)	(448,000)	1,289,000

Other Income (Expense):
Interest income	18,000	38,000
Interest expense	(5,000)	(10,000)
Total Other Income	13,000	28,000
Net Income (Loss)	$(435,000)	$1,317,000

Net income (loss) per share:
Basic	$(0.03)	$0.09
Diluted	$(0.03)	$0.09

Shares used in calculation of net income (loss) per share:
Basic	15,381,000	15,128,000
Diluted	15,381,000	15,243,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
Statements of Shareholders’ Equity
(Unaudited)

			Additional Paid-In Capital
	Common Stock			Accumulated Deficit	Total
	Shares	Amount
Three Months Ended March 31, 2010

Balance at December 31, 2009	15,181,000	$152,000	$32,578,000	$(21,045,000)	$11,685,000
Issuance of common stock, net	333,000	3,000	635,000	—	638,000
Repurchase of common stock, net	(75,000)	(1,000)	(411,000)	—	(412,000)
Value of stock-based compensation	—	—	113,000	—	113,000
Net loss	—	—	—	(435,000)	(435,000)

Balance at March 31, 2010	15,439,000	$154,000	$32,915,000	$(21,480,000)	$11,589,000

Three Months Ended March 31, 2009

Balance at December 31, 2008	15,069,000	$151,000	$31,881,000	$(24,761,000)	$7,271,000
Issuance of common stock, net	60,000	—	49,000	—	49,000
Value of stock-based compensation	—	—	98,000	—	98,000
Net income	—	—	—	1,317,000	1,317,000

Balance at March 31, 2009	15,129,000	$151,000	$32,028,000	$(23,444,000)	$8,735,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2010	2009
Operating Activities:
Net income (loss)	$(435,000)	$1,317,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	79,000	101,000
Provision for bad debt expense	—	3,000
Stock-based compensation	113,000	98,000
Changes in operating assets and liabilities:
Accounts receivable	(229,000)	(123,000)
Inventories	(93,000)	(16,000)
Prepaid expenses and other	125,000	(2,000)
Accounts payable	(382,000)	(384,000)
Accrued liabilities	(1,223,000)	(2,597,000)
Deferred revenue	(247,000)	(184,000)
Net cash used in operating activities	(2,292,000)	(1,787,000)

Investing Activities:
Purchases of property and equipment	(198,000)	(17,000)
Purchases of investments	(1,300,000)	(1,100,000)
Proceeds from sale of investments	1,400,000	—
Net cash used in investing activities	(98,000)	(1,117,000)

Financing Activities:
Payment of long-term liabilities	—	(23,000)
Proceeds from issuance of common stock, net	638,000	49,000
Repurchase of common stock, net	(412,000)	—
Net cash provided by financing activities	226,000	26,000
Decrease in cash and cash equivalents	(2,164,000)	(2,878,000)
Cash and cash equivalents at beginning of period	8,797,000	11,052,000
Cash and cash equivalents at end of period	$6,633,000	$8,174,000

Supplemental disclosures for cash flow information:
Cash paid during period for taxes	$40,000	$8,000

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2010, and its results of operations and cash flows for the three months ended March 31, 2010 and 2009. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Summary of Significant Accounting Policies in the Company’s 2009 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, rollstock and POPSign supplies. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	March 31, 2010	December 31, 2009
Raw materials	$145,000	$57,000
Work-in-process	37,000	52,000
Finished goods	300,000	280,000
	$482,000	$389,000

Property and Equipment. Property and equipment consists of the following:

	March 31, 2010	December 31, 2009
Production tooling, machinery and equipment	$2,332,000	$2,226,000
Office furniture and fixtures	256,000	255,000
Computer equipment and software	782,000	758,000
Web site	38,000	38,000
Leasehold improvements	339,000	322,000
	3,747,000	3,599,000
Accumulated depreciation and amortization	(2,701,000)	(2,672,000)
Net Property and Equipment	$1,046,000	$927,000

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based payments at fair value using the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The Company recognizes stock – based compensation expense on a straight-line method over the requisite service period of the award.

There were no stock option awards granted during the three months ended March 31, 2010. The Company used the Black-Scholes option pricing model to estimate the fair value of stock-based rights granted during the three months ended March 31, 2010, under the employee stock purchase plan using the following weighted average assumptions: expected life of 1 year, expected volatility of 55%, dividend yield of 0% and risk-free interest rate of 0.45%. Total stock-based compensation expense recorded for the three months ended March 31, 2010 and 2009, was $113,000 and $98,000, respectively.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 438,000 and 2,879,000 shares of common stock with weighted average exercise prices of $8.01 and $3.78 were outstanding at March 31, 2010 and 2009 and were not included in the computation of common stock equivalents for the three months ended March 31, 2010 and 2009 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. During the three months ended March 31, 2010, the effect of options and warrants outstanding was anti-dilutive due to the net loss incurred during the period. Had net income been achieved, approximately 1,324,000 of common stock equivalents would have been included in the computation of diluted net income per share.

Weighted average common shares outstanding for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31
	2010	2009
Denominator for basic net income (loss) per share – weighted average shares	15,381,000	15,128,000

Effect of dilutive securities:
Stock options and warrants	—	115,000

Denominator for diluted net income (loss) per share – adjusted weighted average shares	15,381,000	15,243,000

2.	Commitments and Contingencies.

Legal. On September 23, 2004, the Company brought suit against News America Marketing In-Store, Inc. (News America) and Albertson’s Inc. (Albertson’s) in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the case. In December 2006, News America filed counterclaims in the case that included claims of alleged interference with contracts and alleged libel and slander against Insignia and one of its officers. On February 4, 2008, the Court approved a consent decree entered into by News America and the State of Minnesota under which News America agreed to not violate Minnesota’s statutes prohibiting commercial disparagement. On July 29, 2008, the Company and Albertson’s entered into a settlement agreement and mutual release, in which they each agreed to release all claims against the other, and the Company agreed to dismiss its lawsuit against Albertson’s.

On September 30, 2009, the Court ruled on motions by both the Company and News America for Summary Judgment. The Court awarded Summary Judgment to the Company and one of its executive officers on all of News America’s counterclaims and third-party claims. The Court also denied News America’s Motion for Summary Judgment on the Company’s claims against News America other than granting News America’s uncontested motion on one claim in the Amended Complaint related to retailers. The Court’s rulings set the stage for a trial on the Company’s antitrust and unfair-competition claims against News America. At a status conference on May 4, 2010, the Court set December 6, 2010, as the date certain for starting the trial.

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

During the three months ended March 31, 2010, the Company incurred legal fees of $404,000 related to the News America litigation. Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuit against News America to be significant throughout 2010 and into 2011. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

3.

Income Taxes. The Company carried a full valuation allowance against its net deferred tax asset at both March 31, 2010 and March 31, 2009. The Company did not record income tax expense for the three months ended March 31, 2010, due to the Company’s lack of profitability during the quarter. The Company did not record income tax expense for the three months ended March 31, 2009, due to tax losses which resulted in the elimination of any federal alternative minimum tax and state income taxes. The valuation allowance has been established due to uncertainties regarding the realization of deferred tax assets.

4.

Concentrations. During the three months ended March 31, 2010, General Mills, Inc., Valassis Sales and Marketing Services, Inc., and Nestle Co. accounted for 23%, 13% and 13%, respectively, of the Company’s total net sales. At March 31, 2010 these three customers represented 14%, 14% and 15%, respectively, of the Company’s total accounts receivable. During the three months ended March 31, 2009, General Mills, Inc., Valassis Sales and Marketing Services, Inc., and Nestle Co. accounted for 24%, 16% and 11%, respectively, of the Company’s total net sales. At March 31, 2009, Valassis Sales and Marketing Services, Inc. and Nestle Co. represented 26% and 14%, respectively, of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

5.

New Accounting Pronouncements. In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Some of the new disclosures are effective for reporting periods beginning after December 15, 2009, with the remaining new disclosures effective for reporting periods beginning after December 15, 2010. The adoption of this ASU will not have a material impact on our financial statements.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended March 31
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	50.2	47.9
Gross profit	49.8	52.1
Operating expenses:
Selling	27.8	24.4
Marketing	6.7	6.3
General and administrative	22.9	23.0
General and administrative (insurance settlement proceeds)	—	(22.4)
Total operating expenses	57.4	31.3
Operating income (loss)	(7.6)	20.8
Other income	0.2	0.5
Net income (loss)	(7.4)%	21.3%

Decreased net sales in the first three months of 2010 compared to the first three months of 2009, combined with the effect of fixed costs in the costs of sales, resulted in a decrease in gross profit in the 2010 period. This decreased gross profit in the 2010 period, combined with higher operating expenses in the 2010 period and the insurance settlement proceeds present only in the 2009 period, resulted in a net loss in the first quarter of 2010 as compared to net income in the first quarter of 2009.

Three Months ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Sales. Net sales for the three months ended March 31, 2010 decreased 4.9% to $5,883,000 compared to $6,186,000 for the three months ended March 31, 2009.

Service revenues from our POPSign programs for the three months ended March 31, 2010 decreased 8.8% to $5,137,000 compared to $5,631,000 for the three months ended March 31, 2009. The decrease was due to a decrease in the number of POPS signs displayed for customers (consumer packaged goods manufacturers) at stores in the Company’s retail network which was partially offset by an increase in the average price per sign.

Product sales for the three months ended March 31, 2010 increased 34.4% to $746,000 compared to $555,000 for the three months ended March 31, 2009. This was primarily due to higher sales of laser printer supplies based on increased demand for those products from one of our customers.

Gross Profit. Gross profit for the three months ended March 31, 2010 decreased 9.1% to $2,930,000 compared to $3,223,000 for the three months ended March 31, 2009. Gross profit as a percentage of total net sales decreased to 49.8% for 2010 compared to 52.1% for 2009.

Gross profit from our POPSign program revenues for the three months ended March 31, 2010 decreased 11.4% to $2,701,000 compared to $3,048,000 for the three months ended March 31, 2009. The decrease was primarily due to decreased sales in 2010 combined with the effect of fixed costs. Gross profit as a percentage of POPSign program revenues decreased to 52.6% for 2010 compared to 54.1% for 2009, primarily due to the effect of fixed costs against decreased revenues.

Gross profit from our product sales for the three months ended March 31, 2010 increased 30.9% to $229,000 compared to $175,000 for the three months ended March 31, 2009. The increase was primarily due to increased sales combined with fixed costs. Gross profit as a percentage of product sales decreased to 30.7% for 2010 compared to 31.5% for 2009, primarily due to a change in the product mix towards lower margin products.

Operating Expenses

Selling. Selling expenses for the three months ended March 31, 2010 increased 8.6% to $1,636,000 compared to $1,507,000 for the three months ended March 31, 2009, primarily due to increased sales staffing levels and increased travel related expenses which were partially offset by decreased sales commissions in 2010 due to decreased sales. Selling expenses as a percentage of total net sales increased to 27.8% in 2010 compared to 24.4% in 2009, due to the increased costs discussed above in combination with the effect of decreased sales.

Marketing. Marketing expenses for the three months ended March 31, 2010 increased 1.5% to $395,000 compared to $389,000 for the three months ended March 31, 2009. Marketing expenses as a percentage of total net sales increased to 6.7% in 2010 compared to 6.3% in 2009, due to the slightly increased costs combined with the effect of decreased sales.

General and administrative. General and administrative expenses for the three months ended March 31, 2010 decreased 5.5% to $1,347,000 compared to $1,425,000 for the three months ended March 31, 2009, primarily due to decreased legal expense which more than offset increased staff levels and increased travel related expenses. General and administrative expenses as a percentage of total net sales decreased to 22.9% in 2010 compared to 23.0% in 2009, due to the factors described above in combination with decreased sales in 2010. Legal fees were $523,000 for the three months ended March 31, 2010, compared to $742,000 for the three months ended March 31, 2009. The legal fees in each quarter were incurred primarily in connection with the News America lawsuit described in Note 2 to the financial statements. We currently expect the amount of additional legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout the remainder of 2010 and into 2011 as trial preparation continues and as the trial is conducted. A negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Insurance settlement proceeds. The Company received a payment of $1,387,000 in the first quarter of 2009 from an insurer as part of a settlement of the Company’s claim that the insurer owed the Company defense costs for claims asserted against the Company and one of its officers in the News America litigation.

Other Income. Other income for the three months ended March 31, 2010 was $13,000 compared to $28,000 for the three months ended March 31, 2009. The difference was due primarily to decreased interest income in the 2010 period as a result of lower interest rates which more than offset the higher cash, cash equivalents and short-term investment balances in the 2010 period.

Income Taxes. The Company carried a full valuation allowance against its net deferred tax asset at both March 31, 2010 and March 31, 2009. The Company did not record income tax expense for the three months ended March 31, 2010, due to the net loss for the period. The Company did not record income tax expense for the three months ended March 31, 2009 due to tax losses which resulted in the elimination of any federal alternative minimum tax and state income taxes. The valuation allowance has been established due to uncertainties regarding the realization of deferred tax assets. The Company updates its deferred tax asset and valuation allowance analysis quarterly to confirm the appropriateness of its valuation allowance.

Net Income (Loss). Our net loss for the three months ended March 31, 2010 was $(435,000) compared to net income of $1,317,000 for the three months ended March 31, 2009.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At March 31, 2010, working capital was $10,501,000 compared to $10,716,000 at December 31, 2009. During the three months ended March 31, 2010, cash and cash equivalents decreased $2,164,000 from $8,797,000 at December 31, 2009 to $6,633,000 at March 31, 2010.

Net cash used in operating activities during the three months ended March 31, 2010, was $2,292,000. The decrease in cash and cash equivalents from operating activities primarily resulted from the net loss of $(435,000) and the $(2,049,000) impact of changes in operating assets and liabilities which were partially offset by the $192,000 noncash impact of depreciation and stock-based compensation included in the net loss. Accrued liabilities decreased by $1,223,000 from December 31, 2009 to March 31, 2010, primarily as the result of accrued retailer payments which had accrued during 2009 and which were payable after December 31, 2009.

Net cash of $98,000 was used in investing activities during the three months ended March 31, 2010, due to short-term investment activity and $198,000 of expenditures for property and equipment. Purchases of short-term investments of $1,300,000 and proceeds of $1,400,000 during the quarter consisted entirely of purchases and redemptions of twenty-six week certificates of deposit. Capital expenditures of $198,000 during the quarter consisted of digital printing related equipment and related leasehold modifications as well as information technology equipment and software. The Company expects to make capital expenditures of up to $200,000 for the remainder of 2010.

Net cash of $226,000 was provided by financing activities during the three months ended March 31, 2010 as a result of $638,000 of proceeds from the issuance of common stock from the exercise of employee stock options and the employee stock purchase plan which was partially offset by $412,000 of stock repurchased by the Company pursuant to a plan adopted on February 23, 2010. The stock repurchase plan allows for the repurchase of up to $2,000,000 of the Company’s common stock on or before January 31, 2011.

The Company believes that based upon current business conditions, its existing cash balance and future cash from operations will be sufficient for its cash requirements for the remainder of 2010. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2009, included in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2010. We believe our most critical accounting policies and estimates include the following:

•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for deferred income taxes; and

•	stock-based compensation.

Cautionary Statement Regarding Forward Looking Information

Statements made in this quarterly report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward looking statements.” Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2009, and updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to the Company’s management, including its Chief Executive Office and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures.

(b) Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.	Legal Proceedings

On September 23, 2004, the Company brought suit against News America Marketing In-Store, Inc. (News America) and Albertson’s Inc. (Albertson’s) in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit seeks injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the case. In December 2006, News America filed counterclaims in the case that included claims of alleged interference with contracts and alleged libel and slander against Insignia and one of its officers. On February 4, 2008, the Court approved a consent decree entered into by News America and the State of Minnesota under which News America agreed to not violate Minnesota’s statutes prohibiting commercial disparagement. On July 29, 2008, the Company and Albertson’s entered into a settlement agreement and mutual release, in which they each agreed to release all claims against the other, and the Company agreed to dismiss its lawsuit against Albertson’s.

On September 30, 2009, the Court ruled on motions by both the Company and News America for Summary Judgment. The Court awarded Summary Judgment to the Company and one of its executive officers on all of News America’s counterclaims and third-party claims. The Court also denied News America’s Motion for Summary Judgment on the Company’s claims against News America other than granting News America’s uncontested motion on one claim in the Amended Complaint related to retailers. The Court’s rulings set the stage for a trial on the Company’s antitrust and unfair-competition claims against News America. At a status conference on May 4, 2010, the Court set December 6, 2010, as the date certain for starting the trial.

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

Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuit against News America to be significant throughout 2010 and into 2011. During the three months ended March 31, 2010, the Company incurred legal fees of $404,000 related to the News America litigation. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

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

Our share repurchase program activity for the three months ended March 31, 2010 was:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans Or Programs

January 1-31, 2010	—	$—	—	$2,000,000
February 1-28, 2010	—	$—	—	$2,000,000
March 1-31, 2010	75,000	$5.47	75,000	$1,589,800

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included herewith:

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2010	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill
President and Chief Executive Officer
(principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification