Form 10-Q
period 2010-06-30
INSIGNIA SYSTEMS INC/MN
filed 2010-08-09
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2010
or
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
Yes ☐ No ☒

          Number of shares outstanding of Common Stock, $.01 par value, as of July 30, 2010, was 15,546,210.

Insignia Systems, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Insignia Systems, Inc.
BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$8,249,000	$8,797,000
Short-term investments	3,400,000	4,400,000
Accounts receivable, net of allowance for doubtful accounts of $8,000	4,590,000	2,890,000
Inventories	403,000	389,000
Prepaid expenses and other	235,000	394,000
Total Current Assets	16,877,000	16,870,000

Other Assets:
Property and equipment, net	1,041,000	927,000
Other	42,000	42,000

Total Assets	$17,960,000	$17,839,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term liabilities	$219,000	$219,000
Accounts payable	2,345,000	2,253,000
Accrued liabilities
Compensation	833,000	778,000
Retailer payments	563,000	1,022,000
Legal	381,000	257,000
Employee stock purchase plan	93,000	131,000
Other	400,000	389,000
Deferred revenue	580,000	1,105,000
Total Current Liabilities	5,414,000	6,154,000

Long-Term Liabilities, less current maturities	—	—

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 40,000,000
Issued and outstanding shares – 15,544,000 at June 30, 2010 and 15,181,000 at December 31, 2009	155,000	152,000
Additional paid-in capital	33,217,000	32,578,000
Accumulated deficit	(20,826,000)	(21,045,000)
Total Shareholders’ Equity	12,546,000	11,685,000

Total Liabilities and Shareholders’ Equity	$17,960,000	$17,839,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Services revenues	$7,562,000	$5,285,000	$12,699,000	$10,916,000
Products sold	764,000	488,000	1,510,000	1,043,000
Total Net Sales	8,326,000	5,773,000	14,209,000	11,959,000

Cost of services	3,482,000	2,422,000	5,918,000	5,005,000
Cost of goods sold	499,000	326,000	1,016,000	706,000
Total Cost of Sales	3,981,000	2,748,000	6,934,000	5,711,000
Gross Profit	4,345,000	3,025,000	7,275,000	6,248,000

Operating Expenses:
Selling	1,775,000	1,511,000	3,411,000	3,018,000
Marketing	411,000	345,000	806,000	734,000
General and administrative	1,508,000	1,044,000	2,855,000	2,469,000
Insurance settlement proceeds	—	—	—	(1,387,000)
Total Operating Expenses	3,694,000	2,900,000	7,072,000	4,834,000
Operating Income	651,000	125,000	203,000	1,414,000

Other Income (Expense):
Interest income	8,000	31,000	26,000	69,000
Interest expense	(5,000)	(10,000)	(10,000)	(20,000)
Total Other Income	3,000	21,000	16,000	49,000
Income Before Taxes	654,000	146,000	219,000	1,463,000

Income tax expense	—	36,000	—	36,000
Net Income	$654,000	$110,000	$219,000	$1,427,000

Net income per share:
Basic	$0.04	$0.01	$0.01	$0.09
Diluted	$0.04	$0.01	$0.01	$0.09

Shares used in calculation of net income per share:
Basic	15,487,000	15,129,000	15,434,000	15,129,000
Diluted	16,924,000	15,783,000	16,815,000	15,513,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
Statements of Shareholders’ Equity
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Six Months Ended June 30, 2010

Balance at December 31, 2009	15,181,000	$152,000	$32,578,000	$(21,045,000)	$11,685,000
Issuance of common stock, net	448,000	4,000	705,000	—	709,000
Repurchase of common stock, net	(85,000)	(1,000)	(468,000)	—	(469,000)
Value of stock-based compensation	—	—	402,000	—	402,000
Net income	—	—	—	219,000	219,000

Balance at June 30, 2010	15,544,000	$155,000	$33,217,000	$(20,826,000)	$12,546,000

Six Months Ended June 30, 2009

Balance at December 31, 2008	15,069,000	$151,000	$31,881,000	$(24,761,000)	$7,271,000
Issuance of common stock, net	60,000	—	44,000	—	44,000
Value of stock-based compensation	—	—	298,000	—	298,000
Net income	—	—	—	1,427,000	1,427,000

Balance at June 30, 2009	15,129,000	$151,000	$32,223,000	$(23,334,000)	$9,040,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2010	2009
Operating Activities:
Net income	$219,000	$1,427,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	161,000	203,000
Provision for income taxes	—	36,000
Provision for bad debt expense	—	7,000
Stock-based compensation	402,000	298,000
Changes in operating assets and liabilities:
Accounts receivable	(1,700,000)	(1,323,000)
Inventories	(14,000)	14,000
Prepaid expenses and other	159,000	(56,000)
Accounts payable	92,000	(814,000)
Accrued liabilities	(307,000)	(2,583,000)
Deferred revenue	(525,000)	358,000
Net cash used in operating activities	(1,513,000)	(2,433,000)

Investing Activities:
Purchases of property and equipment	(275,000)	(38,000)
Purchases of investments	(2,600,000)	(1,900,000)
Proceeds from sale of investments	3,600,000	—
Net cash provided by (used in) investing activities	725,000	(1,938,000)

Financing Activities:
Payment of long-term liabilities	—	(23,000)
Proceeds from issuance of common stock, net	714,000	44,000
Repurchase of common stock, net	(474,000)	—
Net cash provided by financing activities	240,000	21,000
Decrease in cash and cash equivalents	(548,000)	(4,350,000)
Cash and cash equivalents at beginning of period	8,797,000	11,052,000
Cash and cash equivalents at end of period	$8,249,000	$6,702,000

Supplemental disclosures for cash flow information:
Cash paid during periods for income taxes	$40,000	$13,000

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2010, its results of operations for the three and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010 and 2009. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2009 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	June 30, 2010	December 31, 2009
Raw materials	$53,000	$57,000
Work-in-process	44,000	52,000
Finished goods	306,000	280,000
	$403,000	$389,000

Property and Equipment. Property and equipment consists of the following:

	June 30, 2010	December 31, 2009
Production tooling, machinery and equipment	$2,336,000	$2,226,000
Office furniture and fixtures	258,000	255,000
Computer equipment and software	841,000	758,000
Web site	38,000	38,000
Leasehold improvements	351,000	322,000
	3,824,000	3,599,000
Accumulated depreciation and amortization	(2,783,000)	(2,672,000)
Net Property and Equipment	$1,041,000	$927,000

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based payments at fair value using the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The Company recognizes stock-based compensation expense on a straight-line method over the requisite service period of the award.

There were 334,500 stock option awards granted during the six months ended June 30, 2010, and the Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 3.5 years, expected volatility of 55%, dividend yield of 0% and risk-free interest rate of 1.28%. The Company estimated the fair value of stock-based rights granted during the six months ended June 30, 2010, under the employee stock purchase plan using the following weighted average assumptions: expected life of 1 year, expected volatility of 55%, dividend yield of 0% and risk-free interest rate of 0.45%. Total stock-based compensation expense recorded for the six months ended June 30, 2010 and 2009, was $402,000 and $298,000, respectively.

Net Income Per Share. Basic net income per share is computed by dividing net income by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 481,000 and 1,988,000 shares of common stock with weighted average exercise prices of $7.73 and $4.73 were outstanding at June 30, 2010 and 2009 and were not included in the computation of common stock equivalents for the three months ended June 30, 2010 and 2009 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 459,000 and 2,433,000 shares of common stock with weighted average exercise prices of $7.87 and $4.17 were outstanding at June 30, 2010 and 2009 and were not included in the computation of common stock equivalents for the six months ended June 30, 2010 and 2009 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Denominator for basic net income per share – weighted average shares	15,487,000	15,129,000	15,434,000	15,129,000

Effect of dilutive securities:
Stock options and warrants	1,437,000	654,000	1,381,000	384,000

Denominator for diluted net income per share – adjusted weighted average shares	16,924,000	15,783,000	16,815,000	15,513,000

2.	Commitments and Contingencies.

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

During the six months ended June 30, 2010, the Company incurred legal fees of $927,000 related to the News America litigation. Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuit against News America to be significant throughout the remainder of 2010 and into 2011. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

3.

Income Taxes. The Company carried a full valuation allowance against its net deferred tax asset at both June 30, 2010 and 2009. The Company did not record income tax expense for the six months ended June 30, 2010, due to the lack of taxable income for the period and the presence of a full valuation allowance against the deferred tax asset. The Company recorded income tax expense of $36,000 for the six months ended June 30, 2009, related to alternative minimum tax liability. The valuation allowance has been established due to uncertainties regarding the realization of deferred tax assets.

4.

Concentrations. During the six months ended June 30 2010, Valassis Sales and Marketing Services, Inc., General Mills, Inc., and Nestle Co. accounted for 20%, 19% and 17%, respectively, of the Company’s total net sales. At June 30, 2010, these customers represented 26%, 13% and 15%, respectively, of the Company’s total accounts receivable. During the six months ended June 30, 2009, Valassis Sales and Marketing Services, Inc., General Mills, Inc., and Nestle Co. accounted for 20%, 19% and 14%, respectively, of the Company’s total net sales. At June 30, 2009, these customers represented 10%, 31% and 18%, respectively, of the Company’s total accounts receivable.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.8	47.6	48.8	47.8
Gross profit	52.2	52.4	51.2	52.2
Operating expenses:
Selling	21.3	26.1	24.0	25.2
Marketing	5.0	6.0	5.7	6.1
General and administrative	18.1	18.1	20.1	20.7
Insurance settlement proceeds	—	—	—	(11.6)
Total operating expenses	44.4	50.2	49.8	40.4
Operating income	7.8	2.2	1.4	11.8
Other income	—	0.3	0.1	0.4
Income before taxes	7.8	2.5	1.5	12.2
Income tax expense	—	0.6	—	0.3
Net income	7.8%	1.9%	1.5%	11.9%

Increased net sales in the first six months of 2010 compared to the first six months of 2009 resulted in increased gross profit for the 2010 period. This increased gross profit for the 2010 period was largely offset by increased operating expenses for the 2010 period. Also, during the first six months of 2009 the Company received proceeds of $1,387,000 as part of a settlement in the Company’s claims against one of its insurers for defense costs in the News America litigation. Net income for the first six months of 2010 was $179,000 higher than net income for the first six months of 2009 when excluding the insurance settlement proceeds for the first six months of 2009.

Three and Six Months ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Net Sales. Net sales for the three months ended June 30, 2010, increased 44.2% to $8,326,000 compared to $5,773,000 for the three months ended June 30, 2009. Net sales for the six months ended June 30, 2010, increased 18.8% to $14,209,000 compared to $11,959,000 for the six months ended June 30, 2009.

Service revenues from our POPSign programs for the three months ended June 30, 2010, increased 43.1% to $7,562,000 compared to $5,285,000 for the three months ended June 30, 2009, primarily due to an increase in the number of POPSign programs executed for customers (consumer packaged goods manufacturers) at stores in the Company’s retail network. Service revenues from our POPSign programs for the six months ended June 30, 2010, increased 16.3% to $12,699,000 compared to $10,916,000 for the six months ended June 30, 2009. The increase in service revenues for the six month 2010 period was due to an increase in the number of POPSign programs executed for customers and an increase in the average program price.

Product sales for the three months ended June 30, 2010, increased 56.6% to $764,000 compared to $488,000 for the three months ended June 30, 2009. Product sales for the six months ended June 30, 2010, increased 44.8% to $1,510,000 compared to $1,043,000 for the six months ended June 30, 2009. The increases in both 2010 periods were primarily due to higher sales of laser printer supplies based on increased demand for those products from one of our customers.

Gross Profit. Gross profit for the three months ended June 30, 2010, increased 43.6% to $4,345,000 compared to $3,025,000 for the three months ended June 30, 2009. Gross profit for the six months ended June 30, 2010, increased 16.4% to $7,275,000 compared to $6,248,000 for the six months ended June 30, 2009. Gross profit as a percentage of total net sales decreased to 52.2% for the three months ended June 30, 2010, compared to 52.4% for the three months ended June 30, 2009. Gross profit as a percentage of total net sales decreased to 51.2% for the six months ended June 30, 2010, compared to 52.2% for the six months ended June 30, 2009.

Gross profit from our POPSign program revenues for the three months ended June 30, 2010, increased 42.5% to $4,080,000 compared to $2,863,000 for the three months ended June 30, 2009. Gross profit from our POPSign program revenues for the six months ended June 30, 2010, increased 14.7% to $6,781,000 compared to $5,911,000 for the six months ended June 30, 2009. The increases in both 2010 periods were primarily due to increased sales which were partially offset by increased retailer expenses. Gross profit as a percentage of POPSign program revenues for the three months ended June 30, 2010, decreased to 54.0% compared to 54.2% for the three months ended June 30, 2009. Gross profit as a percentage of POPSign program revenues for the six months ended June 30, 2010, decreased to 53.4% compared to 54.2% for the six months ended June 30, 2009. The decreases in gross profit as a percentage of POPSign program revenues in both 2010 periods were primarily due to the effect of increased variable retailer expenses which were partially offset by the effect of fixed costs.

Gross profit from our product sales for the three months ended June 30, 2010, increased 63.6% to $265,000 compared to $162,000 for the three months ended June 30, 2009. Gross profit from our product sales for the six months ended June 30, 2010, increased 46.6% to $494,000 compared to $337,000 for the six months ended June 30, 2009. The increases in both 2010 periods were primarily due to increased sales. Gross profit as a percentage of product sales was 34.7% for the three months ended June 30, 2010, compared to 33.2% for the three months ended June 30, 2009. Gross profit as a percentage of product sales was 32.7% for the six months ended June 30, 2010, compared to 32.3% for the six months ended June 30, 2009. The increases in both 2010 periods were due to the effect of fixed costs which more than offset the effect of significantly increased sales of lower margin products.

Operating Expenses

Selling. Selling expenses for the three months ended June 30, 2010, increased 17.5% to $1,775,000 compared to $1,511,000 for the three months ended June 30, 2009. Selling expenses for the six months ended June 30, 2010, increased 13.0% to $3,411,000 compared to $3,018,000 for the six months ended June 30, 2009. Increases in the 2010 periods were primarily due to increased sales commissions, increased staffing levels and benefits, and increased travel related expenses. The increased sales commissions were due to increased POPSign program revenues.

Selling expenses as a percentage of total net sales decreased to 21.3% for the three months ended June 30, 2010, compared to 26.1% for the three months ended June 30, 2009. Selling expenses as a percentage of total net sales decreased to 24.0% for the six months ended June 30, 2010, compared to 25.2% for the six months ended June 30, 2009. The decreases in the selling expenses as a percentage of total net sales in the 2010 periods were due to the effect of the increased costs discussed above in combination with the effect of increased sales.

Marketing. Marketing expenses for the three months ended June 30, 2010, increased 19.1% to $411,000 compared to $345,000 for the three months ended June 30, 2009. Marketing expenses for the six months ended June 30, 2010, increased 9.8% to $806,000 compared to $734,000 for the six months ended June 30, 2009. Increased expenses in the 2010 periods were primarily the result of increased staffing levels, employee benefit costs and data acquisition costs.

Marketing expenses as a percentage of total net sales decreased to 5.0% for the three months ended June 30, 2010, compared to 6.0% for the three months ended June 30, 2009. Marketing expenses as a percentage of total net sales decreased to 5.7% for the six months ended June 30, 2010, compared to 6.1% for the six months ended June 30, 2009. The decreases in marketing expenses as a percentage of total net sales in the 2010 periods were primarily due to the effect of the increased costs discussed above in combination with the effect of increased sales.

General and administrative. General and administrative expenses for the three months ended June 30, 2010, increased 44.4% to $1,508,000 compared to $1,044,000 for the three months ended June 30, 2009. General and administrative expenses for the six months ended June 30, 2010, increased 15.6% to $2,855,000 compared to $2,469,000 for the six months ended June 30, 2009. The increase in the second quarter 2010 period was primarily due to increased legal expense, staffing levels and travel related expenses. The increased legal expenses were related to the News America litigation. The increase in the six month 2010 period was primarily due to increased staffing levels and travel related expenses.

General and administrative expenses as a percentage of total net sales was 18.1% for both the three months ended June 30, 2010 and June 30, 2009. General and administrative expenses as percentage of total net sales decreased to 20.1% for the six months ended June 30, 2010, compared to 20.7% for the six months ended June 30, 2009. The lack of change in the second quarter 2010 period and the decrease in the six month 2010 period were primarily due to the increased costs discussed above in relation to increased sales.

Legal fees and expenses were $566,000 for the three months ended June 30, 2010, compared to $317,000 for the three months ended June 30, 2009. Legal fees and expenses were $1,089,000 for the six months ended June 30, 2010, compared to $1,059,000 for the six months ended June 30, 2009. The legal fees in each quarter were incurred primarily in connection with the News America lawsuit described in Note 2 to the financial statements. We currently expect the amount of additional legal fees that will be incurred in connection with the ongoing lawsuit to be significant throughout the remainder of 2010 and into 2011 as trial preparation continues and as the trial is conducted. A negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Insurance settlement proceeds. The Company received a payment of $1,387,000 in the first quarter of 2009 from an insurer as part of a settlement of the Company’s claim that the insurer owed the Company defense costs for claims asserted against the Company and one of its officers in the News America litigation.

Other Income. Other income for the three months ended June 30, 2010, was $3,000 compared to $21,000 for the three months ended June 30, 2009. Other income for the six months ended June 30, 2010, was $16,000 compared to $49,000 for the six months ended June 30, 2009. Lower other income in the 2010 periods was primarily due to decreased interest income in the 2010 periods as a result of lower interest rates which more than offset the higher cash, cash equivalents and short-term investment balances in the 2010 periods.

Income Taxes. The Company carried a full valuation allowance against its net deferred tax asset at both June 30, 2010, and June 30, 2009. The Company did not record income tax expense for the three and six months ended June 30, 2010, due to the combination of the full valuation allowance and the lack of taxable income for the period. The Company recorded income tax expense of $36,000 for the three and six months ended June 30, 2009, related to alternative minimum tax liability. The valuation allowance has been established due to uncertainties regarding the realization of deferred tax assets. The Company updates its deferred tax asset and valuation allowance analysis quarterly to confirm the appropriateness of its valuation allowance.

Net Income. Net income for the three months ended June 30, 2010, was $654,000 compared to $110,000 for the three months ended June 30, 2009. Net income for the six months ended June 30, 2010, was $219,000 compared to $1,427,000 for the six months ended June 30, 2009.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At June 30, 2010, working capital was $11,463,000 compared to $10,716,000 at December 31, 2009. During the six months ended June 30, 2010, cash, cash equivalents and short-term investments decreased $1,548,000 from $13,197,000 at December 31, 2009, to $11,649,000 at June 30, 2010.

Net cash used in operating activities during the six months ended June 30, 2010 was $1,513,000. Net income of $219,000 and non-cash expenses of $563,000 (depreciation and stock-based compensation expense) for the six months ended June 30, 2010, were more than offset by changes in operating assets and liabilities, primarily decreases in accrued liabilities and deferred revenue and an increase in accounts receivable. Accounts receivable increased $1,700,000 during the six months ended June 30, 2010, primarily due to higher revenue in the two months preceding June 30, 2010, as compared to the two months preceding December 31, 2009, and due to variability in customer billing arrangements and terms. The Company expects accounts receivable, accounts payable, accrued liabilities and deferred revenue to fluctuate during 2010 depending on the level of quarterly POPSign revenues and related business activity as well as billing arrangements with customers.

Net cash of $725,000 was provided by investing activities during the six months ended June 30, 2010, due to short-term investment activity and expenditures of $275,000 for property and equipment. Purchases of short-term investments of $2,600,000 and proceeds of $3,600,000 during the six months consisted entirely of purchases and redemptions of twenty-six week certificates of deposit. Capital expenditures of $275,000 during the six months consisted of digital printing related equipment and related leasehold modifications as well as information technology equipment and software. The Company expects capital expenditures of up to $150,000 for the remainder of 2010.

Net cash of $240,000 was provided by financing activities during the six months ended June 30, 2010, as a result of $714,000 of proceeds (net) from the issuance of common stock from the exercise of stock options and the employee stock purchase plan which was partially offset by $474,000 of stock repurchased by the Company pursuant to a plan adopted on February 23, 2010. The stock repurchase plan allows for the repurchase of up to $2,000,000 of the Company’s common stock on or before January 31, 2011.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to the Company’s management, including its Chief Executive Office and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures.

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

During the six months ended June 30, 2010, the Company incurred legal fees of $927,000 related to the News America litigation. Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuit against News America to be significant throughout the remainder of 2010 and into 2011. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

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

Our share repurchase program activity for the three months ended June 30, 2010 was:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans Or Programs

April 1-30, 2010	—	$—	—	$1,591,000
May 1-31, 2010	10,000	$5.60	85,000	$1,535,000
June 1-30, 2010	—	$—	—	$1,535,000

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included herewith:

10.1	Amended Change in Control Severance Agreement (1) with Scott F. Drill dated May 26, 2010

10.2	Amended Change in Control Severance Agreement (1) with Justin W. Shireman dated May 26, 2010

10.3	Amended Change in Control Severance Agreement (1) with Scott J. Simcox dated May 26, 2010

10.4	Amended Change in Control Severance Agreement (1) with Alan Jones dated May 26, 2010

10.5	Amended Change in Control Severance Agreement (1) with A. Thomas Lucas dated May 26, 2010

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification

(1) The Amended Change in Control Severance Agreement contains non-substantive technical changes designed to comply with Internal Revenue Service Code Section 409A regulations regarding deferred compensation, and other non-substantive technical changes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2010	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill
President and Chief Executive Officer
(principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

10.1	Amended Change in Control Severance Agreement(1) with Scott F. Drill dated May 26, 2010

10.2	Amended Change in Control Severance Agreement (1) with Justin W. Shireman dated May 26, 2010

10.3	Amended Change in Control Severance Agreement (1) with Scott J. Simcox dated May 26, 2010

10.4	Amended Change in Control Severance Agreement (1) with Alan Jones dated May 26, 2010

10.5	Amended Change in Control Severance Agreement (1) with A. Thomas Lucas dated May 26, 2010

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification

(1) The Amended Change in Control Severance Agreement contains non-substantive technical changes designed to comply with Internal Revenue Service Code Section 409A regulations regarding deferred compensation, and other non-substantive technical changes.