Form 10-Q
period 2010-09-30
INSIGNIA SYSTEMS INC/MN
filed 2010-11-05
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2010
or
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
Yes ☐   No ☒

          Number of shares outstanding of Common Stock, $.01 par value, as of November 3, 2010, was 15,847,357.

Insignia Systems, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Insignia Systems, Inc.
BALANCE SHEETS
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$10,057,000	$8,797,000
Short-term investments	2,500,000	4,400,000
Accounts receivable, net of allowance for doubtful accounts of $8,000	5,431,000	2,890,000
Inventories	529,000	389,000
Prepaid expenses and other	364,000	394,000
Total Current Assets	18,881,000	16,870,000

Other Assets:
Property and equipment, net	1,046,000	927,000
Other	246,000	42,000

Total Assets	$20,173,000	$17,839,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term liabilities	$219,000	$219,000
Accounts payable	3,031,000	2,253,000
Accrued liabilities
Compensation	1,172,000	778,000
Retailer payments	776,000	1,022,000
Employee stock purchase plan	139,000	131,000
Legal	134,000	257,000
Other	461,000	389,000
Deferred revenue	604,000	1,105,000
Total Current Liabilities	6,536,000	6,154,000

Long-Term Liabilities, less current maturities	—	—

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares – 40,000,000
Issued and outstanding shares – 15,842,000 at September 30, 2010 and 15,181,000 at December 31, 2009	158,000	152,000
Additional paid-in capital	33,373,000	32,578,000
Accumulated deficit	(19,894,000)	(21,045,000)
Total Shareholders’ Equity	13,637,000	11,685,000

Total Liabilities and Shareholders’ Equity	$20,173,000	$17,839,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Services revenues	$7,858,000	$7,485,000	$20,557,000	$18,401,000
Products sold	659,000	459,000	2,169,000	1,502,000
Total Net Sales	8,517,000	7,944,000	22,726,000	19,903,000

Cost of services	3,600,000	3,486,000	9,518,000	8,491,000
Cost of products sold	442,000	326,000	1,458,000	1,032,000
Total Cost of Sales	4,042,000	3,812,000	10,976,000	9,523,000
Gross Profit	4,475,000	4,132,000	11,750,000	10,380,000

Operating Expenses:
Selling	1,968,000	1,776,000	5,379,000	4,794,000
Marketing	429,000	391,000	1,235,000	1,125,000
General and administrative	1,146,000	973,000	4,001,000	3,442,000
Insurance settlement proceeds	—	—	—	(1,387,000)
Total Operating Expenses	3,543,000	3,140,000	10,615,000	7,974,000
Operating Income	932,000	992,000	1,135,000	2,406,000

Other Income (Expense):
Interest income	6,000	31,000	32,000	100,000
Interest expense	(6,000)	(10,000)	(16,000)	(30,000)
Other income (expense)	—	(1,000)	—	(1,000)
Total Other Income	—	20,000	16,000	69,000
Income Before Taxes	932,000	1,012,000	1,151,000	2,475,000

Income tax expense	—	26,000	—	62,000
Net Income	$932,000	$986,000	$1,151,000	$2,413,000

Net income per share:
Basic	$0.06	$0.07	$0.07	$0.16
Diluted	$0.05	$0.06	$0.07	$0.15

Shares used in calculation of net income per share:
Basic	15,642,000	15,134,000	15,503,000	15,130,000
Diluted	16,977,000	15,972,000	16,869,000	15,666,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
Statements of Shareholders’ Equity
(Unaudited)

			Additional Paid-In Capital
	Common Stock			Accumulated Deficit
	Shares	Amount			Total

Nine Months Ended September 30, 2010

Balance at December 31, 2009	15,181,000	$152,000	$32,578,000	$(21,045,000)	$11,685,000
Issuance of common stock, net	746,000	7,000	706,000	—	713,000
Repurchase of common stock, net	(85,000)	(1,000)	(468,000)	—	(469,000)
Stock-based compensation	—	—	557,000	—	557,000
Net income	—	—	—	1,151,000	1,151,000

Balance at September 30, 2010	15,842,000	$158,000	$33,373,000	$(19,894,000)	$13,637,000

Nine Months Ended September 30, 2009

Balance at December 31, 2008	15,069,000	$151,000	$31,881,000	$(24,761,000)	$7,271,000
Issuance of common stock, net	66,000	—	46,000	—	46,000
Stock-based compensation	—	—	419,000	—	419,000
Net income	—	—	—	2,413,000	2,413,000

Balance at September 30, 2009	15,135,000	$151,000	$32,346,000	$(22,348,000)	$10,149,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2010	2009
Operating Activities:
Net income	$1,151,000	$2,413,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	249,000	303,000
Provision for income taxes	—	62,000
Provision for bad debt expense	—	9,000
Stock-based compensation	557,000	419,000
Changes in operating assets and liabilities:
Accounts receivable	(2,541,000)	(1,224,000)
Inventories	(140,000)	(25,000)
Prepaid expenses and other	(174,000)	(160,000)
Accounts payable	778,000	(432,000)
Accrued liabilities	105,000	(1,878,000)
Deferred revenue	(501,000)	407,000
Net cash used in operating activities	(516,000)	(106,000)

Investing Activities:
Purchases of property and equipment	(368,000)	(68,000)
Purchases of investments	(3,800,000)	(3,300,000)
Proceeds from sale of investments	5,700,000	1,100,000
Net cash provided by (used in) investing activities	1,532,000	(2,268,000)

Financing Activities:
Payment of long-term liabilities	—	(23,000)
Proceeds from issuance of common stock, net	713,000	46,000
Repurchase of common stock, net	(469,000)	—
Net cash provided by financing activities	244,000	23,000
Increase (decrease) in cash and cash equivalents	1,260,000	(2,351,000)
Cash and cash equivalents at beginning of period	8,797,000	11,052,000
Cash and cash equivalents at end of period	$10,057,000	$8,701,000

Supplemental disclosures for cash flow information:
Cash paid during periods for interest	$—	$—
Cash paid during periods for income taxes	62,000	16,000

Non-cash financing activities:
Cashless exercise of options and warrants	$3,363,000	$—

See accompanying notes to financial statements.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising programs, services and products to retailers and consumer packaged goods manufacturers both directly and through the Company’s strategic partner (Valassis Sales and Marketing Services, Inc.). The Company’s services and products include the Insignia Point-of-Purchase Services (POPS) in-store advertising program, thermal sign card supplies for the Company’s SIGNright and Impulse systems, Stylus software and laser printable cardstock and label supplies.

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2010, its results of operations for the three and nine months ended September 30, 2010 and 2009, and its cash flows for the nine months ended September 30, 2010 and 2009. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2009 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	September 30, 2010	December 31, 2009
Raw materials	$128,000	$57,000
Work-in-process	58,000	52,000
Finished goods	343,000	280,000
	$529,000	$389,000

           Property and Equipment. Property and equipment consists of the following:

	September 30, 2010	December 31, 2009
Production tooling, machinery and equipment	$2,343,000	$2,226,000
Office furniture and fixtures	258,000	255,000
Computer equipment and software	927,000	758,000
Web site	38,000	38,000
Leasehold improvements	351,000	322,000
	3,917,000	3,599,000
Accumulated depreciation and amortization	(2,871,000)	(2,672,000)
Net Property and Equipment	$1,046,000	$927,000

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based payments at fair value using the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The Company recognizes stock compensation expense on a straight-line method over the requisite service period of the award.

There were 334,500 stock option awards granted during the nine months ended September 30, 2010, and the Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 3.5 years, expected volatility of 55%, dividend yield of 0% and risk-free interest rate of 1.28%. The Company estimated the fair value of stock-based rights granted during the nine months ended September 30, 2010, under the employee stock purchase plan using the following weighted average assumptions: expected life of 1 year, expected volatility of 55%, dividend yield of 0% and risk-free interest rate of 0.45%. Total stock-based compensation expense recorded for the nine months ended September 30, 2010 and 2009, was $557,000 and $419,000, respectively.

Net Income Per Share. Basic net income per share is computed by dividing net income by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 656,000 and 2,082,000 shares of common stock with weighted average exercise prices of $7.11 and $4.64 were outstanding at September 30, 2010 and 2009 and were not included in the computation of common stock equivalents for the three months ended September 30, 2010 and 2009 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 525,000 and 2,316,000 shares of common stock with weighted average exercise prices of $7.55 and $4.31 were outstanding at September 30, 2010 and 2009 and were not included in the computation of common stock equivalents for the nine months ended September 30, 2010 and 2009 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Denominator for basic net income per share – weighted average shares	15,642,000	15,134,000	15,503,000	15,130,000

Effect of dilutive securities:
Stock options and warrants	1,335,000	838,000	1,366,000	536,000
Denominator for diluted net income per share – adjusted weighted average shares	16,977,000	15,972,000	16,869,000	15,666,000

2.	Commitments and Contingencies.

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

On September 30, 2009, the Court ruled on motions by both the Company and News America for Summary Judgment. The Court awarded Summary Judgment to the Company and one of its executive officers on all of News America’s counterclaims and third-party claims. The Court also denied News America’s Motion for Summary Judgment on the Company’s claims against News America other than granting News America’s uncontested motion on one claim in the Amended Complaint related to retailers. The Court’s rulings set the stage for a trial on the Company’s antitrust and unfair-competition claims against News America. The Company received a revised scheduling order on October 22, 2010, which sets January 3, 2011, as the starting date for the trial.

The Company filed claims in December 2006 and January 2007 with its director’s and officer’s liability and general liability insurers related to the defense costs and insurance coverage for claims asserted against the Company and one of its officers in News America’s counterclaims. On August 9, 2007, the Company filed a complaint against the insurers in Hennepin County District Court, State of Minnesota requesting a declaratory judgment that the insurers owed the Company and its officer such defense costs and insurance coverage. In December 2007, the Company settled its claim against one of the insurers. In March 2009, the Company settled with the other insurer and received a payment of $1,387,000 as part of the settlement. The Company recorded the payment in general and administrative expenses for the quarter ended March 31, 2009, and the litigation with the insurers is finished.

During the nine months ended September 30, 2010, the Company incurred legal fees of $1,188,000 related to the News America litigation. Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuit against News America to be significant throughout the remainder of 2010 and into 2011 as trial preparation continues and the trial is conducted. A negative outcome of this litigation could affect long-term competitive aspects of the Company’s business. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

3.

Income Taxes. The Company carried a full valuation allowance against its net deferred tax asset at both September 30, 2010 and 2009. The Company did not record income tax expense for the nine months ended September 30, 2010, due to the lack of taxable income for the period and the presence of a full valuation allowance against the deferred tax asset. The Company recorded income tax expense of $62,000 for the nine months ended September 30, 2009, related to alternative minimum tax liability. The valuation allowance has been established due to uncertainties regarding the realization of deferred tax assets.

4.

Concentrations. During the nine months ended September 30, 2010, Nestle Co., Valassis Sales and Marketing Services, Inc., and General Mills, Inc. accounted for 19%, 19% and 15%, respectively, of the Company’s total net sales. At September 30, 2010, these customers represented 34%, 10% and 8%, respectively, of the Company’s total accounts receivable. During the nine months ended September 30, 2009, Valassis Sales and Marketing Services, Inc., General Mills, Inc., Nestle Co. and Kellogg Sales Company accounted for 21%, 19%, 14% and 10%, respectively, of the Company’s total net sales. At September 30, 2009, these customers represented 13%, 12%, 12% and 20%, respectively, of the Company’s total accounts receivable.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables Topic 310 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning on or after December 15, 2010. The Company expects the amended guidance to impact its disclosures in future periods, but to otherwise not have a significant effect on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Insignia Systems, Inc. markets in-store advertising programs, services and products to retailers and consumer packaged goods manufacturers both directly and through the Company’s strategic partner (Valassis Sales and Marketing Services, Inc.). The Company’s services and products include the Insignia Point-of-Purchase Services (POPS) in-store advertising program, thermal sign card supplies for the Company’s SIGNright and Impulse systems, Stylus software and laser printable cardstock and label supplies.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.5	48.0	48.3	47.8
Gross profit	52.5	52.0	51.7	52.2
Operating expenses:
Selling	23.1	22.4	23.7	24.1
Marketing	5.0	4.9	5.4	5.7
General and administrative	13.5	12.2	17.6	17.3
Insurance settlement proceeds	—	—	—	(7.0)
Total operating expenses	41.6	39.5	46.7	40.1
Operating income	10.9	12.5	5.0	12.1
Other income	—	0.2	0.1	0.3
Income before taxes	10.9	12.7	5.1	12.4
Income tax expense	—	0.3	—	0.3
Net income	10.9%	12.4%	5.1%	12.1%

Increased net sales in the first nine months of 2010 compared to the first nine months of 2009 resulted in increased gross profit in the 2010 period. This increase in gross profit in the 2010 period was more than offset by increased operating expense in the 2010 period, resulting in lower net income in the 2010 period compared to the 2009 period.

The primary components of the increased operating expense in the 2010 period were:

•	the receipt of settlement proceeds in the 2009 period in the Company’s lawsuit against one of its insurers for defense costs in the News America litigation,
•	increased sales commissions in the 2010 period (resulting from increased net sales), and
•	increased wages, benefits and staffing in the 2010 period.

Three and Nine Months ended September 30, 2010, Compared to Three and Nine Months Ended September 30, 2009

Net Sales. Net sales for the three months ended September 30, 2010, increased 7.2% to $8,517,000 compared to $7,944,000 for the three months ended September 30, 2009. Net sales for the nine months ended September 30, 2010, increased 14.2% to $22,726,000 compared to $19,903,000 for the nine months ended September 30, 2009.

Service revenues from our POPSign programs for the three months ended September 30, 2010, increased 5.0% to $7,858,000 compared to $7,485,000 for the three months ended September 30, 2009, primarily due to an increase in the average sign price which was partially offset by a decrease in the number of programs executed for customers. Service revenues from our POPSign programs for the nine months ended September 30, 2010, increased 11.7% to $20,557,000 compared to $18,401,000 for the nine months ended September 30, 2009, primarily due to an increase in the average sign price.

Product sales for the three months ended September 30, 2010, increased 43.6% to $659,000 compared to $459,000 for the three months ended September 30, 2009. Product sales for the nine months ended September 30, 2010, increased 44.4% to $2,169,000 compared to $1,502,000 for the nine months ended September 30, 2009. The increases in both periods were primarily due to higher sales of laser printer supplies based on increased demand for these products from one of our customers.

Gross Profit. Gross profit for the three months ended September 30, 2010, increased 8.3% to $4,475,000 compared to $4,132,000 for the three months ended September 30, 2009. Gross profit for the nine months ended September 30, 2010, increased 13.2% to $11,750,000 compared to $10,380,000 for the nine months ended September 30, 2009. Gross profit as a percentage of total net sales increased to 52.5% for the three months ended September 30, 2010, compared to 52.0% for the three months ended September 30, 2009. Gross profit as a percentage of total net sales decreased to 51.7% for the nine months ended September 30, 2010, compared to 52.2% for the nine months ended September 30, 2009.

Gross profit from our POPSign program revenues for the three months ended September 30, 2010, increased 6.5% to $4,258,000 compared to $3,999,000 for the three months ended September 30, 2009. Gross profit from our POPSign program revenues for the nine months ended September 30, 2010, increased 11.4% to $11,039,000 compared to $9,910,000 for the nine months ended September 30, 2009. The increases in both 2010 periods were primarily due to increased sales which were partially offset by increased retailer expenses. Gross profit as a percentage of POPSign program revenues for the three months ended September 30, 2010, increased to 54.2% compared to 53.4% for the three months ended September 30, 2009. The increase in the 2010 period was primarily due to increased sales partially offset by increased retailer expense. Gross profit as a percentage of POPSign program revenues for the nine months ended September 30, 2010, decreased to 53.7%, compared to 53.9% for the nine months ended September 30, 2009. The decrease in gross profit as a percentage of POPSign program revenues in the 2010 period was primarily due to the effect of increased retailer expenses.

Gross profit from our product sales for the three months ended September 30, 2010, increased 63.2% to $217,000 compared to $133,000 for the three months ended September 30, 2009. Gross profit from our product sales for the nine months ended September 30, 2010, increased 51.3% to $711,000 compared to $470,000 for the nine months ended September 30, 2009. The increases in gross profit in both 2010 periods were primarily due to increased sales combined with fixed costs. Gross profit as a percentage of product sales increased to 32.9% for the three months ended September 30, 2010, compared to 29.0% for the three months ended September 30, 2009. Gross profit as a percentage of product sales increased to 32.8% for the nine months ended September 30, 2010, compared to 31.3% for the nine months ended September 30, 2009. The increases in gross profit as a percentage of products sales in the 2010 periods were primarily due to increased sales and the effect of fixed costs.

Operating Expenses

Selling. Selling expenses for the three months ended September 30, 2010, increased 10.8% to $1,968,000 compared to $1,776,000 for the three months ended September 30, 2009. Selling expenses for the nine months ended September 30, 2010, increased 12.2% to $5,379,000 compared to $4,794,000 for the nine months ended September 30, 2009. Increases in the 2010 periods were primarily due to increased sales commissions and increased POPS staffing levels. The increased sales commissions were due to increased net sales of POPSign programs.

Selling expenses as a percentage of total net sales increased to 23.1% for the three months ended September 30, 2010, compared to 22.4% for the three months ended September 30, 2009. Selling expenses as a percentage of total net sales decreased to 23.7% for the nine months ended September 30, 2010, compared to 24.1% for the nine months ended September 30, 2009. The changes in the selling expenses as a percentage of total net sales in the 2010 periods were due to the effect of the increased costs discussed above in combination with the effect of increased sales.

Marketing. Marketing expenses for the three months ended September 30, 2010, increased 9.7% to $429,000 compared to $391,000 for the three months ended September 30, 2009. Marketing expenses for the nine months ended September 30, 2010, increased 9.8% to $1,235,000 compared to $1,125,000 for the nine months ended September 30, 2009. Increased expenses in the 2010 periods were primarily the result of increased data acquisition expenses and increased staffing related expenses.

Marketing expenses as a percentage of total net sales increased to 5.0% for the three months ended September 30, 2010, compared to 4.9% for the three months ended September 30, 2009. The increase in marketing expense as a percentage of total net sales for the three months ended September 30, 2010, was the result of the increased expenses discussed above in relation to increased sales. Marketing expenses as a percentage of total net sales decreased to 5.4% for the nine months ended September 30, 2010, compared to 5.7% for the nine months ended September 30, 2009. The decrease in marketing expenses as a percentage of total net sales for the nine months ending September 30, 2010, was the result of the increased expenses discussed above in relation to increased sales.

General and administrative. General and administrative expenses for the three months ended September 30, 2010, increased 17.8% to $1,146,000 compared to $973,000 for the three months ended September 30, 2009. General and administrative expenses for the nine months ended September 30, 2010 increased 16.2% to $4,001,000 compared to $3,442,000 for the nine months ended September 30, 2009. The increases in the 2010 periods were primarily due to increased staffing levels and increased legal expense.

General and administrative expenses as a percentage of total net sales increased to 13.5% for the three months ended September 30, 2010, compared to 12.2% for the three months ended September 30, 2009. General and administrative expenses as a percentage of total net sales increased to 17.6% for the nine months ended September 30, 2010, compared to 17.3% for the nine months ended September 30, 2009. The increases in the 2010 periods were primarily due to the increased costs discussed above in relation to increased sales.

Legal fees for the three months ended September 30, 2010, were $288,000 compared to $250,000 for the three months ended September 30, 2009. Legal fees for the nine months ended September 30, 2010, were $1,377,000 compared to $1,309,000 for the nine months ended September 30, 2009. The legal fees and expenses in each period were incurred primarily in connection with the News America lawsuit described in Note 2 to the financial statements. We currently expect the amount of additional legal fees and expenses that will be incurred in connection with the ongoing lawsuit to be significant throughout the remainder of 2010, and into 2011 as trial preparation continues and the trial is conducted. A negative outcome of this litigation could affect long-term competitive aspects of the Company’s business.

Insurance settlement proceeds. The Company received a payment of $1,387,000 in the first quarter of 2009 from an insurer as part of a settlement of the Company’s claim that the insurer owed the Company defense costs for claims asserted against the Company and one of its officers in the News America litigation.

Other Income. Interest income was offset by interest expense resulting in the Company reporting no other income for the three months ended September 30, 2010, as compared to other income of $20,000 for the three months ended September 30, 2009. Other income for the nine months ended September 30, 2010, was $16,000 compared to $69,000 for the nine months ended September 30, 2009. Lower other income in the 2010 periods was primarily due to decreased interest income in the 2010 periods as a result of lower interest rates which more than offset the higher cash, cash equivalent and short-term investment balances in the 2010 periods.

Income Taxes. The Company carried a full valuation allowance against its net deferred tax asset at both September 30, 2010, and September 30, 2009. The Company did not record income tax expense for the three and nine months ended September 30, 2010, due to the combination of the full valuation allowance and the lack of taxable income for the period. The Company recorded income tax expense of $26,000 and $62,000, respectively, for the three and nine months ended September 30, 2009, related to alternative minimum tax liability. The valuation allowance has been established due to uncertainties regarding the realization of deferred tax assets. The Company updates its deferred tax asset and valuation allowance analysis quarterly to confirm the appropriateness of its valuation allowance.

Net Income. Net income for the three months ended September 30, 2010, was $932,000 compared to $986,000 for the three months ended September 30, 2009. Net income for the nine months ended September 30, 2010, was $1,151,000 compared to $2,413,000 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At September 30, 2010, working capital was $12,345,000 compared to $10,716,000 at December 31, 2009. During the first nine months of 2010, cash, cash equivalents and short-term investments decreased by $640,000 to $12,557,000 at September 30, 2010, as compared to $13,197,000 at December 31, 2009. The decrease in cash, cash equivalents and short-term investments was primarily the result of timing of accounts receivable collections.

Net cash used in operating activities during the nine months ended September 30, 2010, was $516,000. Net income of $1,151,000 plus non-cash expense of $806,000 totaling $1,957,000 for the nine months ended September 30, 2010, were more than offset by changes in operating assets and liabilities of $2,473,000. The non-cash expense of $806,000 consisted of stock-based compensation expense and depreciation expense. Accounts payable and accrued liabilities increased $883,000 during the nine months ended September 30, 2010, primarily as a result of amounts due to our strategic partner. Accounts receivable increased $2,541,000 during the nine months ended September 30, 2010. This increase was primarily due to the timing of accounts receivable collections, and higher POPSign billings in the last month of the third quarter of 2010 as compared to the last month of the fourth quarter of 2009. Deferred revenue decreased $501,000 during the nine months ended September 30, 2010, primarily due to the advanced billing to a customer in June 2009 for an eleven month POPSign program in addition to other advanced billings. The Company expects accounts receivable, accounts payable, accrued liabilities and deferred revenue to fluctuate during 2010 depending on the level of quarterly POPSign revenues and related business activity as well as billing arrangements with customers.

Net cash of $1,532,000 was provided by investing activities during the nine months ended September 30, 2010, due to short-term investment activity which was partially offset by the purchase of property and equipment. Purchases of short-term investments of $3,800,000 and proceeds of $5,700,000 during the nine months consisted entirely of purchases and redemptions of twenty-six week certificates of deposit. Purchases of property and equipment totaled $368,000 during the nine months ended September 30, 2010.

Net cash of $244,000 was provided by financing activities during the nine months ended September 30, 2010. Net proceeds of $713,000 resulting from the issuance of common stock from the employee stock purchase plan and the employee stock option plan were partially offset by the repurchase of common stock of $469,000 pursuant to a plan adopted on February 23, 2010. The stock repurchase plan allows for the repurchase of up to $2,000,000 of the Company’s common stock on or before January 31, 2011.

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

On September 30, 2009, the Court ruled on motions by both the Company and News America for Summary Judgment. The Court awarded Summary Judgment to the Company and one of its executive officers on all of News America’s counterclaims and third-party claims. The Court also denied News America’s Motion for Summary Judgment on the Company’s claims against News America other than granting News America’s uncontested motion on one claim in the Amended Complaint related to retailers. The Court’s rulings set the stage for a trial on the Company’s antitrust and unfair-competition claims against News America. The Company received a revised scheduling order on October 22, 2010, which sets January 3, 2011, as the starting date for the trial.

The Company filed claims in December 2006 and January 2007 with its director’s and officer’s liability and general liability insurers related to the defense costs and insurance coverage for claims asserted against the Company and one of its officers in News America’s counterclaims. On August 9, 2007, the Company filed a complaint against the insurers in Hennepin County District Court, State of Minnesota requesting a declaratory judgment that the insurers owed the Company and its officer such defense costs and insurance coverage. In December 2007, the Company settled its claim against one of the insurers. In March 2009, the Company settled with the other insurer and received a payment of $1,387,000 as part of the settlement. The Company recorded the payment in general and administrative expenses for the quarter ended March 31, 2009, and the litigation with the insurers is finished.

During the nine months ended September 30, 2010, the Company incurred legal fees of $1,188,000 related to the News America litigation. Management currently expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuit against News America to be significant throughout the remainder of 2010 and into 2011 as trial preparation continues and the trial is conducted. A negative outcome of this litigation could affect long-term competitive aspects of the Company’s business. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.	Risk Factors

Set forth below is an update to one of the Risk Factors contained in our report on Form 10-K for the year ended December 31, 2009:

We Are Dependent On Our Contracts With Retailers And Our Ability To Renew Those Contracts When Their Terms Expire

On an ongoing basis, we negotiate renewals of various retailer contracts. Some of our retailer contracts require us to guarantee minimum payments to our retailers. If we are unable to offer guarantees at the required levels in the new contracts, and the contracts are not renewed because of that or because of other reasons, it could have a material adverse effect on our operations and financial condition.

Our POPS business and results of operations could be adversely affected if the number of retailer partners decreases significantly or if the retailer partners fail to continue to provide good service including performing their duties in placing and maintaining POPSigns at the shelf-edge in their stores and providing product movement data to us.

Our current contract with The Kroger Co. will expire on December 31, 2010, which could have a material adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2010, the Board of Directors authorized the repurchase of up to $2,000,000 of the Company’s common stock on or before January 31, 2011. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion.

Our share repurchase program activity for the three months ended September 30, 2010 was:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans Or Programs

July 1-31, 2010	—	$—	—	$1,535,000
August 1-31, 2010	—	$—	—	$1,535,000
September 1-30, 2010	—	$—	—	$1,535,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included herewith:

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5, 2010	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill
President and Chief Executive Officer
(principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification