Form 10-K
period 2010-12-31
INSIGNIA SYSTEMS INC/MN
filed 2011-03-16
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010	Commission File Number 1-13471

INSIGNIA SYSTEMS, INC.
 (Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the second quarter (June 30, 2010) was approximately $78,632,000 based upon the last sale price of the registrant’s Common Stock on such date.

Number of shares outstanding of Common Stock, $.01 par value, as of March 11, 2011, was 16,230,235.

DOCUMENTS INCORPORATED BY REFERENCE:
Insignia Systems, Inc. Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on May 25, 2011 (Part II – Item 5 and Part III – Items 10, 11, 12, 13 and 14)

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

Company Products

Insignia’s POPSign Program

Insignia’s POPSign program is an in-store, shelf-edge, point-of-purchase advertising program that enables manufacturers to deliver product-specific messages quickly and accurately – in designs and formats that have been pre-approved and supported by participating retailers. Insignia POPSign delivers vital product selling information from manufacturers, such as product uses and features, nutritional information, advertising tag lines and product images. The brand information is combined with the retailer’s store-specific prices and is displayed on the retailer’s unique sign format that includes its logo, headline and store colors. Each sign is displayed directly in front of the manufacturer’s product in the participating retailer’s stores. The Company’s POPSign program offers special features and enhancements, such as Advantage and Custom Advantage headers that allow manufacturers to add visibility and highlight their brand message at-shelf. The Company offers Color POPSigns with customizable, image-building full-color graphics. Insignia UltraColor® POPSigns offer 75% more area for the full-color creative than Color POPSigns.

The Company sells its POPSign programs directly to consumer packaged goods manufacturers and to Valassis Sales and Marketing Services, Inc. (“Valassis”) for resale to consumer packaged goods manufacturers. POPSign programs are delivered to retailers participating in the Company’s POPSign retail network and to retailers under contract with Valassis.

Utilizing proprietary technology, the Company collects and organizes the data from manufacturers and retailers, then formats, prints and delivers the signs to its POPSign retailers and/or Valassis’ contracted retailers for distribution and display. Store personnel place the signs at the shelf for two-week display cycles in participating stores in Insignia’s contracted network of retailers. Personnel from a contracted third-party merchandising company place the signs at the shelf for two-week display cycles in participating retail stores in Valassis’ contracted network of retailers. The Company charges manufacturers for the signs placed in stores for each cycle. Retailers are paid a fee to display the signs and for product movement data provided to Insignia. The Company pays a fee to Valassis for each program provided to retailers under contract with Valassis.

The Impulse Retail System and SIGNright Sign System

Prior to 1996, the Company’s primary product offering was the Impulse Retail System, a system developed by an independent product design and development firm. In 1996, the Company replaced the Impulse Retail System with the SIGNright Sign System. In 1998, the Company ceased the active domestic sales of the SIGNright Sign System.

Cardstock for the two systems is sold by the Company in a variety of sizes and colors that can be customized to include pre-printed custom artwork, such as a retailer’s logo. Approximately 2% of 2010 revenues came from the sale of cardstock. The Company expects this percentage to be comparable in the future.

Stylus Software

In late 1993, the Company introduced Stylus, a PC-based software application used by retailers to produce signs, labels, and posters. The Stylus software allows retailers to create signs, labels and posters by manually entering the information or by importing information from a database. Approximately 1% of 2010 revenues came from the sale of Stylus products and maintenance. The Company expects this percentage to be comparable in the future.

Laser Printer and Vinyl Label Supplies

The Company provides a comprehensive offering of laser printable cardstock and vinyl labels to retailers for their in-store signage and shelf-edge product information needs. Products include adhesive and non-adhesive supplies in a variety of colors, sizes and weights. Approximately 5% of 2010 revenues came from the sale of laser printer and vinyl label supplies. The Company expects this percentage to be comparable in the future.

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

On June 12, 2006, the Company entered into an Exclusive Reseller Agreement with Valassis Sales and Marketing Services, Inc. (“Valassis”). The agreement had an initial term of one year with the objective of increasing the Company’s sales of Insignia POPSigns. On December 6, 2006, the Company and Valassis executed Amendment No. 1 to the agreement which finalized certain appendices, made certain other modifications to the agreement and extended the initial term through December 31, 2007. On July 2, 2007 the Company and Valassis executed Amendment No. 2 to the agreement which extended the term of the agreement to December 31, 2017 and expanded the strategic alliance to increase the role of Valassis to include developing and expanding the Company’s participating retailer network. In conjunction with Amendment No. 2, Valassis received a five-year warrant to acquire 800,000 shares of Insignia’s common stock at a price of $4.04 and will be paid cash commissions by the Company on the revenue the Company realizes from POPS programs the consumer packaged goods manufacturers conduct in the new retail chains. The Company recorded $1,521,000 of expense during the year ended December 31, 2007 related to the fair value of the warrant. On September 1, 2010, the entire warrant was exercised using the cashless exercise alternative provided for in the warrant and 281,511 shares were issued to Valassis.

On June 17, 2010, the Company signed a letter of understanding with Valassis regarding Valassis’ In-Store Marketing Initiative. The letter memorialized that Valassis and the Company would collaborate in Valassis’ in-store marketing initiatives, that the Company would provide signs with price programs in SUPERVALU INC. and other retailers, and certain details regarding future retailer network development by both parties.

On June 17, 2010, the Company signed an agreement with Valassis to provide signs with price content for Winn-Dixie Stores, Inc. for the term of Valassis’ agreement with Winn-Dixie.

On December 29, 2010, the Company signed an agreement with Valassis to provide signs with price content for the Great Atlantic and Pacific Tea Company (A&P) for the term of Valassis’ agreement with A&P.

On February 7, 2011, trial in the Company’s lawsuit against News America Marketing In-Store, LLC (News America) commenced in U.S. District Court for the District of Minnesota. On February 9, 2011, the Company and News America entered into a Settlement Agreement to settle the lawsuit. Pursuant to the Settlement Agreement, News America paid the Company $125,000,000, and the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. As of the date of this filing, the definitive agreement for the 10-year arrangement was still being negotiated, and had not yet been signed. If the parties cannot reach agreement, the Magistrate Judge of the U.S. District Court, District of Minnesota, will resolve any remaining issues. The Settlement Agreement included the dismissal with prejudice of the Company’s lawsuit against News America.

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

During 2010, 2009 and 2008, foreign sales accounted for less than 1% of total net sales each year. The Company expects sales to foreign distributors will be less than 1% of total net sales in 2011.

Competition

Insignia’s POPSign Program

The Insignia POPSign program is competing for the marketing expenditures of branded product manufacturers for at-shelf advertising-related signage. We face significant competition from News America and Valassis, which provide at-shelf advertising and promotional signage, plus other smaller competitors. Although the settlement with News America gives the Company additional opportunities to compete by offering signs with price in News America’s network, the Company will continue to compete for advertising dollars with News America’s other at-shelf advertising and promotional signage offerings.

News America offers a network for in-store advertising, promotion and sales merchandising services. News America has branded its in-store shelf signage products as SmartSource Shelftalksm, SmartSource Shelfvisionsm and SmartSource Price Pop®.

Pursuant to the confidential Settlement Agreement of the litigation against News America, the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. Final terms of the definitive agreement are still being negotiated.

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

Customers

Valassis, Nestle Co., General Mills, Inc. accounted for 20%, 19%, and 15%, respectively, of the Company’s total net sales for the year ended December 31, 2010. Valassis and General Mills, Inc. each accounted for 20% of the Company’s total net sales for the year ended December 31, 2009. General Mills, Inc., Nestle Co., Kellogg Sales Company and Valassis accounted for 19%, 13%, 11% and 10%, respectively, of the Company’s total net sales for the year ended December 31, 2008. Valassis is a reseller of the Company’s POPSign program to consumer packaged goods manufacturers.

Backlog

Sales backlog on March 7, 2011 was approximately $5.8 million, all of which is for delivery during the remainder of 2011. The orders are believed to be firm, but there is no assurance that all of the backlog will actually result in revenues. Sales backlog on March 8, 2010 was approximately $7.5 million.

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

Employees

As of February 28, 2011, the Company had 114 employees, including all full-time and part-time employees.

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

Our Customers And Retailers May Be Susceptible To Changes In General Economic Conditions

Our revenues are affected by our customers’ marketing and advertising spending and our revenues and results of operations may be subject to fluctuations based upon general economic conditions. Another economic downturn may reduce demand for our products and services or depress pricing of those products and services and have an adverse effect on our results of operations. Retailers may be impacted by changes in consumer spending as well, which may adversely impact our ability to renew contracts with our existing retailers as well as contract with new retailers on terms which are acceptable. In addition, if we are unable to successfully anticipate changing economic conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

We Have Had Significant Losses In Prior Periods

Although we had net income of $7,626,000, $3,716,000, and $2,343,000 for the years ended December 31, 2010, 2009, and 2007, respectively, we had a net loss of $(2,257,000) for the year ended December 31, 2008, and significant net losses for a number of years prior to December 31, 2006. There can be no assurance that we will be profitable on a quarterly or annual basis. If we are unable to generate net income from operations, our business will be adversely affected and our stock price will likely decline.

We Have Been Involved In Major Litigation

On September 23, 2004, the Company brought suit against News America and Albertson’s Inc. (Albertson’s) in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit sought injunctive relief sufficient to prevent further antitrust injury and an award of treble damages for the harm caused to the Company. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the case. In December 2006, News America filed counterclaims in the case that included claims of alleged interference with contracts and alleged libel and slander against Insignia and one of its officers. On February 4, 2008, the Court approved a consent decree entered into by News America and the State of Minnesota under which News America agreed to not violate Minnesota’s statutes prohibiting commercial disparagement. On July 29, 2008, the Company and Albertson’s entered into a settlement agreement and mutual release, in which they each agreed to release all claims against the other, and the Company agreed to dismiss its lawsuit against Albertson’s.

On February 7, 2011, trial in the Company’s lawsuit against News America commenced in U.S. District Court for the District of Minnesota. On February 9, 2011, the Company and News America entered into a Settlement Agreement to settle the lawsuit. Pursuant to the Settlement Agreement, News America paid the Company $125,000,000, and the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. As of the date of this filing, the definitive agreement for the 10-year arrangement was still being negotiated, and had not yet been signed. If the parties cannot reach agreement, the Magistrate Judge of the U.S. District Court, District of Minnesota, will resolve any remaining issues. The Settlement Agreement included the dismissal with prejudice of the Company’s lawsuit against News America.

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

During the year ended December 31, 2010, the Company incurred legal fees of $1,851,000 related to the News America litigation. Management expects the amount of legal fees and expenses that will be incurred in connection with the lawsuit against News America will be significant throughout the first quarter of 2011 due to trial preparation, start of the trial and settlement activities. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

We Are Dependent On Our Contracts with Retailers And Our Ability To Renew Those Contracts When Their Terms Expire

On an ongoing basis, we negotiate renewals of various retailer contracts. Some of our retailer contracts require us to guarantee minimum payments. If we are unable to offer guarantees at the required levels in the new contracts, and the contracts are not renewed because of that or because of other reasons, it will have a material adverse effect on our operations and financial condition.

Our POPS business and results of operations could be adversely affected if the number of retailer partners decreases significantly or if the retailer partners fail to continue to perform their duties in placing and maintaining POPSigns at the shelf in their stores and providing product movement data to us.

Our contract with The Kroger Co. expired on December 31, 2010, which could have a material adverse impact on our business.

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

Due to these factors, our quarterly and annual net sales, expenses and results of operations could vary significantly in the future and this could adversely affect the market price of our common stock.

We Have Significant Competition

We face significant competition from News America and Valassis, which provide at-shelf advertising and promotional signage. Although the settlement with News America gives the Company additional opportunities to compete by offering signs with price in News America’s network, the Company will continue to compete for advertising dollars with News America’s other at-shelf advertising and promotional signage offerings. News America and Valassis have significantly greater financial resources that can be used to market their products. Should our competitors succeed in obtaining more of the at-shelf advertising business from our current customers, our revenues and related operations would be adversely affected.

Our Results Are Dependent On The Success Of Our Insignia POPS Program Which Represents A Significant Part Of Our Business

We are largely dependent on our POPS program, which represented approximately 91%, 93% and 92% of total net sales for fiscal 2010, 2009 and 2008, respectively. We expect the POPS program to represent a higher percentage in fiscal 2011 and future periods. Should brand manufacturers no longer perceive value in the POPS program, our business and results of operations would be adversely affected due to our heavy dependence on this program.

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

Our Results Are Dependent On The Success Of Our Partnership With Our Strategic Partner

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

On June 17, 2010, the Company signed a letter of understanding with Valassis regarding Valassis’ In-Store Marketing Initiative. The letter memorialized that the Company would provide signs with price programs in SUPERVALU INC. and other retailers, and certain details regarding future retailer network development by both parties.

Our partnership thus far has resulted in increased revenues for the Company. If our partnership with Valassis is terminated for any reason, our revenue levels and our participating retailer network could be adversely affected.

Our Results Are Dependent On The Success Of Our Arrangement With News America

Our results will depend on the success of our sales and marketing efforts for signs with price into the News America network of retailers as News America’s exclusive agent and upon our ability to successfully integrate the operational aspects of the programs.

Our Stock Price Has Been And May Continue To Be Volatile

During 2010 our common stock has traded between $7.54 and $3.81 per share. The market price of our common stock may continue to be volatile and may be significantly affected by:

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

A Failure To Maintain Effective Internal Controls Could Adversely Affect Our Business

Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for fiscal 2010, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect to incur continuing costs, which may include increased accounting fees and increased staffing levels, in order to maintain compliance with the Sarbanes-Oxley Act. In addition, our ability to integrate the operations of other companies that we may acquire in the future could impact our compliance with Section 404. In the future, if we fail to complete the Sarbanes-Oxley 404 evaluation in a timely manner, or if our independent registered public accounting firm cannot attest in a timely manner to the effectiveness of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.     Properties

The Company currently leases approximately 41,000 square feet of office and warehouse space in suburban Minneapolis, Minnesota, through February 29, 2016. The Company believes that the 41,000 square feet of space will meet the Company’s foreseeable needs.

Item 3.     Legal Proceedings

On September 23, 2004, the Company brought suit against News America Marketing In-Store, LLC (News America) and Albertson’s Inc. (Albertson’s) in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market.  The suit sought injunctive relief sufficient to prevent further antitrust injury and an award of treble damages for the harm caused to the Company. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the case. In December 2006, News America filed counterclaims in the case that included claims of alleged interference with contracts and alleged libel and slander against Insignia and one of its officers. On February 4, 2008, the Court approved a consent decree entered into by News America and the State of Minnesota under which News America agreed to not violate Minnesota’s statutes prohibiting commercial disparagement. On July 29, 2008, the Company and Albertson’s entered into a settlement agreement and mutual release, in which they each agreed to release all claims against the other, and the Company agreed to dismiss its lawsuit against Albertson’s.

On February 7, 2011, trial in the Company’s lawsuit against News America commenced in U.S. District Court for the District of Minnesota. On February 9, 2011, the Company and News America entered into a Settlement Agreement to settle the lawsuit. Pursuant to the Settlement Agreement, News America paid the Company $125,000,000, and the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. As of the date of this filing, the definitive agreement for the 10-year arrangement was still being negotiated, and had not yet been signed. If the parties cannot reach agreement, the Magistrate Judge of the U.S. District Court, District of Minnesota, will resolve any remaining issues. The Settlement Agreement included the dismissal with prejudice of the Company’s lawsuit against News America.

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

During the year ended December 31, 2010, the Company incurred legal fees of $1,851,000 related to the News America litigation. Management expects the amount of legal fees and expenses to be incurred in connection with the lawsuit against News America will be significant throughout the first quarter of 2011 due to trial preparation, start of the trial and settlement activities. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

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

2010	High	Low	2009	High	Low
First Quarter	$6.61	$3.81	First Quarter	$2.20	$0.72
Second Quarter	7.54	5.11	Second Quarter	3.01	1.79
Third Quarter	6.93	5.15	Third Quarter	3.98	2.44
Fourth Quarter	7.42	5.85	Fourth Quarter	5.27	3.75

Approximate Number of Holders of Common Stock

As of February 28, 2011, the Company had one class of Common Stock beneficially held by approximately 2,100 owners.

Dividends

As of December 31, 2010, the Company had never paid a cash dividend on its common stock. On February 22, 2011, the Board declared a one-time special dividend of $2.00 per share to shareholders of record as of April 1, 2011, payable May 2, 2011. Since this special dividend exceeds 25% of the Company’s stock price, in accordance with applicable NASDAQ rules, the ex-dividend date will be May 3, 2011, one day following the payment date. Outside of this special dividend, the Board of Directors presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

Stock Repurchase Plan

On February 23, 2010, the Board of Directors authorized the repurchase of up to $2,000,000 of the Company’s common stock on or before January 31, 2011. The plan terminated on January 31, 2011.

Our share repurchase program activity for the three months ended December 31, 2010 was:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans Or Programs

October 1-31, 2010	—	$—	—	$1,535,000
November 1-30, 2010	—	$—	—	$1,535,000
December 1-31, 2010	—	$—	—	$1,535,000

On February 22, 2011, the Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012, under a new plan. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s Common Stock for the five fiscal years beginning December 31, 2005 and ending December 31, 2010, with the cumulative total return on the NASDAQ Stock Market — U.S. Index and the Russell 2000 Index over the same period (assuming the investment of $100 in the Company’s Stock, the NASDAQ Stock Market – U. S. Index and the Russell 2000 Index on December 31, 2005 and the reinvestment of all dividends).

5-Year Cumulative Total Return Comparison Among
Insignia Systems, The NASDAQ Stock Market US Index & The Russell 2000 Index

$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
Dollars
2005
2006
2007
2008
2009
2010

	Dec-2005	Dec-2006	Dec-2007	Dec-2008	Dec-2009	Dec-2010
ISIG	$100.00	$423.61	$390.28	$136.11	$663.89	$911.11
Nasdaq US	$100.00	$109.84	$119.14	$57.41	$82.53	$97.95
Russell 2000	$100.00	$118.37	$116.51	$77.15	$98.11	$124.46

The information required by Item 5 concerning compensation plans under which securities may be issued is incorporated herein by reference to the Company’s proxy statement for its 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 6.     Selected Financial Data

The following table sets forth selected financial data for each of the five years ended December 31, 2010. The operations and balance sheet data for the years ended and as of December 31, 2010, 2009, 2008, 2007 and 2006 are derived from our audited financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our financial statements and the related notes thereto included elsewhere in this report.

(In thousands, except per share amounts.)

For the Years Ended December 31	2010		2009		2008		2007	2006
Net sales	$30,007		$28,770		$31,406		$24,431	$21,894
Operating income (loss)	905		3,745	(2)	(299)		81	2,314
Net income (loss)	7,626	(1)	3,716	(2)	(2,257	)(3)	2,343	2,396

Net income (loss) per share:
Basic	$0.49		$0.25		$(0.15)		$0.15	$0.16
Diluted	$0.45		$0.23		$(0.15)		$0.14	$0.15

Shares used in calculation of net income (loss) per share:
Basic	15,589		15,139		15,484		15,411	15,093
Diluted	16,925		15,846		15,484		16,186	15,556

Working capital	$12,505		$10,716		$6,396		$7,751	$5,017
Total assets	25,631		17,839		15,593		13,340	8,583
Total shareholders’ equity	20,288		11,685		7,271		9,677	4,862

(1)	Includes a tax benefit of $6,704 primarily related to the release of the valuation allowance against deferred tax assets more fully described in Note 6 to the financial statements.
(2)	Includes one-time cash proceeds of $1,387 from the settlement of a claim against one of the Company’s insurers more fully described in Note 4 to the financial statements.
(3)	Includes tax expense of $2,131 related to the increase of the valuation allowance against deferred tax assets more fully described in Note 6 to the financial statements.

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

Impact Of The Current Economic Environment

The Company does not believe that the recession during 2007 to 2009 and the subsequent slow pace of recovery has had a significant effect on its results of operations for the year ended December 31, 2010.

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

Income Taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria.

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

During the year ended December 31, 2010 the Company recorded a $7,913,000 net release of the valuation allowance. The release is due to the expectation of future taxable income as a result of the News America Marketing lawsuit settlement on February 9, 2011. In light of the settlement the Company believes it is more likely than not that its deferred tax assets will be realized in 2011and thereafter.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

Year Ended December 31	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	49.4	46.7	46.2
Gross profit	50.6	53.3	53.8
Operating expenses:
Selling	23.6	23.0	27.1
Marketing	5.5	5.4	5.1
General and administrative	18.5	16.7	22.6
Insurance settlement proceeds	—	(4.8)	—
Total operating expenses	47.6	40.3	54.8

Operating income (loss)	3.0	13.0	(1.0)
Other income	0.1	0.3	0.6
Income (loss) before taxes	3.1	13.3	(0.4)
Income tax (expense) benefit	22.3	(0.4)	(6.8)
Net income (loss)	25.4%	12.9%	(7.2)%

Fiscal 2010 Compared to Fiscal 2009

Net Sales. Net sales for the year ended December 31, 2010 increased 4.3% to $30,007,000 compared to $28,770,000 for the year ended December 31, 2009.

Service revenues from our POPSign programs for the year ended December 31, 2010 increased 2.1% to $27,231,000 compared to $26,666,000 for the year ended December 31, 2009. The increase was primarily due to an increase in the average sign price which was partially offset by a decrease in the number of signs placed. The expiration of the retailer contract with The Kroger Co. on December 31, 2010, could have a material adverse impact on service revenues for the 2011 year. The positive impact of the arrangement to sell signs with price into News America’s network of retailers cannot be determined at this time.

Product sales for the year ended December 31, 2010 increased 31.9% to $2,776,000 compared to $2,104,000 for the year ended December 31, 2009. The increase was primarily due to increased sales of laser sign card and label supplies based on increased demand for these products from one of our customers, offset by lower sales of thermal sign card supplies and Stylus software based upon decreased demand for these products from our customers.

Gross Profit. Gross profit for the year ended December 31, 2010 decreased 1.1% to $15,171,000 compared to $15,341,000 for the year ended December 31, 2009. Gross profit as a percentage of total net sales decreased to 50.6% for 2010 compared to 53.3% for 2009.

Gross profit from our POPSign program revenues for the year ended December 31, 2010 decreased 2.8% to $14,248,000 compared to $14,652,000 for the year ended December 31, 2009. The decrease in gross profit of $404,000 was primarily due to an increase in retailer expenses, which more than offset the effect of increased services revenues. Gross profit as a percentage of POPSign program revenues decreased to 52.3% for 2010 compared to 55.0% for 2009, due primarily to the increase in retailer expenses.

Gross profit from our product sales for the year ended December 31, 2010 increased 34.0% to $923,000 compared to $689,000 for the year ended December 31, 2009. Gross profit as a percentage of product sales increased to 33.3% for 2010 compared to 32.8% for 2009. The increases were primarily due to increased sales and the effect of fixed costs.

Operating Expenses

Selling. Selling expenses for the year ended December 31, 2010 increased 6.8 % to $7,082,000 compared to $6,632,000 for the year ended December 31, 2009, primarily due to increased POPS staffing levels and increased travel related expenses. Selling expenses as a percentage of total net sales increased to 23.6% in 2010 compared to 23.0% in 2009, primarily due to the factors described above.

Marketing. Marketing expenses for the year ended December 31, 2010 increased 6.2% to $1,635,000 compared to $1,540,000 for the year ended December 31, 2009, primarily due to increased staffing related expenses. Marketing expenses as a percentage of total net sales increased to 5.5% in 2010 compared to 5.4% in 2009, primarily due to the factors described above.

General and Administrative. General and administrative expenses for the year ended December 31, 2010 increased 15.3% to $5,549,000 compared to $4,811,000 for the year ended December 31, 2009, primarily due to increased staffing levels, travel related expenses, and increased legal costs related to the News America litigation. General and administrative expenses as a percentage of total net sales increased to 18.5% in 2010 compared to 16.7% in 2009, primarily due to the factors described above.

Legal fees were $2,081,000 for the year ended December 31, 2010 compared to $1,838,000 for the year ended December 31, 2009. The legal fees in each year were incurred primarily in connection with the News America litigation described elsewhere herein. Management expects the amount of legal fees and expenses that will be incurred in connection with the lawsuit against News America will be significant throughout the first quarter of 2011in connection with trial preparation, commencement of the trial and settlement activities.

Insurance Settlement Proceeds. The Company received a payment of $1,387,000 in the first quarter of 2009 from an insurer as part of a settlement of the Company’s claim that the insurer owed the Company defense costs for claims asserted against the Company and one of its officers in the News America litigation.

Other Income (Expense). Other income (net) for the year ended December 31, 2010 was $17,000 compared to other income (net) of $86,000 for the year ended December 31, 2009. Included in other income (net) was interest income of $39,000 for the year ended December 31, 2010 compared to interest income of $127,000 for the year ended December 31, 2009. Interest income for the 2010 year was lower due to significantly lower interest rates which more than offset the effect of higher average cash, cash equivalent and short-term investment balances in 2010. Lower interest expense of $22,000 for the year ended December 31, 2010 versus $40,000 for the year ended December 31, 2009 was due to scheduled principal payments made in 2009 to reduce amounts owed to a retailer.

Income Taxes. During the year ended December 31, 2010 the Company recorded a $7,913,000 net release of the valuation allowance. The release is due to the expectation of future taxable income as a result of the News America Marketing lawsuit settlement on February 9, 2011. In light of the settlement the Company believes it is more likely than not that these deferred tax assets will be realized in 2011. The Company recorded income tax expense of $115,000 for the year ended December 31, 2009, related to alternative minimum tax liability.

Net Income. The net income for the year ended December 31, 2010 was $7,626,000 compared to $3,716,000 for the year ended December 31, 2009.

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

Marketing. Marketing expenses for the year ended December 31, 2009 decreased 3.9% to $1,540,000 compared to $1,602,000 for the year ended December 31, 2008, primarily due to decreased data acquisition expense. Marketing expenses as a percentage of total net sales increased to 5.4% in 2009 compared to 5.1% in 2008, primarily due to the factors described combined with the effect of decreased sales in 2009.

General and Administrative. General and administrative expenses for the year ended December 31, 2009 decreased 31.9% to $4,811,000 compared to $7,060,000 for the year ended December 31, 2008, primarily due to decreased legal costs related to the News America litigation and decreased facility related expenses which were partially offset by additional staff expenses. General and administrative expenses as a percentage of total net sales decreased to 16.7% in 2009 compared to 22.5% in 2008, primarily due to the factors described above in relation to decreased sales.

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

Income Taxes. The Company recorded income tax expense for the year ended December 31, 2009 of $115,000 compared to $2,138,000 for the year ended December 31, 2008. The Company continued to carry a full valuation allowance against its net deferred tax asset at December 31, 2009, and had therefore recorded income tax expense of $115,000 for 2009 which was related to alternative minimum taxes. The Company recorded income tax expense for the year ended December 31, 2008, of $2,138,000 as a result of increasing the valuation allowance against the deferred tax assets by $1,930,000, recording expense of $201,000 from changes in the deferred tax assets and recognizing $7,000 of current income tax expense related to state tax liabilities.

Net Income (Loss). The net income for the year ended December 31, 2009 was $3,716,000 compared to a net loss of $(2,257,000) for the year ended December 31, 2008.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At December 31, 2010, working capital was $12,505,000 compared to $10,716,000 at December 31, 2009. During the year ended December 31, 2010, cash, cash equivalents, and short-term investments increased by $499,000 from $13,197,000 at December 31, 2009 to $13,696,000 at December 31, 2010.

Net cash provided by operating activities during the year ended December 31, 2010, was $839,000. Net income of $7,626,000 minus net non-cash income of $5,682,000 totaling $1,944,000 for the year ended December 31, 2010, more than offset changes in operating assets and liabilities which used cash of $1,105,000. The net non-cash income of $5,682,000 consisted of stock-based compensation expense and depreciation which was more than offset by an income tax benefit. The most significant component of the $1,105,000 change in operating assets and liabilities was deferred revenue. Deferred revenue decreased by $971,000 primarily due to programs which had been invoiced on December 31, 2009 and which executed in 2010. The Company expects accounts receivable, accounts payable, accrued liabilities and deferred revenue to fluctuate during future periods depending on the level of POPSign revenues and related business activity as well as billing arrangements with customers and payment terms with retailers.

Net cash of $3,513,000 was provided by investing activities during the year ended December 31, 2010, due to short-term investment activity which was partially offset by purchases of property and equipment. Purchases of short-term investments of $3,800,000 and proceeds of $7,700,000 during the year consisted entirely of purchases and redemptions of twenty-six week certificates of deposit. Net purchases of property and equipment totaled $387,000 during the year ended December 31, 2010, and consisted of information technology equipment, software and digital printing equipment as well as leasehold modifications. The Company expects to make capital expenditures of approximately $2,078,000 in 2011 consisting primarily of additional printing technologies and information technology equipment.

Net cash of $47,000 was provided by financing activities during the year ended December 31, 2010. Proceeds (net) of $735,000 resulting from the issuance of common stock from the employee stock purchase plan and the employee stock option plans were partially offset by the repurchase of common stock of $469,000 (net) pursuant to a plan adopted on February 23, 2010, and the payment of $219,000 of principal on long-term liabilities.

On February 9, 2011, the Company entered into a settlement agreement in its lawsuit against News America. As part of the settlement agreement News America paid the Company $125,000,000 less $4,000,000 related to a ten year business arrangement. Litigation counsel for the Company received a contingent fee payment of $31,250,000 which resulted in a net cash payment to the Company of $89,750,000. After performance bonus plan payments of $3,987,500 and estimated federal and state income taxes of $27,762,500 (utilizing the Company’s net operating loss carry forwards), net settlement proceeds are approximately $58,000,000.

The Board of Directors on February 22, 2011 approved a series of actions. First, the Board of Directors authorized a special $2.00 per common share dividend which will result in an estimated payment of $35,000,000. Second, the Board approved a Performance Bonus Plan, providing for the payment of $3,987,500 to certain employees of the Company. Third, the Board authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion.

The Company believes that based upon current business conditions, its existing cash balance (including proceeds from the settlement) and future cash from operations will be sufficient for its cash requirements in the foreseeable future. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables Topic 310 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning on or after December 15, 2010. The Company adopted the amended guidance and it did not have a significant impact on the Company’s financial statements.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2010:

Payments due by Period

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Operating leases, excluding operating costs	$2,452,000	$455,000	$939,000	$976,000	$82,000
Payments to retailers*	1,288,000	624,000	569,000	95,000	—
Purchase commitments	395,000	336,000	59,000	—	—

Total contractual obligations	$4,135,000	$1,415,000	$1,567,000	$1,071,000	$82,000

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

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Insignia Systems, Inc.

          We have audited the accompanying balance sheets of Insignia Systems, Inc. (a Minnesota corporation) (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insignia Systems, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011, expressed an unqualified opinion.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Insignia Systems, Inc.

          We have audited Insignia Systems, Inc. (a Minnesota corporation) (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, Insignia Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Insignia Systems, Inc. as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 16, 2011, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

March 16, 2011

Insignia Systems, Inc.
BALANCE SHEETS

As of December 31	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$13,196,000	$8,797,000
Short-term investments	500,000	4,400,000
Accounts receivable, net	3,227,000	2,890,000
Inventories	414,000	389,000
Deferred tax assets, net	151,000	—
Prepaid expenses and other	360,000	394,000
Total Current Assets	17,848,000	16,870,000

Other Assets:
Property and equipment, net	975,000	927,000
Non-current deferred tax assets, net	6,581,000	—
Other	227,000	42,000

Total Assets	$25,631,000	$17,839,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term liabilities	$—	$219,000
Accounts payable	2,335,000	2,253,000
Accrued liabilities
Retailer payments	1,119,000	1,022,000
Compensation	809,000	778,000
Legal	376,000	257,000
Employee stock purchase plan	170,000	131,000
Other	400,000	389,000
Deferred revenue	134,000	1,105,000
Total Current Liabilities	5,343,000	6,154,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 15,847,000 in 2010 and 15,181,000 in 2009	159,000	152,000
Additional paid-in capital	33,548,000	32,578,000
Accumulated deficit	(13,419,000)	(21,045,000)
Total Shareholders’ Equity	20,288,000	11,685,000

Total Liabilities and Shareholders’ Equity	$25,631,000	$17,839,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS

Year Ended December 31	2010	2009	2008
Services revenues	$27,231,000	$26,666,000	$28,931,000
Products revenues	2,776,000	2,104,000	2,475,000
Total Net Sales	30,007,000	28,770,000	31,406,000

Cost of services	12,983,000	12,014,000	12,929,000
Cost of goods sold	1,853,000	1,415,000	1,593,000
Total Cost of Sales	14,836,000	13,429,000	14,522,000
Gross Profit	15,171,000	15,341,000	16,884,000

Operating Expenses:
Selling	7,082,000	6,632,000	8,521,000
Marketing	1,635,000	1,540,000	1,602,000
General and administrative	5,549,000	4,811,000	7,060,000
Insurance settlement proceeds	—	(1,387,000)	—
Total Operating Expenses	14,266,000	11,596,000	17,183,000
Operating Income (Loss)	905,000	3,745,000	(299,000)

Other Income (Expense):
Interest income	39,000	127,000	234,000
Interest expense	(22,000)	(40,000)	(57,000)
Other income (expense), net	—	(1,000)	3,000
Total Other Income	17,000	86,000	180,000
Income (Loss) Before Taxes	922,000	3,831,000	(119,000)
Income tax benefit (expense)	6,704,000	(115,000)	(2,138,000)
Net Income (Loss)	$7,626,000	$3,716,000	$(2,257,000)

Net income (loss) per share:
Basic	$0.49	$0.25	$(0.15)
Diluted	$0.45	$0.23	$(0.15)

Shares used in calculation of net income (loss) per share:
Basic	15,589,000	15,139,000	15,484,000
Diluted	16,925,000	15,846,000	15,484,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-In Capital
	Common Stock			Accumulated Deficit
	Shares	Amount			Total

Balance at January 1, 2008	15,550,000	$156,000	$32,025,000	$(22,504,000)	$9,677,000
Issuance of common stock, net	44,000	—	98,000	—	98,000
Repurchase of common stock, net	(525,000)	(5,000)	(733,000)	—	(738,000)
Value of stock-based compensation	—	—	491,000	—	491,000
Net loss	—	—	—	(2,257,000)	(2,257,000)

Balance at December 31, 2008	15,069,000	151,000	31,881,000	(24,761,000)	7,271,000
Issuance of common stock, net	112,000	1,000	160,000	—	161,000
Value of stock-based compensation	—	—	537,000	—	537,000
Net income	—	—	—	3,716,000	3,716,000

Balance at December 31, 2009	15,181,000	152,000	32,578,000	(21,045,000)	11,685,000
Issuance of common stock, net	751,000	8,000	727,000	—	735,000
Repurchase of common stock, net	(85,000)	(1,000)	(468,000)	—	(469,000)
Value of stock-based compensation	—	—	711,000	—	711,000
Net income	—	—	—	7,626,000	7,626,000

Balance at December 31, 2010	15,847,000	$159,000	$33,548,000	$(13,419,000)	$20,288,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS

Year Ended December 31	2010	2009	2008
Operating Activities:
Net income (loss)	$7,626,000	$3,716,000	$(2,257,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	339,000	405,000	370,000
Deferred income tax expense (benefit)	(6,732,000)	—	2,131,000
Stock-based compensation	711,000	537,000	491,000
Changes in operating assets and liabilities:
Accounts receivable	(337,000)	(123,000)	(612,000)
Inventories	(25,000)	53,000	(45,000)
Prepaid expenses and other	(151,000)	(158,000)	611,000
Accounts payable	82,000	(496,000)	1,401,000
Accrued liabilities	297,000	(1,417,000)	2,672,000
Deferred revenue	(971,000)	(53,000)	853,000
Net cash provided by operating activities	839,000	2,464,000	5,615,000

Investing Activities:
Purchases of property and equipment	(387,000)	(278,000)	(1,049,000)
Purchases of investments	(3,800,000)	(6,300,000)	—
Proceeds from sale of investments	7,700,000	1,900,000	—
Net cash provided by (used in) investing activities	3,513,000	(4,678,000)	(1,049,000)

Financing Activities:
Payment of long-term liabilities	(219,000)	(202,000)	(267,000)
Proceeds from issuance of common stock, net	735,000	161,000	98,000
Repurchase of common stock, net	(469,000)	—	(738,000)
Net cash provided by (used in) financing activities	47,000	(41,000)	(907,000)

Increase (decrease) in cash and cash equivalents	4,399,000	(2,255,000)	3,659,000
Cash and cash equivalents at beginning of year	8,797,000	11,052,000	7,393,000
Cash and cash equivalents at end of year	$13,196,000	$8,797,000	$11,052,000

Supplemental disclosures for cash flow information:
Cash paid during the year for interest	$110,000	$72,000	$17,000
Cash paid during the year for income taxes	62,000	67,000	8,000

Non-cash financing activities:
Cashless exercise of options and warrants	$3,363,000	$—	$—

See accompanying notes to financial statements.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents when purchased. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2010, $5,001,000 was invested in an overnight repurchase account and $7,400,000 was invested in certificates of deposit. At December 31, 2009, $2,733,000 was invested in an overnight repurchase account and $6,400,000 was invested in certificates of deposit. The balances in cash accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Amounts held in checking accounts during the years ended December 31, 2010 and 2009, were fully insured under the Federal government’s Temporaty Liquidity Guarantee Program. Amounts held in repurchase accounts during the years ended December 31, 2010 and 2009, were invested in Ginnie Mae mortgage securities which were backed by the full faith and credit guaranty of the United States government. Bank certificates of deposit at December 31, 2010 and 2009, were held at various institutions with amounts at each institution at or below the $250,000 insured limit of the Federal Deposit Insurance Corporation.

Short-Term Investments. Short-term investments consist of short-term bank certificates of deposit with original maturities of between three and twelve months. These short-term investments are classified as held to maturity and are valued at cost which approximates fair value. Bank certificates of deposit at December 31, 2010, were held at various institutions with amounts at each institution at or below the $250,000 insured limit of the Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments. The financial statements include the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. The financial instruments approximate fair value because of the short-term nature of these instruments.

The fair value of our bank certificates of deposit are deposits with original maturities of between three and twelve months and are valued based on our cost which approximates fair value.

Accounts Receivable. The majority of the Company’s accounts receivable is due from companies in the consumer packaged goods industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2010	2009
Beginning balance	$8,000	$7,000
Bad debt provision	—	9,000
Accounts written-off	—	(8,000)

Ending balance	$8,000	$8,000

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and roll stock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

December 31	2010	2009
Raw materials	$132,000	$57,000
Work-in-process	25,000	52,000
Finished goods	257,000	280,000
	$414,000	$389,000

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

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair market value. There were no impairments during the years ended December 31, 2010, 2009 and 2008.

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

Advertising Costs. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $3,000, $11,000 and $11,000 during the years ended December 31, 2010, 2009 and 2008.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share gives effect to all diluted potential common shares outstanding during the year. Options and warrants to purchase approximately 551,000, 1,852,000 and 2,186,000 shares of common stock with weighted average exercise prices of $7.44, $4.53 and $4.89 were outstanding at December 31, 2010, 2009 and 2008 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the reporting periods.

For the year ended December 31, 2008, the effect of options and warrants was anti-dilutive due to the net loss incurred during the period. Had net income been achieved, approximately 381,000 of common stock equivalents would have been included in the computation of diluted net income per share for the year ended December 31, 2008.

Weighted average common share outstanding for the years ended December 31, 2010, 2009 and 2008 were as follows:

Year ended December 31	2010	2009	2008
Denominator for basic net income (loss) per share - weighted average shares	15,589,000	15,139,000	15,484,000

Effect of dilutive securities:
Stock options and warrants	1,336,000	707,000	—
Denominator for diluted net income (loss) per share - adjusted weighted average shares	16,925,000	15,846,000	15,484,000

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables Topic 310 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning on or after December 15, 2010. The Company adopted the amended guidance and it did not have a significant impact on the Company’s financial statements.

2.	Property and Equipment. Property and equipment consists of the following at December 31:

	2010	2009
Property and Equipment:
Production tooling, machinery and equipment	$2,344,000	$2,226,000
Office furniture and fixtures	258,000	255,000
Computer equipment and software	936,000	758,000
Web site	38,000	38,000
Leasehold improvements	351,000	322,000
	3,927,000	3,599,000
Accumulated depreciation and amortization	(2,952,000)	(2,672,000)
Net Property and Equipment	$975,000	$927,000

3.

Long-Term Liabilities. In prior periods, the Company reached an agreement with a retailer for the deferred payment of certain obligations on an interest-free basis. These obligations are recorded as long-term liabilities with an imputed annual interest rate of 10.0%.

December 31	2010	2009
Uncollateralized liabilility, due December 31, 2010	$—	$219,000
Less current maturities	—	(219,000)

	$—	$—

4.	Commitments and Contingencies.

Operating Leases. The Company conducts its operations in a leased facility. In October 2007 the Company entered into agreements to terminate its previous facility lease and sublease effective July 31, 2008. On March 27, 2008, the Company entered into an operating lease for its current facility which is in effect from August 2008 through February 2016. The Company also leased equipment under operating lease agreements effective through September 2009. Rent expense under all of these leases, net of sub-lease rental income, was approximately $446,000, $451,000 and $546,000 for the years ended December 31, 2010, 2009 and 2008.

Minimum future lease obligations under these leases, excluding operating costs, are approximately as follows for the years ending December 31:

2011	$455,000
2012	465,000
2013	474,000
2014	484,000
2015	492,000
Thereafter	82,000

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for fixed or store-based payments rather than sign placement-based payments. During the years ended December 31, 2010, 2009 and 2008, the Company incurred $3,324,000, $3,017,000 and $4,935,000 of costs related to fixed and store-based payments. The amounts were recorded in Cost of Services in the Statements of Operations.

Aggregate commitment amounts under agreements with retailers are approximately as follows for the years ending December 31:

2011	$624,000
2012	383,000
2013	186,000
2014	95,000

On an ongoing basis the Company negotiates renewals of various retailer agreements. Upon the completion of future contract renewals, the annual commitment amounts for 2011 and thereafter could be in excess of the amounts above.

Legal. On September 23, 2004, the Company brought suit against News America Marketing In-Store, LLC (News America) and Albertson’s Inc. (Albertson’s) in Federal District Court in Minneapolis, Minnesota, for violations of federal and state antitrust and false advertising laws, alleging that News America has acquired and maintained monopoly power through various wrongful acts designed to harm the Company in the in-store advertising and promotion products and services market. The suit sought injunctive relief sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company. On September 20, 2006, the State of Minnesota through its Attorney General intervened as a co-plaintiff in the business disparagement portion of the case. In December 2006, News America filed counterclaims in the case that included claims of alleged interference with contracts and alleged libel and slander against Insignia and one of its officers. On February 4, 2008, the Court approved a consent decree entered into by News America and the State of Minnesota under which News America agreed to not violate Minnesota’s statutes prohibiting commercial disparagement. On July 29, 2008, the Company and Albertson’s entered into a settlement agreement and mutual release, in which they each agreed to release all claims against the other, and the Company agreed to dismiss its lawsuit against Albertson’s.

On February 7, 2011, trial in the Company’s lawsuit against News America commenced in U.S. District Court for the District of Minnesota. On February 9, 2011, the Company and News America entered into a Settlement Agreement to settle the lawsuit. Pursuant to the Settlement Agreement, News America paid the Company $125,000,000, and the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. As of the date of this filing, the definitive agreement for the 10-year arrangement was still being negotiated, and had not yet been signed. If the parties cannot reach agreement, the Magistrate Judge of the U.S. District Court, District of Minnesota, will resolve any remaining issues. The Settlement Agreement included the dismissal with prejudice of the Company’s lawsuit against News America.

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

During the year ended December 31, 2010, the Company incurred legal fees of $1,851,000 related to the News America litigation. Management expects the amount of legal fees and expenses that will be incurred in connection with the ongoing lawsuit against News America will be significant throughout the first quarter of 2011 as trial preparation continued, the trial began and as activities related to the settlement occurred. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

5.	Shareholders’ Equity.

Warrants. On July 2, 2007, the Company issued a warrant to purchase 800,000 shares of the Company’s common stock to Valassis Sales and Marketing Services, Inc. (“Valassis”) at a price of $4.04 for a term of five years. The warrant was issued for services to develop and expand the Company’s participating retailer network in conjunction with Amendment No. 2 to the Exclusive Reseller Agreement which defines the terms of the strategic sales alliance between the Company and Valassis. The Company recorded $1,521,000 of expense related to the fair value of the warrant. The Black-Scholes option-pricing model was used to estimate the fair value of the warrant using an expected life of 5 years, volatility of 40%, a dividend yield of 0% and a risk-free interest rate of 4.9%. On September 1, 2010, the entire warrant was exercised using the cashless exercise alternative provided for in the warrant and 281,511 shares were issued to Valassis.

Stock-Based Compensation. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

The following table summarizes the stock-based compensation expense which was recognized in the Statements of Operations for the years ended December 31, 2010, 2009 and 2008:

Year ended December 31	2010	2009	2008
Cost of sales	$131,000	$103,000	$86,000
Selling	180,000	120,000	95,000
Marketing	88,000	63,000	65,000
General and administrative	312,000	251,000	245,000
	$711,000	$537,000	$491,000

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2010	2009	2008
Stock Options:
Expected life (years)	3.54	3.57	3.38
Expected volatility	55%	77%	75%
Dividend yield	0%	0%	0%
Risk-free interest rate	1.28%	1.31%	2.67%

	2010	2009	2008
Stock Purchase Plan Options:
Expected life (years)	1.0	1.0	1.0
Expected volatility	55%	90%	60%
Dividend yield	0%	0%	0%
Risk-free interest rate	0.45%	0.40%	3.17%

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

As of December 31, 2010, there was $519,000 of total unrecognized compensation costs related to the outstanding stock options which is expected to be recognized over a weighted average period of 1.1 years.

Stock Options. Prior to 2003 the Company had a stock option plan (the “1990 Plan”) for its employees and directors under which substantially all of the shares reserved for issuance had been issued. During May 2003, the Company’s shareholders approved the 2003 Incentive Stock Option Plan (the “2003 Plan”) and through December 31, 2010, a total 2,875,000 shares of common stock have been reserved for issuance. The 2003 Plan replaced the 1990 Plan. Options granted under the 1990 Plan will remain in effect until they are exercised or expire according to their terms. All current option grants are made under the 2003 Plan.

Under the terms of the stock option plans, the Company grants incentive or non-qualified stock options to employees and directors generally at an exercise price at or above 100% of fair market value at the close of business on the date of grant. The stock options expire five or ten years after the date of grant and generally vest over three years.

The following table summarizes activity under the option plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2008	35,068	2,254,214	$3.73
Reserved	500,000	—
Granted	(321,000)	321,000	1.93
Exercised	—	(4,367)	1.24	$3,000
Cancelled - 2003 Plan	49,936	(49,936)	2.47
Cancelled - 1990 Plan	—	(23,200)	6.10

Balance at December 31, 2008	264,004	2,497,711	3.50
Reserved	250,000	—
Granted	(353,500)	353,500	2.88
Exercised	—	(51,866)	2.36	103,000
Cancelled - 2003 Plan	1,101	(1,101)	3.88
Cancelled - 1990 Plan	—	(150,000)	8.35

Balance at December 31, 2009	161,605	2,648,244	3.17
Reserved	250,000	—
Granted	(334,500)	334,500	5.49
Exercised	—	(350,250)	2.21	1,155,000
Cancelled - 2003 Plan	12,700	(12,700)	5.48
Cancelled - 1990 Plan	—	(21,870)	6.95

Balance at December 31, 2010	89,805	2,597,924

          The number of options exercisable under the option plans were:

The number of options exercisable under the option plans were:
December 31, 2008	1,751,837
December 31, 2009	1,988,202
December 31, 2010	1,994,945

The following table summarizes information about the stock options outstanding at December 31, 2010:

			Options Outstanding			Options Exercisable
Ranges of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.58	–	$0.84	40,200	4.85 years	$0.64	40,200	$0.64
0.85	–	1.20	579,879	5.01 years	1.11	579,879	1.11
1.21	–	1.92	400,834	6.11 years	1.71	310,504	1.64
1.93	–	2.80	367,013	7.80 years	2.71	173,030	2.61
2.81	–	3.79	473,099	6.49 years	3.74	459,766	3.74
3.80	–	4.97	5,600	8.69 years	4.68	2,267	4.70
4.98	–	7.44	421,599	7.70 years	5.59	119,599	5.83
7.45	–	11.36	309,700	1.10 years	8.83	309,700	8.83
$0.58	–	$11.36	2,597,924	5.82 years	$3.55	1,994,945	$3.40

Options outstanding under the Option Plans expire at various dates during the period May 2011 through May 2020. Options outstanding at December 31, 2010 had a weighted average remaining life of 5.82 years and an aggregate intrinsic value of $8,525,000. Options exercisable at December 31, 2010 had a weighted average remaining life of 4.93 years and an aggregate intrinsic value of $7,008,000. The weighted average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008, were $2.23, $1.55 and $1.01.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “Plan”) that enables employees to contribute up to 10% of their base compensation toward the purchase of the Company’s common stock at 85% of market value. During the years ended December 31, 2010, 2009 and 2008, employees purchased 143,493, 59,634 and 39,914 shares under the Plan. At December 31, 2010, 202,536 shares are reserved for future employee purchases of common stock under the Plan. For the years ended December 31, 2010, 2009 and 2008, the Company recognized $80,000, $77,000 and $67,000 of stock-based compensation expense related to the Plan.

Stock Repurchase Plan. On February 23, 2010, the Board of Directors authorized the repurchase of up to $2,000,000 of the Company’s common stock on or before January 31, 2011. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. At December 31, 2010, 85,000 shares had been repurchased.

On February 22, 2011, the Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion.

6.	Income Taxes. The (provision) benefit for income taxes consists of the following:

Year Ended December 31	2010	2009	2008
Current taxes - Federal	$—	$(86,000)	$—
Current taxes - State	(28,000)	(29,000)	(7,000)
Deferred taxes - Federal	(1,086,000)	(645,000)	(185,000)
Deferred taxes - State	(95,000)	(56,000)	(16,000)
(Expense) benefit from adjustment of valuation allowance	7,913,000	701,000	(1,930,000)

(Provision) benefit for income taxes	$6,704,000	$(115,000)	$(2,138,000)

Significant components of the deferred taxes are as follows:

As of December 31	2010	2009

Current Deferred Tax Assets:
Accrued expenses	$119,000	$189,000
Inventory reserve	29,000	25,000
Other	3,000	3,000
Current deferred tax assets before valuation allowance	151,000	217,000
Less valuation allowance	—	(217,000)

Current deferred tax assets	$151,000	$—

Long-Term Deferred Tax Assets:
Net operating loss carryforwards	$6,291,000	$6,848,000
Warrant expense	—	563,000
Depreciation	55,000	64,000
Stock options	107,000	93,000
Alternative minimum tax credits	125,000	125,000
Other	3,000	3,000
Long-term deferred tax assets before valuation allowance	6,581,000	7,696,000
Less valuation allowance	—	(7,696,000)

Long-term deferred tax assets	$6,581,000	$—

At December 31, 2010, the Company had net operating loss carryforwards of approximately $18,616,000, which are available to offset future taxable income. The Company has determined that these carryforwards are not currently subject to the limitations of Internal Revenue Code Section 382 which provides limitations on the availability of net operating losses to offset current taxable income if an ownership change has occurred. These carryforwards will begin expiring in 2018.

At December 31, 2010, the Company had indefinite-lived alternative minimum tax credit carryforwards of $125,000.

During the year ended December 31, 2010 the Company recorded a $7,913,000 net release of the valuation allowance. The release was due to the expectation of future taxable income as a result of the News America Marketing lawsuit settlement on February 9, 2011.During the year ended December 31, 2009, the Company recorded a $701,000 net release of the valuation allowance related to the utilization of loss carryforwards and determined that it was still more likely than not that none of the remaining deferred tax assets would be realized. During the year ended December 31, 2008, the Company recorded a $1,930,000 net increase to the valuation allowance due to changes in the Company’s expectations regarding its ability to realize certain deferred tax assets, which resulted from a determination that it was more likely than not that none of the deferred tax assets would be realized. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company’s recent performance.

The tax benefit related to the full release of the valuation allowance against deferred tax assets for the year ended December 31, 2010 was $6,704,000. The tax benefit of the remaining deferred tax assets will be recognized in the future. Included as part of the Company’s net operating loss carryforwards are approximately $2,700,000 in tax deductions that resulted from the exercise of stock options. When these loss carryforwards are realized the corresponding changes in the valuation allowance will be recorded as additional paid-in capital.

The actual tax expense attributable to income from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the net income (loss) as follows:

Year Ended December 31	2010	2009	2008
Federal statutory rate	34.0%	34.0%	(34.0)%

Change in valuation allowance	(688.5)	(35.3)	1,618.3
Stock options	(18.8)	3.0	116.5
State taxes	(48.9)	0.5	79.9
Meals and entertainment	3.6	0.8	21.0
Other	(8.6)	—	—

Effective federal income tax rate	(727.2)%	3.0%	1,801.7%

The Company has determined that no liability is required to be recognized for uncertain tax positions taken in tax returns. The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service are 2007 through 2010. With limited exceptions, tax years prior to 2007 are no longer open in major state and local tax jurisdictions.

7.

Employee Benefit Plans. The Company sponsors a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. During the years ended December 31, 2010, 2009 and 2008 the Company made a matching contribution of $84,000, $77,000 and $71,000, respectively.

8.	Concentrations.

Major Customers. During the year ended December 31, 2010 three customers accounted for 20%, 19% and 15% of the Company’s total net sales. At December 31, 2010, these three customers represented 11%, 26%, and 6% of the Company’s total accounts receivable. During the year ended December 31, 2009, two customers each accounted for 20% of the Company’s total net sales. At December 31, 2009, these two customers represented 25% and 15% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

Export Sales. Export sales accounted for less than 1% of total net sales during the years ended December 31, 2010, 2009 and 2008.

9.	Quarterly Financial Data. (Unaudited)
Quarterly data for the years ended December 31, 2010 and 2009 was as follows:

Year Ended December 31, 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$5,883,000	$8,326,000	$8,517,000	$7,281,000
Gross profit	2,930,000	4,345,000	4,475,000	3,421,000
Net income (loss)	(435,000)	654,000	932,000	6,475,000
Net income (loss) per share:
Basic	$(0.03)	$0.04	$0.06	$0.41
Diluted	$(0.03)	$0.04	$0.05	$0.38

Year Ended December 31, 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$6,186,000	$5,773,000	$7,944,000	$8,867,000
Gross profit	3,223,000	3,025,000	4,132,000	4,961,000
Net income	1,317,000	110,000	986,000	1,303,000
Net income per share:
Basic	$0.09	$0.01	$0.07	$0.09
Diluted	$0.09	$0.01	$0.06	$0.08

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2010 were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2010.

Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2010. The attestation report of Grant Thornton LLP, on our internal control over financial reporting as of December 31, 2010 is included in Part II, Item 8 under Reports of Independent Registered Public Accounting Firm and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information

None.

PART III.

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by Item 10 concerning the directors and executive officers of the Company and corporate governance is incorporated herein by reference to the Company’s proxy statement for its 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 11.     Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement for its 2011 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the Company’s proxy statement for its 2011 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 13.     Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the Company’s proxy statement for its 2011 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 14.     Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the Company’s proxy statement for its 2011 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV.

Item 15.     Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Financial Statements

(a)	Exhibits

Exhibit Number	Description	Incorporation By Reference To

3.1	Articles of Incorporation of Registrant, as amended to date	Exhibit 3.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

3.2	Bylaws, as amended to date	Exhibit 3.1 of the Registrant’s Form 8-K filed February 23, 2007

4.1	Specimen Common Stock Certificate of Registrant	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

10.1	The Company’s 1990 Stock Plan, as amended	Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

10.2	Employee Stock Purchase Plan, as amended	Exhibit 4.2 of the Registrants Registration Statement on Form S-8, Reg. No. 333-161311

10.3	The Company’s 2003 Incentive Stock Option Plan, as amended	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-168715

10.4	Amended Change in Control Severance Agreement with Scott F. Drill dated May 26, 2010	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010

10.5	Amended Change in Control Severance Agreement with Justin W. Shireman dated May 26, 2010	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010

Exhibit Number	Description	Incorporation By Reference To

10.6	Exclusive Reseller Agreement between Valassis Sales & Marketing Services, Inc. and the Company entered into as of June 12, 2006	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2006 (Confidential treatment has been requested for portions of the Agreement pursuant to Rule 24b-2.)

10.7	Amendment #1 dated December 6, 2006 to the Exclusive Reseller Agreement dated June 12, 2006 between Valassis Sales & Marketing Services, Inc. and the Company	Exhibit 10.1 of the Registrant’s Form 10-K/A for the year ended December 31, 2008 (Confidential treatment has been requested for portions of the Amendment pursuant to Rule 24b-2.)

10.8	Amended Change in Control Severance Agreement with Scott J. Simcox dated May 26, 2010	Exhibit 10.3 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010

10.9	Amended Change in Control Severance Agreement with Alan Jones dated May 26, 2010	Exhibit 10.4 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010

10.10	Amended Change in Control Severance Agreement with A. Thomas Lucas dated May 26, 2010	Exhibit 10.5 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010

10.11	Amendment #2 dated July 2, 2007 to Exclusive Reseller Agreement dated June 12, 2006 between Valassis Sales & Marketing Services, Inc. and the Company	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007 (Confidential treatment has been requested for portions of the Amendment pursuant to Rule 24b-2.)

10.12	Form of Warrant dated July 2, 2007 to purchase shares of common stock issued to Valassis Sales & Marketing Services, Inc. by the Company per Amendment #2 to the Exclusive Reseller Agreement	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007

10.13	Lease Agreement between the Company and the Landlord (Opus Northwest L.L.C.) dated March 27, 2008 (Exhibits Omitted)	Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

10.14	2010 Executive Officer Incentive Bonus Plan	Exhibit 99.1 of the Registrant’s Form 8-K filed June 2, 2010

14	Code of Ethics	Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Scott F. Drill
Scott F. Drill
President and CEO

Dated: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott F. Drill	President, Chief Executive Officer (principal	March 16, 2011
Scott F. Drill	executive officer) Secretary and Director

/s/ Justin W. Shireman	Vice President of Finance, Chief Financial Officer	March 16, 2011
Justin W. Shireman	(principal financial and accounting officer) and Treasurer

/s/ Peter V. Derycz	Director	March 16, 2011
Peter V. Derycz

/s/ Donald J. Kramer	Director	March 16, 2011
Donald J. Kramer

/s/ Gordon F. Stofer	Director	March 16, 2011
Gordon F. Stofer

The above persons are a majority of the Directors.