Form 10-Q
period 2011-03-31
INSIGNIA SYSTEMS INC/MN
filed 2011-05-10
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2011

or

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

Yes ☐      No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of May 4, 2011, was 15,667,717.

Insignia Systems, Inc.

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

Insignia Systems, Inc.
BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$90,240,000	$13,196,000
Short-term investments	—	500,000
Accounts receivable, net	2,822,000	3,227,000
Inventories	433,000	414,000
Deferred tax assets, net	151,000	151,000
Prepaid expenses and other	658,000	360,000
Total Current Assets	94,304,000	17,848,000

Other Assets:
Property and equipment, net	928,000	975,000
Non-current deferred tax assets, net	166,000	6,581,000
Other	3,875,000	227,000

Total Assets	$99,273,000	$25,631,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	2,152,000	2,335,000
Dividend payable	31,335,000	—
Income tax payable	25,980,000	—
Accrued liabilities
Compensation	1,407,000	809,000
Legal	167,000	376,000
Employee stock purchase plan	49,000	170,000
Retailer payments	37,000	1,119,000
Other	284,000	400,000
Deferred revenue	159,000	134,000
Total Current Liabilities	61,570,000	5,343,000

Long-Term Liabilities:
Accrued income taxes	400,000	—
Accrued compensation	800,000	—
Total Liabilities	62,770,000	5,343,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 15,793,000 at March 31, 2011 and 15,847,000 at December 31, 2010	158,000	159,000
Additional paid-in capital	27,226,000	33,548,000
Retained earnings (accumulated deficit)	9,119,000	(13,419,000)
Total Shareholders’ Equity	36,503,000	20,288,000

Total Liabilities and Shareholders’ Equity	$99,273,000	$25,631,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2011	2010
Services revenues	$4,374,000	$5,137,000
Products revenues	573,000	746,000
Total Net Sales	4,947,000	5,883,000

Cost of services	2,543,000	2,436,000
Cost of goods sold	368,000	517,000
Total Cost of Sales	2,911,000	2,953,000
Gross Profit	2,036,000	2,930,000

Operating Expenses:
Selling	1,555,000	1,636,000
Marketing	414,000	395,000
General and administrative	2,026,000	1,347,000
Gain from litigation settlement, net	(89,762,000)	—
Total Operating Expenses	(85,767,000)	3,378,000
Operating Income (Loss)	87,803,000	(448,000)

Other Income (Expense):
Interest income	21,000	18,000
Interest expense	—	(5,000)
Total Other Income	21,000	13,000
Income (Loss) Before Taxes	87,824,000	(435,000)
Income tax expense	(33,951,000)	—
Net Income (Loss)	$53,873,000	$(435,000)

Net income (loss) per share:
Basic	$3.37	$(0.03)
Diluted	$3.17	$(0.03)

Shares used in calculation of net income (loss) per share:
Basic	15,990,000	15,381,000
Diluted	16,986,000	15,381,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-In Capital	Retained Earnings (Accumulated) Deficit)	Total
	Common Stock
	Shares	Amount
Three Months Ended March 31, 2011

Balance at December 31, 2010	15,847,000	$159,000	$33,548,000	$(13,419,000)	$20,288,000
Issuance of common stock, net	1,529,000	15,000	3,054,000	—	3,069,000
Repurchase of common stock, net	(1,583,000)	(16,000)	(10,656,000)	—	(10,672,000)
Value of stock-based compensation	—	—	145,000	—	145,000
Windfall tax benefit from share-based compensation	—	—	1,135,000	—	1,135,000
Cash dividends, $2.00 per share	—	—	—	(31,335,000)	(31,335,000)
Net income	—	—	—	53,873,000	53,873,000

Balance at March 31, 2011	15,793,000	$158,000	$27,226,000	$9,119,000	$36,503,000

Three Months Ended March 31, 2010

Balance at December 31, 2009	15,181,000	$152,000	$32,578,000	$(21,045,000)	$11,685,000
Issuance of common stock, net	333,000	3,000	635,000	—	638,000
Repurchase of common stock, net	(75,000)	(1,000)	(411,000)	—	(412,000)
Value of stock-based compensation	—	—	113,000	—	113,000
Net loss	—	—	—	(435,000)	(435,000)

Balance at March 31, 2010	15,439,000	$154,000	$32,915,000	$(21,480,000)	$11,589,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2011	2010
Operating Activities:
Net income (loss)	$53,873,000	$(435,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	88,000	79,000
Deferred income tax expense	6,415,000	—
Windfall tax benefit	1,135,000	—
Stock-based compensation	145,000	113,000
Changes in operating assets and liabilities:
Accounts receivable	405,000	(229,000)
Inventories	(19,000)	(93,000)
Prepaid expenses and other	(3,946,000)	125,000
Accounts payable	(183,000)	(382,000)
Accrued liabilities	(130,000)	(1,223,000)
Income taxes	25,245,000	—
Deferred revenue	25,000	(247,000)
Net cash provided by (used in) operating activities	83,053,000	(2,292,000)

Investing Activities:
Purchases of property and equipment	(41,000)	(198,000)
Purchases of investments	—	(1,300,000)
Proceeds from sale of investments	500,000	1,400,000
Net cash provided by (used in) investing activities	459,000	(98,000)

Financing Activities:
Proceeds from issuance of common stock, net	3,069,000	638,000
Windfall tax benefit	1,135,000	—
Repurchase of common stock, net	(10,672,000)	(412,000)
Net cash provided by (used in) financing activities	(6,468,000)	226,000

Increase (decrease) in cash and cash equivalents	77,044,000	(2,164,000)
Cash and cash equivalents at beginning of period	13,196,000	8,797,000
Cash and cash equivalents at end of period	$90,240,000	$6,633,000

Supplemental disclosures for cash flow information:
Cash paid during period for income taxes	$12,000	$40,000
Dividend payable	31,335,000	—

Non-cash financing activities:
Cashless exercise of options	$800,000	$—

See accompanying notes to financial statements.

Insignia Systems, Inc.

Notes To Financial Statements

(Unaudited)

1.	Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to consumer packaged goods manufacturers (customers) and retailers. The Company has been in business since 1990. The Company’s products and services includes the Insignia POPSign® program, thermal sign card supplies for the Company’s SIGNright and Impulse systems, Stylus software and laser printable cardstock and label supplies. Since 1998, the Company has been focusing on providing in-store services through the Insignia Point-of- Purchase Services (Insignia POPS®) in-store advertising program.

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2011, and its results of operations and cash flows for the three months ended March 31, 2011 and 2010. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Summary of Significant Accounting Policies in the Company’s 2010 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, rollstock and POPSign supplies.  Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	March 31, 2011	December 31, 2010
Raw materials	$93,000	$132,000
Work-in-process	31,000	25,000
Finished goods	309,000	257,000

	$433,000	$414,000

Property and Equipment. Property and equipment consists of the following:

	March 31, 2011	December 31, 2010
Property and Equipment:
Production tooling, machinery and equipment	$2,346,000	$2,344,000
Office furniture and fixtures	258,000	258,000
Computer equipment and software	975,000	936,000
Web site	38,000	38,000
Leasehold improvements	351,000	351,000
	3,968,000	3,927,000
Accumulated depreciation and amortization	(3,040,000)	(2,952,000)
Net Property and Equipment	$928,000	$975,000

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

There were no stock option awards granted during the three months ended March 31, 2011.  The Company used the Black-Scholes option pricing model to estimate the fair value of stock-based rights granted during the three months ended March 31, 2011, under the employee stock purchase plan using the following weighted average assumptions: expected life of 1 year, expected volatility of 30%, dividend yield of 0% and risk-free interest rate of 0.30%. Total stock-based compensation expense recorded for the three months ended March 31, 2011 and 2010, was $145,000 and $113,000, respectively.

Dividend Payable. On February 22, 2011, the Board of Directors approved a special $2.00 per common share dividend totaling $31,335,000. The dividend was accrued at March 31, 2011, and paid on May 2, 2011.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income by the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period. Options and warrants to purchase approximately 315,000 and 438,000 shares of common stock with weighted average exercise prices of $8.80 and $8.01 were outstanding at March 31, 2011 and 2010 and were not included in the computation of common stock equivalents for the three months ended March 31, 2011 and 2010 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.  During the three months ended March 31, 2010, the effect of options and warrants outstanding was anti-dilutive due to the net loss incurred during the period. Had net income been achieved, approximately 1,324,000 of common stock equivalents would have been included in the computation of diluted net income per share.

Weighted average common shares outstanding for the three months ended March 31, 2011 and 2010 were as follows:

Three Months Ended March 31	2011	2010
Denominator for basic net income (loss) per share - weighted average shares	15,990,000	15,381,000

Effect of dilutive securities:
Stock options and warrants	996,000	—

Denominator for diluted net income (loss) per share - weighted average shares	16,986,000	15,381,000

2.	Commitments and Contingencies.

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

During the quarter ended March 31, 2011, the Company incurred legal fees of $32,076,000 in connection with the News America lawsuit. A contingent fee payment of $31,250,000 was made to the Company’s lead trial counsel out of the settlement proceeds. Additional legal fees of $826,000 were incurred in connection with the lawsuit as the Company prepared for trial, worked through settlement discussions, and post settlement activities. Management does not expect significant legal fees and expenses in future periods after post-settlement activities are concluded. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations, except for the contingent fee which was included as a reduction of the gain from the litigation settlement.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

3.

Income Taxes.  For the three months ended March 31, 2011, the provision for income taxes was $33,951,000, or 38.7% of income before income taxes. The loss for the three months ended March 31, 2010, resulted in no provision for income taxes or tax benefit for that period. The provision for income taxes during the three months ended March 31, 2011, is comprised of federal and state taxes. The primary difference between the Company’s March 31, 2011, effective tax rate and the statutory federal rate is state income taxes. The lack of profitability in the first quarter of 2010 and the use of a full valuation allowance against the Company’s deferred tax assets resulted in no provision for taxes or tax benefit for the period.

As of March 31, 2011, the Company had unrecognized tax benefits totaling $400,000 excluding interest which relate to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $400,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to decrease in 2011.

4.

Concentrations.  During the three months ended March 31, 2011, Nestle Co. and Valassis Sales and Marketing Services, Inc. accounted for 29% and 18%, respectively, of the Company’s total net sales. At March 31, 2011, these two customers represented 26% and 12%, respectively, of the Company’s total accounts receivable. During the three months ended March 31, 2010, General Mills, Inc., Valassis Sales and Marketing Services, Inc., and Nestle Co. accounted for 23%, 13% and 13%, respectively, of the Company’s total net sales. At March 31, 2010 these three customers represented 14%, 14% and 15%, respectively, of the Company’s total accounts receivable. Valassis Sales and Marketing Services, Inc. is a reseller of the Company’s POPSign program to consumer packaged goods manufacturers.

Although there are a number of customers that the Company sells to, the loss of a major customer could cause a delay in and possible loss of sales, which would adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

5.

New Accounting Pronouncements.  In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Some of the new disclosures were effective for reporting periods beginning after December 15, 2009, with the remaining new disclosures effective for reporting periods beginning after December 15, 2010. The Company adopted the amended guidance and it did not have a significant impact on the Company’s financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to consumer packaged goods manufacturers (customers) and retailers. The Company’s products and services includes the Insignia POPSign® program, thermal sign card supplies for the Company’s SIGNright and Impulse systems, Stylus software and laser printable cardstock and label supplies.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

Three Months Ended March 31	2011	2010
Net sales	100.0%	100.0%
Cost of Sales	58.8	50.2
Gross Profit	41.2	49.8
Operating expenses:
Selling	31.4	27.8
Marketing	8.4	6.7
General and administrative	41.0	22.9
Gain from litigation settlement, net	(1,814.5)	—
Total operating expenses	(1,733.7)	57.4
Operating income (loss)	1,774.9	(7.6)
Other income	0.4	0.2
Income (loss) before taxes	1,775.3	(7.4)
Income tax expense	(686.3)	—
Net income (loss)	1,089.0%	(7.4)%

Decreased net sales in the first three months of 2011 compared to the first three months of 2010, combined with the effect of fixed costs in the costs of sales, resulted in a decrease in gross profit in the 2011 period. The decrease in gross profit and increased operating expenses in the 2011 period were dramatically offset by the litigation settlement, resulting in significant net income in 2011 as compared to a net loss in the 2010 period. See the non-GAAP financial measures information which follows later in this section for a comparison of the 2011 and 2010 periods non-GAAP net losses.

Three Months ended March 31, 2011, Compared to Three Months Ended March 31, 2010

Net Sales. Net sales for the three months ended March 31, 2011 decreased 15.9% to $4,947,000 compared to $5,883,000 for the three months ended March 31, 2010.

Service revenues from our POPSign programs for the three months ended March 31, 2011 decreased 14.9% to $4,374,000 compared to $5,137,000 for the three months ended March 31, 2010. The decrease was primarily due to a decrease in the average sign price as well as a decrease in the number of POPS signs displayed for customers at stores in the Company’s retail network. The decrease in the number of signs displayed in the 2011 period was primarily related to the expiration of the Kroger retailer contract at the end of 2010.

Product sales for the three months ended March 31, 2011 decreased 23.2% to $573,000 compared to $746,000 for the three months ended March 31, 2010. This was primarily due to lower sales volume of laser printer supplies.

Gross Profit. Gross profit for the three months ended March 31, 2011 decreased 30.5% to $2,036,000 compared to $2,930,000 for the three months ended March 31, 2010. Gross profit as a percentage of total net sales decreased to 41.2% for 2011 compared to 49.8% for 2010.

Gross profit from our POPSign program revenues for the three months ended March 31, 2011 decreased 32.2% to $1,831,000 compared to $2,701,000 for the three months ended March 31, 2010. The decrease was primarily due to decreased sales in 2011 combined with the effect of fixed costs. Gross profit as a percentage of POPSign program revenues decreased to 41.9% for 2011 compared to 52.6% for 2010, primarily due to the effect of fixed costs against decreased revenues.

Gross profit from our product sales for the three months ended March 31, 2011 decreased 10.5% to $205,000 compared to $229,000 for the three months ended March 31, 2010.  The decrease was primarily due to decreased sales. Gross profit as a percentage of product sales increased to 35.8% for 2011 compared to 30.7% for 2010. The decreased laser printer supplies in 2011 were lower margin products which resulted in the higher gross profit percentage in 2011.

Operating Expenses

Selling.  Selling expenses for the three months ended March 31, 2011 decreased 5.0% to $1,555,000 compared to $1,636,000 for the three months ended March 31, 2010, primarily due to decreased sales commissions in 2011 due to decreased sales. Selling expenses as a percentage of total net sales increased to 31.4% in 2011 compared to 27.8% in 2010, primarily due to the effect of decreased sales.

Marketing.  Marketing expenses for the three months ended March 31, 2011 increased 4.8% to $414,000 compared to $395,000 for the three months ended March 31, 2010. Marketing expenses as a percentage of total net sales increased to 8.4% in 2011 compared to 6.7% in 2010, due to the effect of decreased sales.

General and administrative.  General and administrative expenses for the three months ended March 31, 2011 increased 50.4% to $2,026,000 compared to $1,347,000 for the three months ended March 31, 2010.  General and administrative expenses as a percentage of total net sales increased to 41.0% in 2011 compared to 22.9% in 2010, due to increased legal expense in 2011. Legal fees were $989,000 for the three months ended March 31, 2011, compared to $523,000 for the three months ended March 31, 2010. The legal fees in each quarter were incurred primarily in connection with the News America lawsuit described in Note 2 to the financial statements. Management does not expect significant legal fees and expenses in future periods in connection with post-settlement activities.

Gain from litigation settlement.  On February 9, 2011, the Company entered into a Settlement Agreement in its lawsuit against News America. As part of the Settlement Agreement, News America paid the Company $125,000,000.  Netted against this payment was a contingent fee payment of $31,250,000 to the Company’s lead trial counsel as well as performance bonus payments of $3,988,000 to certain employees in connection with the settlement, resulting in a net pre-tax gain of $89,762,000.

Other Income.  Other income for the three months ended March 31, 2011 was $21,000 compared to $13,000 for the three months ended March 31, 2010.  The difference was due to increased interest income in the 2011 period due to higher cash, cash equivalents and short-term investment balances, partially offset by lower interest rates, and a decrease in interest expense in 2011.

Income Taxes.  For the three months ended March 31, 2011, the provision for income taxes was $33,951,000, or 38.7% of income before income taxes. The loss for the three months ended March 31, 2010, resulted in no provision for income taxes or tax benefit for that period. The provision for income taxes during the three months ended March 31, 2011, is comprised of federal and state taxes. The primary difference between the Company’s March 31, 2011, effective tax rate and the statutory federal rate is state income taxes. The lack of profitability in the first quarter of 2010 and the use of a full valuation allowance against the Company’s deferred tax assets resulted in no provision for taxes or tax benefit for the period.

Net Income (Loss).  Our net income for the three months ended March 31, 2011 was $53,873,000 compared to a net loss of $(435,000) for the three months ended March 31, 2010.

Non-GAAP Financial Measures

To supplement the Company’s financial statements presented in accordance with GAAP, the Company has provided certain non-GAAP financial measures of financial performance in prior public announcements. These non-GAAP measures include:

•    net income (loss) before gain from litigation settlement (net of tax), and

•    net income before News America related legal fee expense.

The Company’s reference to these non-GAAP measures should be considered in addition to results prepared under current accounting standards, but are not a substitute for, or superior to, GAAP results.

These non-GAAP measures are provided to enhance investors’ overall understanding of the Company’s current financial performance and ability to generate cash flows. In many cases non-GAAP financial measures are used by analysts and investors to evaluate the Company’s performance. Reconciliation to the nearest GAAP measure can be found in the financial table included below.

Three Months Ended March 31	2011	2010

Net income (loss)	$53,873,000	$(435,000)

Adjustment:
Gain from litigation settlement (net of tax) (see below)	(55,062,000)	—
Non-GAAP net loss before gain from litigation settlement (net of tax)	(1,189,000)	(435,000)

Adjustment:
News America related legal expense	826,000	404,000

Non-GAAP net loss before gain from litigation settlement (net of tax) and News America related legal expense	$(363,000)	$(31,000)

Gain from litigation settlement (net of tax)
Settlement proceeds	$125,000,000
Less contingent attorney’s fees	(31,250,000)
Less bonuses paid to employees	(3,988,000)
	89,762,000
Less settlement related income taxes	(34,700,000)
Gain from litigation settlement (net of tax)	$55,062,000

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At March 31, 2011, working capital was $32,734,000 compared to $12,505,000 at December 31, 2010.  During the three months ended March 31, 2011, cash, cash equivalents and short-term investments increased $76,544,000 from $13,696,000 at December 31, 2010 to $90,240,000 at March 31, 2011.

On February 9, 2011, the Company entered into a settlement agreement in its lawsuit against News America. As part of the settlement agreement, News America paid the Company $125,000,000 less $4,000,000 related to a 10-year business arrangement. Litigation counsel for the Company received a contingent fee payment of $31,250,000 which resulted in net cash to the Company of $89,750,000 after the contingent fee.

On February 22, 2011, the Board of Directors approved a series of actions. First, the Board of Directors authorized a special $2.00 per common share dividend which resulted in a payment to shareholders of $31,335,000 on May 2, 2011. Second, the Board approved a Performance Bonus Plan, providing for the payment of $3,988,000 to certain employees of the Company. Third, the Board authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion.

Net cash provided by operating activities during the three months ended March 31, 2011, was $83,053,000. Net income of $53,873,000, plus non-cash adjustments of $7,783,000 and changes in operating assets and liabilities of $21,397,000 resulted in the $83,053,000 of cash provided by operating activities. The net non-cash adjustments of $7,783,000 consisted of deferred income tax expense, stock-based compensation expense, and depreciation expense. The most significant component of the $21,397,000 change in operating assets and liabilities was income taxes. Income taxes increased by $25,245,000, which excludes the windfall tax benefit of $1,135,000, primarily due to taxable income related to the litigation settlement. This was partially offset by a change in other assets which primarily related to the payment of $4,000,000 in exchange for a 10-year business arrangement. Accrued retailer payments decreased $1,082,000 primarily related to the payment to one of our retailers, and accrued compensation increased $1,398,000 primarily due to the terms of the performance bonus plan related to the News America settlement. The Company expects accounts receivable, accounts payable, accrued liabilities and deferred revenue to fluctuate during future periods depending on the level of POPSign revenues and related business activity as well as billing arrangements with customers and payment terms with retailers.

Net cash of $459,000 was provided by investing activities during the three months ended March 31, 2011. Proceeds from the sale of investments were partially offset by the purchase of property and equipment. Proceeds of $500,000 during the first quarter consisted entirely of redemptions of twenty-six week certificates of deposit. Capital expenditures of $41,000 during the quarter consisted primarily of information technology equipment and software. The Company expects to make capital expenditures of up to $2,000,000 for the remainder of 2011.

Net cash of $6,468,000, which includes the windfall tax benefit of $1,135,000, was used in financing activities during the three months ended March 31, 2011. The repurchase of common stock of $10,672,000, pursuant to a plan adopted on February 22, 2011, was partially offset by $3,069,000 of proceeds from the issuance of common stock from the exercise of employee stock options and the employee stock purchase plan. The stock repurchase plan allows for the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012.

The Company believes that based upon current business conditions, its existing cash balance and future cash from operations will be sufficient for its cash requirements for the remainder of 2011. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2010, included in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2011. We believe our most critical accounting policies and estimates include the following:

•    revenue recognition;

•    allowance for doubtful accounts;

•    accounting for deferred income taxes; and

•    stock-based compensation.

Cautionary Statement Regarding Forward Looking Information

Statements made in this quarterly report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward looking statements.” Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2010, and updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

During the quarter ended March 31, 2011, the Company incurred legal fees of $32,076,000 in connection with the News America lawsuit. A contingent fee payment of $31,250,000 was made to the Company’s lead trial counsel out of the settlement proceeds. Additional legal fees of $826,000 were incurred in connection with the lawsuit as the Company prepared for trial, worked through settlement discussions, and post settlement activities. Management does not expect significant legal fees and expenses in future periods after post-settlement activities are concluded. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations, except for the contingent fee which was included as a reduction of the gain from the litigation settlement.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2010, the Board of Directors authorized the repurchase of up to $2,000,000 of the Company’s common stock on or before January 31, 2011. The plan has now expired.

Our share repurchase program activity for the three months ended March 31, 2011, under the expired plan was:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans Or Programs

January 1-31, 2011	—	$—	—	$—

On February 22, 2011, the Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012, under a new plan. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion.

Our share repurchase program activity for the three months ended March 31, 2011, under the new plan was:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans Or Programs

February 22-28, 2011	—	$—	—	$15,000,000
March 1-31, 2011	1,583,700	$6.6883	1,583,700	$4,407,700

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are included herewith:

10.1	Settlement Agreement and Release with News America Marketing In-Store, LLC, dated February 9, 2011, including exhibits (confidential treatment requested)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2011	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill President and Chief Executive Officer (principal executive officer)

/s/ Justin W. Shireman
Justin W. Shireman Vice President, Finance and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

10.1	Settlement Agreement and Release with News America Marketing In-Store, LLC, dated February 9, 2011, including exhibits (confidential treatment requested)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification