Form 10-Q
period 2011-06-30
INSIGNIA SYSTEMS INC/MN
filed 2011-08-09
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2011

or

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

Yes ☐    No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of August 4, 2011, was 15,319,928.

1

Insignia Systems, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Insignia Systems, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$40,288,000	$13,196,000
Short-term investments	—	500,000
Accounts receivable, net	3,422,000	3,227,000
Inventories	434,000	414,000
Deferred tax assets, net	151,000	151,000
Prepaid expenses and other	724,000	360,000
Total Current Assets	45,019,000	17,848,000

Other Assets:
Property and equipment, net	1,982,000	975,000
Non-current deferred tax assets, net	166,000	5,551,000
Other	4,398,000	227,000

Total Assets	$51,565,000	$24,601,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,475,000	$2,335,000
Income tax payable	12,903,000	—
Accrued liabilities
Compensation	1,355,000	809,000
Legal	97,000	376,000
Employee stock purchase plan	99,000	170,000
Retailer payments	28,000	1,119,000
Other	331,000	400,000
Deferred revenue	350,000	134,000
Total Current Liabilities	16,638,000	5,343,000

Long-Term Liabilities:
Accrued compensation	800,000	—
Accrued income taxes	353,000	—
Total Liabilities	17,791,000	5,343,000

Commitments and Contingencies	—	—

Shareholders' Equity	33,774,000	19,258,000

Total Liabilities and Shareholders' Equity	$51,565,000	$24,601,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Services revenues	$4,446,000	$7,562,000	$8,820,000	$12,699,000
Products revenues	580,000	764,000	1,153,000	1,510,000
Total Net Sales	5,026,000	8,326,000	9,973,000	14,209,000

Cost of services	2,705,000	3,482,000	5,248,000	5,918,000
Cost of goods sold	383,000	499,000	751,000	1,016,000
Total Cost of Sales	3,088,000	3,981,000	5,999,000	6,934,000
Gross Profit	1,938,000	4,345,000	3,974,000	7,275,000

Operating Expenses:
Selling	1,408,000	1,775,000	2,963,000	3,411,000
Marketing	433,000	411,000	847,000	806,000
General and administrative	1,237,000	1,508,000	3,263,000	2,855,000
Gain from litigation settlement, net	—	—	(89,762,000)	—
Total Operating Expenses	3,078,000	3,694,000	(82,689,000)	7,072,000
Operating Income (Loss)	(1,140,000)	651,000	86,663,000	203,000

Other Income (Expense):
Interest income	21,000	8,000	42,000	26,000
Interest expense	—	(5,000)	—	(10,000)
Total Other Income	21,000	3,000	42,000	16,000
Income (Loss) Before Taxes	(1,119,000)	654,000	86,705,000	219,000

Income tax benefit (expense)	444,000	—	(33,507,000)	—
Net Income (Loss)	$(675,000)	$654,000	$53,198,000	$219,000

Net income (loss) per share:
Basic	$(0.04)	$0.04	$3.37	$0.01
Diluted	$(0.04)	$0.04	$3.26	$0.01

Shares used in calculation of net income (loss) per share:
Basic	15,542,000	15,487,000	15,766,000	15,434,000
Diluted	15,542,000	16,924,000	16,341,000	16,815,000

Cash dividends declared per common share:	$0.00	$0.00	$2.00	$0.00

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30	2011	2010
Operating Activities:
Net income	$53,198,000	$219,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	256,000	161,000
Deferred income tax expense	5,385,000	—
Stock-based compensation	372,000	402,000
Changes in operating assets and liabilities:
Accounts receivable	(195,000)	(1,700,000)
Inventories	(20,000)	(14,000)
Prepaid expenses and other	(618,000)	159,000
Accounts payable	(860,000)	92,000
Accrued liabilities	(164,000)	(307,000)
Income tax payable	15,143,000	—
Accrued income taxes	353,000	—
Excess tax benefit	(2,240,000)	—
Deferred revenue	216,000	(525,000)
Net cash provided by (used in) operating activities	70,826,000	(1,513,000)

Investing Activities:
Purchases of property and equipment	(1,180,000)	(275,000)
Acquisition of selling arrangement	(4,000,000)	—
Purchases of investments	—	(2,600,000)
Proceeds from sale of investments	500,000	3,600,000
Net cash provided by (used in) investing activities	(4,680,000)	725,000

Financing Activities:
Proceeds from issuance of common stock, net	3,090,000	714,000
Excess tax benefit	2,240,000	—
Dividends paid	(31,335,000)	—
Repurchase of common stock, net	(13,049,000)	(474,000)
Net cash provided by (used in) financing activities	(39,054,000)	240,000
Increase (decrease) in cash and cash equivalents	27,092,000	(548,000)
Cash and cash equivalents at beginning of period	13,196,000	8,797,000
Cash and cash equivalents at end of period	$40,288,000	$8,249,000

Supplemental disclosures for cash flow information:
Cash paid during periods for income taxes	$12,617,000	$40,000

Non-cash financing activities:
Cashless exercise of options	$800,000	$—

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2011, its results of operations for the three and six months ended June 30, 2011 and 2010, and its cash flows for the six months ended June 30, 2011 and 2010. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The Summary of Significant Accounting Policies in the Company’s 2010 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	June 30, 2011	December 31, 2010
Raw materials	$237,000	$132,000
Work-in-process	8,000	25,000
Finished goods	189,000	257,000
	$434,000	$414,000

Property and Equipment. Property and equipment consists of the following:

	June 30, 2011	December 31, 2010
Property and Equipment:
Production tooling, machinery and equipment	$2,350,000	$2,344,000
Office furniture and fixtures	260,000	258,000
Computer equipment and software	1,036,000	936,000
Web site	38,000	38,000
Leasehold improvements	351,000	351,000
Construction in progress	1,072,000	—
	5,107,000	3,927,000
Accumulated depreciation and amortization	(3,125,000)	(2,952,000)
Net Property and Equipment	$1,982,000	$975,000

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based payments at fair value using the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The Company recognizes stock-based compensation expense on a straight-line method over the requisite service period of the award.

There were 322,000 stock option awards granted during the six months ended June 30, 2011, and the Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 4.3 years, expected volatility of 70%, dividend yield of 0% and risk-free interest rate of 1.81%. The total fair value of stock option awards granted during the six months ended June 30, 2011 and 2010 was approximately $737,000 and $745,000, respectively. The Company estimated the fair value of stock-based rights granted during the six months ended June 30, 2011 under the employee stock purchase plan using the following weighted average assumptions: expected life of 1 year, expected volatility of 30%, dividend yield of 0% and risk-free interest rate of 0.30%. The total fair value of stock-based rights granted under the employee stock purchase plan during the six months ended June 30, 2011 and 2010 was approximately $63,000 and $80,000, respectively. Total stock-based compensation expense recorded for the three and six months ended June 30, 2011, was $227,000 and $372,000, respectively, and for the three and six months ended June 30, 2010 was $289,000 and $402,000, respectively. The total option exercises in the three and six months ended June 30, 2011 were 8,000 and 1,617,000, for which the Company received proceeds of $21,000 and $2,936,000. Total option exercises in the three and six months ended June 30, 2010 were 139,000 and 328,000, for which the Company received proceeds of $76,000 and $614,000.

Dividends Paid. On February 22, 2011, the Board of Directors approved a special $2.00 per common share dividend totaling $31,335,000. The dividend was accrued at March 31, 2011 and paid on May 2, 2011.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of stock options and warrants. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period. During the three months ended June 30, 2010, 1,437,000 stock options and warrants were included in the computation of diluted net income (loss) per share. Due to the net loss incurred during the three months ended June 30, 2011, all stock options were anti-dilutive. Options and warrants to purchase approximately 710,000 and 481,000 shares of common stock with weighted average exercise prices of $6.56 and $7.73 were outstanding at June 30, 2011 and 2010 and were not included in the computation of common stock equivalents for the three months ended June 30, 2011 and 2010 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 512,000 and 459,000 shares of common stock with weighted average exercise prices of $7.25 and $7.87 were outstanding at June 30, 2011 and 2010 and were not included in the computation of common stock equivalents for the six months ended June 30, 2011 and 2010 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Denominator for basic net income per share - weighted average shares	15,542,000	15,487,000	15,766,000	15,434,000

Effect of dilutive securities:
Stock options and warrants	—	1,437,000	575,000	1,381,000

Denominator for diluted net income per share - weighted average shares	15,542,000	16,924,000	16,341,000	16,815,000

2.       Restatement. As announced on August 3, 2011, the Company is restating its financial statements as of and for the year ended December 31, 2010 and the quarter ended March 31, 2011. The restatement for 2010 is expected to decrease the previously reported amounts of deferred tax assets and shareholders’ equity by approximately $1,000,000 as of December 31, 2010, and decrease 2010 net income by the same amount, with a proportionate decrease in earnings per share. The amounts shown in this filing in the Balance Sheet as of December 31, 2010 are adjusted to what the Company currently expects will be the adjusted amounts upon completion of the restatement as of and for the year ended December 31, 2010, but the final amounts could vary from these estimates.

3.       Commitments and Contingencies.

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

On February 7, 2011, trial in the Company’s lawsuit against News America commenced in U.S. District Court for the District of Minnesota. On February 9, 2011, the Company and News America entered into a Settlement Agreement to settle the lawsuit. Pursuant to the Settlement Agreement, News America paid the Company $125,000,000, and the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The Company believes the $4,000,000 represents the fair value of this arrangement and is amortizing this amount on a straight-line basis over the 10-year term of the arrangement. Amortization expense related to this arrangement was $83,000 for each of the three and six months ended June 30, 2011. The Company expects amortization expense of $400,000 per year for the next five years related to this arrangement. The definitive agreement for the 10-year arrangement was approved by the U.S. District Court on June 6, 2011 and signed by both parties. The Settlement Agreement included the dismissal with prejudice of the Company’s lawsuit against News America. Certain issues have arisen in connection with the implementation of the definitive agreement, which the parties are attempting to resolve.

A reconciliation of the settlement proceeds to the gain from litigation settlement recognized in the statement of operations is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Settlement proceeds	$—	$—	$125,000,000	$—
Less contingent attorney's fees	—	—	(31,250,000)	—
Less bonuses paid to employees	—	—	(3,988,000)	—
Gain from litigation settlement, net	$—	$—	$89,762,000	$—

Legal fees of $1,018,000 were incurred in connection with the lawsuit as the Company prepared for trial, worked through settlement discussions, and post-settlement activities. Additionally, during the six months ended June 30, 2011, a contingent fee payment of $31,250,000 was made to the Company’s lead trial counsel out of the settlement proceeds. Management does not expect significant legal fees and expenses in future periods after post-settlement activities are concluded. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations, except for the contingent fee payment which was included as a reduction of the gain from the litigation settlement.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

4.       Income Taxes. As a result of the taxable income generated by the settlement proceeds, $5,385,000 of the deferred tax assets were utilized during the first six months of 2011. For the three months ended June 30, 2011, an income tax benefit was recorded of $444,000, or 39.7% of loss before income taxes. For the six months ended June 30, 2011, the provision for income taxes was $33,507,000, or 38.6% of income before income taxes. The income tax provision (benefit) during the three and six months ended June 30, 2011, is comprised of federal and state taxes. The primary difference between the Company’s June 30, 2011, effective tax rate and the statutory federal rate is due to state income taxes. For the six months ended June 30, 2010, no provision for income taxes or tax benefit was recorded as a full valuation allowance existed on the Company’s deferred tax assets.

As of June 30, 2011, the Company had unrecognized tax benefits totaling $353,000 excluding interest which relate to state nexus issues (included in long-term liabilities). The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $353,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is reviewed quarterly.

5.       Concentrations. During the six months ended June 30, 2011, Nestle Co., Valassis Sales and Marketing Services, Inc., and Hormel Foods Corp., accounted for 31%, 15%, and 10%, respectively, of the Company’s total net sales. At June 30, 2011, these customers accounted for 21%, 11%, and 14%, respectively, of the Company’s total accounts receivable. During the six months ended June 30, 2010, Valassis Sales and Marketing Services, Inc., General Mills, Inc., and Nestle Co. accounted for 20%, 19% and 17%, respectively, of the Company’s total net sales. At June 30, 2010, these customers represented 26%, 13% and 15%, respectively, of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

6.       New Accounting Pronouncements. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under previous U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. This standard became effective for the Company in January 2011 and did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force. This ASU removes tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. This standard became effective for the Company in January 2011 and did not have a material impact on the Company’s results of operations or financial condition.

In December 2009, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements.” This ASU requires new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Several of the new disclosures were effective for reporting periods beginning after December 15, 2009, with the remaining new disclosures effective for reporting periods beginning after December 15, 2010. The Company adopted the amended guidance and it did not have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued ASU 2010-20, Receivables Topic 310 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning on or after December 15, 2010. The Company adopted the amended guidance and it did not have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	61.4	47.8	60.2	48.8
Gross Profit	38.6	52.2	39.8	51.2
Operating expenses:
Selling	28.0	21.3	29.7	24.0
Marketing	8.6	4.9	8.5	5.7
General and administrative	24.6	18.1	32.7	20.1
Gain from litigation settlement, net	—	—	(900.1)	—
Total operating expenses	61.2	44.3	(829.2)	49.8
Operating income (loss)	(22.6)	7.9	869.0	1.4
Other income	0.4	—	0.4	0.1
Income (loss) before taxes	(22.2)	7.9	869.4	1.5
Income tax expense (benefit)	(8.8)	—	336.0	—
Net income (loss)	(13.4)%	7.9%	533.4%	1.5%

Decreased net sales in the first six months of 2011 compared to the first six months of 2010, combined with the effect of fixed costs in the costs of sales, resulted in a decrease in gross profit in the 2011 period. The decrease in gross profit and increased operating expenses in the 2011 period were dramatically offset by the litigation settlement, resulting in significant net income in 2011 as compared to the net income in the 2010 period. See the non-GAAP financial measures information which follows later in this section for a comparison of the 2011 and 2010 periods’ non-GAAP net income (loss).

Three and Six Months ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Net Sales. Net sales for the three months ended June 30, 2011, decreased 39.6% to $5,026,000 compared to $8,326,000 for the three months ended June 30, 2010. Net sales for the six months ended June 30, 2011, decreased 29.8 % to $9,973,000 compared to $14,209,000 for the six months ended June 30, 2010.

Service revenues from our POPSign programs for the three months ended June 30, 2011, decreased 41.2% to $4,446,000 compared to $7,562,000 for the three months ended June 30, 2010. The decrease was primarily due to a decrease of 42.2% in the number of signs placed, which was partially offset by a 3.5% increase in the average sign price. Service revenues from our POPSign programs for the six months ended June 30, 2011, decreased 30.5% to $8,820,000 compared to $12,699,000 for the six months ended June 30, 2010. The decrease in service revenues for the six-month period was due primarily to a 28.1% decrease in the number of signs placed combined with a 3.6% decrease in the average sign price. The decrease in the number of signs displayed in the 2011 periods was primarily related to the expiration of the Kroger retailer contract at the end of 2010. For the three and six months ended June 30, 2010, revenue recognized by advertising in Kroger stores was $2,901,000 and $4,884,000, respectively.

Product sales for the three months ended June 30, 2011, decreased 24.1% to $580,000 compared to $764,000 for the three months ended June 30, 2010. Product sales for the six months ended June 30, 2011, decreased 23.6% to $1,153,000 compared to $1,510,000 for the six months ended June 30, 2010. The decreases in both 2011 periods were primarily due to lower sales of laser printer supplies.

Gross Profit. Gross profit for the three months ended June 30, 2011, decreased 55.4% to $1,938,000 compared to $4,345,000 for the three months ended June 30, 2010. Gross profit for the six months ended June 30, 2011, decreased 45.4% to $3,974,000 compared to $7,275,000 for the six months ended June 30, 2010. Gross profit as a percentage of total net sales decreased to 38.6% for the three months ended June 30, 2011, compared to 52.2% for the three months ended June 30, 2010. Gross profit as a percentage of total net sales decreased to 39.8% for the six months ended June 30, 2011, compared to 51.2% for the six months ended June 30, 2010.

Gross profit from our POPSign program revenues for the three months ended June 30, 2011, decreased 57.3% to $1,741,000 compared to $4,080,000 for the three months ended June 30, 2010. Gross profit from our POPSign program revenues for the six months ended June 30, 2011, decreased 47.3% to $3,572,000 compared to $6,781,000 for the six months ended June 30, 2010. The decreases in both 2011 periods were primarily due to decreased sales. Gross profit as a percentage of POPSign program revenues for the three months ended June 30, 2011, decreased to 39.2% compared to 54.0% for the three months ended June 30, 2010. Gross profit as a percentage of POPSign program revenues for the six months ended June 30, 2011, decreased to 40.5% compared to 53.4% for the six months ended June 30, 2010. The decreases in gross profit as a percentage of POPSign program revenues in both 2011 periods were primarily due to increased retailer costs and the effect of fixed costs on lower sales.

Gross profit from our product sales for the three months ended June 30, 2011, decreased 25.7% to $197,000 compared to $265,000 for the three months ended June 30, 2010. Gross profit from our product sales for the six months ended June 30, 2011, decreased 18.6% to $402,000 compared to $494,000 for the six months ended June 30, 2010. The decreases in both 2011 periods were primarily due to decreased sales. Gross profit as a percentage of product sales was 34.0% for the three months ended June 30, 2011, compared to 34.7% for the three months ended June 30, 2010. The decrease was primarily due to the effect of fixed costs on lower sales partially offset by lower variable costs. Gross profit as a percentage of product sales was 34.9% for the six months ended June 30, 2011, compared to 32.7% for the six months ended June 30, 2010. The increase was primarily due to higher margin sales partially offset by the effect of fixed costs on lower total net sales.

Operating Expenses

Selling. Selling expenses for the three months ended June 30, 2011, decreased 20.7% to $1,408,000 compared to $1,775,000 for the three months ended June 30, 2010. Selling expenses for the six months ended June 30, 2011, decreased 13.1% to $2,963,000 compared to $3,411,000 for the six months ended June 30, 2010. Decreases in the 2011 periods were primarily due to decreased sales commissions related to decreased POPSign program revenues.

Selling expenses as a percentage of total net sales increased to 28.0% for the three months ended June 30, 2011, compared to 21.3% for the three months ended June 30, 2010. Selling expenses as a percentage of total net sales increased to 29.7% for the six months ended June 30, 2011, compared to 24.0% for the six months ended June 30, 2010. The increases in the selling expenses as a percentage of total net sales in the 2011 periods were due to the effect of fixed selling expenses on lower sales.

Marketing. Marketing expenses for the three months ended June 30, 2011, increased 5.4% to $433,000 compared to $411,000 for the three months ended June 30, 2010. Marketing expenses for the six months ended June 30, 2011, increased 5.1% to $847,000 compared to $806,000 for the six months ended June 30, 2010. Increased expenses in the 2011 periods were primarily the result of increased staffing levels and the related employee benefit costs.

Marketing expenses as a percentage of total net sales increased to 8.6% for the three months ended June 30, 2011, compared to 4.9% for the three months ended June 30, 2010. Marketing expenses as a percentage of total net sales increased to 8.5% for the six months ended June 30, 2011, compared to 5.7% for the six months ended June 30, 2010. The increases in marketing expenses as a percentage of total net sales in the 2011 periods were primarily due to the effect of the increased costs discussed above in combination with decreased sales.

General and administrative. General and administrative expenses for the three months ended June 30, 2011, decreased 18.0% to $1,237,000 compared to $1,508,000 for the three months ended June 30, 2010. General and administrative expenses for the six months ended June 30, 2011, increased 14.3% to $3,263,000 compared to $2,855,000 for the six months ended June 30, 2010. The decrease in the second quarter 2011 period was primarily due to decreased legal expense. The increase in the six month 2011 period was primarily due to increased legal expense, staffing levels and travel related expenses.

General and administrative expenses as a percentage of total net sales increased to 24.6% for the three months ended June 30, 2011, compared to 18.1% for the three months ended June 30, 2010. General and administrative expenses as percentage of total net sales increased to 32.7% for the six months ended June 30, 2011, compared to 20.1% for the six months ended June 30, 2010. The increase in the second quarter 2011 period and in the six month 2011 period were primarily due to the increased costs discussed above in relation to decreased sales.

Legal fees and expenses were $305,000 for the three months ended June 30, 2011, compared to $566,000 for the three months ended June 30, 2010. Legal fees and expenses were $1,294,000 for the six months ended June 30, 2011, compared to $1,089,000 for the six months ended June 30, 2010. The legal fees in each quarter were incurred primarily in connection with the News America lawsuit described in Note 3 to the financial statements. Management does not expect significant legal fees and expenses in future periods in connection with post-settlement activities.

Gain from litigation settlement. On February 9, 2011, the Company entered into a Settlement Agreement in its lawsuit against News America. As part of the Settlement Agreement, News America paid the Company $125,000,000, and the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. Netted against this settlement was a contingent fee payment of $31,250,000 to the Company’s lead trial counsel as well as performance bonus payments of $3,988,000 to certain employees in connection with the settlement, resulting in a net pre-tax gain of $89,762,000.

Other Income. Other income for the three months ended June 30, 2011, was $21,000 compared to $3,000 for the three months ended June 30, 2010. Other income for the six months ended June 30, 2011, was $42,000 compared to $16,000 for the six months ended June 30, 2010. Higher other income in the 2011 periods was primarily due to increased interest income in the 2011 periods as a result of higher cash and cash equivalents balances in the 2011 periods, which was partially offset by lower interest rates.

Income Taxes. As a result of the taxable income generated by the settlement proceeds, $5,385,000 of the deferred tax assets were utilized during the first six months of 2011. For the three months ended June 30, 2011, an income tax benefit was recorded of $444,000, or 39.7% of loss before income taxes. For the six months ended June 30, 2011, the provision for income taxes was $33,507,000, or 38.6% of income before income taxes. The income tax provision (benefit) during the three and six months ended June 30, 2011, is comprised of federal and state taxes. The primary difference between the Company’s June 30, 2011, effective tax rate and the statutory federal rate is due to state income taxes. For the six months ended June 30, 2010, no provision for income taxes or tax benefit was recorded as a full valuation allowance existed on the Company’s deferred tax assets.

Net Income (Loss). The net loss for the three months ended June 30, 2011, was $(675,000) compared to a net income of $654,000 for the three months ended June 30, 2010. Net income for the six months ended June 30, 2011, was $53,198,000 compared to $219,000 for the six months ended June 30, 2010.

Non-GAAP Financial Measures

To supplement the Company’s financial statements presented in accordance with accounting principles generally accepted in the United States (GAAP), the Company has provided certain non-GAAP financial measures of financial performance in prior public announcements. These non-GAAP measures include:

•	net income (loss) before gain from litigation settlement (net of tax), and
•	net income (loss) before gain from litigation settlement (net of tax) and News America-related legal expense.

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

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net income (loss)	$(675,000)	$654,000	$53,198,000	$219,000
Adjustment:
Gain from litigation settlement (net of tax) (see below)	—	—	(55,062,000)	—
Non-GAAP net income (loss) before gain from litigation settlement (net of tax)	(675,000)	654,000	(1,864,000)	219,000
Adjustment:
News America related legal expense	192,000	523,000	1,018,000	927,000
Non-GAAP net income (loss) before gain from litigation settlement (net of tax) and News America related legal expense	$(483,000)	$1,177,000	$(846,000)	$1,146,000

Gain from litigation settlement (net of tax):
Settlement proceeds	$—	$—	$125,000,000	$—
Less contingent attorney's fees	—	—	(31,250,000)	—
Less bonuses paid to employees	—	—	(3,988,000)	—
	—	—	89,762,000	—
Less settlement related income taxes	—	—	(34,700,000)	—
Gain from litigation settlement (net of tax)	$—	$—	$55,062,000	$—

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At June 30, 2011, working capital was $28,381,000 compared to $12,505,000 at December 31, 2010. During the six months ended June 30, 2011, cash, cash equivalents and short-term investments increased $26,592,000 from $13,696,000 at December 31, 2010, to $40,288,000 at June 30, 2011.

Net cash provided by operating activities during the six months ended June 30, 2011, was $70,826,000. Net income of $53,198,000, plus non-cash adjustments of $6,013,000 and changes in operating assets and liabilities of $11,615,000 resulted in the $70,826,000 of cash provided by operating activities. The net non-cash adjustments of $6,013,000 consisted of deferred income tax expense, stock-based compensation expense, and depreciation and amortization expense. The most significant component of the $11,615,000 change in operating assets and liabilities was income tax payable. Income tax payable increased by $15,143,000, before the excess tax benefit of $2,240,000 was reclassified to additional paid-in capital, primarily due to taxable income related to the litigation settlement. Accrued retailer payments decreased $1,091,000 primarily related to the payment to one of our retailers, and accrued compensation increased $1,346,000 primarily due to the terms of the performance bonus plan related to the News America settlement, partially offset by decreased accrued commissions. The Company expects accounts receivable, accounts payable, accrued liabilities and deferred revenue to fluctuate during future periods depending on the level of POPSign revenues and related business activity as well as billing arrangements with customers and payment terms with retailers.

Net cash of $4,680,000 was used in investing activities during the six months ended June 30, 2011. Proceeds from the sale of investments were more than offset by the purchase of property and equipment and the payment of $4,000,000 in exchange for a 10-year business arrangement. Proceeds of $500,000 during the six months consisted entirely of redemptions of 6-month certificates of deposit. Capital expenditures of $1,180,000 during the period consisted primarily of the construction in progress of a laser die cutter and related equipment. The Company expects capital expenditures of approximately $1,000,000 as it completes the purchase and installation of the laser die cutter and related equipment.

Net cash of $39,054,000, which included dividends paid of $31,335,000 and an excess tax benefit of $2,240,000, was used in financing activities during the six months ended June 30, 2011. The repurchase of common stock of $13,049,000, pursuant to a plan adopted on February 22, 2011, and further amended May 25, 2011, was partially offset by $3,090,000 of proceeds from the issuance of common stock from the exercise of employee stock options and the employee stock purchase plan.

The Company believes that based upon current business conditions, its existing cash balance and future cash from operations will be sufficient for its cash requirements for the remainder of 2011 and for the next twelve months. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2010, included in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2011. We believe our most critical accounting policies and estimates include the following:

•	revenue recognition;
•	allowance for doubtful accounts;
•	income taxes; and
•	stock-based compensation.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, including the circumstances surrounding the recently announced restatement of the 2010 Form 10-K, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to the Company’s management, including its Chief Executive Office and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures.

(b) Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the Company’s hiring of a new chief financial officer effective June 13, 2011.

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

On February 7, 2011, trial in the Company’s lawsuit against News America commenced in U.S. District Court for the District of Minnesota. On February 9, 2011, the Company and News America entered into a Settlement Agreement to settle the lawsuit. Pursuant to the Settlement Agreement, News America paid the Company $125,000,000, and the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The definitive agreement for the 10-year arrangement was approved by the U.S. District Court on June 6, 2011 and signed by both parties. The Settlement Agreement included the dismissal with prejudice of the Company’s lawsuit against News America. Certain issues have arisen in connection with the implementation of the definitive agreement, which the parties are attempting to resolve.

Legal fees of $1,018,000 were incurred in connection with the lawsuit as the Company prepared for trial, worked through settlement discussions, and post-settlement activities. Additionally, during the six months ended June 30, 2011, a contingent fee payment of $31,250,000 was made to the Company’s lead trial counsel out of the settlement proceeds. Management does not expect significant legal fees and expenses in future periods after post-settlement activities are concluded. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations, except for the contingent fee payment which was included as a reduction of the gain from the litigation settlement.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010. We believe there have been no material changes from the risk factors disclosed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2011, the Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012, under a new plan. On May 25, 2011 the Board amended the plan to increase the maximum share purchase amount from $15,000,000 to $20,000,000. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion.

Our share repurchase program activity for the three months ended June 30, 2011, under the plan was:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1-30, 2011	125,000	$6.95	1,708,744	$8,453,000
May 1-31, 2011	272,940	$4.45	1,981,684	$7,224,000
June 1-30, 2011	69,470	$3.88	2,051,154	$6,951,000

Item 3. Defaults upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included herewith:

10.1	Change in Control Severance Agreement with John C. Gonsior dated June 13, 2011
10.2	Exclusive Agreement for Sale and Implementation of Specified Signs with Price approved June 6, 2011 (confidential treatment requested)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2011	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill President and Chief Executive Officer (principal executive officer)

/s/ John C. Gonsior
John C. Gonsior Vice President, Finance and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

10.1	Change in Control Severance Agreement with John C. Gonsior dated June 13, 2011

10.2	Exclusive Agreement for Sale and Implementation of Specified Signs with Price approved June 6, 2011 (confidential treatment requested)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification

