Form 10-K/A
period 2010-12-31
INSIGNIA SYSTEMS INC/MN
filed 2011-09-09
CIK 875355

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

8799 Brooklyn Blvd.,
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

Number of shares outstanding of Common Stock, $.01 par value, as of September 6, 2011, was 15,025,904.

DOCUMENTS INCORPORATED BY REFERENCE:
Insignia Systems, Inc. Proxy Statement which was filed for the Annual Meeting of Shareholders held on May 25, 2011 (Part II – Item 5 and Part III – Items 10, 11, 12, 13 and 14)

EXPLANATORY NOTE

This Form 10-K/A is being filed to amend the registrant’s Form 10-K for the year ended December 31, 2010 to correct for a miscalculation made related to deferred income taxes, as announced by the Company on August 3, 2011 on Form 8-K (see Note 2).

Forward-Looking Statements

Statements made in this Annual Report on Form 10-K/A, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks described in Part I, Item 1A.

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

The Company’s Internet address is www.insigniasystems.com. The Company has made available on its Web site all of the reports it files with the SEC. The Company’s Web site is not incorporated by reference into this Report on Form 10-K/A. Copies of reports can also be obtained free of charge by requesting them from Insignia Systems, Inc., 8799 Brooklyn Boulevard, Minneapolis, Minnesota 55445; Attention: CFO; telephone 763-392-6200.

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

The Company sells its POPSign programs directly to consumer packaged goods manufacturers and to Valassis Sales and Marketing Services, Inc. (“Valassis”) for resale to consumer packaged goods manufacturers. POPSign programs are delivered to retailers participating in the Company’s POPSign retail network and to retailers under contract with Valassis and News America Marketing In-Store, LLC (News America).

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

On June 12, 2006, the Company entered into an Exclusive Reseller Agreement with Valassis. The agreement had an initial term of one year with the objective of increasing the Company’s sales of Insignia POPSigns. On December 6, 2006, the Company and Valassis executed Amendment No. 1 to the agreement which finalized certain appendices, made certain other modifications to the agreement and extended the initial term through December 31, 2007. On July 2, 2007 the Company and Valassis executed Amendment No. 2 to the agreement which extended the term of the agreement to December 31, 2017 and expanded the strategic alliance to increase the role of Valassis to include developing and expanding the Company’s participating retailer network. In conjunction with Amendment No. 2, Valassis received a five-year warrant to acquire 800,000 shares of Insignia’s common stock at a price of $4.04 and cash commissions by the Company on the revenue the Company realized from POPS programs the consumer packaged goods manufacturers conducted in the new retail chains. The Company recorded $1,521,000 of expense during the year ended December 31, 2007 related to the fair value of the warrant. On September 1, 2010, the entire warrant was exercised using the cashless exercise alternative provided for in the warrant and 281,511 shares of common stock were issued to Valassis.

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

On February 7, 2011, trial in the Company’s lawsuit against News America commenced in U.S. District Court for the District of Minnesota. On February 9, 2011, the Company and News America entered into a Settlement Agreement to settle the lawsuit. Pursuant to the Settlement Agreement, News America paid the Company $125,000,000, and the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The Settlement Agreement included the dismissal with prejudice of the Company’s lawsuit against News America. The definitive agreement for the 10-year arrangement was approved by the U.S. District Court on June 6, 2011, and signed by both parties. Certain issues have arisen since then in connection with the implementation of the definitive agreement. On August 25, 2011, the Magistrate Judge issued a supplemental Order defining and clarifying the business operations between the Company and News America relative to the definitive agreement. The Company expects that the definitive agreement and the supplemental Order will aid the Company in increasing its sale of signs-with-price to consumer packaged goods customers, but there is no guarantee that the definitive agreement will result in increased sales.

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

Pursuant to the confidential Settlement Agreement of the litigation against News America, the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The definitive agreement for the 10-year arrangement was approved by the U.S. District Court on June 6, 2011, and signed by both parties. Certain issues have arisen since then in connection with the implementation of the definitive agreement. On August 25, 2011, the Magistrate Judge issued a supplemental Order defining and clarifying the business operations between the Company and News America relative to the definitive agreement. The Company expects that the definitive agreement and the supplemental Order will aid the Company in increasing its sale of signs-with-price to consumer packaged goods customers, but there is no guarantee that the definitive agreement will result in increased sales.

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

Patents and Trademarks

The Company has developed and is using a number of trademarks, service marks, slogans, logos and other commercial symbols to advertise and sell its products. The Company owns U.S. registered trademarks for Insignia Systems, Inc. ® (and Design), Insignia POPS®, POPS Select®, Insignia POPSign®, Insignia ShelfPOPS®, UltraColor®, Stylus®, Stylus Work Center®, SIGNright®, Impulse®, DuraSign®, I-Care®, and Check This Out.®

The Company is in the process of obtaining trademark registrations in the United States for the trademark “Insignia E-POPS” and “Color POPSign.”

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

Backlog

Sales backlog on September 6, 2011 was approximately $3.8 million, all of which is for delivery during the remainder of 2011. The orders are believed to be firm, but there is no assurance that all of the backlog will actually result in revenues. Sales backlog on September 6, 2010 was approximately $6.8 million.

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

Employees

As of September 6, 2011, the Company had 117 employees, including all full-time and part-time employees.

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

We Have Had Significant Losses In Prior Periods

Although we had net income of $6,596,000, $3,716,000, and $2,343,000 for the years ended December 31, 2010, 2009, and 2007, respectively, we had a net loss of $(2,257,000) for the year ended December 31, 2008, and significant net losses for a number of years prior to December 31, 2006. There can be no assurance that we will be profitable on a quarterly or annual basis. If we are unable to generate net income from operations, our business will be adversely affected and our stock price will likely decline.

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

On February 7, 2011, trial in the Company’s lawsuit against News America commenced in U.S. District Court for the District of Minnesota. On February 9, 2011, the Company and News America entered into a Settlement Agreement to settle the lawsuit. Pursuant to the Settlement Agreement, News America paid the Company $125,000,000, and the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The definitive agreement for the 10-year arrangement was approved by the U.S. District Court on June 6, 2011, and signed by both parties. Certain issues have arisen since then in connection with the implementation of the definitive agreement. On August 25, 2011, the Magistrate Judge issued a supplemental Order defining and clarifying the business operations between the Company and News America relative to the definitive agreement. The Company expects that the definitive agreement and the supplemental Order will aid the Company in increasing its sale of signs-with-price to consumer packaged goods customers, but there is no guarantee that the definitive agreement will result in increased sales.

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

During the year ended December 31, 2010, the Company incurred legal fees of $1,851,000 related to the News America litigation. The amount of legal fees and expenses that were incurred in connection with the lawsuit against News America were significant throughout the first half of 2011 due to trial preparation, start of the trial and settlement activities. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

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

Our contract with The Kroger Co. expired on December 31, 2010, which could have a material adverse impact on our business if we do not add additional retailers to increase our retailer network. In 2010 and 2009, revenue recognized by advertising in Kroger stores was $9,417,000 and $9,883,000, respectively.

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

Our Results Are Dependent On The Success Of Our Partnership With Our Strategic Partner

On June 12, 2006, the Company entered into an Exclusive Reseller Agreement with Valassis Sales and Marketing Services, Inc. (“Valassis”). The agreement had an initial term of one year with the objective of increasing the Company’s sales of Insignia POPSigns. On December 6, 2006, the Company and Valassis executed Amendment No. 1 to the agreement which finalized certain appendices, made certain other modifications to the agreement and extended the initial term through December 31, 2007. On July 2, 2007, the Company and Valassis executed Amendment No. 2 to the agreement which extended the term of the agreement to December 31, 2017 and expanded the strategic alliance to increase the role of Valassis to include developing and expanding the Company’s participating retailer network.

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

On February 7, 2011, trial in the Company’s lawsuit against News America commenced in U.S. District Court for the District of Minnesota. On February 9, 2011, the Company and News America entered into a Settlement Agreement to settle the lawsuit. Pursuant to the Settlement Agreement, News America paid the Company $125,000,000, and the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The definitive agreement for the 10-year arrangement was approved by the U.S. District Court on June 6, 2011, and signed by both parties. Certain issues have arisen since then in connection with the implementation of the definitive agreement. On August 25, 2011, the Magistrate Judge issued a supplemental Order defining and clarifying the business operations between the Company and News America relative to the definitive agreement. The Company expects that the definitive agreement and the supplemental Order will aid the Company in increasing its sale of signs-with-price to consumer packaged goods customers, but there is no guarantee that the definitive agreement will result in increased sales.

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

During the year ended December 31, 2010, the Company incurred legal fees of $1,851,000 related to the News America litigation. The amount of legal fees and expenses incurred in connection with the lawsuit against News America were significant throughout the first half of 2011 due to trial preparation, start of the trial and settlement activities. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

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

Approximate Number of Holders of Common Stock

As of August 31, 2011, the Company had one class of Common Stock beneficially held by approximately 2,200 owners.

Dividends

As of December 31, 2010, the Company had never paid a cash dividend on its common stock. On February 22, 2011, the Board declared a one-time special dividend of $2.00 per share to shareholders of record as of April 1, 2011, paid May 2, 2011. Since this special dividend exceeds 25% of the Company’s stock price, in accordance with applicable NASDAQ rules, the ex-dividend date was May 3, 2011, one day following the payment date. Outside of this special dividend, the Board of Directors presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

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

On February 22, 2011, the Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012, under a new plan. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. On May 25, 2011, the Board amended the plan to increase the maximum share purchase amount from $15,000,000 to $20,000,000. As of September 2, 2011, the Company has repurchased a total of 2,376,000 shares totaling $14,079,000.

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

The information required by Item 5 concerning compensation plans under which securities may be issued is incorporated herein by reference to the Company’s proxy statement for its 2011 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 12, 2011.

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

(In thousands, except per share amounts.)

For the Years Ended December 31	(Restated) 2010		2009		2008		2007	2006
Net sales	$30,007		$28,770		$31,406		$24,431	$21,894
Operating income (loss)	905		3,745	(2)	(299)		81	2,314
Net income (loss)	6,596	(1)	3,716	(2)	(2,257	)(3)	2,343	2,396

Net income (loss) per share:
Basic	$0.42		$0.25		$(0.15)		$0.15	$0.16
Diluted	$0.39		$0.23		$(0.15)		$0.14	$0.15

Shares used in calculation of net income (loss) per share:
Basic	15,589		15,139		15,484		15,411	15,093
Diluted	16,925		15,846		15,484		16,186	15,556

Working capital	$12,505		$10,716		$6,396		$7,751	$5,017
Total assets	24,601		17,839		15,593		13,340	8,583
Total shareholders’ equity	19,258		11,685		7,271		9,677	4,862

(1)

Includes a tax benefit of $5,674 primarily related to the partial release of the valuation allowance against certain deferred tax assets more fully described in Note 7 to the financial statements. Net income for the year ended December 31, 2010 was restated as well as net income per share (basic and diluted) and total assets and shareholders’ equity at December 31, 2010, as noted in Note 2 to the financial statements.

(2)	Includes one-time cash proceeds of $1,387 from the settlement of a claim against one of the Company’s insurers more fully described in Note 5 to the financial statements.
(3)	Includes tax expense of $2,138 related to the increase of the valuation allowance against deferred tax assets more fully described in Note 7 to the financial statements.

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

During the year ended December 31, 2010, the Company recorded a $6,883,000 net release of the valuation allowance. The release is due to the expectation of future taxable income as a result of the News America Marketing lawsuit settlement on February 9, 2011. In light of the settlement, the Company believes it is more likely than not that the majority of its deferred tax assets will be realized in 2011 and thereafter.

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

The expected terms of the options and employee stock purchase plan rights are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on historical and expected future volatility of the Company’s stock. The Company has not historically issued any dividends and does not expect to in the future beyond the one-time special dividend declared on February 22, 2011 and paid on May 2, 2011. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

If factors change and we employ different assumptions in the valuation of grants in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current periods.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

Year Ended December 31	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	49.4	46.7	46.2
Gross profit	50.6	53.3	53.8
Operating expenses:
Selling	23.6	23.0	27.1
Marketing	5.5	5.4	5.1
General and administrative	18.5	16.7	22.6
Insurance settlement proceeds	—	(4.8)	—
Total operating expenses	47.6	40.3	54.8
Operating income (loss)	3.0	13.0	(1.0)
Other income	0.1	0.3	0.6
Income (loss) before taxes	3.1	13.3	(0.4)
Income tax (expense) benefit	18.9	(0.4)	(6.8)
Net income (loss)	22.0%	12.9%	(7.2)%

Fiscal 2010 Compared to Fiscal 2009

Net Sales. Net sales for the year ended December 31, 2010 increased 4.3% to $30,007,000 compared to $28,770,000 for the year ended December 31, 2009.

Service revenues from our POPSign programs for the year ended December 31, 2010 increased 2.1% to $27,231,000 compared to $26,666,000 for the year ended December 31, 2009. The increase was primarily due to an increase of 7.1% in the average sign price, which was partially offset by a 5.2% decrease in the number of signs placed. The expiration of the retailer contract with The Kroger Co. on December 31, 2010, could have a material adverse impact on service revenues for the 2011 year. In 2010 and 2009, revenue recognized by advertising in Kroger stores was $9,417,000 and $9,883,000, respectively. The positive impact of the arrangement to sell signs with price into News America’s network of retailers cannot be determined at this time.

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

Legal fees were $2,081,000 for the year ended December 31, 2010 compared to $1,838,000 for the year ended December 31, 2009. The legal fees in each year were incurred primarily in connection with the News America litigation described elsewhere herein. The amount of legal fees and expenses that were incurred in connection with the lawsuit against News America were significant throughout the first half of 2011 in connection with trial preparation, commencement of the trial and settlement activities.

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

Income Taxes. During the year ended December 31, 2010 the Company recorded a $6,883,000 net release of the valuation allowance. The release is due to the expectation of future taxable income as a result of the News America Marketing lawsuit settlement on February 9, 2011. In light of the settlement the Company believes it is more likely than not that these deferred tax assets will be realized in 2011. The Company recorded income tax expense of $115,000 for the year ended December 31, 2009, related to alternative minimum tax liability.

Net Income. The net income for the year ended December 31, 2010 was $6,596,000 compared to $3,716,000 for the year ended December 31, 2009.

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

Net cash provided by operating activities during the year ended December 31, 2010, was $839,000. Net income of $6,596,000, less net non-cash adjustments of $4,652,000 totaling $1,944,000 for the year ended December 31, 2010, more than offset changes in operating assets and liabilities which used cash of $1,105,000. The net non-cash adjustments of $4,652,000 consisted of depreciation and amortization and stock-based compensation expense,which were more than offset by a deferred income tax benefit. The most significant component of the $1,105,000 change in operating assets and liabilities was deferred revenue. Deferred revenue decreased by $971,000 primarily due to programs which had been invoiced during 2009 and which executed in 2010. The Company expects accounts receivable, accounts payable, accrued liabilities and deferred revenue to fluctuate during future periods depending on the level of POPSign revenues and related business activity as well as billing arrangements with customers and payment terms with retailers.

Net cash of $3,513,000 was provided by investing activities during the year ended December 31, 2010, due to short-term investment activity which was partially offset by purchases of property and equipment. Purchases of short-term investments of $3,800,000 and proceeds of $7,700,000 during the year consisted entirely of purchases and redemptions of twenty-six week certificates of deposit. Purchases of property and equipment totaled $387,000 during the year ended December 31, 2010, and consisted of information technology equipment, software and digital printing equipment as well as leasehold modifications. The Company expects to make capital expenditures of approximately $2,000,000 in 2011 consisting primarily of additional printing technologies and information technology equipment.

Net cash of $47,000 was provided by financing activities during the year ended December 31, 2010. Proceeds (net) of $735,000 resulting from the issuance of common stock under the employee stock purchase plan and the employee stock option plan were partially offset by the repurchase of common stock of $469,000 (net) pursuant to a plan adopted on February 23, 2010, and the payment of $219,000 of principal on long-term liabilities.

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

The Board of Directors on February 22, 2011 approved a series of actions. First, the Board of Directors authorized a special $2.00 per common share dividend which resulted in an estimated payment of $35,000,000. Second, the Board approved a Performance Bonus Plan, providing for the payment of $3,987,500 to certain employees of the Company. Third, the Board authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. On May 25, 2011 the Board amended the plan to increase the maximum share purchase amount from $15,000,000 to $20,000,000.

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

In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Some of the new disclosures are effective for reporting periods beginning after December 15, 2009, with the remaining new disclosures effective for reporting periods beginning after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

Item 8.     Financial Statements and Supplementary Data

Report of Independent registered Public Accounting firm

To the Board of Directors and Shareholders
Insignia Systems, Inc.

We have audited the accompanying balance sheet of Insignia Systems, Inc. (a Minnesota corporation) (the “Company”) as of December 31, 2010, and the related statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insignia Systems, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 9, 2011, expressed an unqualified opinion.

As discussed in Note 2 of the financial statements, the Company has restated its balance sheet, as of December 31, 2010 and its related statements of operations, shareholders’ equity and cash flows for the year then ended.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
September 9, 2011

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Insignia Systems, Inc. as of December 31, 2010, and the related statements of operations, shareholders’ equity and cash flows for the year then ended, and our report dated September 9, 2011, expressed an unqualified opinion on those financial statements.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
September 9, 2011

Report of Independent registered Public Accounting firm

To the Board of Directors and Shareholders
Insignia Systems, Inc.

We have audited the accompanying balance sheet of Insignia Systems, Inc. (a Minnesota corporation) (the “Company”) as of December 31, 2009, and the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. as of December 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 31, 2010

Insignia Systems, Inc.
BALANCE SHEETS

As of December 31	(Restated) 2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$13,196,000	$8,797,000
Short-term investments	500,000	4,400,000
Accounts receivable, net	3,227,000	2,890,000
Inventories	414,000	389,000
Deferred tax assets, net	151,000	—
Prepaid expenses and other	360,000	394,000
Total Current Assets	17,848,000	16,870,000

Other Assets:
Property and equipment, net	975,000	927,000
Non-current deferred tax assets, net	5,551,000	—
Other	227,000	42,000

Total Assets	$24,601,000	$17,839,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term liabilities	$—	$219,000
Accounts payable	2,335,000	2,253,000
Accrued liabilities
Retailer payments	1,119,000	1,022,000
Compensation	809,000	778,000
Legal	376,000	257,000
Employee stock purchase plan	170,000	131,000
Other	400,000	389,000
Deferred revenue	134,000	1,105,000
Total Current Liabilities	5,343,000	6,154,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 15,847,000 in 2010 and 15,181,000 in 2009	159,000	152,000
Additional paid-in capital	33,548,000	32,578,000
Accumulated deficit	(14,449,000)	(21,045,000)
Total Shareholders’ Equity	19,258,000	11,685,000

Total Liabilities and Shareholders’ Equity	$24,601,000	$17,839,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS

Year Ended December 31	(Restated) 2010	2009	2008
Services revenues	$27,231,000	$26,666,000	$28,931,000
Products revenues	2,776,000	2,104,000	2,475,000
Total Net Sales	30,007,000	28,770,000	31,406,000

Cost of services	12,983,000	12,014,000	12,929,000
Cost of goods sold	1,853,000	1,415,000	1,593,000
Total Cost of Sales	14,836,000	13,429,000	14,522,000
Gross Profit	15,171,000	15,341,000	16,884,000

Operating Expenses:
Selling	7,082,000	6,632,000	8,521,000
Marketing	1,635,000	1,540,000	1,602,000
General and administrative	5,549,000	4,811,000	7,060,000
Insurance settlement proceeds	—	(1,387,000)	—
Total Operating Expenses	14,266,000	11,596,000	17,183,000
Operating Income (Loss)	905,000	3,745,000	(299,000)

Other Income (Expense):
Interest income	39,000	127,000	234,000
Interest expense	(22,000)	(40,000)	(57,000)
Other income (expense), net	—	(1,000)	3,000
Total Other Income	17,000	86,000	180,000
Income (Loss) Before Taxes	922,000	3,831,000	(119,000)
Income tax benefit (expense)	5,674,000	(115,000)	(2,138,000)
Net Income (Loss)	$6,596,000	$3,716,000	$(2,257,000)

Net income (loss) per share:
Basic	$0.42	$0.25	$(0.15)
Diluted	$0.39	$0.23	$(0.15)

Shares used in calculation of net income (loss) per share:
Basic	15,589,000	15,139,000	15,484,000
Diluted	16,925,000	15,846,000	15,484,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Deficit
	Common Stock
	Shares	Amount			Total

Balance at January 1, 2008	15,550,000	$156,000	$32,025,000	$(22,504,000)	$9,677,000
Issuance of common stock, net	44,000	—	98,000	—	98,000
Repurchase of common stock, net	(525,000)	(5,000)	(733,000)	—	(738,000)
Value of stock-based compensation	—	—	491,000	—	491,000
Net loss	—	—	—	(2,257,000)	(2,257,000)

Balance at December 31, 2008	15,069,000	151,000	31,881,000	(24,761,000)	7,271,000
Issuance of common stock, net	112,000	1,000	160,000	—	161,000
Value of stock-based compensation	—	—	537,000	—	537,000
Net income	—	—	—	3,716,000	3,716,000

Balance at December 31, 2009	15,181,000	152,000	32,578,000	(21,045,000)	11,685,000
Issuance of common stock, net	751,000	8,000	727,000	—	735,000
Repurchase of common stock, net	(85,000)	(1,000)	(468,000)	—	(469,000)
Value of stock-based compensation	—	—	711,000	—	711,000
Net income (restated)	—	—	—	6,596,000	6,596,000

Balance at December 31, 2010 (restated)	15,847,000	$159,000	$33,548,000	$(14,449,000)	$19,258,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

Year Ended December 31	(Restated) 2010	2009	2008
Operating Activities:
Net income (loss)	$6,596,000	$3,716,000	$(2,257,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	339,000	405,000	370,000
Deferred income tax expense (benefit)	(5,702,000)	—	2,131,000
Stock-based compensation	711,000	537,000	491,000
Changes in operating assets and liabilities:
Accounts receivable	(337,000)	(123,000)	(612,000)
Inventories	(25,000)	53,000	(45,000)
Prepaid expenses and other	(151,000)	(158,000)	611,000
Accounts payable	82,000	(496,000)	1,401,000
Accrued liabilities	297,000	(1,417,000)	2,672,000
Deferred revenue	(971,000)	(53,000)	853,000
Net cash provided by operating activities	839,000	2,464,000	5,615,000

Investing Activities:
Purchases of property and equipment	(387,000)	(278,000)	(1,049,000)
Purchases of investments	(3,800,000)	(6,300,000)	—
Proceeds from sale of investments	7,700,000	1,900,000	—
Net cash provided by (used in) investing activities	3,513,000	(4,678,000)	(1,049,000)

Financing Activities:
Payment of long-term liabilities	(219,000)	(202,000)	(267,000)
Proceeds from issuance of common stock, net	735,000	161,000	98,000
Repurchase of common stock, net	(469,000)	—	(738,000)
Net cash provided by (used in) financing activities	47,000	(41,000)	(907,000)

Increase (decrease) in cash and cash equivalents	4,399,000	(2,255,000)	3,659,000

Cash and cash equivalents at beginning of year	8,797,000	11,052,000	7,393,000
Cash and cash equivalents at end of year	$13,196,000	$8,797,000	$11,052,000

Supplemental disclosures for cash flow information:
Cash paid during the year for interest	$110,000	$72,000	$17,000
Cash paid during the year for income taxes	62,000	67,000	8,000

Non-cash investing and financing activities:
Cashless exercise of options and warrants	$3,363,000	$—	$—

See accompanying notes to financial statements.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents when purchased. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2010, $5,001,000 was invested in an overnight repurchase account and $7,400,000 was invested in certificates of deposit. At December 31, 2009, $2,733,000 was invested in an overnight repurchase account and $6,400,000 was invested in certificates of deposit. The balances in cash accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Amounts held in checking accounts during the years ended December 31, 2010 and 2009, were fully insured under the Federal government’s Temporary Liquidity Guarantee Program. Amounts held in repurchase accounts during the years ended December 31, 2010 and 2009, were invested in Ginnie Mae mortgage securities which were backed by the full faith and credit guaranty of the United States government. Bank certificates of deposit at December 31, 2010 and 2009, were held at various institutions with amounts at each institution at or below the $250,000 insured limit of the Federal Deposit Insurance Corporation.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2010	2009	2008
Beginning balance	$8,000	$7,000	$10,000
Bad debt provision	—	9,000	—
Accounts written-off	—	(8,000)	(3,000)

Ending balance	$8,000	$8,000	$7,000

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

The expected terms of the options and employee stock purchase plan rights are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on historical and expected future volatility of the Company’s stock. The Company has not historically issued any dividends and does not expect to in the future beyond the one-time special dividend declared on February 22, 2011, and paid on May 2, 1011. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

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

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options and warrants. Diluted net income per share gives effect to all diluted potential common shares outstanding during the year. Options and warrants to purchase approximately 551,000, 1,852,000 and 2,186,000 shares of common stock with weighted average exercise prices of $7.44, $4.53 and $4.89 were outstanding at December 31, 2010, 2009 and 2008 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the reporting periods.

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

In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Some of the new disclosures are effective for reporting periods beginning after December 15, 2009, with the remaining new disclosures effective for reporting periods beginning after December 15, 2010. The adoption of this ASU did not have a material impact on our financial statements.

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

2.

Restatement. As announced on August 3, 2011 on Form 8-K, the Company restated its financial statements as of and for the year ended December 31, 2010. The restatement was due to an error made in connection with the reversal of the valuation allowance on the Company’s deferred tax assets as of December 31, 2010 for net operating losses from tax deductions for disqualifying dispositions of incentive stock options and other exercises of nonqualified stock options that took place between 1998 and 2004. The reversal of the valuation allowance against these specific deferred tax assets should not have occurred until 2011. Additionally, the reversal of the valuation allowance on these specific deferred tax assets should have been credited directly to shareholders’ equity as opposed to being recorded as an income tax benefit in the Company’s Statement of Operations. This restatement decreased the previously reported amounts of deferred tax assets and shareholders’ equity by $1,030,000 as of December 31, 2010, and decreased the income tax benefit and net income by the same amount for the year ended December 31, 2010, with a decrease in earnings per share of $.07 per basic share and $.06 per diluted share.

3.	Property and Equipment. Property and equipment consists of the following at December 31:

	2010	2009
Property and Equipment:
Production tooling, machinery and equipment	$2,344,000	$2,226,000
Office furniture and fixtures	258,000	255,000
Computer equipment and software	936,000	758,000
Web site	38,000	38,000
Leasehold improvements	351,000	322,000
	3,927,000	3,599,000
Accumulated depreciation and amortization	(2,952,000)	(2,672,000)
Net Property and Equipment	$975,000	$927,000

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

Operating Leases. The Company conducts its operations in a leased facility. In October 2007 the Company entered into agreements to terminate its previous facility lease and sublease effective July 31, 2008. On March 27, 2008, the Company entered into an operating lease for its current facility which is in effect from August 2008 through February 2016. The Company also leased equipment under operating lease agreements effective through September 2009. Rent expense under all of these leases, net of sub-lease rental income and excluding operating costs, was approximately $446,000, $451,000 and $546,000 for the years ended December 31, 2010, 2009 and 2008.

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

On February 7, 2011, trial in the Company’s lawsuit against News America commenced in U.S. District Court for the District of Minnesota. On February 9, 2011, the Company and News America entered into a Settlement Agreement to settle the lawsuit. Pursuant to the Settlement Agreement, News America paid the Company $125,000,000, and the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The Settlement Agreement included the dismissal with prejudice of the Company’s lawsuit against News America. The definitive agreement for the 10-year arrangement was approved by the U.S. District Court on June 6, 2011, and signed by both parties. Certain issues have arisen since then in connection with the implementation of the definitive agreement. On August 25, 2011, the Magistrate Judge issued a supplemental Order defining and clarifying the business operations between the Company and News America relative to the definitive agreement. The Company expects that the definitive agreement and the supplemental Order will aid the Company in increasing its sale of signs-with-price to consumer packaged goods customers, but there is no guarantee that the definitive agreement will result in increased sales.

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

During the years ended December 31, 2010, 2009 and 2008, the Company incurred legal fees of $1,851,000, $1,753,000 and $4,086,000 related to the News America litigation. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

6.	Shareholders’ Equity.

Warrants. On July 2, 2007, the Company issued a warrant to purchase 800,000 shares of the Company’s common stock to Valassis Sales and Marketing Services, Inc. (“Valassis”) at a price of $4.04 for a term of five years. The warrant was issued for services to develop and expand the Company’s participating retailer network in conjunction with Amendment No. 2 to the Exclusive Reseller Agreement which defines the terms of the strategic sales alliance between the Company and Valassis. The Company recorded $1,521,000 of expense related to the fair value of the warrant in 2007. The Black-Scholes option-pricing model was used to estimate the fair value of the warrant using an expected life of 5 years, volatility of 40%, a dividend yield of 0% and a risk-free interest rate of 4.9%. On September 1, 2010, the entire warrant was exercised using the cashless exercise alternative provided for in the warrant and 281,511 shares of common stock were issued to Valassis.

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

Stock Options. Prior to 2003 the Company had a stock option plan (the “1990 Plan”) for its employees and directors under which substantially all of the shares reserved for issuance had been issued. During May 2003, the Company’s shareholders approved the 2003 Incentive Stock Option Plan (the “2003 Plan”) and through December 31, 2010, a total 2,875,000 shares of common stock have been reserved for issuance. In May 2011, the Company’s shareholders voted to increase the common shares reserved for issuance to 3,175,000. The 2003 Plan replaced the 1990 Plan. Options granted under the 1990 Plan will remain in effect until they are exercised or expire according to their terms. All current option grants are made under the 2003 Plan.

Under the terms of the stock option plans, the Company grants incentive or non-qualified stock options to employees and directors generally at an exercise price at or above 100% of fair market value at the close of business on the date of grant. The stock options expire ten years after the date of grant and generally vest over three years.

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

Approximately 1,634,000 options were exercised between January 1, 2011 and September 2, 2011.

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

Dividends. As of December 31, 2010, the Company had never paid a cash dividend on its common stock. On February 22, 2011, the Board declared a one-time special dividend of $2.00 per share to shareholders of record as of April 1, 2011, paid May 2, 2011. Since this special dividend exceeds 25% of the Company’s stock price, in accordance with applicable NASDAQ rules, the ex-dividend date was May 3, 2011, one day following the payment date. Outside of this special dividend, the Board of Directors presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

Stock Repurchase Plan. On February 23, 2010, the Board of Directors authorized the repurchase of up to $2,000,000 of the Company’s common stock on or before January 31, 2011. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. At December 31, 2010, 85,000 shares had been repurchased.

On February 22, 2011, the Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. On May 25, 2011 the Board amended the plan to increase the maximum share purchase amount from $15,000,000 to $20,000,000. As of September 2, 2011, the Company has repurchased a total of 2,376,000 shares totaling $14,079,000.

7.	Income Taxes. The (provision) benefit for income taxes consists of the following:

Year Ended December 31	2010	2009	2008
Current taxes - Federal	$—	$(86,000)	$—
Current taxes - State	(28,000)	(29,000)	(7,000)
Deferred taxes - Federal	(1,086,000)	(645,000)	(185,000)
Deferred taxes - State	(95,000)	(56,000)	(16,000)
(Expense) benefit from adjustment of valuation allowance	6,883,000	701,000	(1,930,000)

(Provision) benefit for income taxes	$5,674,000	$(115,000)	$(2,138,000)

Significant components of the deferred taxes are as follows:

As of December 31	2010	2009
Current Deferred Tax Assets:
Accrued expenses	$119,000	$189,000
Inventory reserve	29,000	25,000
Other	3,000	3,000
Current deferred tax assets before valuation allowance	151,000	217,000
Less valuation allowance	—	(217,000)

Current deferred tax assets	$151,000	$—

Long-Term Deferred Tax Assets:
Net operating loss carryforwards	$6,291,000	$6,848,000
Warrant expense	—	563,000
Depreciation	55,000	64,000
Stock options	107,000	93,000
Alternative minimum tax credits	125,000	125,000
Other	3,000	3,000
Long-term deferred tax assets before valuation allowance	6,581,000	7,696,000
Less valuation allowance	(1,030,000)	(7,696,000)

Long-term deferred tax assets	$5,551,000	$—

At December 31, 2010, the Company had federal net operating loss carryforwards of approximately $18,616,000, which are available to offset future taxable income. The Company has determined that these carryforwards are not currently subject to the limitations of Internal Revenue Code Section 382 which provides limitations on the availability of net operating losses to offset current taxable income if an ownership change has occurred. These carryforwards will begin expiring in 2018.

At December 31, 2010, the Company had indefinite-lived alternative minimum tax credit carryforwards of $125,000.

During the year ended December 31, 2010 the Company recorded a $6,883,000 net release of the valuation allowance. The release was due to the expectation of future taxable income as a result of the News America Marketing lawsuit settlement on February 9, 2011. During the year ended December 31, 2009, the Company recorded a $701,000 net release of the valuation allowance related to the utilization of loss carryforwards and determined that it was still more likely than not that none of the remaining deferred tax assets would be realized. During the year ended December 31, 2008, the Company recorded a $1,930,000 net increase to the valuation allowance due to changes in the Company’s expectations regarding its ability to realize certain deferred tax assets, which resulted from a determination that it was more likely than not that none of the deferred tax assets would be realized. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company’s recent performance.

The tax benefit related to the partial release of the valuation allowance against deferred tax assets for the year ended December 31, 2010 was $5,674,000. Included as part of the Company’s net operating loss carryforwards are approximately $2,700,000 in tax deductions that resulted from the exercise of stock options. When these tax deductions are realized the corresponding changes in the valuation allowance will be recorded as additional paid-in capital.

The actual tax expense attributable to income from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the net income (loss) as follows:

Year Ended December 31	2010	2009	2008
Federal statutory rate	34.0%	34.0%	(34.0)%

Change in valuation allowance	(674.9)	(35.3)	1,618.3
Stock options	19.6	3.0	116.5
State taxes	2.6	0.5	79.9
Meals and entertainment	3.6	0.8	21.0
Other	(0.4)	—	—

Effective federal income tax rate	(615.5)%	3.0%	1,801.7%

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

9.	Concentrations.

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

Export Sales. Export sales accounted for less than 1% of total net sales during the years ended December 31, 2010, 2009 and 2008.

10.	Quarterly Financial Data. (Unaudited)
Quarterly data for the years ended December 31, 2010 and 2009 was as follows:

Year Ended December 31, 2010	1st Quarter	2nd Quarter	3rd Quarter	(Restated) 4th Quarter
Net sales	$5,883,000	$8,326,000	$8,517,000	$7,281,000
Gross profit	2,930,000	4,345,000	4,475,000	3,421,000
Net income (loss)	(435,000)	654,000	932,000	5,445,000
Net income (loss) per share:
Basic	$(0.03)	$0.04	$0.06	$0.34
Diluted	$(0.03)	$0.04	$0.05	$0.32

Year Ended December 31, 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$6,186,000	$5,773,000	$7,944,000	$8,867,000
Gross profit	3,223,000	3,025,000	4,132,000	4,961,000
Net income	1,317,000	110,000	986,000	1,303,000
Net income per share:
Basic	$0.09	$0.01	$0.07	$0.09
Diluted	$0.09	$0.01	$0.06	$0.08

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, including the circumstances surrounding the amendment of the 2010 Form 10-K, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2010 were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, including the circumstances surrounding the amendment of the 2010 Form 10-K, management believes our internal control over financial reporting was effective as of December 31, 2010.

Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2010. The attestation report of Baker Tilly Virchow Krause,LLP, on our internal control over financial reporting as of December 31, 2010 is included in Part II, Item 8 under Reports of Independent Registered Public Accounting Firm and is incorporated by reference herein.

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

Item 9B.    Other Information

None.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 concerning the directors and executive officers of the Company and corporate governance is incorporated herein by reference to the Company’s proxy statement for its 2011 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 12, 2011.

Item 11.    Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement for its 2011 Annual Meeting of Shareholders which was filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 12, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the Company’s proxy statement for its 2011 Annual Meeting of Shareholders which was filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 12, 2011.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the Company’s proxy statement for its 2011 Annual Meeting of Shareholders which was filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 12, 2011.

Item 14.     Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the Company’s proxy statement for its 2011 Annual Meeting of Shareholders which was filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 12, 2011.

PART IV.

Item 15.     Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firms
Balance Sheets as of December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Financial Statements

(a)	Exhibits

Exhibit Number	Description	Incorporation By Reference To

3.1	Articles of Incorporation of Registrant, as amended to date	Exhibit 3.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

3.2	Bylaws, as amended to date	Exhibit 3.1 of the Registrant’s Form 8-K filed February 23, 2007

4.1	Specimen Common Stock Certificate of Registrant	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

10.1	The Company’s 1990 Stock Plan, as amended	Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

10.2	Employee Stock Purchase Plan, as amended	Exhibit 4.2 of the Registrants Registration Statement on Form S-8, Reg. No. 333-161311

10.3	The Company’s 2003 Incentive Stock Option Plan, as amended	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-168715

10.4	Amended Change in Control Severance Agreement with Scott F. Drill dated May 26, 2010	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010

10.5	Amended Change in Control Severance Agreement with Justin W. Shireman dated May 26, 2010	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010

10.6	Exclusive Reseller Agreement between Valassis Sales & Marketing Services, Inc. and the Company entered into as of June 12, 2006	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2006 (Confidential treatment has been requested for portions of the Agreement pursuant to Rule 24b-2.)

Exhibit Number	Description	Incorporation By Reference To

10.7	Amendment #1 dated December 6, 2006 to the Exclusive Reseller Agreement dated June 12, 2006 between Valassis Sales & Marketing Services, Inc. and the Company	Exhibit 10.1 of the Registrant’s Form 10-K/A for the year ended December 31, 2008 (Confidential treatment has been requested for portions of the Amendment pursuant to Rule 24b-2.)

10.8	Amended Change in Control Severance Agreement with Scott J. Simcox dated May 26, 2010	Exhibit 10.3 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010

10.9	Amended Change in Control Severance Agreement with Alan Jones dated May 26, 2010	Exhibit 10.4 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010

10.10	Amended Change in Control Severance Agreement with A. Thomas Lucas dated May 26, 2010	Exhibit 10.5 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010

10.11	Amendment #2 dated July 2, 2007 to Exclusive Reseller Agreement dated June 12, 2006 between Valassis Sales & Marketing Services, Inc. and the Company	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007 (Confidential treatment has been requested for portions of the Amendment pursuant to Rule 24b-2.)

10.12	Form of Warrant dated July 2, 2007 to purchase shares of common stock issued to Valassis Sales & Marketing Services, Inc. by the Company per Amendment #2 to the Exclusive Reseller Agreement	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007

10.13	Lease Agreement between the Company and the Landlord (Opus Northwest L.L.C.) dated March 27, 2008 (Exhibits Omitted)	Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

10.14	2010 Executive Officer Incentive Bonus Plan	Exhibit 99.1 of the Registrant’s Form 8-K filed June 2, 2010

10.15	Change in Control Severence Agreement with John C. Gonsior dated June 13, 2011	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011

10.16	Exclusive Agreement for Sale and Implementation of Specified Signs with Price approved June 6, 2011 (confidential treatment requested)	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011

10.17	Settlement Agreement and Release with News America Marketing In-Store, LLC, dated February 9, 2011, including exhibits (confidential treatment requested)	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2011

14	Code of Ethics	Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Scott F. Drill
Scott F. Drill
President and CEO

Dated: September 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott F. Drill	President, Chief Executive Officer (principal	September 9, 2011
Scott F. Drill	executive officer) Secretary and Director

/s/ John C. Gonsior	Vice President of Finance, Chief Financial Officer	September 9, 2011
John C. Gonsior	(principal financial and accounting officer) and Treasurer

/s/ Peter V. Derycz	Director	September 9, 2011
Peter V. Derycz

/s/ Donald J. Kramer	Director	September 9, 2011
Donald J. Kramer

/s/ Reid V. MacDonald	Director	September 9, 2011
Reid V. MacDonald

/s/ Gordon F. Stofer	Director	September 9, 2011
Gordon F. Stofer