Form 10-Q/A
period 2011-03-31
INSIGNIA SYSTEMS INC/MN
filed 2011-09-09
CIK 875355

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend the registrant’s Form 10-Q for the quarter ended March 31, 2011, to: (1) correct for a miscalculation made related to deferred income taxes, as announced by the Company on August 3, 2011, and (2) modify the portions of Exhibit 10.1 for which confidential treatment is requested, in response to comments received from the Commission on the registrant’s request for confidential treatment.

Insignia Systems, Inc.

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	(Restated) March 31, 2011 (unaudited)	(Restated) December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$90,240,000	$13,196,000
Short-term investments	—	500,000
Accounts receivable, net	2,822,000	3,227,000
Inventories	433,000	414,000
Deferred tax assets, net	151,000	151,000
Prepaid expenses and other	658,000	360,000
Total Current Assets	94,304,000	17,848,000

Other Assets:
Property and equipment, net	928,000	975,000
Non-current deferred tax assets, net	166,000	5,551,000
Other	3,875,000	227,000

Total Assets	$99,273,000	$24,601,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	2,152,000	2,335,000
Dividend payable	31,335,000	—
Income tax payable	25,922,000	—
Accrued liabilities
Compensation	1,407,000	809,000
Legal	167,000	376,000
Employee stock purchase plan	49,000	170,000
Retailer payments	37,000	1,119,000
Other	284,000	400,000
Deferred revenue	159,000	134,000
Total Current Liabilities	61,512,000	5,343,000

Long-Term Liabilities:
Accrued income taxes	400,000	—
Accrued compensation	800,000	—
Total Liabilities	62,712,000	5,343,000

Commitments and Contingencies	—	—

Shareholders’ Equity	36,561,000	19,258,000

Total Liabilities and Shareholders’ Equity	$99,273,000	$24,601,000

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

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	(Restated) 2011	2010
Operating Activities:
Net income (loss)	$53,873,000	$(435,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	88,000	79,000
Deferred income tax expense	5,385,000	—
Stock-based compensation	145,000	113,000
Changes in operating assets and liabilities:
Accounts receivable	405,000	(229,000)
Inventories	(19,000)	(93,000)
Prepaid expenses and other	54,000	125,000
Accounts payable	(183,000)	(382,000)
Accrued liabilities	(130,000)	(1,223,000)
Income tax payable	28,145,000	—
Accrued income taxes	400,000	—
Excess tax benefits from stock-based payments	(2,222,000)	—
Deferred revenue	25,000	(247,000)
Net cash provided by (used in) operating activities	85,966,000	(2,292,000)

Investing Activities:
Purchases of property and equipment	(41,000)	(198,000)
Acquisition of selling arrangement	(4,000,000)	—
Purchases of investments	—	(1,300,000)
Proceeds from sale of investments	500,000	1,400,000
Net cash provided by (used in) investing activities	(3,541,000)	(98,000)

Financing Activities:
Proceeds from issuance of common stock, net	3,069,000	638,000
Excess tax benefits from stock-based payments	2,222,000	—
Repurchase of common stock, net	(10,672,000)	(412,000)
Net cash provided by (used in) financing activities	(5,381,000)	226,000

Increase (decrease) in cash and cash equivalents	77,044,000	(2,164,000)

Cash and cash equivalents at beginning of period	13,196,000	8,797,000
Cash and cash equivalents at end of period	$90,240,000	$6,633,000

Supplemental disclosures for cash flow information:
Cash paid during period for income taxes	$12,000	$40,000

Non-cash investing and financing activities:
Dividend payable	$31,335,000	$—
Cashless exercise of options	$800,000	$—

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

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.

The Summary of Significant Accounting Policies in the Company’s 2010 Annual Report on Form 10-K/A describes the Company’s accounting policies.

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

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based payments at fair value using the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The Company recognizes stock–based compensation expense on a straight-line method over the requisite service period of the award.

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

2.

Restatement. The Company has determined that there was an error made in connection with state income taxes payable as of March 31, 2011 as a result of disqualifying dispositions of incentive stock options and other exercises of nonqualified stock options. The amount of the restatement was to decrease income taxes payable by $58,000 and increase shareholders’ equity by $58,000.

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

A reconciliation of the settlement proceeds to the gain from litigation settlement recognized in the statement of operations is as follows:

	Three Months Ended March 31
	2011	2010
Settlement proceeds	$125,000,000	$—
Less contingent attorney’s fees	(31,250,000)	—
Less bonuses paid to employees	(3,988,000)	—
Gain from litigation settlement, net	$89,762,000	$—

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

4.

Income Taxes. As a result of the taxable income generated by the settlement proceeds, $5,385,000 of the Company’s deferred tax assets was utilized during the first three months of 2011. For the three months ended March 31, 2011, the provision for income taxes was $33,951,000, or 38.7% of income before income taxes. The income tax provision during the three months ended March 31, 2011, is comprised of federal and state taxes. The primary difference between the Company’s March 31, 2011, effective tax rate and the statutory federal rate is due to state income taxes. For the three months ended March 31, 2010, no provision for income taxes or tax benefit was recorded as a full valuation allowance existed on the Company’s deferred tax assets.

As of March 31, 2011, the Company had unrecognized tax benefits totaling $400,000 excluding interest which relate to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $400,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to decrease significantly in 2011.

5.

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

Service revenues from our POPSign programs for the three months ended March 31, 2011 decreased 14.9% to $4,374,000 compared to $5,137,000 for the three months ended March 31, 2010. The decrease was primarily due to a 12.0% decrease in the average sign price as well as a 5.7% decrease in the number of POPS signs displayed for customers at stores in the Company’s retail network. The decrease in the number of signs displayed in the 2011 period was primarily related to the expiration of the Kroger retailer contract at the end of 2010. During the three months ended March 31, 2010, revenue recognized by advertising in Kroger stores was $1,706,000.

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

Income Taxes. As a result of the taxable income generated by the settlement proceeds, $5,385,000 of the Company’s deferred tax assets were utilized during the first three months of 2011. For the three months ended March 31, 2011, the provision for income taxes was $33,951,000, or 38.7% of income before income taxes. The provision for income taxes during the three months ended March 31, 2011, is comprised of federal and state taxes. The primary difference between the Company’s March 31, 2011, effective tax rate and the statutory federal rate is state income taxes. The lack of profitability in the first quarter of 2010, and the full valuation allowance against the Company’s deferred tax assets, resulted in no provision for taxes or tax benefit for the 2010 period.

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

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At March 31, 2011, working capital was $32,792,000 compared to $12,505,000 at December 31, 2010. During the three months ended March 31, 2011, cash, cash equivalents and short-term investments increased $76,544,000 from $13,696,000 at December 31, 2010 to $90,240,000 at March 31, 2011.

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

On February 22, 2011, the Board of Directors approved a series of actions. First, the Board of Directors authorized a special $2.00 per common share dividend which resulted in in a payment to shareholders of $31,335,000 on May 2, 2011. Second, the Board approved a Performance Bonus Plan, providing for the payment of $3,988,000 to certain employees of the Company. Third, the Board authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. On May 25, 2011, the Board amended the plan to increase the maximum share purchase amount from $15,000,000 to $20,000,000.

Net cash provided by operating activities during the three months ended March 31, 2011, was $85,966,000. Net income of $53,873,000, plus non-cash adjustments of $5,618,000 and changes in operating assets and liabilities of $26,475,000 resulted in the $85,966,000 of cash provided by operating activities. The net non-cash adjustments of $5,618,000 consisted of depreciation and amortization expense, deferred income tax expense, and stock-based compensation expense. The most significant component of the $26,475,000 change in operating assets and liabilities was income taxes. Income tax payable increased by $28,145,000, before the excess tax benefit of $2,222,000, primarily due to taxable income related to the litigation settlement. Accrued retailer payments decreased $1,082,000 primarily related to the payment to one of our retailers, and accrued compensation increased $1,398,000 primarily due to the terms of the performance bonus plan related to the News America settlement. The Company expects accounts receivable, accounts payable, accrued liabilities and deferred revenue to fluctuate during future periods depending on the level of POPSign revenues and related business activity as well as billing arrangements with customers and payment terms with retailers.

Net cash of $3,541,000 was used in investing activities during the three months ended March 31, 2011. Proceeds from the sale of investments were more than offset by the purchase of property and equipment and the payment of $4,000,000 in exchange for a 10-year business arrangement. Proceeds of $500,000 during the first quarter consisted entirely of redemptions of twenty-six week certificates of deposit. Capital expenditures of $41,000 during the quarter consisted primarily of information technology equipment and software. The Company expects to make capital expenditures of approximately $2,000,000 for the remainder of 2011.

Net cash of $5,381,000, which includes the excess tax benefit of $2,222,000, was used in financing activities during the three months ended March 31, 2011. The repurchase of common stock of $10,672,000, pursuant to a plan adopted on February 22, 2011 and amended on May 25, 2011, was partially offset by $3,069,000 of proceeds from the issuance of common stock from the exercise of employee stock options and the employee stock purchase plan.

The Company believes that based upon current business conditions, its existing cash balance and future cash from operations will be sufficient for its cash requirements for the remainder of 2011 and for the next twelve months thereafter. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2010, included in our Form 10-K/A filed with the Securities and Exchange Commission on September 9, 2011. We believe our most critical accounting policies and estimates include the following:

•	revenue recognition;
•	allowance for doubtful accounts;
•	accounting for deferred income taxes; and
•	stock-based compensation.

Cautionary Statement Regarding Forward Looking Information

Statements made in this quarterly report on Form 10-Q/A, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward looking statements.” Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statements. These risks and uncertainties include, but are not limited to, the risks presented in our Annual Report on Form 10-K/A for the year ended December 31, 2010, and updated in Part II, Item 1A of this Quarterly Report on Form 10-Q/A.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, including the circumstances surrounding the recently announced amendment of the 2010 Form 10-K, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to the Company’s management, including its Chief Executive Office and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures.

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

Legal fees of $826,000 were incurred in connection with the News America lawsuit as the Company prepared for trial, worked through settlement discussions, and post settlement activities. Additionally, during the quarter ended March 31, 2011, the Company made a contingent fee payment of $31,250,000 to the lead trial counsel out of the News America lawsuit settlement proceeds. Management does not expect significant legal fees and expenses in future periods after post-settlement activities are concluded. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations, except for the contingent fee which was included as a reduction of the gain from the litigation settlement.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2010. We believe there have been no material changes from the risk factors disclosed on Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2010, the Board of Directors authorized the repurchase of up to $2,000,000 of the Company’s common stock on or before January 31, 2011. The plan has now expired with no shares repurchased in 2011.

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

Our share repurchase program activity for the three months ended March 31, 2011, under the new plan was:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans Or Programs

February 22-28, 2011	—	$—	—	$20,000,000
March 1-31, 2011	1,583,700	6.69	1,583,700	9,407,700

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

Dated: September 9, 2011	Insignia Systems, Inc.
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