Form 10-Q
period 2011-09-30
INSIGNIA SYSTEMS INC/MN
filed 2011-11-03
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2011

or

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

Yes ☐    No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of October 26, 2011, was 14,575,906.

1

Insignia Systems, Inc.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Insignia Systems, Inc.

BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$31,930,000	$13,196,000
Short-term investments	—	500,000
Accounts receivable, net	2,423,000	3,227,000
Inventories	433,000	414,000
Deferred tax assets, net	151,000	151,000
Prepaid expenses and other	787,000	360,000
Total Current Assets	35,724,000	17,848,000

Other Assets:
Property and equipment, net	1,934,000	975,000
Non-current deferred tax assets, net	166,000	5,551,000
Other	4,186,000	227,000

Total Assets	$42,010,000	$24,601,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,778,000	$2,335,000
Income tax payable	6,619,000	—
Accrued liabilities
Compensation	1,315,000	809,000
Legal	—	376,000
Employee stock purchase plan	138,000	170,000
Retailer payments	64,000	1,119,000
Other	254,000	400,000
Deferred revenue	240,000	134,000
Total Current Liabilities	10,408,000	5,343,000

Long-Term Liabilities:
Accrued compensation	800,000	—
Accrued income taxes	353,000	—
Total Liabilities	11,561,000	5,343,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $0.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 14,743,000 at September 30, 2011 and 15,847,000 at December 31, 2010	147,000	159,000
Additional paid-in capital	24,609,000	33,548,000
Retained earnings (accumulated deficit)	5,693,000	(14,449,000)
Total Shareholders’ Equity	30,449,000	19,258,000

Total Liabilities and Shareholders’ Equity	$42,010,000	$24,601,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Services revenues	$2,563,000	$7,858,000	$11,383,000	$20,557,000
Products revenues	497,000	659,000	1,650,000	2,169,000
Total Net Sales	3,060,000	8,517,000	13,033,000	22,726,000

Cost of services	2,532,000	3,600,000	7,780,000	9,518,000
Cost of goods sold	358,000	442,000	1,109,000	1,458,000
Total Cost of Sales	2,890,000	4,042,000	8,889,000	10,976,000
Gross Profit	170,000	4,475,000	4,144,000	11,750,000

Operating Expenses:
Selling	1,332,000	1,968,000	4,295,000	5,379,000
Marketing	426,000	429,000	1,273,000	1,235,000
General and administrative	1,242,000	1,146,000	4,505,000	4,001,000
Gain from litigation settlement, net	—	—	(89,762,000)	—
Total Operating Expenses, net	3,000,000	3,543,000	(79,689,000)	10,615,000
Operating Income (Loss)	(2,830,000)	932,000	83,833,000	1,135,000

Other Income (Expense):
Interest income	13,000	6,000	55,000	32,000
Interest expense	—	(6,000)	—	(16,000)
Total Other Income	13,000	—	55,000	16,000
Income (Loss) Before Taxes	(2,817,000)	932,000	83,888,000	1,151,000

Income tax benefit (expense)	1,096,000	—	(32,411,000)	—
Net Income (Loss)	$(1,721,000)	$932,000	$51,477,000	$1,151,000

Net income (loss) per share:
Basic	$(0.11)	$0.06	$3.31	$0.07
Diluted	$(0.11)	$0.05	$3.23	$0.07

Shares used in calculation of net income (loss) per share:
Basic	15,121,000	15,642,000	15,551,000	15,503,000
Diluted	15,121,000	16,977,000	15,951,000	16,869,000

Cash dividends declared per common share:	$0.00	$0.00	$2.00	$0.00

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2011	2010
Operating Activities:
Net income	$51,477,000	$1,151,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	444,000	249,000
Deferred income tax expense	5,385,000	—
Stock-based compensation	545,000	557,000
Changes in operating assets and liabilities:
Accounts receivable	804,000	(2,541,000)
Inventories	(19,000)	(140,000)
Prepaid expenses and other	(569,000)	(174,000)
Accounts payable	(557,000)	778,000
Accrued liabilities	(303,000)	105,000
Income tax payable	8,919,000	—
Accrued income taxes	353,000	—
Excess tax benefit from stock options	(2,300,000)	—
Deferred revenue	106,000	(501,000)
Net cash provided by (used in) operating activities	64,285,000	(516,000)

Investing Activities:
Purchases of property and equipment	(1,220,000)	(368,000)
Acquisition of selling arrangement	(4,000,000)	—
Purchases of investments	—	(3,800,000)
Proceeds from sale of investments	500,000	5,700,000
Net cash provided by (used in) investing activities	(4,720,000)	1,532,000

Financing Activities:
Proceeds from issuance of common stock, net	3,125,000	713,000
Excess tax benefit from stock options	2,300,000	—
Dividends paid	(31,335,000)	—
Repurchase of common stock, net	(14,921,000)	(469,000)
Net cash provided by (used in) financing activities	(40,831,000)	244,000
Increase in cash and cash equivalents	18,734,000	1,260,000

Cash and cash equivalents at beginning of period	13,196,000	8,797,000
Cash and cash equivalents at end of period	$31,930,000	$10,057,000

Supplemental disclosures for cash flow information:
Cash paid during periods for income taxes	$17,746,000	$62,000

Non-cash financing activities:
Cashless exercise of stock options and warrants	$800,000	$3,363,000

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2011, its results of operations for the three and nine months ended September 30, 2011 and 2010, and its cash flows for the nine months ended September 30, 2011 and 2010. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2010 Annual Report on Form 10-K/A describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	September 30, 2011	December 31, 2010
Raw materials	$62,000	$132,000
Work-in-process	30,000	25,000
Finished goods	341,000	257,000
	$433,000	$414,000

Property and Equipment. Property and equipment consists of the following:

	September 30, 2011	December 31, 2010
Property and Equipment:
Production tooling, machinery and equipment	$2,350,000	$2,344,000
Office furniture and fixtures	260,000	258,000
Computer equipment and software	1,056,000	936,000
Web site	38,000	38,000
Leasehold improvements	361,000	351,000
Construction in progress	1,082,000	—
	5,147,000	3,927,000
Accumulated depreciation and amortization	(3,213,000)	(2,952,000)
Net Property and Equipment	$1,934,000	$975,000

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based payments at fair value using the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The Company recognizes stock-based compensation expense on a straight-line method over the requisite service period of the award.

There were 367,000 stock option awards granted during the nine months ended September 30, 2011, and the Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 4.3 years, expected volatility of 70%, dividend yield of 0% and risk-free interest rate of 1.81%. The total fair value of stock option awards granted during the nine months ended September 30, 2011 and 2010 was approximately $814,000 and $745,000, respectively. The Company estimated the fair value of stock-based rights granted during the nine months ended September 30, 2011 under the employee stock purchase plan using the following weighted average assumptions: expected life of 1 year, expected volatility of 30%, dividend yield of 0% and risk-free interest rate of 0.30%. The total fair value of stock-based rights granted under the employee stock purchase plan during the nine months ended September 30, 2011 and 2010 was approximately $58,000 and $80,000, respectively. Total stock-based compensation expense recorded for the three and nine months ended September 30, 2011, was $172,000 and $545,000, respectively, and for the three and nine months ended September 30, 2010 was $156,000 and $557,000, respectively. The total option exercises in the three and nine months ended September 30, 2011 were 18,000 and 1,635,000, respectively, for which the Company received proceeds of $40,000 and $2,976,000, respectively. Total option exercises in the three and nine months ended September 30, 2010 were 16,000 and 344,000, for which the Company received proceeds of $34,000 and $648,000.

Dividends Paid. On February 22, 2011, the Board of Directors approved a special $2.00 per common share dividend totaling $31,335,000, which was paid on May 2, 2011.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of stock options and warrants. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period. Due to the net loss incurred during the three months ended September 30, 2011, all stock options were anti-dilutive. Options and warrants to purchase approximately 656,000 shares of common stock with weighted average exercise prices of $7.12 were outstanding at September 30, 2010 and were not included in the computation of common stock equivalents for the three months ended September 30, 2010 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options and warrants to purchase approximately 646,000 and 525,000 shares of common stock with weighted average exercise prices of $6.54 and $7.55 were outstanding at September 30, 2011 and 2010 and were not included in the computation of common stock equivalents for the nine months ended September 30, 2011 and 2010 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Denominator for basic net income per share - weighted average shares	15,121,000	15,642,000	15,551,000	15,503,000

Effect of dilutive securities:
Stock options and warrants	—	1,335,000	400,000	1,366,000

Denominator for diluted net income per share - weighted average shares	15,121,000	16,977,000	15,951,000	16,869,000

2.	Commitments and Contingencies.
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

On February 7, 2011, trial in the Company’s lawsuit against News America commenced in U.S. District Court for the District of Minnesota. On February 9, 2011, the Company and News America entered into a Settlement Agreement to settle the lawsuit. The Settlement Agreement included the dismissal with prejudice of the Company’s lawsuit against News America. Pursuant to the Settlement Agreement, News America paid the Company $125,000,000, and the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The Company is amortizing this amount on a straight-line basis over the 10-year term of the arrangement. Amortization expense related to this arrangement was $100,000 and $183,000 for the three and nine months ended September 30, 2011. The Company expects amortization expense of $400,000 per year for the next five years related to this arrangement. The definitive agreement for the 10-year arrangement was approved by the U.S. District Court on June 6, 2011 and signed by both parties. Certain issues have arisen in connection with the implementation of the definitive agreement, which the parties are attempting to resolve.

A reconciliation of the settlement proceeds to the gain from litigation settlement recognized in the statement of operations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Settlement proceeds	$—	$—	$125,000,000	$—
Less contingent attorney’s fees	—	—	(31,250,000)	—
Less bonuses paid to employees	—	—	(3,988,000)	—
Gain from litigation settlement, net	$—	$—	$89,762,000	$—

Legal fees of $1,098,000 were incurred for the nine months ended September 30, 2011 in connection with this lawsuit, as the Company prepared for trial, worked through settlement discussions, and conducted post-settlement activities. Additionally, during the nine months ended September 30, 2011, a contingent fee payment of $31,250,000 was made to the Company’s lead trial counsel out of the settlement proceeds. Management does not expect significant legal fees and expenses in future periods after post-settlement activities are concluded. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations, except for the contingent fee payment which was included as a reduction of the gain from the litigation settlement.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

3.	Income Taxes. As a result of the taxable income generated by the settlement proceeds, $5,385,000 of the deferred tax assets was utilized during the first nine months of 2011. For the three months ended September 30, 2011, an income tax benefit was recorded of $1,096,000, or 38.9% of loss before income taxes. For the nine months ended September 30, 2011, the provision for income taxes was $32,411,000, or 38.6% of income before income taxes. The income tax provision (benefit) during the three and nine months ended September 30, 2011 is comprised of federal and state taxes. The primary difference between the Company’s September 30, 2011 effective tax rate and the statutory federal rate is due to state income taxes. For the three and nine months ended September 30, 2010, no provision for income taxes or tax benefit was recorded as a full valuation allowance existed on the Company’s deferred tax assets.

As of September 30, 2011, the Company had unrecognized tax benefits totaling $353,000 related to state nexus issues (included in long-term liabilities). This amount does not include any potential interest or penalties. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $353,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits, along with any associated interest and penalties, are reviewed quarterly.

4.	Concentrations. During the nine months ended September 30, 2011, Nestle Co. and Valassis Sales and Marketing Services, Inc., accounted for 33% and 13%, respectively, of the Company’s total net sales. At September 30, 2011, these customers accounted for 41% and 10%, respectively, of the Company’s total accounts receivable. During the nine months ended September 30, 2010, Nestle Co., Valassis Sales and Marketing Services, Inc. and General Mills, Inc. accounted for 19%, 19% and 15%, respectively, of the Company’s total net sales. At September 30, 2010, these customers represented 34%, 10% and 8%, respectively, of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

5.	Shareholders’ Equity. On February 22, 2011, the Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012, under a new plan. On May 25, 2011 the Board amended the plan to increase the maximum share purchase amount from $15,000,000 to $20,000,000. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. For the three and nine months ended September 30, 2011, the Company repurchased approximately 609,000 and 2,660,000 shares, respectively, at a total cost of $1,872,000 and $14,921,000, respectively. Subsequent to September 30, 2011, the Company has repurchased approximately 167,000 shares at a total cost of $389,000.

6.	New Accounting Pronouncements. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under previous U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. This standard became effective for the Company in January 2011 and did not have a material impact on the Company’s results of operations or financial condition.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this ASU is not expected to have a significant impact on the Company’s financial statements.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.4	47.5	68.2	48.3
Gross Profit	5.6	52.5	31.8	51.7
Operating expenses:
Selling	43.5	23.1	33.0	23.7
Marketing	13.9	5.0	9.7	5.4
General and administrative	40.6	13.5	34.6	17.6
Gain from litigation settlement, net	0.0	0.0	(688.7)	0.0
Total operating expenses	98.0	41.6	(611.4)	46.7
Operating income (loss)	(92.4)	10.9	643.2	5.0
Other income	0.4	0.0	0.4	0.1
Income (loss) before taxes	(92.0)	10.9	643.6	5.1
Income tax expense (benefit)	(35.8)	0.0	248.6	0.0
Net income (loss)	(56.2)%	10.9%	395.0%	5.1%

Decreased net sales in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, combined with the effect of fixed costs in the costs of sales, resulted in a decrease in gross profit as a percent of total net sales in the 2011 periods. The decreases in gross profit and increased operating expenses as a percent of total net sales in the three and nine month 2011 periods were dramatically offset by the litigation settlement, resulting in significant net income in the nine months ended September 30, 2011 as compared to the net income in the nine months ended September 30, 2010. See the non-GAAP financial measures information which follows later in this section for a comparison of the 2011 and 2010 periods’ non-GAAP net income (loss).

Three and Nine Months ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Net Sales. Net sales for the three months ended September 30, 2011, decreased 64.1% to $3,060,000 compared to $8,517,000 for the three months ended September 30, 2010. Net sales for the nine months ended September 30, 2011, decreased 42.7% to $13,033,000 compared to $22,726,000 for the nine months ended September 30, 2010.

Service revenues from our POPSign programs for the three months ended September 30, 2011, decreased 67.4% to $2,563,000 compared to $7,858,000 for the three months ended September 30, 2010. The decrease was primarily due to a decrease of 181% in the number of signs placed, combined with an 8% decrease in the average sign price. Service revenues from our POPSign programs for the nine months ended September 30, 2011, decreased 44.6% to $11,383,000 compared to $20,557,000 for the nine months ended September 30, 2010. The decrease in service revenues for the nine-month period was due primarily to a 72% decrease in the number of signs placed combined with a 5% decrease in the average sign price. The decrease in the number of signs displayed in the 2011 periods was primarily related to the expiration of the Kroger retailer contract at the end of 2010. For the three and nine months ended September 30, 2010, revenue recognized by advertising in Kroger stores was $2,290,000 and $7,293,000, respectively.

Product sales for the three months ended September 30, 2011, decreased 24.6% to $497,000 compared to $659,000 for the three months ended September 30, 2010. Product sales for the nine months ended September 30, 2011, decreased 23.9% to $1,650,000 compared to $2,169,000 for the nine months ended September 30, 2010. The decreases in both 2011 periods were primarily due to lower sales of laser printer supplies.

Gross Profit. Gross profit for the three months ended September 30, 2011, decreased 96.2% to $170,000 compared to $4,475,000 for the three months ended September 30, 2010. Gross profit for the nine months ended September 30, 2011, decreased 64.7% to $4,144,000 compared to $11,750,000 for the nine months ended September 30, 2010. Gross profit as a percentage of total net sales decreased to 5.6% for the three months ended September 30, 2011, compared to 52.5% for the three months ended September 30, 2010. Gross profit as a percentage of total net sales decreased to 31.8% for the nine months ended September 30, 2011, compared to 51.7% for the nine months ended September 30, 2010.

Gross profit from our POPSign program revenues for the three months ended September 30, 2011, decreased 99.3% to $31,000 compared to $4,258,000 for the three months ended September 30, 2010. Gross profit from our POPSign program revenues for the nine months ended September 30, 2011, decreased 67.4% to $3,603,000 compared to $11,039,000 for the nine months ended September 30, 2010. The decreases in both 2011 periods were primarily due to decreased sales. Gross profit as a percentage of POPSign program revenues for the three months ended September 30, 2011, decreased to 1.2% compared to 54.2% for the three months ended September 30, 2010. Gross profit as a percentage of POPSign program revenues for the nine months ended September 30, 2011, decreased to 31.7% compared to 53.7% for the nine months ended September 30, 2010. The decreases in gross profit as a percentage of POPSign program revenues in both 2011 periods were primarily due to increased retailer costs and the effect of fixed costs on lower sales.

Gross profit from our product sales for the three months ended September 30, 2011, decreased 35.9% to $139,000 compared to $217,000 for the three months ended September 30, 2010. Gross profit from our product sales for the nine months ended September 30, 2011, decreased 23.9% to $541,000 compared to $711,000 for the nine months ended September 30, 2010. The decreases in both 2011 periods were primarily due to decreased sales. Gross profit as a percentage of product sales was 28.0% for the three months ended September 30, 2011, compared to 32.9% for the three months ended September 30, 2010. The decrease was primarily due to the effect of fixed costs on lower sales partially offset by lower variable costs. Gross profit as a percentage of product sales was 32.8% for the nine months ended September 30, 2011, compared to 32.8% for the nine months ended September 30, 2010. No change year over year was primarily due to higher margin sales offset by the effect of fixed costs on lower total net sales.

Operating Expenses

Selling. Selling expenses for the three months ended September 30, 2011, decreased 32.3% to $1,332,000 compared to $1,968,000 for the three months ended September 30, 2010. Selling expenses for the nine months ended September 30, 2011, decreased 20.2% to $4,295,000 compared to $5,379,000 for the nine months ended September 30, 2010. Decreases in the 2011 periods were primarily due to decreased sales commissions related to decreased POPSign program revenues.

Selling expenses as a percentage of total net sales increased to 43.5% for the three months ended September 30, 2011, compared to 23.1% for the three months ended September 30, 2010. Selling expenses as a percentage of total net sales increased to 33.0% for the nine months ended September 30, 2011, compared to 23.7% for the nine months ended September 30, 2010. The increases in the selling expenses as a percentage of total net sales in the 2011 periods were due to the effect of fixed selling expenses on lower sales.

Marketing. Marketing expenses for the three months ended September 30, 2011, decreased 0.7% to $426,000 compared to $429,000 for the three months ended September 30, 2010. Marketing expenses for the nine months ended September 30, 2011, increased 3.1% to $1,273,000 compared to $1,235,000 for the nine months ended September 30, 2010. Increased expenses in the nine-month 2011 period was primarily the result of increased marketing efforts.

Marketing expenses as a percentage of total net sales increased to 13.9% for the three months ended September 30, 2011, compared to 5.0% for the three months ended September 30, 2010. Marketing expenses as a percentage of total net sales increased to 9.7% for the nine months ended September 30, 2011, compared to 5.4% for the nine months ended September 30, 2010. The increases in marketing expenses as a percentage of total net sales in the 2011 periods were primarily due to decreased sales.

General and administrative. General and administrative expenses for the three months ended September 30, 2011, increased 8.4% to $1,242,000 compared to $1,146,000 for the three months ended September 30, 2010. General and administrative expenses for the nine months ended September 30, 2011, increased 12.6% to $4,505,000 compared to $4,001,000 for the nine months ended September 30, 2010. The increase in the third quarter 2011 period was primarily due to additional accounting fees related to the 2010 restatement, partially offset by decreased legal expense. The increase in the nine-month 2011 period was due to additional accounting and legal fees.

General and administrative expenses as a percentage of total net sales increased to 40.6% for the three months ended September 30, 2011, compared to 13.5% for the three months ended September 30, 2010. General and administrative expenses as percentage of total net sales increased to 34.6% for the nine months ended September 30, 2011, compared to 17.6% for the nine months ended September 30, 2010. Increased expenses in the 2011 periods were primarily the result of additional accounting and legal fees relative to lower net sales.

Legal fees and expenses were $158,000 for the three months ended September 30, 2011, compared to $288,000 for the three months ended September 30, 2010. Legal fees and expenses were $1,452,000 for the nine months ended September 30, 2011, compared to $1,377,000 for the nine months ended September 30, 2010. Legal fees for the three and nine months ended September 30, 2011 were primarily due to post settlement activities. Management does not expect significant legal fees and expenses in future periods in connection with post-settlement activities.

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

Other Income. Other income for the three months ended September 30, 2011, was $13,000 compared to $0 for the three months ended September 30, 2010. Other income for the nine months ended September 30, 2011, was $55,000 compared to $16,000 for the nine months ended September 30, 2010. Higher other income in the 2011 periods was primarily due to increased interest income in the 2011 periods as a result of higher cash and cash equivalents balances in the 2011 periods, which was partially offset by lower interest rates.

Income Taxes. As a result of the taxable income generated by the settlement proceeds, $5,385,000 of the deferred tax assets was utilized during the first nine months of 2011. For the three months ended September 30, 2011, an income tax benefit was recorded of $1,096,000, or 38.9% of loss before income taxes. For the nine months ended September 30, 2011, the provision for income taxes was $32,411,000, or 38.6% of income before income taxes. The income tax provision (benefit) during the three and nine months ended September 30, 2011 is comprised of federal and state taxes. The primary difference between the Company’s September 30, 2011 effective tax rate and the statutory federal rate is due to state income taxes. For the three and nine months ended September 30, 2010, no provision for income taxes or tax benefit was recorded as a full valuation allowance existed on the Company’s deferred tax assets.

Net Income (Loss). The net loss for the three months ended September 30, 2011, was $(1,721,000) compared to a net income of $932,000 for the three months ended September 30, 2010. Net income for the nine months ended September 30, 2011, was $51,477,000 compared to $1,151,000 for the nine months ended September 30, 2010.

Non-GAAP Financial Measures

To supplement the Company’s financial statements presented in accordance with accounting principles generally accepted in the United States (GAAP), the Company has provided certain non-GAAP financial measures of financial performance in prior public announcements. These non-GAAP measures include:

•	net income (loss) before gain from litigation settlement (net of tax), and
•	net income (loss) before gain from litigation settlement (net of tax) and News America related legal expense.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income (loss)	$(1,721,000)	$932,000	$51,477,000	$1,151,000

Adjustment:
Gain from litigation settlement (net of tax) (see below)	—	—	(55,062,000)	—
Non-GAAP net income (loss) before gain from litigation settlement (net of tax)	(1,721,000)	932,000	(3,585,000)	1,151,000

Adjustment:
News America related legal expense	80,000	261,000	1,098,000	1,188,000

Non-GAAP net income (loss) before gain from litigation settlement (net of tax) and News America related legal expense	$(1,641,000)	$1,193,000	$(2,487,000)	$2,339,000

Gain from litigation settlement (net of tax):
Settlement proceeds	$—	$—	$125,000,000	$—
Less contingent attorney’s fees	—	—	(31,250,000)	—
Less bonuses paid to employees	—	—	(3,988,000)	—
	—	—	89,762,000	—
Less settlement related income taxes	—	—	(34,700,000)	—
Gain from litigation settlement (net of tax)	$—	$—	$55,062,000	$—

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At September 30, 2011, working capital is $25,316,000 compared to $12,505,000 at December 31, 2010. During the nine months ended September 30, 2011, cash, cash equivalents and short-term investments increased $18,234,000 from $13,696,000 at December 31, 2010, to $31,930,000 at September 30, 2011.

Net cash provided by operating activities during the nine months ended September 30, 2011, was $64,285,000. Net income of $51,477,000, plus non-cash adjustments of $6,374,000 and changes in operating assets and liabilities of $6,434,000 resulted in the $64,285,000 of cash provided by operating activities. The non-cash adjustments consisted of depreciation and amortization expense, deferred income tax expense and stock-based compensation expense. The most significant component of the change in operating assets and liabilities was income tax payable. Income tax payable increased by $8,919,000, before the excess tax benefit from stock options of $2,300,000 was reclassified to additional paid-in capital, primarily due to taxable income generated by the litigation settlement. Accrued retailer payments decreased $1,055,000 primarily related to the payment to one of our retailers, and accrued compensation increased $1,306,000 primarily due to the terms of the performance bonus plan related to the News America settlement, partially offset by decreased accrued commissions. The Company expects accounts receivable, accounts payable, accrued liabilities and deferred revenue to fluctuate during future periods depending on the level of POPSign revenues and related business activity as well as billing arrangements with customers and payment terms with retailers.

Net cash of $4,720,000 was used in investing activities during the nine months ended September 30, 2011. Proceeds from the sale of investments were more than offset by the purchase of property and equipment and the payment of $4,000,000 in exchange for a 10-year selling arrangement. Proceeds of $500,000 during the nine months consisted entirely of redemptions of 6-month certificates of deposit. Capital expenditures of $1,220,000 during the period consisted primarily of the construction in progress of a laser die cutter and related equipment. The Company expects additional capital expenditures of approximately $1,000,000 as it completes the purchase and installation of the laser die cutter and related equipment, which is expected to be placed in service no later than December 31, 2011.

Net cash of $40,831,000, which included dividends paid of $31,335,000 and an excess tax benefit from stock options of $2,300,000, was used in financing activities during the nine months ended September 30, 2011. The repurchase of common stock of $14,921,000, pursuant to a plan adopted on February 22, 2011, and further amended May 25, 2011, was partially offset by $3,125,000 of proceeds from the issuance of common stock from the exercise of employee stock options and the employee stock purchase plan.

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

Legal fees of $1,098,000 were incurred in the nine months ended September 30, 2011 in connection with this lawsuit as the Company prepared for trial, worked through settlement discussions, and conducted post-settlement activities. Additionally, during the nine months ended September 30, 2011, a contingent fee payment of $31,250,000 was made to the Company’s lead trial counsel out of the settlement proceeds. Management does not expect significant legal fees and expenses in future periods after post-settlement activities are concluded. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations, except for the contingent fee payment which was included as a reduction of the gain from the litigation settlement.

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

Our share repurchase program activity for the three months ended September 30, 2011, under the plan was:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans Or Programs

July 1-31, 2011	14,674	$3.74	2,065,828	$6,896,000
August 1-31, 2011	310,290	$3.14	2,376,118	$5,921,000
September 1-30, 2011	284,181	$2.96	2,660,259	$5,079,000

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

Dated: November 3, 2011	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill President and Chief Executive Officer (principal executive officer)

/s/ John C. Gonsior
John C. Gonsior Vice President, Finance and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification

