Form 10-K
period 2011-12-31
INSIGNIA SYSTEMS INC/MN
filed 2012-03-07
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011	Commission File Number 1-13471

INSIGNIA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the second quarter (June 30, 2011) was approximately $52,840,000 based upon the last sale price of the registrant’s Common Stock on such date.

Number of shares outstanding of Common Stock, $.01 par value, as of February 29, 2012, was 13,602,280.

DOCUMENTS INCORPORATED BY REFERENCE:
Insignia Systems, Inc. Proxy Statement to be filed for the Annual Meeting of Shareholders held on May 23, 2012 (Part II – Item 5 and Part III – Items 10, 11, 12, 13 and 14)

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

PART I.

Item 1.     Business

General

Insignia Systems, Inc., (the “Company”) markets in-store advertising products, programs and services to consumer packaged goods manufacturers (customers) and retailers. The Company has been in business since 1990. Since 1998, the Company has been focusing on providing in-store advertising services through the Insignia Point-Of-Purchase Services (POPS) in-store advertising program. Insignia POPS® includes the Insignia POPSign® program.

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

For retailers, Insignia’s POPSign program is a source of incremental revenue and is the first in-store advertising program that delivers a complete “call to action” on a product-specific and store-specific basis. For consumer packaged goods manufacturers, Insignia’s POPSign program provides access to the optimum retail advertising site for their products – the retail shelf-edge. In addition, manufacturers benefit from significant sales increases, short lead times, micro-marketing capabilities, such as store-specific and multiple language options, and a wide variety of program features and enhancements that provide unique advertising advantages.

The Company’s Internet address is www.insigniasystems.com. The Company has made all of the reports it files with the SEC available free of charge on its Web site. The Company’s Web site is not incorporated by reference into this Report on Form 10-K. Copies of reports can also be obtained free of charge by requesting them from Insignia Systems, Inc., 8799 Brooklyn Boulevard, Minneapolis, Minnesota 55445; Attention: CFO; telephone 763-392-6200.

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

Company Products

Insignia’s POPSign Program

Insignia’s POPSign program is an in-store, shelf-edge, point-of-purchase advertising program that enables manufacturers to deliver product-specific messages quickly and accurately – in designs and formats that have been pre-approved and supported by participating retailers. Insignia POPSign delivers vital product selling information from manufacturers, such as product uses and features, nutritional information, advertising tag lines and product images. The brand information is combined with the retailer’s store-specific prices and is displayed on the retailer’s unique sign format that includes its logo and store colors. Each sign is displayed directly in front of the manufacturer’s product in the participating retailer’s stores. The Company’s POPSign program offers special features and enhancements, such as Advantage and Custom Advantage headers that allow manufacturers to add visibility and highlight their brand message at-shelf. The Company offers Color POPSigns with customizable, image-building full-color graphics. Insignia UltraColor® POPSigns offer 75% more area for the full-color creative than Color POPSigns.

The Company sells its POPSign programs directly to consumer packaged goods manufacturers and to Valassis Sales and Marketing Services, Inc. (Valassis) for resale to consumer packaged goods manufacturers. POPSign programs are delivered to retailers participating in the Company’s POPSign retail network and to retailers under contract with Valassis and News America Marketing In-Store, LLC (News America).

Utilizing proprietary technology, the Company collects and organizes the data from manufacturers and retailers, then formats, prints and delivers the signs to its POPSign retailers and/or Valassis’ and News America’s contracted retailers for distribution and display. Store personnel place the signs at the shelf for display cycles in participating stores in Insignia’s contracted network of retailers. Personnel from a contracted third-party merchandising company place the signs at the shelf for display cycles in participating retail stores in Valassis’ and News America’s contracted network of retailers. The Company charges manufacturers for the signs placed in stores for each cycle. Retailers are paid a fee to display the signs and for product movement data provided to Insignia. The Company pays a fee to Valassis and News America for each program provided to retailers under contract with Valassis and News America.

The Impulse Retail System and SIGNright Sign System

Prior to 1996, the Company’s primary product offering was the Impulse Retail System, a system developed by an independent product design and development firm. In 1996, the Company replaced the Impulse Retail System with the SIGNright Sign System. In 1998, the Company ceased the active domestic sales of the SIGNright Sign System, and in 2011, ceased selling SIGNright cardstock.

Cardstock for the Impulse Sign System is sold by the Company in a variety of sizes and colors that can be customized to include pre-printed custom artwork, such as a retailer’s logo. Approximately 3% of 2011 revenues came from the sale of cardstock. The Company expects this percentage to be comparable in future periods.

Stylus Software

In late 1993, the Company introduced Stylus; a PC-based software application used by retailers to produce signs, labels, and posters. The Stylus software allows retailers to create signs, labels and posters by manually entering the information or by importing information from a database. Approximately 2% of 2011 revenues came from the sale of Stylus products and maintenance. The Company expects this percentage to be comparable in future periods.

Laser Printer and Vinyl Label Supplies

The Company provides a comprehensive offering of laser printable cardstock and vinyl labels to retailers for their in-store signage and shelf-edge product information needs. Products include adhesive and non-adhesive supplies in a variety of colors, sizes and weights. Approximately 7% of 2011 revenues came from the sale of laser printer and vinyl label supplies. The Company expects this percentage to be comparable in future periods.

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

The Company and Valassis are parties to an Exclusive Reseller Agreement, as amended, which defines a strategic alliance between the companies and is in effect through December 31, 2017. During 2007, Valassis received a five-year warrant to acquire 800,000 shares of Insignia’s common stock. On September 1, 2010, the entire warrant was exercised using the cashless exercise alternative provided for in the warrant and 281,511 shares of common stock were issued to Valassis.

Prior to April 1998, the Company marketed the Impulse Retail System and the SIGNright Sign System through telemarketing by in-house sales personnel and independent sales representatives. In May 1998, the Company discontinued the active marketing of the systems. The Company sells cardstock and supplies related to the Impulse Sign System to U.S. and international customers.

The Company markets its Stylus software in the United States and internationally primarily through resellers that integrate Stylus as an Open Database Connectivity design and publishing component into their retail data and information management software applications.

During 2011, 2010 and 2009, foreign sales accounted for less than 1% of total net sales each year. The Company expects sales to foreign distributors will be less than 1% of total net sales in 2012.

Competition

Insignia’s POPSign Program

The Insignia POPSign program faces intense competition for the marketing expenditures of branded product manufacturers for at-shelf advertising-related signage. We face significant competition from News America and Valassis, which provide at-shelf advertising and promotional signage, plus other smaller competitors. Although settlement of prior litigation with News America gives the Company additional opportunities to compete by offering signs with price in specific parts of News America’s retail network, the Company will continue to compete for advertising dollars with News America’s other at-shelf advertising and promotional signage offerings.

We believe the main strengths of the Insignia POPSign program in relation to its competitors are:

-	the linking of manufacturers to retailers at a central coordination point

-	providing a complete “call to action” service

-	supplying product-specific and store-specific messages at the retail shelf

-	delivering vital product information and store-specific prices

-	short lead times

-	significant sales increases

Patents and Trademarks

The Company has developed and is using a number of trademarks, service marks, slogans, logos and other commercial symbols to advertise and sell its products. The Company owns U.S. registered trademarks for Insignia Systems, Inc. ® (and Design), Insignia POPS®, POPS Select®, Insignia POPSign®, Insignia ShelfPOPS®, UltraColor®, Stylus®, Stylus Work Center®, SIGNright®, Impulse®, DuraSign®, I-Care®, and Check This Out® and Color POPSign.®

The Company is in the process of obtaining trademark registrations in the United States for the trademark Insignia E-POPS.

The Company licenses the right to use a patented barcode on the sign cards for the Company’s Impulse Sign System. Neither revenues from this product line, nor royalties paid under the license agreement, are considered material.

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

Customers

Nestle Co. and Valassis accounted for 33% and 12%, respectively, of the Company’s total net sales for the year ended December 31, 2011. Valassis, Nestle Co., and General Mills, Inc. accounted for 20%, 19% and 15%, respectively, of the Company’s total net sales for the year ended December 31, 2010. Valassis and General Mills, Inc. each accounted for 20% of the Company’s total net sales for the year ended December 31, 2009. Valassis is a reseller of the Company’s POPSign program to consumer packaged goods manufacturers.

Backlog

Sales backlog on March 5, 2012 was approximately $6.1 million, the vast majority of which is for programs running during the remainder of 2012. The orders are believed to be firm, but there is no assurance that all of the backlog will actually result in revenues. Sales backlog on March 4, 2011 was approximately $6.0 million.

Seasonality

The Company’s results of operations have fluctuated from quarter to quarter due to variations in net sales and operating expenses. There is no seasonal pattern to these fluctuations.

The results of operations fluctuate from quarter to quarter as a result of the following:

•	The timing of promotional events for customers;

•	Variations in the specific products which customers choose to advertise;

•	Fluctuations in advertising budgets of customers and the amounts they commit to in-store advertising;

•	Variations in the number of retailers in the Company’s network;

•	Sales incentives to sales staff and strategic partners;

•	Minimum program level commitments to retailers; and

•	Professional fees related to litigation and other matters.

Employees

As of March 5, 2012, the Company had 83 employees, including all full-time and part-time employees.

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

We Are Dependent On Our Contracts with Retailers And Our Ability To Renew Those Contracts When Their Terms Expire

On an ongoing basis, we negotiate renewals of various retailer contracts. Some of our retailer contracts require us to guarantee minimum payments. If we are unable to offer guarantees at the required levels in the new contracts, and the contracts are not renewed because of that reason or because of other reasons, it will have a material adverse effect on our operations and financial condition.

Our POPS business and results of operations could be adversely affected if the number of retailer partners decreases significantly or if the retailer partners fail to continue to perform their duties in placing and maintaining POPSigns at the shelf in their stores and providing product movement data to us.

Our Results Are Dependent On Our Manufacturing Partners Continued Use Of Our POPS Program

We are largely dependent on our POPS program. Revenues from this program represented approximately 87%, 91% and 93% of total net sales for fiscal 2011, 2010 and 2009, respectively, which are purchased by branded product manufacturers. We expect the POPS program to represent a higher percentage in fiscal 2012 and future periods. Should brand manufacturers no longer perceive value in the POPS program, or if our POPS program does not continue to result in product sales increases, our business and results of operations would be adversely affected due to our heavy dependence on this program. Additionally, changes in economic conditions could result in reductions in advertising and promotional expenditures by branded product manufacturers, which, in turn, may result in decreased spending for the in-store advertising services we offer.

We Face Significant Competition

We face significant competition from News America and Valassis, which provide at-shelf advertising and promotional signage. Although the settlement with News America gives us additional opportunities to compete by offering signs with price in News America’s network, we will continue to compete for advertising dollars with News America’s other at-shelf advertising and promotional signage offerings. News America and Valassis have significantly greater financial resources that can be used to market their products. Should our competitors succeed in obtaining more of the at-shelf advertising business from our current customers, our revenues and related operations would be adversely affected.

Our Customers And Retailers May Be Susceptible To Changes In Economic Conditions

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

We Have Been Involved In Major Litigation

For the past several years, we had been involved in major litigation with News America. During 2011, the Company and News America entered into a settlement agreement to resolve the antitrust and false advertising lawsuit that had been outstanding for several years. Although the Company obtained a significant settlement in 2011, if future disputes with News America, or other companies, arise, it could have a material adverse effect on our Company. Additionally, although we are hopeful that litigation will not be a major risk to our Company going forward, mitigation of this risk factor depends, in part, on the ability of News America and us to work together under our exclusive agreement to sell signs with price into News America’s network of retailers.

Our Results Are Dependent On The Success Of Our Relationship With Valassis And Our Selling Arrangement With News America

Our strategic alliance with Valassis offers an expanded network of retailers for placement of in-store advertising and has thus far has resulted in increased revenues for the Company. If our partnership with Valassis does not continue to be successful, our revenue levels and our participating retailer network could be adversely affected.

Additionally, our results will depend, in part, on the success of our sales and marketing efforts as News America’s exclusive agent for signs with price into the News America network of retailers and upon our ability to successfully integrate the operational aspects of the programs. Additionally, if disputes with News America arise in the future regarding the operational aspects of our agreement, it could have an adverse effect on the Company.

Our Results Of Operations May Be Subject To Significant Fluctuations

Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a wide variety of factors including:

•	the addition or loss of contracts with retailers;

•	the timing of seasonal events for customers or the loss of customers;

•	the timing of new retail stores being added;

•	the timing of additional selling, marketing and general and administrative expenses; and

•	competitive conditions in our industry.

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

Item 3.     Legal Proceedings

On February 9, 2011, the Company and News America entered into a settlement agreement to resolve the antitrust and false advertising lawsuit that had been outstanding for several years. Pursuant to the settlement agreement, News America paid the Company $125,000,000, and the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent.

During the year ended December 31, 2011, the Company incurred legal fees of $1,588,000, excluding the contingent fees paid in connection with the Company’s 2011 settlement with News America. The amount of legal fees and expenses incurred in connection with the lawsuit against News America were significant throughout the first half of 2011 due to trial preparation, start of the trial and settlement activities. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the statements of operations.

The Company is subject to various other legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.     Mine Safety Disclosures

None

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a)	Market Information

The Company’s common stock trades on the NASDAQ Capital Market® under the symbol ISIG. The following table summarizes the high and low sale prices per share of our common stock for the periods indicated as reported on the Nasdaq System.

2011	High	Low	2010	High	Low
First Quarter	$7.75	$6.25	First Quarter	$6.61	$3.81
Second Quarter	7.58	3.68	Second Quarter	7.54	5.11
Third Quarter	4.05	2.21	Third Quarter	6.93	5.15
Fourth Quarter	2.50	1.77	Fourth Quarter	7.42	5.85

b)	Approximate Number of Holders of Common Stock

As of March 5, 2012, the Company had one class of Common Stock beneficially held by approximately 2,100 owners.

c)	Dividends

As of December 31, 2010, the Company had never paid a cash dividend on its common stock. On February 22, 2011, the Board declared a one-time special dividend of $2.00 per share to shareholders of record as of April 1, 2011, paid May 2, 2011. Since this special dividend exceeded 25% of the Company’s stock price, in accordance with applicable NASDAQ rules, the ex-dividend date was May 3, 2011, one day following the payment date. Outside of this special dividend, the Board of Directors presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

d)	Issuer Repurchases of Equity Securities

Stock Repurchase Plan

On February 22, 2011, the Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012. On May 25, 2011 the Board amended the plan to increase the maximum share purchase amount from $15,000,000 to $20,000,000. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. The Board of Directors did not extend this plan.

Our share repurchase program activity for the three months ended December 31, 2011 was:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans Or Programs

October 1-31, 2011	166,757	$2.33	2,827,016	$4,691,000
November 1-30, 2011	687,001	2.20	3,514,017	3,179,000
December 1-31, 2011	258,893	2.04	3,772,910	2,651,000

e)	Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s Common Stock for the five fiscal years beginning December 31, 2006 and ending December 31, 2011, with the cumulative total return on the NASDAQ Stock Market -- U.S. Index and the Russell 2000 Index over the same period (assuming the investment of $100 in the Company’s Stock, the NASDAQ Stock Market – U. S. Index and the Russell 2000 Index on December 31, 2006 and the reinvestment of all dividends).

5-Year Cumulative Total Return Comparison Among Insignia Systems, The NASDAQ Stock Market US Index & The Russell 2000 Index

Equity Compensation Plans

The information required by Item 5 concerning compensation plans under which securities may be issued is incorporated herein by reference to the Company’s proxy statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the five years ended December 31, 2011. The results of operations for the years ended December 31, 2011, 2010, and 2009, and the balance sheet data as of December 31, 2011 and 2010 are derived from our audited financial statements. The results of operations and balance sheet data as of and for the years ended December 31, 2008 and 2007 are derived from our audited statements that are not contained in this filing. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our financial statements and the related notes thereto included elsewhere in this report.

(In thousands, except per share amounts.)

For the Years Ended December 31	2011		2010		2009		2008		2007
Net sales	$17,233		$30,007		$28,770		$31,406		$24,431
Operating income (loss)	81,632	(1)	905		3,745	(3)	(299)		81
Net income (loss)	51,089	(1)	6,596	(2)	3,716	(3)	(2,257	) (4)	2,343

Net income (loss) per share:
Basic	$3.35		$0.42		$0.25		$(0.15)		$0.15
Diluted	$3.29		$0.39		$0.23		$(0.15)		$0.14

Shares used in calculation of net income (loss) per share:
Basic	15,229		15,589		15,139		15,484		15,411
Diluted	15,512		16,925		15,846		15,484		16,186

Working capital	$22,671		$12,505		$10,716		$6,396		$7,751
Total assets	34,594		24,601		17,839		15,593		13,340
Total shareholders’ equity	27,859		19,258		11,685		7,271		9,677

(1)	Includes a gain from litigation settlement, net, of $89,762 related to the settlement of a lawsuit more fully described in Note 4 to the financial statements.
(2)	Includes a tax benefit of $5,674 primarily related to the release of the valuation allowance against certain deferred tax assets more fully described in Note 6 to the financial statements.
(3)	Includes one-time cash proceeds of $1,387 from the settlement of a claim against one of the Company’s insurers more fully described in Note 4 to the financial statements.
(4)	Includes tax expense of $2,138 related to the increase of the valuation allowance against deferred tax assets.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

Year Ended December 31	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	72.0	49.4	46.7
Gross profit	28.0	50.6	53.3
Operating expenses:
Selling	33.4	23.6	23.0
Marketing	9.9	5.5	5.4
General and administrative	31.9	18.5	16.7
Insurance settlement proceeds	—	—	(4.8)
Gain on litigation settlement, net	(520.9)	—	—
Total operating expenses	(445.7)	47.6	40.3
Operating income	473.7	3.0	13.0
Other income	0.4	0.1	0.3
Income before taxes	474.1	3.1	13.3
Income tax (expense) benefit	(177.6)	18.9	(0.4)
Net income	296.5%	22.0%	12.9%

Fiscal 2011 Compared to Fiscal 2010

Net Sales. Net sales for the year ended December 31, 2011 decreased 42.6% to $17,233,000 compared to $30,007,000 for the year ended December 31, 2010.

Service revenues from our POPSign programs for the year ended December 31, 2011 decreased 44.8% to $15,032,000 compared to $27,231,000 for the year ended December 31, 2010. The decrease was primarily due to a 78% decrease in the number of signs placed as well as a 2% decrease in the average sign price. The expiration of the retailer contract with The Kroger Co. on December 31, 2010, had a significant impact on service revenues for the 2011 year. In 2010 and 2009, revenue recognized by advertising in Kroger stores was approximately $9,417,000 and $9,883,000, respectively. The impact of the arrangement to sell signs with price into News America’s network of retailers is expected to be more significant in 2012.

Product sales for the year ended December 31, 2011 decreased 20.7% to $2,201,000 compared to $2,776,000 for the year ended December 31, 2010. The decrease was primarily due to decreased sales of laser sign card and label supplies, thermal sign card supplies and Stylus software based upon decreased demand for these products from our customers.

Gross Profit. Gross profit for the year ended December 31, 2011 decreased 68.2% to $4,818,000 compared to $15,171,000 for the year ended December 31, 2010. Gross profit as a percentage of total net sales decreased to 28.0% for 2011 compared to 50.6% for 2010.

Gross profit from our POPSign program revenues for the year ended December 31, 2011 decreased 71.0% to $4,129,000 compared to $14,248,000 for the year ended December 31, 2010. The decrease in gross profit from our POPSign program was primarily due to an increase in retailer expenses coupled with higher fixed costs relative to net sales. Gross profit as a percentage of POPSign program revenues decreased to 27.5% for 2011 compared to 52.3% for 2010, due primarily to the factors described above.

Gross profit from our product sales for the year ended December 31, 2011 decreased 25.4% to $689,000 compared to $923,000 for the year ended December 31, 2010. Gross profit as a percentage of product sales decreased to 31.3% for 2011 compared to 33.3% for 2010. The decreases were primarily due to decreased sales and the effect of fixed costs.

Operating Expenses

Selling. Selling expenses for the year ended December 31, 2011 decreased 18.8% to $5,753,000 compared to $7,082,000 for the year ended December 31, 2010, primarily due to lower commissions from lower sales volumes. Selling expenses as a percentage of total net sales increased to 33.4% in 2011 compared to 23.6% in 2010, primarily due to lower net sales in 2011.

Marketing. Marketing expenses for the year ended December 31, 2011 increased 4.0% to $1,700,000 compared to $1,635,000 for the year ended December 31, 2010, primarily due to increased staffing-related expenses. Marketing expenses as a percentage of total net sales increased to 10.0% in 2011 compared to 5.5% in 2010, primarily due to the factors described above coupled with lower net sales in 2011.

General and Administrative. General and administrative expenses for the year ended December 31, 2011 decreased 1.0% to $5,495,000 compared to $5,549,000 for the year ended December 31, 2010, primarily due to reduced legal fees of $493,000, partially offset by increased staffing-related expenses of $439,000. General and administrative expenses as a percentage of total net sales increased to 31.9% in 2011 compared to 18.5% in 2010, primarily due to lower net sales in 2011.

Legal fees were $1,588,000 for the year ended December 31, 2011 compared to $2,081,000 for the year ended December 31, 2010. The legal fees in each year were incurred primarily in connection with the News America litigation described elsewhere herein. The amount of legal fees and expenses that were incurred in connection with the lawsuit against News America were significant throughout the first half of 2011 in connection with trial preparation, commencement of the trial and settlement activities.

Gain From Litigation Settlement, Net. During the year ended December 31, 2011, we settled a lawsuit with News America, for which we received $125,000,000. The $125,000,000 settlement was reduced by contingent legal fees of $31,250,000 that were paid by us to our lead trial counsel, as well as bonuses of $3,988,000 that were paid to employees, which produced the net amount recorded as Gain From Litigation Settlement, Net of $89,762,000.

Other Income. Other income (net) for the year ended December 31, 2011 was $63,000 compared to other income of $17,000 for the year ended December 31, 2010. The increase in other income (net) in 2011 was primarily the result of increased interest income on higher cash equivalent balances throughout 2011.

Income Taxes. During the year ended December 31, 2011, the Company recorded $30,606,000 of tax expense. The expense was mainly the result of the gain on the settlement of litigation with News America. During the year ended December 31, 2010, the Company recorded a $6,883,000 net release of the valuation allowance due to the taxable income as a result of the News America lawsuit settlement on February 9, 2011. In light of the settlement the Company believed it was more likely than not that these deferred tax assets would be realized in 2011.

Net Income. The net income for the year ended December 31, 2011 was $51,089,000 compared to $6,596,000 for the year ended December 31, 2010.

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

Income Taxes. During the year ended December 31, 2010 the Company recorded a $6,883,000 net release of the valuation allowance. The release was due to the taxable income as a result of the News America lawsuit settlement on February 9, 2011. In light of the settlement the Company believed it was more likely than not that these deferred tax assets would be realized in 2011. The Company recorded income tax expense of $115,000 for the year ended December 31, 2009, related to alternative minimum tax liability.

Net Income. The net income for the year ended December 31, 2010 was $6,596,000 compared to $3,716,000 for the year ended December 31, 2009.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At December 31, 2011, working capital was $22,671,000 compared to $12,505,000 at December 31, 2010. During the year ended December 31, 2011, cash, cash equivalents, and short-term investments increased by $9,506,000 from $13,696,000 at December 31, 2010 to $23,202,000 at December 31, 2011.

Net cash provided by operating activities during the year ended December 31, 2011 was $58,910,000. Net income of $51,089,000, plus non-cash adjustments of $6,960,000 and changes in operating assets and liabilities of $861,000 were the items that contributed to the cash provided by operating activities. The non-cash adjustments of $6,960,000 consisted of depreciation and amortization, deferred income tax expense and stock-based compensation expense. The most significant component of the $861,000 change in operating assets and liabilities was income tax payable. Income tax payable increased during 2011 due to the taxable income generated from the settlement with News America and the timing of the subsequent tax payments. The Company expects accounts receivable, accounts payable, accrued liabilities and deferred revenue to fluctuate during future periods depending on the level of POPSign revenues and related business activity as well as billing arrangements with customers and payment terms with retailers.

Net cash of $5,695,000 was used in investing activities during the year ended December 31, 2011, due mainly to the acquisition of a selling arrangement and purchases of property and equipment. The acquisition of the selling arrangement of $4,000,000 was made to expand the Company’s retail network. Proceeds of $500,000 during the year consisted entirely of redemptions of twenty-six week certificates of deposit. Purchases of property and equipment totaled $2,195,000 during the year ended December 31, 2011 and consisted primarily of a laser die cutter to be used to expand the Company’s product offerings.

Net cash of $43,209,000 was used in financing activities during the year ended December 31, 2011. Dividends paid of $31,335,000 and the repurchase of common stock (net) of $17,369,000 were partially offset by net proceeds of $3,126,000 resulting from the issuance of common stock under the employee stock purchase plan and the employee stock option plan, and excess tax benefit from stock options of $2,369,000.

On February 9, 2011, the Company entered into a settlement agreement in its antitrust and false advertising lawsuit against News America. As part of the settlement agreement News America paid the Company $125,000,000, less $4,000,000 related to the Company’s purchase of a ten-year selling arrangement. Litigation counsel for the Company received a contingent fee payment of $31,250,000 which resulted in a net cash payment to the Company of $89,750,000. After performance bonus plan payments of $3,988,000 and estimated federal and state income taxes of $27,762,500 (utilizing the Company’s net operating loss carry forwards), net settlement proceeds were approximately $58,000,000.

The Board of Directors on February 22, 2011 approved a series of actions. First, the Board of Directors authorized a special $2.00 per common share dividend which resulted in a payment of $31,335,000. Second, the Board approved a Performance Bonus Plan, providing for the payment of $3,988,000 to certain employees of the Company. Third, the Board authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012. The plan did not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. On May 25, 2011, the Board amended the plan to increase the maximum share purchase amount from $15,000,000 to $20,000,000. The Board of Directors did not extend this plan.

The Company believes that based upon current business conditions, its existing cash balance and future cash from operations will be sufficient for its cash requirements in the foreseeable future. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

Critical Accounting Policies

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, income taxes, and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements.

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

Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of its long-lived assets for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the assets in relation to the future cash flows of the underlying operations to assess recoverability of the assets. The estimates of these future cash flows are based on assumptions and projections believed by management to be reasonable and supportable. They require management’s subjective judgments and take into account assumptions about revenue and expense growth rates. Impaired assets are then recorded at their estimated fair market value.

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

During the year ended December 31, 2011, the Company utilized the full federal net operating loss carryforward and the majority of the state net operating loss carryforward available to it as a result of the taxable income generated from the lawsuit settlement with News America on February 9, 2011.

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

The expected terms of the options and employee stock purchase plan rights are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on historical and expected future volatility of the Company’s stock. The Company has not historically issued any dividends, beyond the one-time special dividend declared on February 22, 2011 and paid on May 2, 2011, and does not expect to in the future. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

If factors change and we employ different assumptions in the valuation of grants in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2011:

Payments due by Period

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5
Contractual obligations:
Operating leases, excluding operating costs	$1,997,000	$465,000	$958,000	$574,000	$—
Payments to retailers*	1,854,000	807,000	1,047,000	—	—
Purchase commitments	489,000	436,000	53,000	—	—
Reserve for tax uncertainties	424,000	—	424,000	—	—
Total contractual obligations	$4,764,000	$1,708,000	$2,482,000	$574,000	$—

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

Item 8. Financial Statements and Supplementary Data

Report of Independent registered Public Accounting firm

To the Board of Directors and Shareholders
Insignia Systems, Inc.

We have audited the accompanying balance sheets of Insignia Systems, Inc. (a Minnesota corporation) (the Company) as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insignia Systems, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2012, expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 7, 2012

Report of Independent registered Public Accounting firm

Board of Directors and Shareholders
Insignia Systems, Inc.

We have audited Insignia Systems, Inc. (a Minnesota corporation) (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Insignia Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Insignia Systems, Inc. as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2011, and our report dated March 7, 2012, expressed an unqualified opinion on those financial statements.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 7, 2012

Report of Independent registered Public Accounting firm

To the Board of Directors and Shareholders
Insignia Systems, Inc.

We have audited the Insignia Systems, Inc. (a Minnesota corporation) statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Insignia Systems, Inc. for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 31, 2010

Insignia Systems, Inc.
BALANCE SHEETS

As of December 31	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$23,202,000	$13,196,000
Short-term investments	—	500,000
Accounts receivable, net	2,663,000	3,227,000
Inventories	321,000	414,000
Deferred tax assets, net	483,000	151,000
Prepaid expenses and other	1,187,000	360,000
Total Current Assets	27,856,000	17,848,000

Other Assets:
Property and equipment, net	2,759,000	975,000
Non-current deferred tax assets, net	—	5,551,000
Other assets, net	3,979,000	227,000

Total Assets	$34,594,000	$24,601,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,444,000	$2,335,000
Income tax payable	748,000	—
Accrued liabilities:
Retailer payments	90,000	1,119,000
Compensation	1,353,000	809,000
Legal	30,000	376,000
Employee stock purchase plan	139,000	170,000
Other	290,000	400,000
Deferred revenue	91,000	134,000
Total Current Liabilities	5,185,000	5,343,000

Long-Term Liabilities:
Accrued compensation	800,000	—
Deferred tax liabilities, net	326,000	—
Accrued income taxes	424,000	—
Total Long-Term Liabilities	1,550,000	—

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 13,630,000 in 2011 and 15,847,000 in 2010	136,000	159,000
Additional paid-in capital	22,418,000	33,548,000
Retained earnings (accumulated deficit)	5,305,000	(14,449,000)
Total Shareholders’ Equity	27,859,000	19,258,000

Total Liabilities and Shareholders’ Equity	$34,594,000	$24,601,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS

Year Ended December 31	2011	2010	2009
Services revenues	$15,032,000	$27,231,000	$26,666,000
Products revenues	2,201,000	2,776,000	2,104,000
Total Net Sales	17,233,000	30,007,000	28,770,000

Cost of services	10,903,000	12,983,000	12,014,000
Cost of goods sold	1,512,000	1,853,000	1,415,000
Total Cost of Sales	12,415,000	14,836,000	13,429,000
Gross Profit	4,818,000	15,171,000	15,341,000

Operating Expenses:
Selling	5,753,000	7,082,000	6,632,000
Marketing	1,700,000	1,635,000	1,540,000
General and administrative	5,495,000	5,549,000	4,811,000
Insurance settlement proceeds	—	—	(1,387,000)
Gain from litigation settlement, net	(89,762,000)	—	—
Total Operating Expenses	(76,814,000)	14,266,000	11,596,000
Operating Income	81,632,000	905,000	3,745,000

Other Income (Expense):
Interest income	63,000	39,000	127,000
Interest expense	—	(22,000)	(40,000)
Other expense, net	—	—	(1,000)
Total Other Income	63,000	17,000	86,000
Income Before Income Taxes	81,695,000	922,000	3,831,000
Income tax benefit (expense)	(30,606,000)	5,674,000	(115,000)
Net Income	$51,089,000	$6,596,000	$3,716,000

Net income per share:
Basic	$3.35	$0.42	$0.25
Diluted	$3.29	$0.39	$0.23

Shares used in calculation of net income per share:
Basic	15,229,000	15,589,000	15,139,000
Diluted	15,512,000	16,925,000	15,846,000

Cash dividends declared per common share:	$2.00	$0.00	$0.00

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital
	Common Stock
	Shares	Amount			Total

Balances at December 31, 2008	15,069,000	$151,000	$31,881,000	$(24,761,000)	$7,271,000
Issuance of common stock, net	112,000	1,000	160,000	—	161,000
Value of stock-based compensation	—	—	537,000	—	537,000
Net income	—	—	—	3,716,000	3,716,000

Balances at December 31, 2009	15,181,000	152,000	32,578,000	(21,045,000)	11,685,000
Issuance of common stock, net	751,000	8,000	727,000	—	735,000
Repurchase of common stock, net	(85,000)	(1,000)	(468,000)	—	(469,000)
Value of stock-based compensation	—	—	711,000	—	711,000
Net income	—	—	—	6,596,000	6,596,000

Balances at December 31, 2010	15,847,000	159,000	33,548,000	(14,449,000)	19,258,000
Issuance of common stock, net	1,556,000	15,000	3,111,000	—	3,126,000
Repurchase of common stock, net	(3,773,000)	(38,000)	(17,331,000)	—	(17,369,000)
Value of stock-based compensation	—	—	721,000	—	721,000
Dividends paid	—	—	—	(31,335,000)	(31,335,000)
Excess tax benefit from stock options	—	—	2,369,000	—	2,369,000
Net income	—	—	—	51,089,000	51,089,000

Balances at December 31, 2011	13,630,000	$136,000	$22,418,000	$5,305,000	$27,859,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS

Year Ended December 31	2011	2010	2009
Operating Activities:
Net income	$51,089,000	$6,596,000	$3,716,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	694,000	339,000	405,000
Deferred income tax expense (benefit)	5,545,000	(5,702,000)	—
Stock-based compensation	721,000	711,000	537,000
Changes in operating assets and liabilities:
Accounts receivable	564,000	(337,000)	(123,000)
Inventories	93,000	(25,000)	53,000
Prepaid expenses and other	(862,000)	(151,000)	(158,000)
Accounts payable	109,000	82,000	(496,000)
Accrued liabilities	(172,000)	297,000	(1,417,000)
Income tax payable	3,117,000	—	—
Accrued income taxes	424,000	—	—
Excess tax benefit from stock options	(2,369,000)	—	—
Deferred revenue	(43,000)	(971,000)	(53,000)
Net cash provided by operating activities	58,910,000	839,000	2,464,000

Investing Activities:
Purchases of property and equipment	(2,195,000)	(387,000)	(278,000)
Acquisition of selling arrangement	(4,000,000)	—	—
Purchases of investments	—	(3,800,000)	(6,300,000)
Proceeds from sale of investments	500,000	7,700,000	1,900,000
Net cash provided by (used in) investing activities	(5,695,000)	3,513,000	(4,678,000)

Financing Activities:
Payment of long-term liabilities	—	(219,000)	(202,000)
Excess tax benefit from stock options	2,369,000	—	—
Dividends paid	(31,335,000)	—	—
Proceeds from issuance of common stock, net	3,126,000	735,000	161,000
Repurchase of common stock, net	(17,369,000)	(469,000)	—
Net cash provided by (used in) financing activities	(43,209,000)	47,000	(41,000)

Increase (decrease) in cash and cash equivalents	10,006,000	4,399,000	(2,255,000)

Cash and cash equivalents at beginning of year	13,196,000	8,797,000	11,052,000
Cash and cash equivalents at end of year	$23,202,000	$13,196,000	$8,797,000

Supplemental disclosures for cash flow information:
Cash paid during the year for income taxes	$21,762,000	$62,000	$67,000
Cash paid during the year for interest	—	110,000	72,000

Non-cash investing and financing activities:
Cashless exercise of options and warrants	$800,000	$3,363,000	$—

See accompanying notes to financial statements.

Insignia Systems, Inc.
Notes to Financial Statements

1.	Summary of Significant Accounting Policies.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2011, $5,963,000 was invested in an overnight repurchase account and $15,000,000 was invested in certificates of deposit. At December 31, 2010, $5,001,000 was invested in an overnight repurchase account and $7,400,000 was invested in certificates of deposit. The balances in cash accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Amounts held in checking accounts during the years ended December 31, 2011 and 2010, were fully insured under the Federal government’s Temporary Liquidity Guarantee Program. Amounts held in repurchase accounts during the years ended December 31, 2011 and 2010, were invested in Ginnie Mae mortgage securities which were backed by the full faith and credit guaranty of the United States government. Bank certificates of deposit at December 31, 2011 and 2010, were held at various institutions with amounts at each institution at or below the $250,000 insured limit of the Federal Deposit Insurance Corporation.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2011	2010	2009
Beginning balance	$8,000	$8,000	$7,000
Bad debt provision	7,000	—	9,000
Accounts written-off	(3,000)	—	(8,000)
Ending balance	$12,000	$8,000	$8,000

Inventories. Inventories are primarily comprised of parts and supplies for Impulse and SIGNright machines, sign cards, and roll stock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

December 31	2011	2010
Raw materials	$74,000	$132,000
Work-in-process	12,000	25,000
Finished goods	235,000	257,000
	$321,000	$414,000

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

Production tooling	1-3 years
Machinery and equipment	5-6 years
Office furniture and fixtures	3 years
Computer equipment and software	3 years

Leasehold improvements are amortized over the shorter of the remaining term of the lease or estimated life of the asset.

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair market value. There were no impairments during the years ended December 31, 2011, 2010 and 2009.

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

The expected terms of the options and employee stock purchase plan rights are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on historical and expected future volatility of the Company’s stock. The Company has not historically issued any dividends, beyond the one-time special dividend declared on February 22, 2011, and paid on May 2, 1011, and does not expect to in the future. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

If factors change and we employ different assumptions in the valuation of grants in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current periods.

Advertising Costs. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $18,000, $3,000 and $11,000 during the years ended December 31, 2011, 2010 and 2009.

Net Income Per Share. Basic net income per share is computed by dividing net income by the weighted average shares outstanding and excludes any dilutive effects of options and warrants. Diluted net income per share gives effect to all diluted potential common shares outstanding during the year. Options to purchase approximately 764,000, 551,000 and 1,852,000 shares of common stock with weighted average exercise prices of $6.04, $7.44 and $4.53 were outstanding at December 31, 2011, 2010 and 2009 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the reporting periods.

Weighted average common share outstanding for the years ended December 31, 2011, 2010 and 2009 were as follows:

Year ended December 31	2011	2010	2009
Denominator for basic net income per share -weighted average shares	15,229,000	15,589,000	15,139,000

Effect of dilutive securities:
Stock options and warrants	283,000	1,336,000	707,000

Denominator for diluted net income per share - adjusted weighted average shares	15,512,000	16,925,000	15,846,000

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

2.

Selling Arrangement. In February 2011, the Company paid News America Marketing In-Store, LLC (News America) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $283,000 for the year ended December 31, 2011 and is expected to be $400,000 per year over the next five years, is recorded within Cost of Services in the Company’s Statements of Operations. The net carrying amount of the selling arrangement is recorded within Other Assets on the Company’s Balance Sheets. A summary of the carrying amount of this selling arrangement is as follows as of December 31, 2011:

Description	Gross Cost	Accumulated Amortization	Net Balance
Selling Arrangement	$4,000,000	$(283,000)	$3,717,000

3.	Property and Equipment. Property and equipment consists of the following at December 31:

	2011	2010
Property and Equipment:
Production tooling, machinery and equipment	$3,908,000	$2,344,000
Office furniture and fixtures	260,000	258,000
Computer equipment and software	1,008,000	936,000
Web site	38,000	38,000
Leasehold improvements	595,000	351,000
	5,809,000	3,927,000
Accumulated depreciation and amortization	(3,050,000)	(2,952,000)
Net Property and Equipment	$2,759,000	$975,000

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $411,000, $339,000 and $405,000, respectively.

4.	Commitments and Contingencies.

Operating Leases. The Company conducts its operations in a leased facility. On March 27, 2008, the Company entered into an operating lease for its current facility which is in effect from August 2008 through February 2016. The Company had also previously leased equipment under operating lease agreements effective through September 2009. Rent expense under all of these leases, excluding operating costs, was approximately $445,000, $446,000 and $451,000 for the years ended December 31, 2011, 2010 and 2009.

Minimum future lease obligations under these leases, excluding operating costs, are approximately as follows for the years ending December 31:

2012	$465,000
2013	474,000
2014	484,000
2015	492,000
2016	82,000

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for fixed or store-based payments rather than sign placement-based payments. During the years ended December 31, 2011, 2010 and 2009, the Company incurred $1,371,000, $3,324,000 and $3,017,000 of costs related to fixed and store-based payments. The amounts are recorded in Cost of Services in the Company’s Statements of Operations.

Aggregate commitment amounts under agreements with retailers are approximately as follows for the years ending December 31:

2012	$807,000
2013	791,000
2014	256,000

On an ongoing basis the Company negotiates renewals of various retailer agreements. Upon the completion of future contract renewals, the annual commitment amounts for 2012 and thereafter could be in excess of the amounts above.

Legal. On February 9, 2011, the Company and News America entered into a settlement agreement to resolve the antitrust and false advertising lawsuit that had been outstanding for several years. Pursuant to the Settlement Agreement, News America paid the Company $125,000,000, and the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent (see Note 2).

A reconciliation of the settlement proceeds to the gain from litigation settlement recognized in the Company’s Statements of Operations is as follows:

Year Ended December 31	2011	2010	2009
Settlement proceeds	$125,000,000	$—	$—
Less contingent attorney’s fees	(31,250,000)	—	—
Less bonuses paid to employees	(3,988,000)	—	—
Gain from litigation settlement, net	$89,762,000	$—	$—

In March 2009, the Company settled its claim against its directors and officers liability and general liability insurer and received a payment of $1,387,000 as part of the settlement. The Company recorded the payment as Insurance Settlement Proceeds in the Statements of Operations for the year ended December 31, 2009, and the litigation with the insurers is now finished.

During the years ended December 31, 2011, 2010 and 2009, the Company incurred legal fees of $1,588,000, $2,081,000 and $1,839,000. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the Company’s Statements of Operations.

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

The following table summarizes the stock-based compensation expense which was recognized in the Company’s Statements of Operations for the years ended December 31, 2011, 2010 and 2009:

Year ended December 31	2011	2010	2009
Cost of sales	$135,000	$131,000	$103,000
Selling	190,000	180,000	120,000
Marketing	90,000	88,000	63,000
General and administrative	306,000	312,000	251,000
	$721,000	$711,000	$537,000

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2011	2010	2009

Stock Options:
Expected life (years)	4.51	3.54	3.57
Expected volatility	70%	55%	77%
Dividend yield	0%	0%	0%
Risk-free interest rate	1.60%	1.28%	1.31%

	2011	2010	2009
Stock Purchase Plan Options:
Expected life (years)	1.0	1.0	1.0
Expected volatility	30%	55%	90%
Dividend yield	0%	0%	0%
Risk-free interest rate	0.30%	0.45%	0.40%

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

As of December 31, 2011, there was $672,000 of total unrecognized compensation costs related to the outstanding stock options which is expected to be recognized over a weighted average period of 1.2 years.

Stock Options. Prior to 2003 the Company had a stock option plan (the “1990 Plan”) for its employees and directors under which substantially all of the shares reserved for issuance had been issued. During May 2003, the Company’s shareholders approved the 2003 Incentive Stock Option Plan (the “2003 Plan”), which replaced the 1990 Plan. In May 2011, the Company’s shareholders voted to increase the common shares reserved for issuance from 2,875,000 to 3,175,000. Options granted under the 1990 Plan will remain in effect until they are exercised or expire according to their terms. All current option grants are made under the 2003 Plan.

Under the terms of the stock option plans, the Company grants incentive or non-qualified stock options to employees and directors generally at an exercise price at or above 100% of fair market value at the close of business on the date of grant. The stock options expire ten years after the date of grant and generally vest over three years. The Company issues new shares with stock options are exercised.

The following table summarizes activity under the option plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per	Aggregate Intrinsic Value
Balance at January 1, 2009	264,004	2,497,711	$3.50
Reserved	250,000	—
Granted	(353,500)	353,500	2.88
Exercised	—	(51,866)	2.36	$103,000
Cancelled - 2003 Plan	1,101	(1,101)	3.88
Cancelled - 1990 Plan	—	(150,000)	8.35

Balance at December 31, 2009	161,605	2,648,244	$3.17
Reserved	250,000	—
Granted	(334,500)	334,500	5.49
Exercised	—	(350,250)	2.21	$1,155,000
Cancelled - 2003 Plan	12,700	(12,700)	5.48
Cancelled - 1990 Plan	—	(21,870)	6.95

Balance at December 31, 2010	89,805	2,597,924	$3.55
Reserved	300,000	—
Granted	(416,450)	416,450	3.85
Exercised	—	(1,634,671)	2.31	$7,094,000
Cancelled - 2003 Plan	26,666	(26,666)	4.82
Cancelled - 1990 Plan	—	(118,300)	7.84

Balance at December 31, 2011	21	1,234,737	$4.87

The number of options exercisable under the option plans was:

December 31, 2009	1,988,202
December 31, 2010	1,994,945
December 31, 2011	562,488

The following table summarizes information about the stock options outstanding at December 31, 2011:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.92	–	$2.80	305,055	7.23 years	$2.46	175,872	$2.37
3.02	–	3.79	101,299	7.58 years	3.48	49,633	3.75
	4.22		321,750	8.83 years	4.22	20,000	4.22
	4.66		3,333	7.94 years	4.66	1,667	4.66
	5.49		287,000	7.83 years	5.49	99,016	5.49
5.80	–	11.36	216,300	0.58 years	9.05	216,300	9.05
$1.92	–	$11.36	1,234,737	6.65 years	$4.87	562,488	$5.68

Options outstanding under the Option Plans expire at various dates during the period February 2012 through December 2021. Options outstanding at December 31, 2011 had a weighted average remaining life of 6.65 years and an aggregate intrinsic value of $7,000. Options exercisable at December 31, 2011 had a weighted average remaining life of 4.60 years and an aggregate intrinsic value of $7,000. The weighted average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009, were $2.12, $2.23 and $1.55.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “Plan”) that enables employees to contribute up to 10% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of the year. During the years ended December 31, 2011, 2010 and 2009, employees purchased 39,907, 143,493 and 59,634 shares under the Plan. At December 31, 2011, 86,176 shares are reserved for future employee purchases of common stock under the Plan. For the years ended December 31, 2011, 2010 and 2009, the Company recognized $42,000, $80,000 and $77,000 of stock-based compensation expense related to the Plan.

Dividends. As of December 31, 2010, the Company had never paid a cash dividend on its common stock. On February 22, 2011, the Board declared a one-time special dividend of $2.00 per share to shareholders of record as of April 1, 2011, paid May 2, 2011. Since this special dividend exceeded 25% of the Company’s stock price, in accordance with applicable NASDAQ rules, the ex-dividend date was May 3, 2011, one day following the payment date. Outside of this special dividend, the Board of Directors presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

Stock Repurchase Plan. On February 23, 2010, the Board of Directors authorized the repurchase of up to $2,000,000 of the Company’s common stock on or before January 31, 2011. The plan did not obligate the Company to repurchase any particular number of shares, and may have been suspended at any time at the Company’s discretion. At December 31, 2010, 85,000 shares had been repurchased under this plan.

On February 22, 2011, the Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012, under a new plan. On May 25, 2011, the Board amended the plan to increase the maximum share purchase amount from $15,000,000 to $20,000,000. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. As of January 31, 2012, the Company has repurchased a total of 3,877,000 shares totaling $17,562,000.

During the year ended December 31, 2011, the Company repurchased shares of stock from certain executive officers and employees of the Company. These share repurchases qualify as related party transactions. The Company repurchased a total of approximately 738,000 shares from these individuals at a total amount of $1,590,000.

6.	Income Taxes. The provision (benefit) for income taxes consists of the following:

Year Ended December 31	2011	2010	2009
Current taxes - Federal	$22,678,000	$—	$86,000
Current taxes - State	2,383,000	28,000	29,000
Deferred taxes - Federal	5,226,000	1,086,000	645,000
Deferred taxes - State	319,000	95,000	56,000
Benefit from adjustment of valuation allowance	—	(6,883,000)	(701,000)

Provision (benefit) for income taxes	$30,606,000	$(5,674,000)	$115,000

Significant components of the deferred taxes are as follows:

As of December 31	2011	2010

Current Deferred Tax Assets:
Accrued compensation	$304,000	$—
Accrued expenses	147,000	119,000
Inventory reserve	27,000	29,000
Other	5,000	3,000
Current deferred tax assets before valuation allowance	483,000	151,000
Less valuation allowance	—	—

Current deferred tax assets	$483,000	$151,000

Long-Term Deferred Tax Assets (Liabilities):
Accrued compensation	$304,000	$—
Net operating loss carryforwards	36,000	6,291,000
Depreciation	(692,000)	55,000
Stock options	26,000	107,000
Alternative minimum tax credits	—	125,000
Other	—	3,000
Long-term deferred tax assets (liabilities) before valuation allowance	(326,000)	6,581,000
Less valuation allowance	—	(1,030,000)

Long-term deferred tax assets (liabilities)	$(326,000)	$5,551,000

At December 31, 2010, the Company had federal net operating loss carryforwards of approximately $18,744,000, which were fully utilized in 2011. The Company had previously determined that these carryforwards are not subject to the limitations of Internal Revenue Code Section 382 which provides limitations on the availability of net operating losses to offset current taxable income if an ownership change has occurred.

At December 31, 2010, the Company had indefinite-lived alternative minimum tax credit carryforwards of $125,000, which were fully utilized in 2011.

During the year ended December 31, 2010, the Company recorded a $6,883,000 net release of the valuation allowance. The release was due to the taxable income generated from the News America lawsuit settlement on February 9, 2011. During the year ended December 31, 2009, the Company recorded a $701,000 net release of the valuation allowance related to the utilization of loss carryforwards and determined that it was still more likely than not that none of the remaining deferred tax assets would be realized. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company’s recent performance.

The tax benefit related to the partial release of the valuation allowance against deferred tax assets for the year ended December 31, 2010 was $5,674,000. Included as part of the Company’s net operating loss carryforwards at December 31, 2010 were approximately $2,700,000 in tax deductions that resulted from the exercise of stock options. When these tax deductions were realized in 2011, the corresponding income tax benefit of the change in the valuation allowance was recorded as additional paid-in capital.

The actual tax expense attributable to income from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 35% to the net income as follows:

Year Ended December 31	2011	2010	2009
Federal statutory rate	35.0%	34.0%	34.0%

Change in valuation allowance	—	(674.9)	(35.3)
Stock options	(0.2)	19.6	3.0
State taxes	2.0	2.6	0.5
Meals and entertainment	—	3.6	0.8
Impact of uncertain tax positions	0.5	—	—
Other	0.2	(0.3)	—

Effective federal income tax rate	37.5%	(615.4)%	3.0%

The Company has recorded a liability of $424,000 for uncertain tax positions taken in tax returns during the year ended December 31, 2011. This liability is reflected as Accrued Income Taxes on the Company’s Balance Sheets. The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service are 2008 and forward. With limited exceptions, tax years prior to 2008 are no longer open in major state and local tax jurisdictions. The Company does not anticipate that the total unrecognized tax benefits will change significantly prior to December 31, 2012.

7.

Employee Benefit Plans. The Company sponsors a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. During the years ended December 31, 2011, 2010 and 2009, the Company made a matching contribution of $87,000, $84,000 and $77,000, respectively.

8.	Concentrations.

Major Customers. During the year ended December 31, 2011, two customers accounted for 33% and 12% of the Company’s total net sales. At December 31, 2011, these two customers represented 30% and 12% of the Company’s total accounts receivable. During the year ended December 31, 2010, three customers accounted for 20%, 19% and 15% of the Company’s total net sales. At December 31, 2010, these three customers represented 11%, 26%, and 6% of the Company’s total accounts receivable. During the year ended December 31, 2009, two customers each accounted for 20% of the Company’s total net sales.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

Export Sales. Export sales accounted for less than 1% of total net sales during the years ended December 31, 2011, 2010 and 2009.

9.	Quarterly Financial Data. (Unaudited)
Quarterly data for the years ended December 31, 2011 and 2010 was as follows:

Year Ended December 31, 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$4,947,000	$5,026,000	$3,060,000	$4,200,000
Gross profit	2,036,000	1,938,000	170,000	674,000
Net income (loss)	53,873,000	(675,000)	(1,721,000)	(388,000)
Net income (loss) per share:
Basic	$3.37	$(0.04)	$(0.11)	$(0.03)
Diluted	$3.17	$(0.04)	$(0.11)	$(0.03)

Year Ended December 31, 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$5,883,000	$8,326,000	$8,517,000	$7,281,000
Gross profit	2,930,000	4,345,000	4,475,000	3,421,000
Net income (loss)	(435,000)	654,000	932,000	5,445,000
Net income (loss) per share:
Basic	$(0.03)	$0.04	$0.06	$0.34
Diluted	$(0.03)	$0.04	$0.05	$0.32

10.

Subsequent Events. On March 1, 2012, the Company enacted a plan to restructure its operations, including workforce reductions, salary adjustments and other cost-saving initiatives. The Company expects to pay approximately $450,000 related to the restructuring in March 2012.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2011 were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation management believes our internal control over financial reporting was effective as of December 31, 2011.

Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2011. The attestation report of Baker Tilly Virchow Krause, LLP, on our internal control over financial reporting as of December 31, 2011 is included in Part II, Item 8 under Reports of Independent Registered Public Accounting Firm and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.          Other Information

None.

PART III.

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by Item 10 concerning the directors and executive officers of the Company and corporate governance is incorporated herein by reference to the Company’s proxy statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 11.     Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the Company’s proxy statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 13.     Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the Company’s proxy statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 14.     Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the Company’s proxy statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV.

Item 15.      Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firms
Balance Sheets as of December 31, 2011 and 2010
Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Financial Statements

(a)	Exhibits

Exhibit Number	Description	Incorporation By Reference To

3.1	Articles of Incorporation of Registrant, as amended to date	Exhibit 3.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

3.2	Bylaws, as amended to date	Exhibit 3.1 of the Registrant’s Form 8-K filed February 23, 2007

4.1	Specimen Common Stock Certificate of Registrant	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

10.1	The Company’s 1990 Stock Plan, as amended	Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

10.2	Employee Stock Purchase Plan, as amended	Exhibit 4.2 of the Registrants Registration Statement on Form S-8, Reg. No. 333-161311

10.3	The Company’s 2003 Incentive Stock Option Plan, as amended	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-168715

10.4	Amended Change in Control Severance Agreement with Scott F. Drill dated May 26, 2010	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010

10.5	Amended Change in Control Severance Agreement with Justin W. Shireman dated May 26, 2010	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010

10.6	Exclusive Reseller Agreement between Valassis Sales & Marketing Services, Inc. and the Company entered into as of June 12, 2006	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2006 (Confidential treatment has been requested for portions of the Agreement pursuant to Rule 24b-2.)

10.7	Amendment #1 dated December 6, 2006 to the Exclusive Reseller Agreement dated June 12, 2006 between Valassis Sales & Marketing Services, Inc. and the Company	Exhibit 10.1 of the Registrant’s Form 10-K/A for the year ended December 31, 2008 (Confidential treatment has been requested for portions of the Amendment pursuant to Rule 24b-2.)

10.8	Amended Change in Control Severance Agreement with Scott J. Simcox dated May 26, 2010	Exhibit 10.3 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010

Exhibit Number	Description	Incorporation By Reference To

10.9	Amended Change in Control Severance Agreement with Alan Jones dated May 26, 2010	Exhibit 10.4 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010

10.10	Amended Change in Control Severance Agreement with A. Thomas Lucas dated May 26, 2010	Exhibit 10.5 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010

10.11	Amendment #2 dated July 2, 2007 to Exclusive Reseller Agreement dated June 12, 2006 between Valassis Sales & Marketing Services, Inc. and the Company	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007 (Confidential treatment has been requested for portions of the Amendment pursuant to Rule 24b-2.)

10.12	Form of Warrant dated July 2, 2007 to purchase shares of common stock issued to Valassis Sales & Marketing Services, Inc. by the Company per Amendment #2 to the Exclusive Reseller Agreement	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007

10.13	Lease Agreement between the Company and the Landlord (Opus Northwest L.L.C.) dated March 27, 2008 (Exhibits Omitted)	Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

10.14	2010 Executive Officer Incentive Bonus Plan	Exhibit 99.1 of the Registrant’s Form 8-K filed June 2, 2010

10.15	Change in Control Severance Agreement with John C. Gonsior dated June 13, 2011	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011

10.16	Exclusive Agreement for Sale and Implementation of Specified Signs with Price approved June 6, 2011 (confidential treatment requested)	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011

10.17	Settlement Agreement and Release with News America Marketing In-Store, LLC, dated February 9, 2011, including exhibits (confidential treatment requested)	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2011

14	Code of Ethics	Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ Scott F. Drill
Scott F. Drill
President and CEO
Dated: March 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott F. Drill	President, Chief Executive Officer (principal	March 7, 2012
Scott F. Drill	executive officer) Secretary and Director

/s/ John C. Gonsior	Vice President of Finance, Chief Financial Officer	March 7, 2012
John C. Gonsior	(principal financial and accounting officer) and Treasurer

/s/ David L. Boehnen	Director	March 7, 2012
David L. Boehnen

/s/ Peter V. Derycz	Director	March 7, 2012
Peter V. Derycz

/s/ Donald J. Kramer	Director	March 7, 2012
Donald J. Kramer

/s/ Reid V. MacDonald	Director	March 7, 2012
Reid V. MacDonald

/s/ Gordon F. Stofer	Director	March 7, 2012
Gordon F. Stofer