Form 10-Q
period 2012-03-31
INSIGNIA SYSTEMS INC/MN
filed 2012-05-03
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2012
or
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
Yes ☐ No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of May 1, 2012 was 13,602,280.

Insignia Systems, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$20,275,000	$23,202,000
Accounts receivable, net	1,998,000	2,663,000
Inventories	359,000	321,000
Deferred tax assets, net	483,000	483,000
Prepaid expenses and other	1,872,000	1,187,000
Total Current Assets	24,987,000	27,856,000

Other Assets:
Property and equipment, net	2,616,000	2,759,000
Other assets, net	3,764,000	3,979,000
Total Assets	$31,367,000	$34,594,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,202,000	$2,444,000
Accrued liabilities	1,775,000	1,902,000
Income tax payable	—	748,000
Deferred revenue	255,000	91,000
Total Current Liabilities	4,232,000	5,185,000

Long-Term Liabilities:
Accrued compensation	—	800,000
Deferred tax lilabilities, net	326,000	326,000
Accrued income taxes	424,000	424,000
Total Liabilities	4,982,000	6,735,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $0.01:
Authorized shares - 40,000,000 Issued and outstanding shares - 13,602,000 at March 31, 2012 and 13,630,000 at December 31, 2011	136,000	136,000
Additional paid-in capital	22,521,000	22,418,000
Retained earnings	3,728,000	5,305,000
Total Shareholders’ Equity	26,385,000	27,859,000

Total Liabilities and Shareholders’ Equity	$31,367,000	$34,594,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2012	2011
Services revenues	$3,468,000	$4,374,000
Products revenues	529,000	573,000
Total Net Sales	3,997,000	4,947,000

Cost of services	2,687,000	2,543,000
Cost of goods sold	410,000	368,000
Total Cost of Sales	3,097,000	2,911,000
Gross Profit	900,000	2,036,000

Operating Expenses:
Selling	1,646,000	1,555,000
Marketing	434,000	414,000
General and administrative	1,074,000	2,026,000
Gain from litigation settlement, net	—	(89,762,000)
Total Operating Expenses, net	3,154,000	(85,767,000)
Operating Income (Loss)	(2,254,000)	87,803,000

Other income	7,000	21,000

Income (Loss) Before Taxes	(2,247,000)	87,824,000

Income tax benefit (expense)	670,000	(33,951,000)
Net Income (Loss)	$(1,577,000)	$53,873,000

Net income (loss) per share:
Basic	$(0.12)	$3.37
Diluted	$(0.12)	$3.17

Shares used in calculation of net income (loss) per share:
Basic	13,611,000	15,990,000
Diluted	13,611,000	16,986,000

Cash dividends declared per common share:	$0.00	$2.00

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2012	2011
Operating Activities:
Net income (loss)	$(1,577,000)	$53,873,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	283,000	88,000
Deferred income tax expense	—	5,385,000
Stock-based compensation expense	185,000	145,000
Changes in operating assets and liabilities:
Accounts receivable	665,000	405,000
Inventories	(38,000)	(19,000)
Prepaid expenses and other	(570,000)	54,000
Accounts payable	(242,000)	(183,000)
Accrued liabilities	(927,000)	(130,000)
Income tax payable	(748,000)	28,145,000
Accrued income taxes	—	400,000
Excess tax benefit from stock options	—	(2,222,000)
Deferred revenue	164,000	25,000
Net cash provided by (used in) operating activities	(2,805,000)	85,966,000

Investing Activities:
Purchases of property and equipment	(40,000)	(41,000)
Acquisition of selling arrangement	—	(4,000,000)
Proceeds from sale of investments	—	500,000
Net cash used in investing activities	(40,000)	(3,541,000)

Financing Activities:
Proceeds from issuance of common stock	131,000	3,069,000
Excess tax benefit from stock options	—	2,222,000
Repurchase of common stock, net	(213,000)	(10,672,000)
Net cash used in financing activities	(82,000)	(5,381,000)
Increase (decrease) in cash and cash equivalents	(2,927,000)	77,044,000

Cash and cash equivalents at beginning of period	23,202,000	13,196,000
Cash and cash equivalents at end of period	$20,275,000	$90,240,000

Supplemental disclosures for cash flow information:
Cash paid for income taxes	$790,000	$12,000

Non-cash investing and financing activities:
Dividend payable	$—	$31,335,000
Cashless exercise of stock options	$—	$800,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to consumer packaged goods manufacturers (customers) and retailers. The Company has been in business since 1990. The Company’s products and services include the Insignia POPSign® program, thermal sign card supplies for the Company’s Impulse system, Stylus software and laser printable cardstock and label supplies. Since 1998, the Company has focused on providing in-store services through the Insignia Point-of- Purchase Services (Insignia POPS®) in-store advertising program.

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2012, its results of operations for the three months ended March 31, 2012 and 2011, and its cash flows for the three months ended March 31, 2012 and 2011. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Summary of Significant Accounting Policies in the Company’s 2011 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	March 31, 2012	December 31, 2011
Raw materials	$80,000	$74,000
Work-in-process	5,000	12,000
Finished goods	274,000	235,000
	$359,000	$321,000

Property and Equipment. Property and equipment consists of the following:

	March 31, 2012	December 31, 2011
Property and Equipment:
Production tooling, machinery and equipment	$3,912,000	$3,908,000
Office furniture and fixtures	260,000	260,000
Computer equipment and software	1,023,000	1,008,000
Web site	38,000	38,000
Leasehold improvements	616,000	595,000
	5,849,000	5,809,000
Accumulated depreciation and amortization	(3,233,000)	(3,050,000)
Net Property and Equipment	$2,616,000	$2,759,000

Depreciation expense was approximately $183,000 and $88,000 in the three months ended March 31, 2012 and 2011, respectively.

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based payments at fair value using the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The Company recognizes stock-based compensation expense on a straight-line method over the requisite service period of the award.

During the three months ended March 31, 2012 and 2011, no stock option awards were granted by the Company. The Company estimated the fair value of stock-based rights granted during the three months ended March 31, 2012 under the employee stock purchase plan using the following weighted average assumptions: expected life of 1 year, expected volatility of 46%, dividend yield of 0% and risk-free interest rate of 0.12%. The total fair value of stock-based rights granted under the employee stock purchase plan during each of the three months ended March 31, 2012 and 2011 was approximately $16,000. Total stock-based compensation expense recorded for the three months ended March 31, 2012 and 2011, was $185,000 and $145,000, respectively. During the three months ended March 31, 2012 and 2011, there were zero and 1,608,000 stock options exercised, for which the Company received proceeds of $0 and $2,915,000.

Dividends Paid. On February 22, 2011, after receipt of a settlement payment in the Company’s antitrust and false advertising lawsuit with News America Marketing In-Store, LLC (“News America”), the Board of Directors approved a special $2.00 per common share dividend totaling $31,335,000, which was paid on May 2, 2011. Prior to May 2, 2011, the Company had never paid a dividend, and no dividends were paid in the quarter ending March 31, 2012.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any potential dilutive effects of stock options. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period.

Due to the net loss incurred during the three months ended March 31, 2012, all stock options were anti-dilutive. Options to purchase approximately 315,000 shares of common stock with a weighted average exercise price of $8.80 were outstanding at March 31, 2011 and were not included in the computation of common stock equivalents for the three months ended March 31, 2011 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three months ended March 31, 2012 and 2011 were as follows:

Three Months Ended March 31	2012	2011
Denominator for basic net income (loss) per share - weighted average shares	13,611,000	15,990,000

Effect of dilutive securities:
Stock options	—	996,000

Denominator for diluted net income (loss) per share - weighted average shares	13,611,000	16,986,000

2.

Restructuring. The Company implemented a plan to restructure its operations in March 2012, including workforce reductions, salary adjustments and other cost-saving initiatives. As part of this restructuring plan, approximately 29% of the Company’s workforce was reduced. A restructuring charge of $373,000 was recorded during the quarter ended March 31, 2012. The Company recorded $93,000 of this charge within Cost of Sales, and $280,000 within Operating Expenses in the Company’s Statements of Operations. Substantially all amounts related to this restructuring had been paid by March 31, 2012.

3.

Selling Arrangement. In February 2011, the Company and News America entered into a settlement agreement to resolve the Company’s antitrust and false advertising lawsuit that had been outstanding for several years. Pursuant to the Settlement Agreement, News America paid the Company $125,000,000, and the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 in the three months ended March 31, 2012 and is expected to be $400,000 per year over the next five years, is recorded within Cost of Services in the Company’s Statements of Operations. The net carrying amount of the selling arrangement is recorded within Other Assets on the Company’s Condensed Balance Sheets.

A reconciliation of the settlement proceeds to the gain from litigation settlement recognized in the Company’s Statements of Operations is as follows:

Three Months Ended March 31	2012	2011
Settlement proceeds	$—	$125,000,000
Less contingent attorney’s fees	—	(31,250,000)
Less bonuses paid to employees	—	(3,988,000)
Gain from litigation settlement, net	$—	$89,762,000

4.

Income Taxes. For the three months ended March 31, 2012, the Company recorded an income tax benefit of $670,000, or 29.8% of loss before taxes. The income tax provision during the three months ended March 31, 2012, is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2012 effective tax rate and the statutory federal rate are nondeductible meals and entertainment and expense related to equity compensation.

As a result of the taxable income generated by the settlement proceeds, $5,385,000 of the Company’s deferred tax assets was utilized during the first three months of 2011. For the three months ended March 31, 2011, the provision for income taxes was $33,951,000, or 38.7% of income before taxes. The income tax provision during the three months ended March 31, 2011, was comprised of federal and state taxes. The primary difference between the Company’s March 31, 2011 effective tax rate and the statutory federal rate is due to state income taxes.

As of March 31, 2012, the Company had unrecognized tax benefits totaling $424,000 excluding interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $424,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2012.

5.

Concentrations. During the three months ended March 31, 2012, one customer accounted for 37% of the Company’s total net sales. At March 31, 2012, this customer accounted for 32% of the Company’s total accounts receivable. During the three months ended March 31, 2011, two customers accounted for 29% and 18%, respectively, of the Company’s total net sales. At March 31, 2011, these two customers represented 26% and 12%, respectively, of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

6.

Shareholders’ Equity. On February 22, 2011, the Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012. On May 25, 2011, the Board amended the plan to increase the maximum share purchase amount from $15,000,000 to $20,000,000. The plan did not obligate the Company to repurchase any particular number of shares, and could have been suspended at any time at the Company’s discretion. The Board of Directors did not extend this plan after its expiration on January 31, 2012. For the three months ended March 31, 2012 and 2011, the Company repurchased approximately 104,000 and 1,584,000 shares, respectively, at a total cost of $213,000 and $10,672,000, respectively.

7.

New Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011 and was to be applied prospectively. The adoption of this ASU did not have an impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, and the “Risk Factors” described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Company Overview

Insignia Systems, Inc. (“Insignia,” “Company,” “we,” “us,” or “our”) markets in-store advertising programs, services and products to retailers and consumer packaged goods manufacturers. The Company’s services and products include the Insignia Point-of-Purchase Services (POPS) in-store advertising program, thermal sign card supplies for the Company’s Impulse systems, Stylus software and laser printable cardstock and label supplies.

2012 Business Overview

For the quarter ended March 31, 2012, the Company generated revenues of $3,997,000, as compared with revenues of $4,947,000 in the quarter ended March 31, 2011. The net loss for the quarter ended March 31, 2012 was $(1,577,000), as compared to net income of $53,873,000 in the quarter ended March 31, 2011. Net income for the quarter ended March 31, 2011 includes a gain from the settlement of litigation, net of tax, of $55,062,000.

Our balance sheet continues to be strong. At March 31, 2012, our cash and cash equivalents balance was $20,275,000, as compared to $23,202,000 at December 31, 2011. We have no debt and believe we have adequate liquidity to fund operations for the remainder of 2012 and beyond.

The Company enacted a plan to restructure its operations in March 2012, including workforce reductions, salary adjustments and other cost-saving initiatives. As part of this restructuring plan, approximately 29% of the Company’s workforce was reduced. A restructuring charge of $373,000 was recorded during the quarter ended March 31, 2012.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

Three Months Ended March 31	2012	2011
Net sales	100.0%	100.0%
Cost of Sales	77.5	58.8
Gross Profit	22.5	41.2
Operating expenses:
Selling	41.2	31.4
Marketing	10.8	8.4
General and administrative	26.9	41.0
Gain from litigation settlement, net	—	(1,814.5)
Total operating expenses	78.9	(1,733.7)
Operating income (loss)	(56.4)	1,774.9
Other income	0.2	0.4
Income (loss) before taxes	(56.2)	1,775.3
Income tax (expense) benefit	16.7	(686.3)
Net income (loss)	(39.5)%	1,089.0%

See the non-GAAP financial measures information which follows later in this section for a comparison of the 2012 and 2011 periods’ non-GAAP net income (loss).

Three Months ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Sales. Net sales for the three months ended March 31, 2012, decreased 19.2% to $3,997,000 compared to $4,947,000 for the three months ended March 31, 2011.

Service revenues from our POPSign programs for the three months ended March 31, 2012, decreased 20.7% to $3,468,000 compared to $4,374,000 for the three months ended March 31, 2011. The decrease was due to a decrease of 30% in the number of signs placed, partially offset by a 3% increase in the average sign price. The decrease in number of signs placed is primarily due to the timing of programs contracted for by customers.

Product sales for the three months ended March 31, 2012, decreased 7.7% to $529,000 compared to $573,000 for the three months ended March 31, 2011. The decrease was primarily due to lower sales of Stylus software and thermal sign card supplies.

Gross Profit. Gross profit for the three months ended March 31, 2012, decreased 55.8% to $900,000 compared to $2,036,000 for the three months ended March 31, 2011. Gross profit as a percentage of total net sales decreased to 22.5% for the three months ended March 31, 2012, compared to 41.2% for the three months ended March 31, 2011.

Gross profit from our POPSign program revenues for the three months ended March 31, 2012, decreased 57.3% to $781,000 compared to $1,831,000 for the three months ended March 31, 2011. The decrease was primarily due to decreased sales. Gross profit as a percentage of POPSign program revenues for the three months ended March 31, 2012, decreased to 22.5% compared to 41.9% for the three months ended March 31, 2011. The decrease in gross profit as a percentage of POPSign program revenues was due to increased depreciation expense related to the laser die cut system, the restructuring charge and the effect of fixed costs on decreased sales.

Gross profit from our product sales for the three months ended March 31, 2012, decreased 42.0% to $119,000 compared to $205,000 for the three months ended March 31, 2011. The decrease was primarily due to decreased sales. Gross profit as a percentage of product sales was 22.5% for the three months ended March 31, 2012, compared to 35.8% for the three months ended March 31, 2011. The decrease was due to increased depreciation expense related to the laser die cut system, the restructuring charge and the effect of fixed costs on decreased sales.

Operating Expenses

Selling. Selling expenses for the three months ended March 31, 2012, increased 5.9% to $1,646,000 compared to $1,555,000 for the three months ended March 31, 2011. The increase in the 2012 period was primarily due to increased staffing levels, as compared to the 2011 period, as well as the restructuring charge.

Selling expenses as a percentage of total net sales increased to 41.2% for the three months ended March 31, 2012, compared to 31.4% for the three months ended March 31, 2011. The increase in selling expenses as a percentage of total net sales in the 2012 period was primarily due to the factors described above, combined with decreased sales.

Marketing. Marketing expenses for the three months ended March 31, 2012, increased 4.8% to $434,000 compared to $414,000 for the three months ended March 31, 2011. Increased expense in the 2012 period was the result of the restructuring charge and increased marketing efforts.

Marketing expenses as a percentage of total net sales increased to 10.8% for the three months ended March 31, 2012, compared to 8.4% for the three months ended March 31, 2011. The increase in marketing expenses as a percentage of total net sales in the 2012 period was primarily due to decreased sales.

General and administrative. General and administrative expenses for the three months ended March 31, 2012, decreased 47.0% to $1,074,000 compared to $2,026,000 for the three months ended March 31, 2011. The decrease in the 2012 period was primarily due to reduced legal fees.

General and administrative expenses as a percentage of total net sales decreased to 26.9% for the three months ended March 31, 2012, compared to 41.0% for the three months ended March 31, 2011. Decreased expenses in the 2012 period were primarily the result of the factors described above, combined with decreased sales.

Legal fees and expenses were $91,000 for the three months ended March 31, 2012, compared to $989,000 for the three months ended March 31, 2011. Management does not expect significant legal fees in future periods.

Gain from litigation settlement. In February 2011, the Company entered into a Settlement Agreement in its lawsuit against News America. As part of the Settlement Agreement, News America paid the Company $125,000,000, and the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. Netted against this settlement was a contingent fee payment of $31,250,000 to the Company’s lead trial counsel as well as performance bonus payments of $3,988,000 to certain employees in connection with the settlement, resulting in a net pre-tax gain of $89,762,000.

Other Income. Other income for the three months ended March 31, 2012, was $7,000 compared to $21,000 for the three months ended March 31, 2011. The decrease in other income in the 2012 period was primarily due to lower cash and cash equivalents balances combined with lower interest rates.

Income Taxes. For the three months ended March 31, 2012, an income tax benefit was recorded of $670,000, or 29.8% of loss before taxes. For the three months ended March 31, 2011, the provision for income taxes was $33,951,000, or 38.7% of income (loss) before taxes. The income tax benefit (provision) during the three months ended March 31, 2012 and 2011 is comprised of federal and state taxes. The primary differences between the Company’s effective tax rate and the statutory federal rate are nondeductible meals and entertainment and expense related to equity compensation.

Net Income (Loss). The net loss for the three months ended March 31, 2012, was $(1,577,000) compared to net income of $53,873,000 for the three months ended March 31, 2011.

Non-GAAP Financial Measures

To supplement the Company’s financial statements presented in accordance with accounting principles generally accepted in the United States (GAAP), the Company has provided certain non-GAAP financial measures of financial performance in prior public announcements. These non-GAAP measures are:

•	net loss before gain from litigation settlement (net of tax), and
•	net loss before gain from litigation settlement (net of tax) and restructuring charge

The Company’s reference to these non-GAAP measures should be considered in addition to results prepared under current accounting standards and are not a substitute for, or superior to, GAAP results.

These non-GAAP measures are provided to enhance investors’ overall understanding of the Company’s current financial performance and ability to generate cash flows. In many cases, non-GAAP financial measures are used by analysts and investors to evaluate the Company’s performance. Reconciliation to the nearest GAAP measure can be found in the financial table included below.

Three Months Ended March 31	2012	2011
Net income (loss)	$(1,577,000)	$53,873,000

Adjustment:
Gain from litigation settlement (net of tax)	—	(55,062,000)
Non-GAAP net loss before gain from litigation settlement (net of tax)	$(1,577,000)	$(1,189,000)
Adjustment:
Restructuring charge	373,000	—
Non-GAAP net loss before gain from litigation settlement (net of tax) and restructuring charge	$(1,204,000)	$(1,189,000)

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales, sales of its services and products and legal settlement proceeds. At March 31, 2012, working capital is $20,755,000 compared to $22,671,000 at December 31, 2011. During the three months ended March 31, 2012, cash and cash equivalents decreased $2,927,000 from $23,202,000 at December 31, 2011, to $20,275,000 at March 31, 2012.

Operating Activities: Net cash used in operating activities during the three months ended March 31, 2012, was $2,805,000. The net loss of $(1,577,000), plus non-cash adjustments of $468,000 and changes in operating assets and liabilities of $(1,696,000) resulted in the $2,805,000 of cash used in operating activities. The non-cash adjustments consisted of depreciation and amortization expense and stock-based compensation expense. The Company expects accounts receivable, accounts payable, accrued liabilities and deferred revenue to fluctuate during future periods depending on the level of POPSign revenues and related business activity as well as billing arrangements with customers and payment terms with retailers.

Investing Activities: Net cash used in investing activities during the three months ended March 31, 2012 was $40,000, related to the purchase of property and equipment. The Company does not currently expect any significant capital expenditures in the remainder of 2012.

Financing Activities: Net cash used in financing activities during the three months ended March 31, 2012 was $82,000. The repurchase of common stock of $213,000, pursuant to a plan adopted on February 22, 2011, and further amended May 25, 2011, was partially offset by $131,000 of proceeds from the issuance of common stock under the employee stock purchase plan. The Company does not expect to repurchase any further shares of common stock during 2012.

The Company believes that based upon current business conditions, its existing cash balance and future cash generated from operations will be sufficient for its cash requirements for the remainder of 2012 and beyond. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2011, included in our Form 10-K filed with the Securities and Exchange Commission on March 7, 2012. We believe our most critical accounting policies and estimates include the following:

•	revenue recognition;
•	allowance for doubtful accounts;
•	impairment of long-lived assets;
•	income taxes; and
•	stock-based compensation.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for 2012 and beyond; and (ii) our expectation that we will not incur significant legal fees or capital expenditures in future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this statement was made. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Among the factors that could cause our estimates and assumptions as to future performance, and our actual results to differ materially, include: (i) the risk that management may be unable to fully or successfully implement its business plan to achieve and maintain profitability in the future; (ii) the risk that the Company will not be able to develop and implement new product offerings, if any, in a successful manner; (iii) prevailing market conditions, including pricing and rate pressures, in the in-store advertising industry, including intense competition for agreements with retailers and consumer packaged goods manufacturers; (iv) potentially incorrect assumptions by management with respect to the financial effect of cost reduction initiatives, current strategic decisions, the effect of current sales trends on fiscal year 2012 results and the benefit of our relationships with News America and Valassis; (v) loss of all or a major portion of a material agreement with a retailer or consumer packaged goods manufacturer; and (vi) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2011, any additional risks presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures.

(b) Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time, the Company is subject to various legal proceedings in the normal course of business. At this time, there are no pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 1A.   Risk Factors

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. We believe there have been no material changes from the risk factors disclosed on Form 10-K.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 22, 2011, the Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012. On May 25, 2011, the Board amended the plan to increase the maximum share purchase amount from $15,000,000 to $20,000,000. The plan did not obligate the Company to repurchase any particular number of shares, and could have been suspended at any time at the Company’s discretion. The Board of Directors did not extend this plan after its expiration on January 31, 2012.

Our share repurchase program activity for the three months ended March 31, 2012, under the plan was:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

January 1-31, 2012	104,185	$ 2.00	3,877,095	N/A

Item 3.      Defaults upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

None.

Item 5.      Other Information

None.

Item 6.     Exhibits

The following exhibits are included herewith:

10.1	Amended Change in Control Severance Agreement between Insignia Systems, Inc. and Scott F. Drill dated May 1, 2012.
10.2	Amended Change in Control Severance Agreement between Insignia Systems, Inc. and Alan M. Jones dated April 30, 2012.
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 3, 2012	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill
President and Chief Executive Officer
(principal executive officer)

/s/ John C. Gonsior
John C. Gonsior
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

10.1	Amended Change in Control Severance Agreement between Insignia Systems, Inc. and Scott F. Drill dated May 1, 2012.

10.2	Amended Change in Control Severance Agreement between Insignia Systems, Inc. and Alan M. Jones dated April 30, 2012.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification