Form 10-Q
period 2012-06-30
INSIGNIA SYSTEMS INC/MN
filed 2012-07-31
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

or

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

Yes ☐    No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of July 26, 2012 was 13,602,280.

Insignia Systems, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Insignia Systems, Inc.

CONDENSED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$19,607,000	$23,202,000
Accounts receivable, net	2,601,000	2,663,000
Inventories	305,000	321,000
Deferred tax assets, net	483,000	483,000
Income tax receivable	1,295,000	373,000
Prepaid expenses and other	633,000	814,000
Total Current Assets	24,924,000	27,856,000

Other Assets:
Property and equipment, net	2,438,000	2,759,000
Other assets, net	3,638,000	3,979,000

Total Assets	$31,000,000	$34,594,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,174,000	$2,444,000
Accrued liabilities	1,812,000	1,902,000
Income tax payable	—	748,000
Deferred revenue	310,000	91,000
Total Current Liabilities	4,296,000	5,185,000

Long-Term Liabilities:
Accrued compensation	—	800,000
Deferred tax liabilities, net	326,000	326,000
Accrued income taxes	424,000	424,000
Total Liabilities	5,046,000	6,735,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $0.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 13,602,000 at June 30, 2012 and 13,630,000 at December 31, 2011	136,000	136,000
Additional paid-in capital	22,586,000	22,418,000
Retained earnings	3,232,000	5,305,000
Total Shareholders’ Equity	25,954,000	27,859,000

Total Liabilities and Shareholders’ Equity	$31,000,000	$34,594,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Services revenues	$4,311,000	$4,446,000	$7,779,000	$8,820,000
Products revenues	462,000	580,000	991,000	1,153,000
Total Net Sales	4,773,000	5,026,000	8,770,000	9,973,000

Cost of services	2,988,000	2,705,000	5,675,000	5,248,000
Cost of goods sold	291,000	383,000	701,000	751,000
Total Cost of Sales	3,279,000	3,088,000	6,376,000	5,999,000
Gross Profit	1,494,000	1,938,000	2,394,000	3,974,000

Operating Expenses:
Selling	1,128,000	1,408,000	2,774,000	2,963,000
Marketing	255,000	433,000	689,000	847,000
General and administrative	825,000	1,237,000	1,899,000	3,263,000
Gain from litigation settlement, net	—	—	—	(89,762,000)
Total Operating Expenses, net	2,208,000	3,078,000	5,362,000	(82,689,000)
Operating Income (Loss)	(714,000)	(1,140,000)	(2,968,000)	86,663,000

Other income	7,000	21,000	14,000	42,000

Income (Loss) Before Taxes	(707,000)	(1,119,000)	(2,954,000)	86,705,000

Income tax benefit (expense)	211,000	444,000	881,000	(33,507,000)
Net Income (Loss)	$(496,000)	$(675,000)	$(2,073,000)	$53,198,000

Net income (loss) per share:
Basic	$(0.04)	$(0.04)	$(0.15)	$3.37
Diluted	$(0.04)	$(0.04)	$(0.15)	$3.26

Shares used in calculation of net income (loss) per share:
Basic	13,602,000	15,542,000	13,607,000	15,766,000
Diluted	13,602,000	15,542,000	13,607,000	16,341,000

Cash dividends declared per common share:	$0.00	$0.00	$0.00	$2.00

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30	2012	2011
Operating Activities:
Net income (loss)	$(2,073,000)	$53,198,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	567,000	256,000
Deferred income tax expense	—	5,385,000
Stock-based compensation expense	250,000	372,000
Changes in operating assets and liabilities:
Accounts receivable	62,000	(195,000)
Inventories	16,000	(20,000)
Income tax receivable	(922,000)	—
Prepaid expenses and other	322,000	(618,000)
Accounts payable	(270,000)	(860,000)
Accrued liabilities	(890,000)	(164,000)
Income tax payable	(748,000)	15,143,000
Accrued income taxes	—	353,000
Excess tax benefit from stock options	—	(2,240,000)
Deferred revenue	219,000	216,000
Net cash provided by (used in) operating activities	(3,467,000)	70,826,000

Investing Activities:
Purchases of property and equipment	(46,000)	(1,180,000)
Acquisition of selling arrangement	—	(4,000,000)
Proceeds from sale of investments	—	500,000
Net cash used in investing activities	(46,000)	(4,680,000)

Financing Activities:
Proceeds from issuance of common stock	131,000	3,090,000
Excess tax benefit from stock options	—	2,240,000
Dividends paid	—	(31,335,000)
Repurchase of common stock, net	(213,000)	(13,049,000)
Net cash used in financing activities	(82,000)	(39,054,000)
Increase (decrease) in cash and cash equivalents	(3,595,000)	27,092,000

Cash and cash equivalents at beginning of period	23,202,000	13,196,000
Cash and cash equivalents at end of period	$19,607,000	$40,288,000

Supplemental disclosures for cash flow information:
Cash paid for income taxes	$790,000	$12,617,000

Non-cash investing and financing activities:
Cashless exercise of stock options	$—	$800,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

Notes To Financial Statements

(Unaudited)

1.	Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to consumer packaged goods manufacturers (“customers”) and retailers. The Company has been in business since 1990. The Company’s products and services include the Insignia POPSign® program, thermal sign card supplies for the Company’s Impulse system, Stylus software and laser printable cardstock and label supplies. Since 1998, the Company has focused on providing in-store services through the Insignia Point-of-Purchase Services (Insignia POPS®) in-store advertising program.

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2012, its results of operations for the three and six months ended June 30, 2012 and 2011, and its cash flows for the six months ended June 30, 2012 and 2011. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2011 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	June 30, 2012	December 31, 2011
Raw materials	$55,000	$74,000
Work-in-process	4,000	12,000
Finished goods	246,000	235,000
	$305,000	$321,000

Property and Equipment. Property and equipment consists of the following:

	June 30, 2012	December 31, 2011
Property and Equipment:
Production tooling, machinery and equipment	$3,912,000	$3,908,000
Office furniture and fixtures	260,000	260,000
Computer equipment and software	1,029,000	1,008,000
Web site	38,000	38,000
Leasehold improvements	616,000	595,000
	5,855,000	5,809,000
Accumulated depreciation and amortization	(3,417,000)	(3,050,000)
Net Property and Equipment	$2,438,000	$2,759,000

Depreciation expense was $184,000 and $367,000 in the three and six months ended June 30, 2012, respectively, and $86,000 and $173,000 in the three and six months ended June 30, 2011, respectively.

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based awards at fair value using the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The Company recognizes stock-based compensation expense on a straight-line method over the requisite service period of the award.

There were 354,000 stock option awards granted during the six months ended June 30, 2012, and the Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 4.0 years, expected volatility of 73%, dividend yield of 0% and risk-free interest rate of .59%. Total stock-based compensation expense recorded for the three and six months ended June 30, 2012, was $65,000 and $250,000, respectively, and for the three and six months ended June 30, 2011 was $227,000 and $372,000, respectively.

There were no stock option exercises in the three and six months ended June 30, 2012. Total option exercises in the three and six months ended June 30, 2011 were 8,000 and 1,617,000, for which the Company received proceeds of $21,000 and $2,936,000.

Dividends Paid. On February 22, 2011, after receipt of a settlement payment in the Company’s antitrust and false advertising lawsuit with News America Marketing In-Store, LLC (“News America”), the Board of Directors approved a special $2.00 per common share dividend totaling $31,335,000, which was paid on May 2, 2011. Prior to May 2, 2011, the Company had never paid a dividend, and no dividends were paid in 2012.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any potential dilutive effects of stock options. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period.

Due to the net loss incurred during the three and six months ended June 30, 2012 and the three months ended June 30, 2011, all stock options were anti-dilutive. Options to purchase approximately 512,000 shares of common stock with a weighted average exercise price of $7.25 were outstanding at June 30, 2011 and were not included in the computation of common stock equivalents for the six months ended June 30, 2011 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Denominator for basic net income per share - weighted average shares	13,602,000	15,542,000	13,607,000	15,766,000

Effect of dilutive securities:
Stock options	—	—	—	575,000

Denominator for diluted net income per share - weighted average shares	13,602,000	15,542,000	13,607,000	16,341,000

2.	Restructuring. The Company implemented a plan to restructure its operations in March 2012, including workforce reductions, salary adjustments and other cost-saving initiatives. As part of this restructuring plan, approximately 29% of the Company’s workforce was reduced. A restructuring charge of $373,000 was recorded during the quarter ended March 31, 2012. The Company recorded $93,000 of this charge within Cost of Sales, and $280,000 within Operating Expenses in the Company’s Statements of Operations. All amounts related to this restructuring had been paid by June 30, 2012 and no additional expense was recorded related to this restructuring during the three months ended June 30, 2012.

3.	Selling Arrangement. In February 2011, the Company and News America entered into a settlement agreement to resolve the Company’s antitrust and false advertising lawsuit that had been outstanding for several years. Pursuant to the Settlement Agreement, News America paid the Company $125,000,000, and the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 and $200,000 in the three and six months ended June 30, 2012, respectively, and expected to be $400,000 per year over the next five years, is recorded within Cost of Services in the Company’s Statements of Operations. The net carrying amount of the selling arrangement is recorded within Other Assets on the Company’s Condensed Balance Sheets.

A reconciliation of the settlement proceeds to the gain from litigation settlement recognized in the Company’s Statements of Operations is as follows:

Six Months Ended June 30	2012	2011
Settlement proceeds	$—	$125,000,000
Less contingent attorney’s fees	—	(31,250,000)
Less bonuses paid to employees	—	(3,988,000)
Gain from litigation settlement, net	$—	$89,762,000

4.	Income Taxes. For the three and six months ended June 30, 2012, the Company recorded an income tax benefit of $211,000 and $881,000, or 29.8% of loss before taxes. This income tax benefit is comprised of federal and state taxes in each period. The primary differences between the Company’s June 30, 2012 effective tax rate and the statutory federal rate are nondeductible meals and entertainment and expense related to equity compensation.

For the three and six months ended June 30, 2011, an income tax provision (benefit) was recorded of ($444,000) and $33,507,000, or 39.7% and 38.6%, respectively, of income (loss) before taxes. This income tax provision (benefit) was comprised of federal and state taxes. The primary difference between the Company’s June 30, 2011 effective tax rate and the statutory federal rate was due to state income taxes.

As of June 30, 2012 and December 31, 2011, the Company has unrecognized tax benefits totaling $424,000 excluding interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $424,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2012.

5.	Concentrations. During the six months ended June 30, 2012, one customer accounted for 30% of the Company’s total net sales. At June 30, 2012, this customer accounted for 6% of the Company’s total accounts receivable. During the six months ended June 30, 2011, three customers accounted for 31%, 15% and 10% of the Company’s total net sales. At June 30, 2011, these three customers represented 21%, 11% and 14% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

6.	Shareholders’ Equity. On February 22, 2011, the Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012. On May 25, 2011, the Board amended the plan to increase the maximum share purchase amount from $15,000,000 to $20,000,000. The plan did not obligate the Company to repurchase any particular number of shares, and could have been suspended at any time at the Company’s discretion. The Board of Directors did not extend this plan after its expiration on January 31, 2012. During 2012, the Company repurchased approximately 104,000 shares at a total cost of $213,000. During the three and six months ended June 30, 2011, the Company repurchased approximately 467,000 and 2,051,000 shares at a total cost of $2,377,000 and $13,049,000, respectively.

7.	New Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011 and was to be applied prospectively. The adoption of this ASU did not have an impact on the Company’s financial statements.

8.	Reclassification. Certain amounts in the balance sheet as of December 31, 2011 have been reclassified to conform with 2012 presentation. This reclassification had no impact on total assets, liabilities or stockholders’ equity.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q and the “Risk Factors” described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Company Overview

Insignia Systems, Inc. (“Insignia,” “Company,” “we,” “us,” or “our”) is a Minnesota corporation that has been in business since 1990. We market in-store advertising programs, services and products to retailers and consumer packaged goods manufacturers (“customers”). The Company’s services and products include the Insignia Point-of-Purchase Services (POPS) in-store advertising program in which we produce signs promoting customer products for installation at retail locations, thermal sign card supplies for the Company’s Impulse systems, Stylus software and laser printable cardstock and label supplies.

2012 Business Overview

For the three months ended June 30, 2012, we generated revenues of $4,773,000, as compared with revenues of $5,026,000 in the three months ended June 30, 2011. For the six months ended June 30, 2012, we generated revenues of $8,770,000, as compared with revenues of $9,973,000 in the six months ended June 30, 2011. The net loss for the three months ended June 30, 2012 was $(496,000), as compared to $(675,000) in the three months ended June 30, 2011. The net loss for the six months ended June 30, 2012 was $(2,073,000), compared to net income of $53,198,000 for the six months ended June 30, 2011. Net income for the six months ended June 30, 2011 includes a gain from the settlement of litigation, net of tax, of $55,062,000.

Our balance sheet continues to be strong. At June 30, 2012, our cash and cash equivalents balance was $19,607,000, as compared to $23,202,000 at December 31, 2011. We have no debt and believe we have adequate liquidity to fund operations for the remainder of 2012 and beyond.

We enacted a plan to restructure our operations in March 2012, including workforce reductions, salary adjustments and other cost-saving initiatives. As part of this restructuring plan, approximately 29% of our workforce was reduced. A restructuring charge of $373,000 was recorded during the quarter ended March 31, 2012.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	68.7	61.4	72.7	60.2
Gross Profit	31.3	38.6	27.3	39.8
Operating expenses:
Selling	23.6	28.0	31.6	29.7
Marketing	5.3	8.6	7.9	8.5
General and administrative	17.3	24.6	21.6	32.7
Gain from litigation settlement, net	—	—	—	(900.1)
Total operating expenses	46.2	61.2	61.1	(829.2)
Operating income (loss)	(14.9)	(22.6)	(33.8)	869.0
Other income	0.1	0.4	0.2	0.4
Income (loss) before taxes	(14.8)	(22.2)	(33.6)	869.4
Income tax (expense) benefit	4.4	8.8	10.0	(336.0)
Net income (loss)	(10.4)%	(13.4)%	(23.6)%	533.4%

See the non-GAAP financial measures information which follows later in this section for a comparison of the 2012 and 2011 periods’ non-GAAP net loss.

Three and Six Months ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Net Sales.  Net sales for the three months ended June 30, 2012 decreased 5.0% to $4,773,000 compared to $5,026,000 for the three months ended June 30, 2011. Net sales for the six months ended June 30, 2012, decreased 12.1% to $8,770,000 compared to $9,973,000 for the six months ended June 30, 2011.

Service revenues from our POPSign programs for the three months ended June 30, 2012, decreased 3.0% to $4,311,000 compared to $4,446,000 for the three months ended June 30, 2011. The decrease was due to a decrease of 4% in the average sign price, partially offset by a 1% increase in the number of signs placed. The decrease in the average sign price is primarily due to the competitive pressures that exist in our industry. Service revenues from our POPSign programs for the six months ended June 30, 3012 decreased 11.8% to $7,779,000 compared to $8,820,000 for the six months ended June 30, 2011. The decrease in service revenues for the six-month period was due primarily to a 13% decrease in the number of signs placed, partially offset by a 3% increase in the average sign price.

Product sales for the three months ended June 30, 2012, decreased 20.3% to $462,000 compared to $580,000 for the three months ended June 30, 2011. Product sales for the six months ended June 30, 2012 decreased 14.1% to $991,000 compared to $1,153,000 for the six months ended June 30, 2011. The decreases in both 2012 periods were primarily due to lower sales of Stylus software and thermal sign card supplies.

Gross Profit.  Gross profit for the three months ended June 30, 2012, decreased 22.9% to $1,494,000 compared to $1,938,000 for the three months ended June 30, 2011. Gross profit for the six months ended June 30, 2012 decreased 39.8% to $2,394,000 compared to $3,974,000 for the six months ended June 30, 2011. Gross profit as a percentage of total net sales decreased to 31.3% for the three months ended June 30, 2012, compared to 38.6% for the three months ended June 30, 2011. Gross profit as a percentage of total net sales decreased to 27.3% for the six months ended June 30, 2012, compared to 39.8% for the six months ended June 30, 2011.

POPSign program:  Gross profit from our POPSign program revenues for the three months ended June 30, 2012, decreased 24.0% to $1,323,000 compared to $1,741,000 for the three months ended June 30, 2011. Gross profit from our POPSign program revenues for the six months ended June 30, 2012, decreased 41.1% to $2,104,000 compared to $3,572,000 for the six months ended June 30, 2011. The decreases in both 2012 periods were primarily due to decreased sales. Gross profit as a percentage of POPSign program revenues for the three months ended June 30, 2012, decreased to 30.7% compared to 39.2% for the three months ended June 30, 2011. Gross profit as a percentage of POPSign program revenues for the six months ended June 30, 2012, decreased to 27.0% compared to 40.5% for the six months ended June 30, 2011. The decreases in gross profit as a percentage of POPSign program revenues in both 2012 periods were due to increased depreciation expense related to the laser die cut system, the restructuring charge and the effect of fixed costs on decreased sales.

Product sales:  Gross profit from our product sales for the three months ended June 30, 2012, decreased 13.2% to $171,000 compared to $197,000 for the three months ended June 30, 2011. Gross profit from our product sales for the six months ended June 30, 2012, decreased 27.9% to $290,000 compared to $402,000 for the six months ended June 30, 2011. The decreases in both 2012 periods were primarily due to decreased sales. Gross profit as a percentage of product sales was 37.0% for the three months ended June 30, 2012, compared to 34.0% for the three months ended June 30, 2011. Gross profit as a percentage of product sales was 29.3% for the six months ended June 30, 2012, compared to 34.9% for the six months ended June 30, 2011. The increase in the three month period ended June 30, 2012 was primarily due to decreased staffing levels, partially offset by the effect of fixed costs on lower sales. The decrease in the six months period ended June 30, 2012 was primarily the result of increased depreciation expense related to the laser die cut system, the restructuring charge and the effect of fixed costs on decreased sales partially offset by decreased staffing levels.

Operating Expenses

Selling.  Selling expenses for the three months ended June 30, 2012, decreased 19.9% to $1,128,000 compared to $1,408,000 for the three months ended June 30, 2011. Selling expenses for the six months ended June 30, 2012 decreased 6.4% to $2,774,000, compared to $2,963,000 for the six months ended June 30, 2011. The decreases in the 2012 periods were primarily due to decreased staffing levels and travel expenses, as compared to the 2011 periods.

Selling expenses as a percentage of total net sales decreased to 23.6% for the three months ended June 30, 2012, compared to 28.0% for the three months ended June 30, 2011. Selling expenses as a percentage of total net sales increased to 31.6% for the six months ended June 30, 2012, compared to 29.7% for the six months ended June 30, 2011. The fluctuations in selling expenses as a percentage of total net sales in the 2012 periods were primarily due to decreased sales.

Marketing.  Marketing expenses for the three months ended June 30, 2012, decreased 41.1% to $255,000 compared to $433,000 for the three months ended June 30, 2011. Marketing expenses for the six months ended June 30, 2012 decreased 18.7% to $689,000 compared to $847,000 for the six months ended June 30, 2011. Decreased expenses in the 2012 periods were primarily the result of decreased staffing levels.

Marketing expenses as a percentage of total net sales decreased to 5.3% for the three months ended June 30, 2012, compared to 8.6% for the three months ended June 30, 2011. Marketing expenses as a percentage of total net sales decreased to 7.9% for the six months ended June 30, 2012, compared to 8.5% for the six months ended June 30, 2011. The decreases in marketing expenses as a percentage of total net sales in the 2012 periods were primarily the result of decreased staffing levels.

General and administrative.  General and administrative expenses for the three months ended June 30, 2012 decreased 33.3% to $825,000 compared to $1,237,000 for the three months ended June 30, 2011. General and administrative expenses for the six months ended June 30, 2012 decreased 41.8% to $1,899,000 compared to $3,263,000 for the six months ended June 30, 2011. The decreases in the 2012 periods were primarily due to reduced legal fees and staffing levels.

General and administrative expenses as a percentage of total net sales decreased to 17.3% for the three months ended June 30, 2012, compared to 24.6% for the three months ended June 30, 2011. General and administrative expenses as a percentage of total net sales decreased to 21.6% for the six months ended June 30, 2012 compared to 32.7% for the six months ended June 30, 2011. Decreased expenses in the 2012 periods were primarily the result of the factors described above.

Legal fees and expenses were $13,000 for the three months ended June 30, 2012, compared to $305,000 for the three months ended June 30, 2011. Legal fees and expenses were $104,000 for the six months ended June 30, 2012 compared to $1,294,000 for the six months ended June 30, 2011. Management does not expect significant legal fees in future periods.

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

Other Income.  Other income for the three months ended June 30, 2012, was $7,000 compared to $21,000 for the three months ended June 30, 2011. Other income for the six months ended June 30, 2012 was $14,000 compared to $42,000 for the six months ended June 30, 2011. The decreases in other income in the 2012 periods were primarily due to interest earned on lower cash and cash equivalents balances.

Income Taxes.   For the three months ended June 30, 2012, an income tax benefit was recorded of $211,000, or 29.8% of loss before taxes, compared to $444,000 or 39.7% for the three months ended June 30, 2011. For the six months ended June 30, 2012, the income tax benefit was $811,000 or 29.8% of income before income taxes, compared to a provision for income taxes of $33,507,000 or 38.6% of income before income taxes. The income tax benefit (provision) during the three and six months ended June 30, 2012 and 2011 is comprised of federal and state taxes. The primary differences between the Company’s effective tax rates and the statutory federal rate are nondeductible meals and entertainment and expense related to equity compensation.

Net Income (Loss).   The net loss for the three months ended June 30, 2012, was $(496,000) compared to $(675,000) for the three months ended June 30, 2011. The net loss for the six months ended June 30, 2012 was $(2,073,000) compared to a net income of $53,198,000 for the six months ended June 30, 2011.

Non-GAAP Financial Measures

To supplement the Company’s financial statements presented in accordance with accounting principles generally accepted in the United States (GAAP), the Company has provided certain non-GAAP financial measures of financial performance in prior public announcements. These non-GAAP measures are:

•	net loss before gain from litigation settlement (net of tax), and
•	net loss before gain from litigation settlement (net of tax) and restructuring charge (net of tax)

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

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income (loss)	$(496,000)	$(675,000)	$(2,073,000)	$53,198,000
Adjustment:
Gain from litigation settlement (net of tax)	—	—	—	(55,062,000)
Non-GAAP net loss before gain from litigation settlement (net of tax)	(496,000)	(675,000)	(2,073,000)	(1,864,000)
Adjustment:
Restructuring charge (net of tax)	—	—	261,000	—
Non-GAAP net loss before gain from litigation settlement (net of tax) and restructuring charge (net of tax)	$(496,000)	$(675,000)	$(1,812,000)	$(1,864,000)

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales, sales of its services and products and legal settlement proceeds. At June 30, 2012, working capital is $20,628,000 compared to $22,671,000 at December 31, 2011. During the six months ended June 30, 2012, cash and cash equivalents decreased $3,595,000 from $23,202,000 at December 31, 2011, to $19,607,000 at June 30, 2012.

Operating Activities: Net cash used in operating activities during the six months ended June 30, 2012, was $3,467,000. The net loss of $(2,073,000), plus non-cash adjustments of $817,000 and changes in operating assets and liabilities of $(2,211,000) resulted in the $(3,467,000) of cash used in operating activities. The non-cash adjustments consisted of depreciation and amortization expense and stock-based compensation expense. The Company expects accounts receivable, accounts payable, accrued liabilities and deferred revenue to fluctuate during future periods depending on the level of POPSign revenues and related business activity as well as billing arrangements with customers and payment terms with retailers.

Investing Activities: Net cash used in investing activities during the six months ended June 30, 2012 was $46,000, related to purchases of property and equipment. The Company does not currently expect significant capital expenditures in the remainder of 2012.

Financing Activities: Net cash used in financing activities during the six months ended June 30, 2012 was $82,000. The repurchase of common stock of $213,000, pursuant to a plan adopted on February 22, 2011, and further amended May 25, 2011, was partially offset by $131,000 of proceeds from the issuance of common stock under the employee stock purchase plan. The Company does not expect to repurchase any further shares of common stock during 2012 as the plan expired on January 31, 2012.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for 2012 and beyond; (ii) our expectation that we will not incur significant legal fees or capital expenditures in future periods; (iii) that we expect fluctuations in accounts receivable and payable, accrued liabilities, and deferred revenue; (iv) that there is no plan for significant capital expenditures; and (v) that there is no plan to re-purchase company stock. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this statement was made. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Among the factors that could cause our estimates and assumptions as to future performance, and our actual results to differ materially, including: (i) the risk that management may be unable to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (ii) the risk that the Company will not be able to develop and implement new product offerings, if any, in a successful manner; (iii) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry, including intense competition for agreements with retailers and consumer packaged goods manufacturers; (iv) potentially incorrect assumptions by management with respect to the financial effect of cost reduction initiatives, current strategic decisions, the effect of current sales trends on fiscal year 2012 results and the benefit of our relationships with News America and Valassis; (v) loss of all or a major portion of a material agreement with a retailer or consumer packaged goods manufacturer; and (vi) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2011, any additional risks presented in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

No share repurchases took place during the three months ended June 30, 2012.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are included herewith:

10.1	Amended Change in Control Severance Agreement between Insignia Systems, Inc. and Alan M. Jones dated July 30, 2012
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 31, 2012	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill
Chairman and Chief Executive Officer
(principal executive officer)

/s/ John C. Gonsior
John C. Gonsior
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

10.1	Amended Change in Control Severance Agreement between Insignia Systems, Inc. and Alan M. Jones dated July 30, 2012

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification

