Form 10-Q
period 2012-09-30
INSIGNIA SYSTEMS INC/MN
filed 2012-11-05
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012
or
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
Yes ☐ No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of November 2, 2012 was 13,602,280.

Insignia Systems, Inc.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$19,774,000	$23,202,000
Accounts receivable, net	4,411,000	2,663,000
Inventories	339,000	321,000
Deferred tax assets, net	483,000	483,000
Income tax receivable	1,043,000	373,000
Prepaid expenses and other	781,000	814,000
Total Current Assets	26,831,000	27,856,000

Other Assets:
Property and equipment, net	2,259,000	2,759,000
Other assets, net	3,519,000	3,979,000

Total Assets	$32,609,000	$34,594,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,364,000	$2,444,000
Accrued liabilities	1,873,000	1,902,000
Income tax payable	—	748,000
Deferred revenue	249,000	91,000
Total Current Liabilities	5,486,000	5,185,000

Long-Term Liabilities:
Accrued compensation	—	800,000
Deferred tax liabilities, net	326,000	326,000
Accrued income taxes	424,000	424,000
Total Liabilities	6,236,000	6,735,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $0.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 13,602,000 at September 30, 2012 and 13,630,000 at December 31, 2011	136,000	136,000
Additional paid-in capital	22,625,000	22,418,000
Retained earnings	3,612,000	5,305,000
Total Shareholders’ Equity	26,373,000	27,859,000

Total Liabilities and Shareholders’ Equity	$32,609,000	$34,594,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Services revenues	$5,710,000	$2,563,000	$13,489,000	$11,383,000
Products revenues	364,000	497,000	1,355,000	1,650,000
Total Net Sales	6,074,000	3,060,000	14,844,000	13,033,000

Cost of services	3,265,000	2,532,000	8,940,000	7,780,000
Cost of goods sold	249,000	358,000	950,000	1,109,000
Total Cost of Sales	3,514,000	2,890,000	9,890,000	8,889,000
Gross Profit	2,560,000	170,000	4,954,000	4,144,000

Operating Expenses:
Selling	1,097,000	1,332,000	3,871,000	4,295,000
Marketing	230,000	426,000	919,000	1,273,000
General and administrative	757,000	1,242,000	2,656,000	4,505,000
Gain from litigation settlement, net	—	—	—	(89,762,000)
Total Operating Expenses, net	2,084,000	3,000,000	7,446,000	(79,689,000)
Operating Income (Loss)	476,000	(2,830,000)	(2,492,000)	83,833,000

Other income	6,000	13,000	20,000	55,000

Income (Loss) Before Taxes	482,000	(2,817,000)	(2,472,000)	83,888,000

Income tax benefit (expense)	(102,000)	1,096,000	779,000	(32,411,000)
Net Income (Loss)	$380,000	$(1,721,000)	$(1,693,000)	$51,477,000

Net income (loss) per share:
Basic	$0.03	$(0.11)	$(0.12)	$3.31
Diluted	$0.03	$(0.11)	$(0.12)	$3.23

Shares used in calculation of net income (loss) per share:
Basic	13,602,000	15,121,000	13,605,000	15,551,000
Diluted	13,603,000	15,121,000	13,605,000	15,951,000

Cash dividends declared per common share:	$0.00	$0.00	$0.00	$2.00

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2012	2011
Operating Activities:
Net income (loss)	$(1,693,000)	$51,477,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	850,000	444,000
Deferred income tax expense	—	5,385,000
Stock-based compensation expense	289,000	545,000
Changes in operating assets and liabilities:
Accounts receivable	(1,748,000)	804,000
Inventories	(18,000)	(19,000)
Income tax receivable	(670,000)	—
Prepaid expenses and other	193,000	(569,000)
Accounts payable	920,000	(557,000)
Accrued liabilities	(829,000)	(303,000)
Income tax payable	(748,000)	8,919,000
Accrued income taxes	—	353,000
Excess tax benefit from stock options	—	(2,300,000)
Deferred revenue	158,000	106,000
Net cash provided by (used in) operating activities	(3,296,000)	64,285,000

Investing Activities:
Purchases of property and equipment	(50,000)	(1,220,000)
Acquisition of selling arrangement	—	(4,000,000)
Proceeds from sale of investments	—	500,000
Net cash used in investing activities	(50,000)	(4,720,000)

Financing Activities:
Proceeds from issuance of common stock, net	131,000	3,125,000
Excess tax benefit from stock options	—	2,300,000
Dividends paid	—	(31,335,000)
Repurchase of common stock, net	(213,000)	(14,921,000)
Net cash used in financing activities	(82,000)	(40,831,000)
Increase (decrease) in cash and cash equivalents	(3,428,000)	18,734,000

Cash and cash equivalents at beginning of period	23,202,000	13,196,000
Cash and cash equivalents at end of period	$19,774,000	$31,930,000

Supplemental disclosures for cash flow information:
Cash paid for income taxes	$639,000	$17,746,000

Non-cash investing and financing activities:
Cashless exercise of stock options	$—	$800,000

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2012, its results of operations for the three and nine months ended September 30, 2012 and 2011, and its cash flows for the nine months ended September 30, 2012 and 2011. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2011 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	September 30, 2012	December 31, 2011
Raw materials	$82,000	$74,000
Work-in-process	4,000	12,000
Finished goods	253,000	235,000
	$339,000	$321,000

Property and Equipment. Property and equipment consists of the following:

	September 30, 2012	December 31, 2011
Property and Equipment:
Production tooling, machinery and equipment	$3,916,000	$3,908,000
Office furniture and fixtures	260,000	260,000
Computer equipment and software	1,029,000	1,008,000
Web site	38,000	38,000
Leasehold improvements	616,000	595,000
	5,859,000	5,809,000
Accumulated depreciation and amortization	(3,600,000)	(3,050,000)
Net Property and Equipment	$2,259,000	$2,759,000

Depreciation. Depreciation expense was $183,000 and $550,000 in the three and nine months ended September 30, 2012, respectively, and $88,000 and $261,000 in the three and nine months ended September 30, 2011, respectively.

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based awards at fair value using the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The Company recognizes stock-based compensation expense on a straight-line method over the requisite service period of the award.

There were 364,000 stock option awards granted during the nine months ended September 30, 2012, and the Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 4.0 years, expected volatility of 73%, dividend yield of 0% and risk-free interest rate of .59%. Total stock-based compensation expense recorded for the three and nine months ended September 30, 2012, was $39,000 and $289,000, respectively, and for the three and nine months ended September 30, 2011 was $172,000 and $545,000, respectively.

There were no stock option exercises in the three and nine months ended September 30, 2012. Total option exercises in the three and nine months ended September 30, 2011 were 18,000 and 1,635,000, respectively, for which the Company received proceeds of $40,000 and $2,976,000.

Dividends Paid. On February 22, 2011, after receipt of a settlement payment in the Company’s antitrust and false advertising lawsuit with News America Marketing In-Store, LLC (“News America”), the Board of Directors approved a special $2.00 per common share dividend totaling $31,335,000, which was paid on May 2, 2011. Prior to May 2, 2011, the Company had never paid a dividend, and no dividends have been paid since that time.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any potential dilutive effects of stock options. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period.

Options to purchase approximately 1,236,000 shares of common stock with a weighted average exercise price of $3.97 were outstanding at September 30, 2012 and were not included in the computation of common stock equivalents for the three months ended September 30, 2012 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Due to the net loss incurred during the nine months ended September 30, 2012 and the three months ended September 30, 2011, all stock options were anti-dilutive for those periods. Options to purchase approximately 646,000 shares of common stock with a weighted average exercise price of $6.54 were outstanding at September 30, 2011 and were not included in the computation of common stock equivalents for the nine months ended September 30, 2011 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Denominator for basic net income (loss) per share - weighted average shares	13,602,000	15,121,000	13,605,000	15,551,000

Effect of dilutive securities: Stock options	1,000	—	—	400,000

Denominator for diluted net income (loss) per share - weighted average shares	13,603,000	15,121,000	13,605,000	15,951,000

2.

Restructuring. The Company implemented a plan to restructure its operations in March 2012, including workforce reductions, salary adjustments and other cost-saving initiatives. As part of this restructuring plan, the Company reduced its workforce by approximately 29%. A pre-tax restructuring charge of $373,000 was recorded during the quarter ended March 31, 2012. The Company recorded $93,000 of this charge within Cost of Sales, and $280,000 within Operating Expenses in the Company’s Statements of Operations. All amounts related to this restructuring have been paid and no additional expense was recorded related to this restructuring during the three months ended September 30, 2012.

3.

Selling Arrangement. In February 2011, the Company and News America entered into a Settlement Agreement to resolve the Company’s antitrust and false advertising lawsuit that had been outstanding for several years. Pursuant to the Settlement Agreement, News America paid the Company $125,000,000, and the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 and $300,000 in the three and nine months ended September 30, 2012 and $100,000 and $183,000 for the three and nine months ended September 30, 2011, respectively, and is expected to be $400,000 per year over the next five years, is recorded within Cost of Services in the Company’s Statements of Operations. The net carrying amount of the selling arrangement is recorded within Other Assets on the Company’s Condensed Balance Sheets.

A reconciliation of the settlement proceeds to the gain from litigation settlement recognized in the Company’s Statements of Operations is as follows:

Nine Months Ended September 30	2012	2011

Settlement proceeds	$—	$125,000,000
Less contingent attorney’s fees	—	(31,250,000)
Less bonuses paid to employees	—	(3,988,000)
Gain from litigation settlement, net	$—	$89,762,000

4.

Income Taxes. For the three months ended September 30, 2012, the Company recorded income tax expense of $102,000 or 21.1% of income before taxes for the period. This income tax expense is comprised of federal and state taxes. For the nine months ended September 30, 2012, the Company recorded an income tax benefit of $779,000, or 31.5% of loss before taxes for the period. This income tax benefit is comprised of federal and state taxes. The primary difference between the Company’s September 30, 2012 effective tax rate and the statutory federal rate are nondeductible meals and entertainment and expense related to equity compensation.

For the three months ended September 30, 2011, the Company recorded an income tax benefit of $1,096,000 or 38.9% of loss before taxes. This income tax benefit was comprised of federal and state taxes. For the nine months ended September 30, 2011, the Company recorded income tax expense of $32,411,000, or 38.6% of income before taxes. This income tax expense was comprised of federal and state taxes. The primary difference between the Company’s September 30, 2011 effective tax rate and the statutory federal rate was due to state income taxes.

As of September 30, 2012 and December 31, 2011, the Company has unrecognized tax benefits totaling $424,000, excluding interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $424,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest are not expected to change significantly in the next year.

5.

Concentrations. During the nine months ended September 30, 2012, three customers accounted for 27%, 12%, and 12% of the Company’s total net sales. At September 30, 2012, these customers accounted for 18%, 17%, and 15%, respectively, of the Company’s total accounts receivable. During the nine months ended September 30, 2011, two customers accounted for 33% and 13% of the Company’s total net sales. At September 30, 2011, these two customers represented 41% and 10%, respectively, of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

6.

Shareholders’ Equity. On February 22, 2011, the Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012. On May 25, 2011, the Board amended the plan to increase the maximum share purchase amount from $15,000,000 to $20,000,000. The plan did not obligate the Company to repurchase any particular number of shares and could have been suspended at any time at the Company’s discretion. The Board of Directors did not extend this plan after its expiration on January 31, 2012. During 2012, the Company repurchased approximately 104,000 shares at a total cost of $213,000. During the three and nine months ended September 30, 2011, the Company repurchased approximately 609,000 and 2,660,000 shares at a total cost of $1,872,000 and $14,921,000, respectively.

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

Company Overview

Insignia Systems, Inc. (“Insignia,” “Company,” “we,” “us,” or “our”) is a Minnesota corporation that has been in business since 1990. We market in-store advertising programs, services and products to retailers and consumer packaged goods (“CPG”) manufacturers (collectively, “customers”). Our services and products primarily include the Insignia Point-of-Purchase Services (POPS) in-store advertising program which features Insignia POPS signs and related enhancements and in which we produce signs promoting customer products for installation at retail locations. The Insignia POPS program is a national, account-specific, shelf-edge advertising program, and signs sold under this program represent approximately 95% of our revenue. Our services and products also include “custom print” retail signage for retail customers promoting their private label products, thermal sign card supplies for the Company’s Impulse systems, Stylus software and laser printable cardstock and label supplies for retailers to print their own in-store signs.

In our POPS business, we sell our POPS signs to over 200 major CPG customers to produce in-store signs promoting their products and arrange for the installation of those signs at shelf in retailer locations. While most of our in-store signs are placed in supermarket retail stores, we also place promotional signs in drug, mass and dollar store retail locations.

In order to place these promotional signs at retailer locations, we have entered into direct contractual relationships with retailers to rent space at their shelves for placement of the signs in over 6,000 stores. In addition, we have access to additional retail shelf space through agreements with News America and Valassis Communications Inc. (“Valassis”). In 2011, as part of our settlement with News America, we entered into a selling agreement for the placement of sales with price at retailers with whom News America has direct contractual arrangements. Our agreement with Valassis also allows for placement of in-store advertising programs at-shelf at retailers with whom Valassis has direct contractual relationships.

2012 Business Overview

2012 Strategic Plan

Our primary goal for fiscal 2012 was to attain profitability in either the third or fourth quarter of 2012. To that end, in March 2012, we implemented a plan to restructure our operations in March 2012, including workforce reductions, salary adjustments and other cost-saving initiatives. As part of this restructuring plan, approximately 29% of our workforce was reduced. A pre-tax restructuring charge of $373,000 was recorded during the quarter ended March 31, 2012.

Business Developments and Other Significant Events

On May 23, 2012, our Board of Directors appointed Glen P. Dall as President and Chief Operating Officer. Previously, Mr. Dall had served as our as Executive Vice President and Chief Operating Officer since March 2012 and as our Vice President of Corporate Development since September 2009.

Summary of Financial Results

For the three months ended September 30, 2012, we generated revenues of $6,074,000, as compared with revenues of $3,060,000 in the three months ended September 30, 2011. For the nine months ended September 30, 2012, we generated revenues of $14,844,000, as compared with revenues of $13,033,000 in the nine months ended September 30, 2011. Net income for the three months ended September 30, 2012 was $380,000, as compared to a net loss of $(1,721,000) in the three months ended September 30, 2011. The net loss for the nine months ended September 30, 2012 was $(1,693,000), compared to net income of $51,477,000 for the nine months ended September 30, 2011. Net income for the nine months ended September 30, 2011 included a gain from the settlement of litigation, net of tax, of $55,062,000.

Our balance sheet continues to be strong. At September 30, 2012, our cash and cash equivalents balance was $19,774,000, as compared to $23,202,000 at December 31, 2011. We have no debt and believe we have adequate liquidity to fund operations for at least the next 12 months.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.9	94.4	66.6	68.2
Gross profit	42.1	5.6	33.4	31.8
Operating expenses:
Selling	18.0	43.5	26.1	33.0
Marketing	3.8	13.9	6.2	9.7
General and administrative	12.5	40.6	17.9	34.6
Gain from litigation settlement, net	0.0	0.0	0.0	(688.7)
Total operating expenses	34.3	98.0	50.2	(611.4)
Operating income (loss)	7.8	(92.4)	(16.8)	643.2
Other income	0.1	0.4	0.1	0.4
Income (loss) before taxes	7.9	(92.0)	(16.7)	643.6
Income tax expense (benefit)	1.6	(35.8)	(5.3)	248.6
Net income (loss)	6.3%	(56.2)%	(11.4)%	395.0%

See the non-GAAP financial measures information which follows later in this section for a comparison of the 2012 and 2011 periods’ non-GAAP net income (loss).

Three and Nine Months ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Net Sales. Net sales for the three months ended September 30, 2012 increased 98.5% to $6,074,000 compared to $3,060,000 for the three months ended September 30, 2011. Net sales for the nine months ended September 30, 2012 increased 13.9% to $14,844,000 compared to $13,033,000 for the nine months ended September 30, 2011.

Service revenues from our POPSign programs for the three months ended September 30, 2012, increased 122.8% to $5,710,000 compared to $2,563,000 for the three months ended September 30, 2011. The increase was due to a 105% increase in the number of signs placed as well as a 9% increase in the average sign price. Service revenues from our POPSign programs for the nine months ended September 30, 3012 increased 18.5% to $13,489,000 compared to $11,383,000 for the nine months ended September 30, 2011. The increase in service revenues for the nine-month period was due primarily to a 20% increase in the number of signs placed, partially offset by a 1% decrease in the average sign price.

Product sales for the three months ended September 30, 2012, decreased 26.8% to $364,000 compared to $497,000 for the three months ended September 30, 2011. Product sales for the nine months ended September 30, 2012 decreased 17.9% to $1,355,000 compared to $1,650,000 for the nine months ended September 30, 2011. The decreases in both 2012 periods were primarily due to lower sales of Stylus software and thermal sign card supplies.

Gross Profit. Gross profit for the three months ended September 30, 2012, increased 1405.9% to $2,560,000 compared to $170,000 for the three months ended September 30, 2011. Gross profit for the nine months ended September 30, 2012 increased 19.5% to $4,954,000 compared to $4,144,000 for the nine months ended September 30, 2011. Gross profit as a percentage of total net sales increased to 42.1% for the three months ended September 30, 2012, compared to 5.6% for the three months ended September 30, 2011. Gross profit as a percentage of total net sales increased to 33.4% for the nine months ended September 30, 2012, compared to 31.8% for the nine months ended September 30, 2011.

POPSign program: Gross profit from our POPSign program revenues for the three months ended September 30, 2012, increased 7787.1% to $2,445,000 compared to $31,000 for the three months ended September 30, 2011. Gross profit from our POPSign program revenues for the nine months ended September 30, 2012, increased 26.3% to $4,549,000 compared to $3,603,000 for the nine months ended September 30, 2011. The increases in both 2012 periods were primarily due to increased sales. Gross profit as a percentage of POPSign program revenues for the three months ended September 30, 2012, increased to 42.8% compared to 1.2% for the three months ended September 30, 2011. Gross profit as a percentage of POPSign program revenues for the nine months ended September 30, 2012, increased to 33.7% compared to 31.7% for the nine months ended September 30, 2011. The increases in gross profit as a percentage of POPSign program revenues in both 2012 periods were due to increased sales.

Product sales: Gross profit from our product sales for the three months ended September 30, 2012, decreased 17.3% to $115,000 compared to $139,000 for the three months ended September 30, 2011. Gross profit from our product sales for the nine months ended September 30, 2012, decreased 25.1% to $405,000 compared to $541,000 for the nine months ended September 30, 2011. The decreases in both 2012 periods were primarily due to decreased sales. Gross profit as a percentage of product sales was 31.6% for the three months ended September 30, 2012, compared to 28.0% for the three months ended September 30, 2011. Gross profit as a percentage of product sales was 29.9% for the nine months ended September 30, 2012, compared to 32.8% for the nine months ended September 30, 2011. The increase in gross profit in the three months ended September 30, 2012 was primarily due to decreased staffing levels, partially offset by the effect of fixed costs on lower sales. The decrease in the nine months ended September 30, 2012 was primarily the result of product mix and the effect of fixed costs on decreased sales, partially offset by decreased staffing levels.

Operating Expenses

Selling. Selling expenses for the three months ended September 30, 2012, decreased 17.6% to $1,097,000 compared to $1,332,000 for the three months ended September 30, 2011. Selling expenses for the nine months ended September 30, 2012, decreased 9.9% to $3,871,000, compared to $4,295,000 for the nine months ended September 30, 2011. The decreases in the 2012 periods were primarily due to decreased staffing levels and related travel expenses, as compared to the 2011 periods.

Selling expenses as a percentage of total net sales decreased to 18.0% for the three months ended September 30, 2012, compared to 43.5% for the three months ended September 30, 2011. Selling expenses as a percentage of total net sales decreased to 26.1% for the nine months ended September 30, 2012, compared to 33.0% for the nine months ended September 30, 2011. The fluctuations in selling expenses as a percentage of total net sales in the 2012 periods were primarily due to decreased staffing levels and related travel expenses, as well as increased sales in the 2012 periods.

Marketing. Marketing expenses for the three months ended September 30, 2012, decreased 46.0% to $230,000 compared to $426,000 for the three months ended September 30, 2011. Marketing expenses for the nine months ended September 30, 2012, decreased 27.8% to $919,000 compared to $1,273,000 for the nine months ended September 30, 2011. Decreased expenses in the 2012 periods were primarily the result of decreased staffing levels.

Marketing expenses as a percentage of total net sales decreased to 3.8% for the three months ended September 30, 2012, compared to 13.9% for the three months ended September 30, 2011. Marketing expenses as a percentage of total net sales decreased to 6.2% for the nine months ended September 30, 2012, compared to 9.7% for the nine months ended September 30, 2011. The decreases in marketing expenses as a percentage of total net sales in the 2012 periods were primarily the result of decreased staffing levels, as well as increased sales in the 2012 periods.

General and administrative. General and administrative expenses for the three months ended September 30, 2012 decreased 39.0% to $757,000 compared to $1,242,000 for the three months ended September 30, 2011. General and administrative expenses for the nine months ended September 30, 2012 decreased 41.0% to $2,656,000 compared to $4,505,000 for the nine months ended September 30, 2011. The decreases in the 2012 periods were primarily due to reduced staffing levels and legal fees.

General and administrative expenses as a percentage of total net sales decreased to 12.5% for the three months ended September 30, 2012, compared to 40.6% for the three months ended September 30, 2011. General and administrative expenses as a percentage of total net sales decreased to 17.9% for the nine months ended September 30, 2012, compared to 34.6% for the nine months ended September 30, 2011. Decreased percentages in the 2012 periods were primarily the result of higher sales in the 2012 periods, in addition to the factors described above.

Legal fees and expenses were $8,000 for the three months ended September 30, 2012, compared to $159,000 for the three months ended September 30, 2011. Legal fees and expenses were $112,000 for the nine months ended September 30, 2012 compared to $1,453,000 for the nine months ended September 30, 2011. Management does not expect significant legal fees in future periods.

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

Other Income. Other income for the three months ended September 30, 2012, was $6,000 compared to $13,000 for the three months ended September 30, 2011. Other income for the nine months ended September 30, 2012, was $20,000 compared to $55,000 for the nine months ended September 30, 2011. The decreases in other income in the 2012 periods were primarily due to interest earned on lower cash and cash equivalents balances.

Income Taxes. For the three months ended September 30, 2012, income tax expense was $102,000, or 21.1% of income before taxes, compared to an income tax benefit of $1,096,000 or 38.9% of loss before taxes for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the income tax benefit was $779,000, or 31.5% of loss before income taxes, compared to income tax expense of $32,411,000 or 38.6% of income before income taxes. The income tax expense (benefit) during the three and nine months ended September 30, 2012 and 2011 is comprised of federal and state taxes. The primary differences between the Company’s effective tax rates and the statutory federal rate are nondeductible meals and entertainment and expense related to equity compensation.

Net Income (Loss). Net income for the three months ended September 30, 2012, was $380,000 compared to a net loss of $(1,721,000) for the three months ended September 30, 2011. The net loss for the nine months ended September 30, 2012 was $(1,693,000) compared to net income of $51,477,000 for the nine months ended September 30, 2011.

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

Reconciliation of non-GAAP Financial Measures
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income (loss)	$380,000	$(1,721,000)	$(1,693,000)	$51,477,000
Adjustment:
Gain from litigation settlement (net of tax)	—	—	—	(55,062,000)
Non-GAAP net income (loss) before gain from litigation settlement (net of tax)	380,000	(1,721,000)	(1,693,000)	(3,585,000)
Adjustment:
Restructuring charge (net of tax)	—	—	261,000	—
Non-GAAP net income (loss) before gain from litigation settlement (net of tax) and restructuring charge (net of tax)	$380,000	$(1,721,000)	$(1,432,000)	$(3,585,000)

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales, sales of its services and products and legal settlement proceeds. At September 30, 2012, working capital was $21,345,000 compared to $22,671,000 at December 31, 2011. During the nine months ended September 30, 2012, cash and cash equivalents decreased $3,428,000 from $23,202,000 at December 31, 2011, to $19,774,000 at September 30, 2012.

Operating Activities: Net cash used in operating activities during the nine months ended September 30, 2012, was $3,296,000. The net loss of $(1,693,000), plus non-cash adjustments of $1,139,000 and changes in operating assets and liabilities of $(2,742,000) resulted in the $3,296,000 of cash used in operating activities. The non-cash adjustments consisted of depreciation and amortization expense and stock-based compensation expense. The Company expects accounts receivable, accounts payable, accrued liabilities and deferred revenue to fluctuate during future periods depending on the level of POPSign revenues and related business activity as well as billing arrangements with customers and payment terms with retailers.

Investing Activities: Net cash used in investing activities during the nine months ended September 30, 2012 was $50,000, related to purchases of property and equipment. The Company does not currently expect significant capital expenditures in the remainder of 2012.

Financing Activities: Net cash used in financing activities during the nine months ended September 30, 2012 was $82,000. The repurchase of common stock of $213,000, pursuant to a plan adopted on February 22, 2011, and further amended May 25, 2011, was partially offset by $131,000 of proceeds from the issuance of common stock under the employee stock purchase plan. The Company does not expect to repurchase any further shares of common stock during 2012, as the plan expired on January 31, 2012.

The Company believes that based upon current business conditions, its existing cash balance and future cash generated from operations will be sufficient for its cash requirements for at least the next 12 months. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for 2012 and beyond; (ii) our expectation that we will not incur significant legal fees or capital expenditures in future periods; (iii) that we expect fluctuations in accounts receivable and payable, accrued liabilities, and deferred revenue; and (iv) that there is no plan to re-purchase company stock. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this statement was made. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Among the factors that could cause our estimates and assumptions as to future performance, and our actual results to differ materially, including: (i) the risk that management may be unable to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (ii) the risk that the Company will not be able to develop and implement new product offerings, including mobile or digital offerings, in a successful manner; (iii) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with retailers and consumer packaged goods manufacturers; (iv) potentially incorrect assumptions by management with respect to the financial effect of cost reduction initiatives, current strategic decisions, the effect of current sales trends on fiscal year 2012 results and the benefit of our relationships with News America and Valassis; (v) loss of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a retailer or consumer packaged goods manufacturer; and (vi) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2011, any additional risks presented in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

No share repurchases took place during the three months ended September 30, 2012.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included herewith:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification
101.1

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10- Q for the quarter ended September 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 5, 2012	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill
Chairman and Chief Executive Officer
(principal executive officer)

/s/ John C. Gonsior
John C. Gonsior
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

^10.1

Consulting Agreement and Release of Claims between Insignia Systems, Inc. and Alan M. Jones effective October 1, 2012 (Exhibit 10.1 to the Registrant’s Form 8-K filed October 2, 2012, Commission File No. 1-13471, incorporated by reference).

^10.2

Insignia Systems, Inc. 2003 Incentive Stock Option Plan (as amended through February 21, 2012) (Exhibit 4.1 to Registrant’s Form S-8 filed August 1, 2012, Commission File No. 1-13471, incorporated by reference).

^10.3

Insignia Systems, Inc. Employee Stock Purchase Plan (as amended through February 21, 2012) (Exhibit 4.1 to Registrant’s Form S-8 filed August 1, 2012, Commission File No. 1-13471, incorporated by reference).

+31.1	Certification of Principal Executive Officer.

+31.2	Certification of Principal Financial Officer.

+32	Section 1350 Certification.

++101.1

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.