Form 10-K
period 2012-12-31
INSIGNIA SYSTEMS INC/MN
filed 2013-03-18
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012	Commission File Number 1-13471

INSIGNIA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2012) was approximately $23,646,000 based upon the price of the registrant’s Common Stock on such date.

Number of shares outstanding of Common Stock, $.01 par value, as of March 6, 2013 was 13,652,947.

DOCUMENTS INCORPORATED BY REFERENCE:
The information called for by Part II – Item 5 and Part III - Items 10, 11, 12, 13 and 14 of the Form 10-K is incorporated by reference from the registrant’s definite proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I.

Item 1. Business

General

Insignia Systems, Inc. (referred to in this Annual Report on Form 10-K as “we,” “us,” “our” and the “Company”) markets in-store advertising products, programs and services to consumer packaged goods manufacturers (customers) and retailers. The Company has been in business since 1990. Since 1998, the Company has been focusing on providing in-store advertising services through the Insignia Point-Of-Purchase Services (POPS) in-store advertising program. Insignia POPS® includes the Insignia POPSign® program.

Insignia’s POPSign is a national, account-specific, in-store, shelf-edge advertising program that we believe delivers significant sales increases. Funded by consumer packaged goods manufacturers, the program allows manufacturers to deliver vital product information to consumers at the point-of-purchase. The brand information is combined with each retailer’s store-specific prices and is displayed on the retailer’s unique sign format. We believe that combining manufacturer and retailer information produces a complete “call to action” that gets consumers the information they want and need to make purchasing decisions, while building store and brand equity.

For retailers, Insignia’s POPSign program is a source of incremental revenue and is an in-store advertising program that delivers a complete “call to action” on a product-specific and store-specific basis. For consumer packaged goods manufacturers, Insignia’s POPSign program provides access to what we believe is the optimum retail advertising site for their products – the retail shelf-edge. In addition, we believe manufacturers benefit from significant sales increases, short lead times, micro-marketing capabilities, such as store-specific and multiple language options, and a wide variety of program features and enhancements that provide unique advertising advantages.

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

Many consumers seek product information beyond price in order to make educated buying decisions. The Company’s marketing studies indicate the most effective signs contain information supplied by the product manufacturer in combination with the retailer’s price and design look.

Company Products

Insignia’s POPSign Program

Insignia’s POPSign program is an in-store, shelf-edge, point-of-purchase advertising program that enables manufacturers to deliver product-specific messages quickly and accurately – in designs and formats that have been pre-approved and supported by participating retailers. Insignia POPSign delivers vital product selling information from manufacturers, such as product uses and features, nutritional information, advertising tag lines and product images. The brand information is combined with the retailer’s store-specific prices and is displayed on the retailer’s unique sign format that includes its logo and store colors. Each sign is displayed directly in front of the manufacturer’s product in the participating retailer’s stores. The Company’s POPSign program offers special features and enhancements, such as ShapePOPS,® which is an enhancement to its Color POPSigns that was developed in 2011.

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

Utilizing proprietary technology, the Company collects and organizes the data from manufacturers and retailers, then formats, prints and delivers the signs to its POPSign retailers and/or Valassis’ and News America’s contracted retailers for distribution and display. Store personnel place the signs at the shelf for display cycles in participating stores in Insignia’s contracted network of retailers. Personnel from a contracted third-party merchandising company place the signs at the shelf for display cycles in participating retail stores in Valassis’ and News America’s contracted network of retailers. The Company charges manufacturers for the signs placed in stores for each cycle. Retailers are paid a fee to display the signs and for product movement data provided to Insignia. The Company pays a fee to Valassis and News America for programs provided to retailers under contract with Valassis and News America.

Laser Printer and Vinyl Label Supplies

The Company provides a comprehensive offering of laser printable cardstock and vinyl labels to retailers for their in-store signage and shelf-edge product information needs. Products include adhesive and non-adhesive supplies in a variety of colors, sizes and weights. Approximately 5% of 2012 revenues came from the sale of laser printer and vinyl label supplies. The Company expects this percentage to be comparable in future periods.

The Impulse Retail System and SIGNright Sign System

Prior to 1996, the Company’s primary product offering was the Impulse Retail System, a system developed by an independent product design and development firm. The Company continues to sell cardstock and supplies related to the Impulse Retail System to U.S. and international customers. Cardstock for the Impulse Retail System is sold by the Company in a variety of sizes and colors that can be customized to include pre-printed custom artwork, such as a retailer’s logo. Approximately 2% of 2012 revenues came from the sale of cardstock. The Company expects this percentage to be comparable in future periods.

In 1996, the Company replaced the Impulse Retail System with the SIGNright Sign System. In 1998, the Company ceased the active domestic sales of the SIGNright Sign System, and in 2011, ceased selling SIGNright cardstock.

Stylus Software

In late 1993, the Company introduced Stylus; a PC-based software application used by retailers to produce signs, labels, and posters. The Stylus software allows retailers to create signs, labels and posters by manually entering the information or by importing information from a database. Approximately 1% of 2012 revenues came from the sale of Stylus products and maintenance. The Company expects this percentage to decrease in future periods due to the Company focusing on other products for future growth.

Marketing and Sales

The Company directly markets the Insignia POPSign program to food and drug manufacturers and retailers. By utilizing the Insignia POPSign program, we believe these manufacturers and retailers can easily accomplish what had previously been either impossible or extremely difficult: tailoring national in-store advertising programs to regional and local needs with minimal effort. In addition to the benefits provided to manufacturers and retailers, we believe Insignia’s POPSign program provides consumers more information and clear messages to aid in purchasing decisions. The Company believes its POPSign program is the most complete in-store advertising sign program available, benefiting consumers, retailers, and manufacturers. The Company and Valassis are parties to an Exclusive Reseller Agreement, as amended, which defines a strategic alliance between the companies and is in effect through December 31, 2017.

Prior to April 1998, the Company marketed the Impulse Retail System and the SIGNright Sign System through telemarketing by in-house sales personnel and independent sales representatives. In May 1998, the Company discontinued the active marketing of the systems, but continues to sell cardstock and supplies related to the Impulse Retail System to U.S. and international customers.

During 2012 and 2011, foreign sales accounted for less than 1% of total net sales each year. The Company expects sales to foreign distributors will be less than 1% of total net sales in 2013.

Competition

The Insignia POPSign program provides the vast majority of the Company’s annual revenues. The POPSign program faces intense competition for the marketing expenditures of branded product manufacturers for at-shelf advertising-related signage. In particular, the Company faces significant competition from News America and Valassis, which also provide at-shelf advertising and promotional signage. Although settlement of prior litigation with News America resulted in a 10-year agreement that provides the Company additional opportunities to compete by offering signs with price in specific parts of News America’s retail network, the Company will continue to compete for advertising dollars with News America’s other at-shelf advertising and promotional signage offerings.

We believe the main strengths of the Insignia POPSign program in relation to its competitors are:

-	the linking of manufacturers to retailers at a central distribution point for in-store advertising

-	providing a complete “call to action” service

-	supplying product-specific and store-specific messages at the retail shelf

-	delivering vital product information and store-specific prices

-	short lead times to program execution

-	significant sales increases

Intellectual Property: Patents and Trademarks

The Company has developed and is using a number of trademarks, service marks, slogans, logos and other commercial symbols to advertise and sell its products. The Company owns U.S. registered trademarks for Insignia Systems, Inc. ® (and Design), Insignia POPS®, POPS Select®, Insignia POPSign®, Insignia ShelfPOPS®, UltraColor®, Stylus®, Stylus Work Center®, SIGNright®, Impulse®, DuraSign®, I-Care®, Check This Out®, Color POPSign®, BannerPOPS® and BrandPOPS®.

The Company is in the process of obtaining trademark registrations in the United States for the trademark Insignia EquityPOPS™, Category POPS™, ShapePOPS™ and ShapePOPS™ Premier.

The Company licenses the right to use a patented barcode on the sign cards for the Company’s Impulse Retail System. Neither revenues from this product line, nor royalties paid under the license agreement, are considered material.

Key employees are required to enter into nondisclosure and invention assignment agreements. Customers, vendors and other third parties also must agree to nondisclosure restrictions to prevent unauthorized disclosure of our trade secrets or other confidential or proprietary information.

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

Customers

During the year ended December 31, 2012, one customer accounted for 30% of the Company’s total net sales. At December 31, 2012, this customer represented 43% of the Company’s total accounts receivable. During the year ended December 31, 2011, two customers accounted for 33% and 12%, respectively, of the Company’s total net sales. At December 31, 2011, these two customers represented 30% and 12% of the Company’s total accounts receivable, respectively.

Backlog

Sales backlog on March 1, 2013 was approximately $13.3 million, the vast majority of which is for programs running during the remainder of 2013. The orders are believed to be firm, but there is no assurance that all of the backlog will actually result in revenues. Sales backlog on March 5, 2012 was approximately $6.1 million.

Seasonality

The Company’s results of operations have fluctuated from quarter to quarter due to variations in net sales and operating expenses described in more detail below. There is no seasonal pattern to these fluctuations.

The Company’s results of operations fluctuate from quarter to quarter as a result of the following:

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

Environmental Matters

We believe our operations are in compliance with all applicable environmental regulations within the jurisdictions in which we operate.

Employees

As of March 6, 2013, the Company had 71 employees, including all full-time and part-time employees. We believe relations with our employees are good.

Segment Reporting

The Company operates in a single reportable segment.

Item 1A.     Risk Factors

Forward-Looking Statements

Statements made in this Annual Report on Form 10-K, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks described below.

Our business faces significant risks, including the risks described below. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Risks Related to Our Business

Our Results Are Dependent on Our Manufacturing Partners Continued Use of Our POPS Program

We are largely dependent on our POPS program. Revenues from this program represented approximately 91% and 87% of total net sales for fiscal 2012 and 2011, respectively, which are purchased by branded product manufacturers. Should brand manufacturers no longer perceive value in the POPS program, or if our POPS program does not continue to result in product sales increases, our business and results of operations would be adversely affected due to our heavy dependence on this program. Additionally, changes in economic conditions could result in reductions in advertising and promotional expenditures by branded product manufacturers, which may result in decreased spending for the in-store advertising services we offer.

We Are Dependent On Our Contracts with Retailers and Our Ability to Renew Those Contracts When Their Terms Expire

On an ongoing basis, we negotiate renewals of various retailer contracts which allow us access to place signs at shelf in their stores. Some of our retailer contracts require us to guarantee minimum payments. If we are unable to offer guarantees at the required levels in the new contracts, and the contracts are not renewed because of that reason or because of other reasons, it will have a material adverse effect on our operations and financial condition.

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

Our Results Are Dependent On the Success of Our Relationship with Valassis and Our Selling Arrangement with News America

Our strategic alliance with Valassis offers an expanded network of retailers for placement of in-store advertising and thus far has resulted in increased revenues for the Company. If our partnership with Valassis does not continue to be successful, our revenue levels and our participating retailer network could be adversely affected.

Additionally, our results will depend, in part, on the success of our sales and marketing efforts as News America’s exclusive agent for signs with price into the News America network of retailers and upon our ability to successfully sell programs into this network. Additionally, if disputes with News America arise in the future regarding the operational aspects of our agreement, it could have an adverse effect on the Company.

We Face Significant Competition

We face significant competition from News America and Valassis, companies that also provide at-shelf advertising and promotional signage. Although the settlement with News America resulted in a 10-year agreement that provides us additional opportunities to compete by offering signs with price in News America’s network, we will continue to compete for advertising dollars with News America’s other at-shelf advertising and promotional signage offerings. News America and Valassis have significantly greater financial resources that can be used to market their products. Should our competitors succeed in obtaining more of the at-shelf advertising business from our current customers, our revenues and related operations would be adversely affected.

We Have Been Involved In Major Litigation

For the past several years, we had been involved in major litigation with News America. During 2011, the Company and News America entered into a settlement agreement to resolve the antitrust and false advertising lawsuit that had been outstanding for several years. Although the Company obtained a significant settlement in 2011, if future disputes with News America, or other companies arise, it could have a material adverse effect on our Company.

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

Risks Related to Our Common Stock

Investment in Our Stock Could Result in Fluctuating Returns

During the year ended December 31, 2012, the last reported price of our common stock as quoted on The NASDAQ Stock Market ranged from a low of $1.48 to a high of $2.24. We believe factors such as the market’s acceptance of our services and products, the performance of our business relative to market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies.

We Do Not Intend To Pay Additional Dividends

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. As a result, shareholders should not expect an opportunity to achieve a return on their investment through dividend payments.

Other Risks

Our business operates in a continually changing environment that involves numerous risks and uncertainties. It is not reasonable for us to itemize all of the factors that could affect us and/or the products and services or the industry as a whole. Future events that may not have been anticipated or discussed here could adversely affect our business, financial condition, results of operations or cash flows.

Thus, the foregoing is not a complete description of all risks relevant to our future performance, and the foregoing risk factors should be read and understood together with and in the context of similar discussions which may be contained in the documents that we file with the SEC in the future.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

The Company currently leases approximately 41,000 square feet of office and warehouse space in suburban Minneapolis, Minnesota, through February 29, 2016. The Company believes that the 41,000 square feet of space will meet the Company’s foreseeable needs.

Item 3.     Legal Proceedings

From time to time, the Company is subject to various other legal proceedings in the normal course of business. The Company currently has no material pending legal proceedings.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a)	Market Information

          The Company’s common stock trades on the NASDAQ Capital Market® under the symbol ISIG. The following table summarizes the high and low sale prices per share of our common stock for the periods indicated as reported by NASDAQ.

2012	High	Low	2011	High	Low
First Quarter	$2.24	$1.48	First Quarter	$7.75	$6.25
Second Quarter	2.11	1.63	Second Quarter	7.58	3.68
Third Quarter	1.92	1.53	Third Quarter	4.05	2.21
Fourth Quarter	1.80	1.51	Fourth Quarter	2.50	1.77

b)	Approximate Number of Holders of Common Stock

          As of March 6, the Company had one class of Common Stock beneficially held by approximately 1,785 owners.

c)	Dividends

          The Company does not pay a regular dividend. On February 22, 2011, the Board declared a one-time special dividend of $2.00 per share to shareholders of record as of April 1, 2011, paid May 2, 2011. In accordance with applicable NASDAQ rules, the ex-dividend date was May 3, 2011, one day following the payment date. The Board of Directors presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

d)	Issuer Repurchases of Equity Securities

          The Company did not engage in any repurchases of its common stock during the fourth quarter of the fiscal year ended December 31, 2012.

e)	Securities Authorized for Issuance under Equity Compensation Plans

          The information required by this Item 5 concerning equity compensation plans under which securities may be issued is incorporated herein by reference to the Company’s proxy statement for its 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the related notes included in this Annual Report. This Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in “Forward-Looking Statements” and elsewhere in this Annual Report.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

For the Years Ended December 31	2012	2011
Net sales	100.0%	100.0%
Cost of Sales	63.8	72.0
Gross Profit	36.2	28.0
Operating expenses:
Selling	25.0	33.4
Marketing	5.7	9.9
General and administrative	16.8	31.9
Gain on litigation settlement, net	—	(520.9)
Total operating expenses	47.5	(445.7)
Operating income (loss)	(11.3)	473.7
Other income	0.1	0.4
Income (loss) before taxes	(11.2)	474.1
Income tax (expense) benefit	3.1	(177.6)
Net income (loss)	(8.1)%	296.5%

Fiscal 2012 Compared to Fiscal 2011

Net Sales. Net sales for the year ended December 31, 2012 increased 17.1% to $20,174,000 compared to $17,233,000 for the year ended December 31, 2011.

Service revenues from our POPSign programs for the year ended December 31, 2012 increased 22.6% to $18,433,000 compared to $15,032,000 for the year ended December 31, 2011. The increase was primarily due to a 24% increase in the number of signs placed, while the average price of our signs stayed consistent from the previous year.

Product sales for the year ended December 31, 2012 decreased 20.9% to $1,741,000 compared to $2,201,000 for the year ended December 31, 2011. The decrease was primarily due to decreased sales of laser sign card and label supplies, thermal sign card supplies and Stylus software based upon decreased demand for these products from our customers.

Gross Profit. Gross profit for the year ended December 31, 2012 increased 51.6% to $7,302,000 compared to $4,818,000 for the year ended December 31, 2011. Gross profit as a percentage of total net sales increased to 36.2% for 2012 compared to 28.0% for 2011.

Gross profit from our POPSign program revenues for the year ended December 31, 2012 increased 63.8% to $6,764,000 compared to $4,129,000 for the year ended December 31, 2011. The increase in gross profit from our POPSign program was primarily due to increased revenues resulting from enhanced product offerings and the effect of fixed costs being spread over higher sales. Gross profit as a percentage of POPSign program revenues increased to 36.7% for 2012 compared to 27.5% for 2011, due primarily to the factors described above.

Gross profit from our product sales for the year ended December 31, 2012 decreased 21.9% to $538,000 compared to $689,000 for the year ended December 31, 2011. Gross profit as a percentage of product sales decreased to 30.9% for 2012 compared to 31.3% for 2011. The decreases were primarily due to decreased sales and the effect of fixed costs being spread over lower sales.

Operating Expenses

Selling. Selling expenses for the year ended December 31, 2012 decreased 12.2% to $5,049,000 compared to $5,753,000 for the year ended December 31, 2011, primarily due to lower staffing levels as a result of a reduction in force implemented in 2012 (“2012 RIF”). Selling expenses as a percentage of total net sales decreased to 25.0% in 2012 compared to 33.4% in 2011, primarily due to the factors described above.

Marketing. Marketing expenses for the year ended December 31, 2012 decreased 32.4% to $1,149,000 compared to $1,700,000 for the year ended December 31, 2011, primarily due to decreased staffing-related expenses as a result of the 2012 RIF. Marketing expenses as a percentage of total net sales decreased to 5.7% in 2012 compared to 9.9% in 2011, primarily due to the factors described above.

General and Administrative. General and administrative expenses for the year ended December 31, 2012 decreased 38.3% to $3,388,000 compared to $5,495,000 for the year ended December 31, 2011, primarily due to reduced legal fees of $1,464,000, as well as decreased staffing-related expenses of $643,000 as a result of the 2012 RIF. General and administrative expenses as a percentage of total net sales decreased to 16.8% in 2012 compared to 31.9% in 2011, primarily due to the factors described above.

Legal fees were $124,000 for the year ended December 31, 2012 compared to $1,588,000 for the year ended December 31, 2011. The legal fees in 2011 were incurred primarily in connection with the News America litigation described elsewhere herein. The amount of legal fees and expenses that were incurred in connection with the lawsuit against News America were significant throughout the first half of 2011 in connection with trial preparation, commencement of the trial and settlement activities.

Gain from Litigation Settlement, Net. During the year ended December 31, 2011, we settled a lawsuit with News America, for which we received $125,000,000. The $125,000,000 settlement was reduced by contingent legal fees of $31,250,000 that were paid by us to our lead trial counsel, as well as bonuses of $3,988,000 that were paid to employees, which produced the net amount of $89,762,000 recorded as Gain From Litigation Settlement.

Other Income. Other income, which was comprised of interest income, for the year ended December 31, 2012 was $27,000 compared to other income of $63,000 for the year ended December 31, 2011. The decrease in other income in 2012 was primarily the result of lower cash and cash equivalent balances during 2012.

Income Taxes. During the year ended December 31, 2012, the Company recorded an income tax benefit of $633,000. During the year ended December 31, 2011, the Company recorded $30,606,000 of tax expense. The expense was mainly the result of the gain on the settlement payment resulting from the litigation with News America.

Net Income (Loss). The net loss for the year ended December 31, 2012 was $(1,624,000) compared to net income of $51,089,000 for the year ended December 31, 2011.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At December 31, 2012, working capital was $21,791,000 compared to $22,671,000 at December 31, 2011. During the year ended December 31, 2012, cash and cash equivalents decreased by $2,931,000 from $23,202,000 at December 31, 2011 to $20,271,000 at December 31, 2012.

Net cash used in operating activities during the year ended December 31, 2012 was $2,711,000. The net loss of $(1,624,000), plus non-cash adjustments of $1,582,000 less changes in operating assets and liabilities of $(2,669,000) were the items that contributed to the cash used in operating activities. The non-cash adjustments of $1,582,000 consisted of depreciation and amortization, deferred income tax expense and stock-based compensation expense. The most significant component of the $(2,669,000) change in operating assets and liabilities was accounts receivable. Accounts receivable increased during 2012 mainly due to the timing of payments received from customers. The Company expects accounts receivable, accounts payable, accrued liabilities and deferred revenue to fluctuate during future periods depending on the level of POPSign revenues and related business activity as well as billing arrangements with customers and payment terms with retailers.

Net cash of $138,000 was used in investing activities during the year ended December 31, 2012, due entirely to the purchase of property and equipment related mainly to various computer equipment and other leasehold improvements.

Net cash of $82,000 was used in financing activities during the year ended December 31, 2012, due to the repurchase of common stock of $213,000, partially offset by proceeds received from the issuance of common stock under the employee stock purchase plan of $131,000.

The Company believes that based upon current business conditions, its existing cash balance and future cash from operations will be sufficient for its cash requirements in the foreseeable future. However, there can be no assurances that this will occur or that the Company will be able to secure additional financing from public or private stock sales or from other financing agreements if needed.

Critical Accounting Policies

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, income taxes, and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this ASU did not have a material impact on the Company’s financial statements.

Off-Balance Sheet Transactions

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Insignia Systems, Inc.

We have audited the accompanying balance sheets of Insignia Systems, Inc. (the Company) as of December 31, 2012 and 2011, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2012. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. as of December 31, 2012 and 2011 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota March 18, 2013

Insignia Systems, Inc.
BALANCE SHEETS

As of December 31	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$20,271,000	$23,202,000
Accounts receivable, net	3,784,000	2,663,000
Inventories	310,000	321,000
Deferred tax assets	478,000	483,000
Income tax receivable	800,000	373,000
Prepaid expenses and other	516,000	814,000
Total Current Assets	26,159,000	27,856,000

Other Assets:
Property and equipment, net	2,149,000	2,759,000
Other, net	3,398,000	3,979,000

Total Assets	$31,706,000	$34,594,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,122,000	$2,444,000
Accrued liabilities:
Compensation	1,303,000	1,353,000
Other	541,000	549,000
Income tax payable	—	748,000
Deferred revenue	402,000	91,000
Total Current Liabilities	4,368,000	5,185,000

Long Term Liabilities:
Accrued compensation	—	800,000
Deferred tax liabilities	413,000	326,000
Accrued income taxes	430,000	424,000
Total Long-Term Liabilities	843,000	1,550,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 13,602,000 in 2012 and 13,630,000 in 2011	136,000	136,000
Additional paid-in capital	22,678,000	22,418,000
Retained earnings	3,681,000	5,305,000
Total Shareholders’ Equity	26,495,000	27,859,000

Total Liabilities and Shareholders’ Equity	$31,706,000	$34,594,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS

Year Ended December 31	2012	2011
Services revenues	$18,433,000	$15,032,000
Products revenues	1,741,000	2,201,000
Total Net Sales	20,174,000	17,233,000

Cost of services	11,669,000	10,903,000
Cost of goods sold	1,203,000	1,512,000
Total Cost of Sales	12,872,000	12,415,000
Gross Profit	7,302,000	4,818,000

Operating Expenses:
Selling	5,049,000	5,753,000
Marketing	1,149,000	1,700,000
General and administrative	3,388,000	5,495,000
Gain from litigation settlement, net	—	(89,762,000)
Total Operating Expenses	9,586,000	(76,814,000)
Operating Income (Loss)	(2,284,000)	81,632,000

Other Income:
Interest income	27,000	63,000
Total Other Income	27,000	63,000
Income (Loss) Before Taxes	(2,257,000)	81,695,000
Income tax (expense) benefit	633,000	(30,606,000)
Net Income (Loss)	$(1,624,000)	$51,089,000

Net income (loss) per share:
Basic	$(0.12)	$3.35
Diluted	$(0.12)	$3.29

Shares used in calculation of net income (loss) per share:
Basic	13,605,000	15,229,000
Diluted	13,605,000	15,512,000

Cash dividends declared per common share:	$0.00	$2.00

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital
	Common Stock
	Shares	Amount			Total

Balance at January 1, 2011	15,847,000	$159,000	$33,548,000	$(14,449,000)	$19,258,000
Issuance of common stock, net	1,556,000	15,000	3,111,000	—	3,126,000
Repurchase of common stock, net	(3,773,000)	(38,000)	(17,331,000)	—	(17,369,000)
Value of stock-based compensation	—	—	721,000	—	721,000
Dividends paid	—	—	—	(31,335,000)	(31,335,000)
Excess tax benefit from stock options	—	—	2,369,000	—	2,369,000
Net income	—	—	—	51,089,000	51,089,000

Balance at December 31, 2011	13,630,000	136,000	22,418,000	5,305,000	27,859,000
Issuance of common stock, net	76,000	1,000	130,000	—	131,000
Repurchase of common stock, net	(104,000)	(1,000)	(212,000)	—	(213,000)
Value of stock-based compensation	—	—	342,000	—	342,000
Net loss	—	—	—	(1,624,000)	(1,624,000)

Balance at December 31, 2012	13,602,000	$136,000	$22,678,000	$3,681,000	$26,495,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS

Year Ended December 31	2012	2011
Operating Activities:
Net income (loss)	$(1,624,000)	$51,089,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,148,000	694,000
Deferred income tax expense	92,000	5,545,000
Stock-based compensation	342,000	721,000
Changes in operating assets and liabilities:
Accounts receivable	(1,121,000)	564,000
Inventories	11,000	93,000
Income taxes receivable	(427,000)	(373,000)
Prepaid expenses and other	479,000	(489,000)
Accounts payable	(322,000)	109,000
Accrued liabilities	(858,000)	(172,000)
Income tax payable	(748,000)	3,117,000
Accrued income taxes	6,000	424,000
Excess tax benefit from stock options	—	(2,369,000)
Deferred revenue	311,000	(43,000)
Net cash provided by (used in) operating activities	(2,711,000)	58,910,000

Investing Activities:
Purchases of property and equipment	(138,000)	(2,195,000)
Acquisition of selling arrangement	—	(4,000,000)
Proceeds from sale of investments	—	500,000
Net cash used in investing activities	(138,000)	(5,695,000)

Financing Activities:
Excess tax benefit from stock options	—	2,369,000
Dividends paid	—	(31,335,000)
Proceeds from issuance of common stock, net	131,000	3,126,000
Repurchase of common stock, net	(213,000)	(17,369,000)
Net cash used in financing activities	(82,000)	(43,209,000)

Increase (decrease) in cash and cash equivalents	(2,931,000)	10,006,000

Cash and cash equivalents at beginning of year	23,202,000	13,196,000
Cash and cash equivalents at end of year	$20,271,000	$23,202,000

Supplemental disclosures for cash flow information:
Cash paid during the year for income taxes	$835,000	$21,762,000

Non-cash investing and financing activities:
Cashless exercise of options and warrants	$—	$800,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
Notes to Financial Statements

1.	Summary of Significant Accounting Policies.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2012, $6,831,000 was invested in an overnight repurchase account and $13,000,000 was invested in certificates of deposit. At December 31, 2011, $5,963,000 was invested in an overnight repurchase account and $15,000,000 was invested in certificates of deposit. The balances in cash accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Amounts held in checking accounts during the years ended December 31, 2012 and 2011, were fully insured under the Federal government’s Temporary Liquidity Guarantee Program. Amounts held in repurchase accounts during the years ended December 31, 2012 and 2011, were invested in Ginnie Mae mortgage securities which were backed by the full faith and credit guaranty of the United States government. Bank certificates of deposit at December 31, 2012 and 2011, were held at various institutions with amounts at each institution at or below the $250,000 insured limit of the Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments. The financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, and accounts payable. The financial instruments approximate fair value because of the short-term nature of these instruments.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2012	2011
Beginning balance	$12,000	$8,000
Bad debt provision	11,000	7,000
Accounts written-off	(1,000)	(3,000)

Ending balance	$22,000	$12,000

Inventories. Inventories are primarily comprised of parts and supplies for the Impulse machine, sign cards, and roll stock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

December 31	2012	2011
Raw materials	$72,000	$74,000
Work-in-process	3,000	12,000
Finished goods	235,000	235,000
	$310,000	$321,000

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

Production tooling	1 - 3 years
Machinery and equipment	5 - 6 years
Office furniture and fixtures	3 years
Computer equipment and software	3 years

Leasehold improvements are amortized over the shorter of the remaining term of the lease or estimated life of the asset.

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair market value. There were no impairment losses during the years ended December 31, 2012 and 2011.

Income Taxes. Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

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

Advertising Costs. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $4,000 and $18,000 during the years ended December 31, 2012 and 2011.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income by the weighted average shares outstanding and excludes any dilutive effects of options and warrants. Diluted net income per share gives effect to all diluted potential common shares outstanding during the year.

Due to the net loss incurred during the year ended December 31, 2012, all common stock options were anti-dilutive. Options to purchase approximately 764,000 shares of common stock with a weighted average exercise price of $6.04 were outstanding at December 31, 2011 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common share outstanding for the years ended December 31, 2012 and 2011 were as follows:

Year ended December 31	2012	2011
Denominator for basic net income (loss) per share - weighted average shares	13,605,000	15,229,000

Effect of dilutive securities:
Stock options	—	283,000

Denominator for diluted net income (loss) per share - adjusted weighted average shares	13,605,000	15,512,000

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

Reclassification. Certain 2011 amounts have been reclassified to conform with 2012 presentation. These reclassifications had no impact on total current assets, total current liabilities, or total shareholders’ equity.

2.

Selling Arrangement. In February 2011, the Company paid News America Marketing In-Store, LLC (News America) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $400,000 and $283,000 for the years ended December 31, 2012 and 2011, respectively, and is expected to be $400,000 per year over the next five years, is recorded within Cost of Services in the Company’s Statements of Operations. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s balance sheet. A summary of the carrying amount of this selling arrangement is as follows as of December 31:

	2012	2011
Selling Arrangement:
Gross cost	$4,000,000	$4,000,000
Accumulated amortization	(683,000)	(283,000)
Net carrying amount	$3,317,000	$3,717,000

3.	Property and Equipment. Property and equipment consists of the following at December 31:

	2012	2011
Property and Equipment:
Production tooling, machinery and equipment	$3,923,000	$3,908,000
Office furniture and fixtures	260,000	260,000
Computer equipment and software	1,085,000	1,008,000
Web site	38,000	38,000
Leasehold improvements	616,000	595,000
Construction in-progress	25,000	—
	5,947,000	5,809,000
Accumulated depreciation and amortization	(3,798,000)	(3,050,000)
Net Property and Equipment	$2,149,000	$2,759,000

Depreciation expense for the years ended December 31, 2012 and 2011 was $748,000 and $411,000, respectively.

4.	Commitments and Contingencies.

Operating Leases. The Company conducts its operations in a leased facility. On March 27, 2008, the Company entered into an operating lease for its current facility which is in effect from August 2008 through February 2016. Rent expense under this lease, excluding operating costs, was approximately $445,000 in each of the years ended December 31, 2012 and 2011.

Minimum future lease obligations under this lease, excluding operating costs, are approximately as follows for the years ending December 31:

2013	$474,000
2014	484,000
2015	492,000
2016	82,000

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for fixed or store-based payments rather than sign placement-based payments. During the years ended December 31, 2012 and 2011, the Company incurred $1,704,000 and $1,371,000 of costs related to fixed and store-based payments, respectively. The amounts are recorded in Cost of Services in the Company’s Statements of Operations.

Aggregate commitment amounts under agreements with retailers are approximately as follows for the years ending December 31:

2013	$1,497,000
2014	971,000
2015	503,000
2016	98,000

On an ongoing basis the Company negotiates renewals of various retailer agreements. Upon the completion of future contract renewals, the annual commitment amounts for 2013 and thereafter could be in excess of the amounts above.

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

A reconciliation of the settlement proceeds to the gain from litigation settlement recognized in the Company’s Statements of Operations is as follows:

Year Ended December 31	2012	2011
Settlement proceeds	$—	$125,000,000
Less contingent attorneys’ fees	—	(31,250,000)
Less bonuses paid to employees	—	(3,988,000)
Gain from litigation settlement, net	$—	$89,762,000

During the years ended December 31, 2012 and 2011, the Company incurred legal fees of $124,000 and $1,588,000. Legal fees and expenses are expensed as incurred and are included in general and administrative expenses in the Company’s statements of operations.

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

The following table summarizes the stock-based compensation expense which was recognized in the Company’s Statements of Operations for the years ended December 31, 2012 and 2011:

Year ended December 31	2012	2011
Cost of sales	$93,000	$135,000
Selling	104,000	190,000
Marketing	18,000	90,000
General and administrative	127,000	306,000
	$342,000	$721,000

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2012	2011
Stock Options:
Expected life (years)	4.2	4.5
Expected volatility	71%	70%
Dividend yield	0%	0%
Risk-free interest rate	0.58%	1.60%

	2012	2011
Stock Purchase Plan Options:
Expected life (years)	1.0	1.0
Expected volatility	46%	30%
Dividend yield	0%	0%
Risk-free interest rate	0.12%	0.30%

The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of stock-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust it as necessary.

As of December 31, 2012, there was approximately $649,000 of total unrecognized compensation costs related to the outstanding stock options which is expected to be recognized over a weighted average period of 2.3 years.

Stock Options. Prior to 2003, the Company had a stock option plan (the “1990 Plan”) for its employees and directors under which substantially all of the shares reserved for issuance had been issued. During May 2003, the Company’s shareholders approved the 2003 Incentive Stock Option Plan (the “2003 Plan”), which replaced the 1990 Plan. In May 2012, the Company’s shareholders voted to increase the common shares reserved for issuance from 3,175,000 to 3,675,000. Options granted under the 1990 Plan will remain in effect until they are exercised or expire according to their terms. All current option grants are made under the 2003 Plan.

Under the terms of the stock option plans, the Company grants incentive or non-qualified stock options to employees, consultants and directors generally at an exercise price at or above 100% of fair market value at the close of business on the date of grant. The stock options expire 10 years after the date of grant and generally vest over three years. The Company issues new shares of common stock when stock options are exercised.

The following table summarizes activity under the option plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2010	89,805	2,597,924	$3.55
Reserved	300,000	—
Granted	(416,450)	416,450	3.85
Exercised	—	(1,634,671)	2.31	$7,094,000
Cancelled - 2003 Plan	26,666	(26,666)	4.82
Cancelled - 1990 Plan	—	(118,300)	7.84

Balance at December 31, 2011	21	1,234,737	4.87

Reserved	500,000	—
Granted	(737,500)	737,500	1.67
Cancelled - 2003 Plan	337,164	(337,164)	3.77
Cancelled - 1990 Plan	—	(165,400)	9.19

Balance at December 31, 2012	99,685	1,469,673	3.03

The number of options exercisable under the option plans was:

December 31, 2011	562,488
December 31, 2012	572,552

The following table summarizes information about the stock options outstanding at December 31, 2012:

			Options Outstanding			Options Exercisable
Ranges of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.61	–	$2.80	906,522	8.63 years	$1.85	230,055	$2.34
$3.13	–	$5.49	512,251	7.07 years	4.56	291,597	4.66
$5.80	–	$9.28	19,700	0.31 years	5.84	19,700	5.84
$9.58	–	$10.90	31,200	0.15 years	10.37	31,200	10.37
			1,469,673	7.80 years	$3.03	572,552	$4.08

Options outstanding under the option plans expire at various dates during the period from January 2013 through December 2022. Options outstanding at December 31, 2012 had a weighted average remaining life of 7.8 years and an aggregate intrinsic value of $37,000. Options exercisable at December 31, 2012 had a weighted average remaining life of 5.5 years and an aggregate intrinsic value of $1,000. The weighted average grant-date fair value of options granted during the years ended December 31, 2012 and 2011 were $0.90 and $2.12.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “Plan”) that enables employees to contribute up to 10% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of the year. During the years ended December 31, 2012 and 2011, employees purchased 76,000 and 40,000 shares under the Plan. At December 31, 2012, 236,000 shares are reserved for future employee purchases of common stock under the Plan. For the years ended December 31, 2012 and 2011, the Company recognized $33,000 and $42,000, of stock-based compensation expense related to the Plan.

Dividends. On February 22, 2011, the Board declared a one-time special dividend of $2.00 per share to shareholders of record as of April 1, 2011, paid May 2, 2011. Since this special dividend exceeded 25% of the Company’s stock price, in accordance with applicable NASDAQ rules, the ex-dividend date was May 3, 2011, one day following the payment date. Outside of this special dividend, the Board of Directors presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

Stock Repurchase Plan. On February 23, 2010, the Board of Directors authorized the repurchase of up to $2,000,000 of the Company’s common stock on or before January 31, 2011. The plan did not obligate the Company to repurchase any particular number of shares, and may have been suspended at any time at the Company’s discretion.

On February 22, 2011, the Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012, under a new plan. On May 25, 2011, the Board amended the plan to increase the maximum share purchase amount from $15,000,000 to $20,000,000. The plan did not obligate the Company to repurchase any particular number of shares, and expired on January 31, 2012. The Company repurchased a total of 3,877,000 shares totaling $17,562,000 under this plan.

During the year ended December 31, 2011, the Company repurchased shares of stock from certain executive officers and employees of the Company. These share repurchases qualify as related party transactions. The Company repurchased a total of approximately 738,000 shares from these individuals at a total amount of $1,590,000.

6.	Income Taxes. Income tax expense (benefit) consists of the following:

Year Ended December 31	2012	2011
Current taxes - Federal	$(772,000)	$22,678,000
Current taxes - State	47,000	2,383,000
Deferred taxes - Federal	101,000	5,226,000
Deferred taxes - State	(9,000)	319,000

Income tax expense (benefit)	$(633,000)	$30,606,000

Significant components of the deferred taxes are as follows:

As of December 31	2012	2011
Current Deferred Tax Assets:
Accrued compensation	$304,000	$304,000
Accrued expenses	142,000	147,000
Inventory reserve	10,000	27,000
Net operating loss carryforwards	8,000	—
Other	14,000	5,000

Current deferred tax assets	$478,000	$483,000

Long-Term Deferred Tax Assets (Liabilities):
Depreciation	$(513,000)	$(692,000)
Stock options	46,000	26,000
Accrued compensation	—	304,000
Net operating loss carryforwards	54,000	36,000

Long-term deferred tax liabilities	$(413,000)	$(326,000)

The Company utilized federal net operating loss carryforwards of approximately $18,744,000 during 2011. Additionally, the Company utilized alternative minimum tax credit carryforwards of $125,000 during 2011.

The Company evaluates all significant available positive and negative evidence, including the existence of losses in the current year and years prior to 2011 and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company’s recent performance.

The actual tax expense (benefit) attributable to income from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 35% to the net income (loss) as follows:

Year Ended December 31	2012	2011
Federal statutory rate	(35.0)%	35.0%

Stock options	4.6	(0.2)
State taxes	0.1	2.0
Other permanent differences	1.1	—
Impact of uncertain tax positions	0.9	0.5
Other	0.2	0.2

Effective federal income tax rate	(28.1)%	37.5%

The Company has recorded a liability of $430,000 and $424,000 for uncertain tax positions taken in tax returns in previous years as of December 31, 2012 and 2011, respectively. This liability is reflected as Accrued Income Taxes on the Company’s Balance Sheets. The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service are 2009 and forward. With limited exceptions, tax years prior to 2009 are no longer open in major state and local tax jurisdictions. The Company does not anticipate that the total unrecognized tax benefits will change significantly prior to December 31, 2013.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows:

Balance at January 1, 2011	$—
Increases due to current year positions	424,000

Balance at December 31, 2011	424,000
Reductions as a result of filing state tax returns	(13,000)
Increases due to interest	19,000

Balance at December 31, 2012	$430,000

7.

Employee Benefit Plans. The Company sponsors a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. During the years ended December 31, 2012 and 2011, the Company made a matching contribution of $59,000 and $87,000, respectively.

8.

Restructuring. The Company implemented a plan to restructure its operations in March 2012, including workforce reductions, salary adjustments and other cost-saving initiatives. As part of this restructuring plan, approximately 29% of the Company’s workforce was reduced. A restructuring charge of $373,000 was recorded during 2012. The Company recorded $93,000 of this charge within Cost of Sales, and $280,000 within Operating Expenses in the Company’s Statements of Operations. All amounts related to this restructuring had been paid by December 31, 2012.

9.	Concentrations.

Major Customers. During the year ended December 31, 2012, one customer accounted for 30% of the Company’s total net sales. At December 31, 2012, this customer represented 43% of the Company’s total accounts receivable. During the year ended December 31, 2011, two customers accounted for 33% and 12% of the Company’s total net sales. At December 31, 2011, these two customers represented 30% and 12% of the Company’s total accounts receivable, respectively.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

Export Sales. Export sales accounted for less than 1% of total net sales during the years ended December 31, 2012 and 2011.

10.	Quarterly Financial Data. (Unaudited)
Quarterly data for the years ended December 31, 2012 and 2011 was as follows:

Year Ended December 31, 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$3,997,000	$4,773,000	$6,074,000	$5,330,000
Gross profit	900,000	1,494,000	2,560,000	2,348,000
Net income (loss)	(1,577,000)	(496,000)	380,000	69,000
Net income (loss) per share:
Basic	$(0.12)	$(0.04)	$0.03	$0.01
Diluted	$(0.12)	$(0.04)	$0.03	$0.01

Year Ended December 31, 2011
Net sales	$4,947,000	$5,026,000	$3,060,000	$4,200,000
Gross profit	2,036,000	1,938,000	170,000	674,000
Net income (loss)	53,873,000	(675,000)	(1,721,000)	(388,000)
Net income (loss) per share:
Basic	$3.37	$(0.04)	$(0.11)	$(0.03)
Diluted	$3.17	$(0.04)	$(0.11)	$(0.03)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2012 were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation management believes our internal control over financial reporting was effective as of December 31, 2012.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 concerning the directors and executive officers of the Company and corporate governance is incorporated herein by reference to the Company’s proxy statement for its 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement for its 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the Company’s proxy statement for its 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the Company’s proxy statement for its 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the Company’s proxy statement for its 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2012 and 2011
Statements of Operations for the years ended December 31, 2012 and 2011
Statements of Shareholders’ Equity for the years ended December 31, 2012 and 2011
Statements of Cash Flows for the years ended December 31, 2012 and 2011
Notes to Financial Statements

(a)	Exhibits

Exhibit Number	Description	Incorporation By Reference To

3.1	Articles of Incorporation of Registrant, as amended to date	Exhibit 3.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

3.2	Bylaws, as amended to date	Exhibit 3.1 of the Registrant’s Form 8-K filed February 23, 2007

4.1	Specimen Common Stock Certificate of Registrant	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

*10.1	The Company’s 1990 Stock Plan, as amended	Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

*10.2	The Company’s 2003 Incentive Stock Option Plan, as amended	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-182981

*10.3	Employee Stock Purchase Plan, as amended	Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-182981

*10.4	Amended Change in Control Severance Agreement with Scott F. Drill dated May 1, 2012	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2012

^10.5	Exclusive Reseller Agreement between Valassis Sales & Marketing Services, Inc. and the Company entered into as of June 12, 2006	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2006

Exhibit Number	Description	Incorporation By Reference To

^10.6	Amendment #1 dated December 6, 2006 to the Exclusive Reseller Agreement dated June 12, 2006 between Valassis Sales & Marketing Services, Inc. and the Company	Exhibit 10.1 of the Registrant’s Form 10-K/A for the year ended December 31, 2008

*10.7	Amended Change in Control Severance Agreement with Scott J. Simcox dated May 26, 2010	Exhibit 10.3 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010

*10.8	Amended Change in Control Severance Agreement with Alan Jones dated July 30, 2012	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012

*10.9	Amended Change in Control Severance Agreement with A. Thomas Lucas dated May 26, 2010	Exhibit 10.5 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010

^10.10	Amendment #2 dated July 2, 2007 to Exclusive Reseller Agreement dated June 12, 2006 between Valassis Sales & Marketing Services, Inc. and the Company	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007

10.11	Lease Agreement between the Company and the Landlord (Opus Northwest L.L.C.) dated March 27, 2008 (Exhibits Omitted)	Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

*10.12	2010 Executive Officer Incentive Bonus Plan	Exhibit 99.1 of the Registrant’s Form 8-K filed June 2, 2010

*10.13	Change in Control Severance Agreement with John C. Gonsior dated June 13, 2011	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011

^10.14	Exclusive Agreement for Sale and Implementation of Specified Signs with Price approved June 6, 2011	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011

^10.15	Settlement Agreement and Release with News America Marketing In-Store, LLC, dated February 9, 2011, including exhibits	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2011

*10.16	Amended Change in Control Severance Agreement with Glen Dall dated September 1, 2012	Exhibit 10.1 of the Registrant’s Form 8-K dated May 25, 2012

*10.17	Consulting Agreement and Release of Claims with Alan Jones dated September 1, 2012	Exhibit 10.1 of the Registrant’s Form 8-K dated October 2, 2012

14	Code of Ethics	Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

+23.1	Consent of Independent Registered Public Accounting Firm

+31.1	Certification of CEO (Principal Executive Officer) pursuant to Section 302 of the Sarbanes Oxley Act of 2002

+31.2	Certification of CFO (Principal Financial Officer) pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit Number	Description	Incorporation By Reference To

++32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

++101.1

The following materials from Insignia Systems, Inc.’s Annual Report on Form 10-K for the year ending December 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Cash Flows, (iv) Statements of Stockholders’ Equity, and (v) Notes to Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report pursuant to Item 15(b) of Form 10-K.
+	Filed herewith.
++	Furnished herewith.
^	Portions of this exhibit are treated as confidential pursuant to a request for confidential treatment filed by Insignia with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ Scott F. Drill
Scott F. Drill
Chairman and CEO
Dated: March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott F. Drill	Chairman, Chief Executive Officer (principal executive officer) and Secretary	March 18, 2013
Scott F. Drill

/s/ John C. Gonsior	Vice President of Finance, Chief Financial Officer (principal financial and accounting officer) and Treasurer	March 18, 2013
John C. Gonsior

	Director	March 18, 2013
David L. Boehnen

/s/ Edward A. Corcoran	Director	March 18, 2013
Edward A. Corcoran

/s/ Peter V. Derycz	Director	March 18, 2013
Peter V. Derycz

/s/ Reid V. MacDonald	Director	March 18, 2013
Reid V. MacDonald

/s/ Gordon F. Stofer	Director	March 18, 2013
Gordon F. Stofer

Signed by a majority of the Directors.