Form 10-Q
period 2013-03-31
INSIGNIA SYSTEMS INC/MN
filed 2013-05-07
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013
or
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
Yes ☐ No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of May 6, 2013 was 13,659,749.

Insignia Systems, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$19,461,000	$20,271,000
Accounts receivable, net	6,122,000	3,784,000
Inventories	325,000	310,000
Deferred tax assets	478,000	478,000
Income tax receivable	828,000	800,000
Prepaid expenses and other	443,000	516,000
Total Current Assets	27,657,000	26,159,000

Other Assets:
Property and equipment, net	1,990,000	2,149,000
Other, net	3,279,000	3,398,000

Total Assets	$32,926,000	$31,706,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,618,000	$2,122,000
Accrued liabilities	1,074,000	1,844,000
Income tax payable	563,000	—
Deferred revenue	749,000	402,000
Total Current Liabilities	5,004,000	4,368,000

Long-Term Liabilities:
Deferred tax liabilities	413,000	413,000
Accrued income taxes	430,000	430,000
Total Long-Term Liabilities	843,000	843,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 13,660,000 at March 31, 2013 and 13,602,000 at December 31, 2012	137,000	136,000
Additional paid-in capital	22,841,000	22,678,000
Retained earnings	4,101,000	3,681,000
Total Shareholders’ Equity	27,079,000	26,495,000

Total Liabilities and Shareholders’ Equity	$32,926,000	$31,706,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2013	2012
Services revenues	$6,967,000	$3,468,000
Products revenues	429,000	529,000
Total Net Sales	7,396,000	3,997,000

Cost of services	3,571,000	2,687,000
Cost of goods sold	289,000	410,000
Total Cost of Sales	3,860,000	3,097,000
Gross Profit	3,536,000	900,000

Operating Expenses:
Selling	1,395,000	1,646,000
Marketing	209,000	434,000
General and administrative	956,000	1,074,000
Total Operating Expenses	2,560,000	3,154,000
Operating Income (Loss)	976,000	(2,254,000)

Other income	7,000	7,000
Income (Loss) Before Taxes	983,000	(2,247,000)

Income tax (expense) benefit	(563,000)	670,000
Net Income (Loss)	$420,000	$(1,577,000)

Net income (loss) per share:
Basic	$0.03	$(0.12)
Diluted	$0.03	$(0.12)

Shares used in calculation of net income (loss) per share:
Basic	13,654,000	13,611,000
Diluted	13,684,000	13,611,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2013	2012
Operating Activities:
Net income (loss)	$420,000	$(1,577,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	274,000	283,000
Stock-based compensation	77,000	185,000
Gain on sale of property and equipment	(12,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,338,000)	665,000
Inventories	(15,000)	(38,000)
Income tax receivable	(28,000)	—
Prepaid expenses and other	92,000	(570,000)
Accounts payable	496,000	(242,000)
Accrued liabilities	(770,000)	(927,000)
Income tax payable	563,000	(748,000)
Deferred revenue	347,000	164,000
Net cash used in operating activities	(894,000)	(2,805,000)

Investing Activities:
Purchases of property and equipment	(16,000)	(40,000)
Proceeds received from sale of property and equipment	13,000	—
Net cash used in investing activities	(3,000)	(40,000)

Financing Activities:
Proceeds from issuance of common stock	87,000	131,000
Repurchase of common stock, net	—	(213,000)
Net cash provided by (used in) financing activities	87,000	(82,000)

Decrease in cash and cash equivalents	(810,000)	(2,927,000)

Cash and cash equivalents at beginning of period	20,271,000	23,202,000
Cash and cash equivalents at end of period	$19,461,000	$20,275,000

Supplemental disclosures for cash flow information:
Cash paid during the year for income taxes	$30,000	$790,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company’s products include the Insignia Point-of-Purchase Services (POPS) in-store advertising program, thermal sign card supplies for the Company’s Impulse Retail systems, Stylus software and laser printable cardstock and label supplies.

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2013, its results of operations for the three months ended March 31, 2013 and 2012, and its cash flows for the three months ended March 31, 2013 and 2012. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Summary of Significant Accounting Policies in the Company’s 2012 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse machines, sign cards, and rollstock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	March 31, 2013	December 31, 2012
Raw materials	$85,000	$72,000
Work-in-process	7,000	3,000
Finished goods	233,000	235,000
	$325,000	$310,000

Property and Equipment. Property and equipment consists of the following:

	March 31, 2013	December 31, 2012
Property and Equipment:
Production tooling, machinery and equipment	$3,895,000	$3,923,000
Office furniture and fixtures	260,000	260,000
Computer equipment and software	1,089,000	1,085,000
Web site	38,000	38,000
Leasehold improvements	616,000	616,000
Construction in-progress	35,000	25,000
	5,933,000	5,947,000
Accumulated depreciation and amortization	(3,943,000)	(3,798,000)
Net Property and Equipment	$1,990,000	$2,149,000

Depreciation expense was approximately $174,000 and $183,000 in the three months ended March 31, 2013 and 2012, respectively.

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based awards at fair value using the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The Company recognizes stock-based compensation expense on a straight-line method over the requisite service period of the award.

During the three months ended March 31, 2013 and 2012, no stock option awards were granted by the Company. The Company estimated the fair value of stock-based rights granted during the three months ended March 31, 2013 under the employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 years, expected volatility of 51%, dividend yield of 0% and risk-free interest rate of 0.16%. The total fair value of stock-based rights granted under the employee stock purchase plan during the three months ended March 31, 2013 and 2012 was approximately $11,000 and $16,000, respectively. Total stock-based compensation expense recorded for the three months ended March 31, 2013 and 2012, was $77,000 and $185,000, respectively.

During the three months ended March 31, 2013, there were 6,666 stock options exercised, for which the Company received proceeds of $13,000. There were no stock options exercised during the three months ended March 31, 2012.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any potential dilutive effects of stock options. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period.

Options to purchase approximately 1,322,000 shares of common stock with a weighted average exercise price of $3.45 were outstanding at March 31, 2013 and were not included in the computation of common stock equivalents for the three months ended March 31, 2013 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Due to the net loss incurred during the three months ended March 31, 2012, all stock options were anti-dilutive.

Weighted average common shares outstanding for the three months ended March 31, 2013 and 2012 were as follows:

Three months ended March 31	2013	2012
Denominator for basic net income (loss) per share - weighted average shares	13,654,000	13,611,000
Effect of dilutive securities:
Stock options	30,000	—
Denominator for diluted net income (loss) per share - weighted average shares	13,684,000	13,611,000

2.

Selling Arrangement. Pursuant to a 2011 settlement agreement, the Company paid News America Marketing In-Store, LLC (News America) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 in each of the three months ended March 31, 2013 and 2012 and is expected to be $400,000 per year over the next five years, is recorded within Cost of Services in the Company’s Statements of Operations. The net carrying amount of the selling arrangement is recorded within Other Assets on the Company’s Condensed Balance Sheets.

3.

Income Taxes. For the three months ended March 31, 2013, the Company recorded income tax expense of $563,000, or 57.3% of income before taxes. For the three months ended March 31, 2012, the Company recorded an income tax benefit of $670,000, or 29.8% of loss before taxes. The income tax provision (benefit) for the three months ended March 31, 2013 and 2012, is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2013 and 2012 effective tax rates and the statutory federal rate are expenses related to equity compensation and nondeductible meals and entertainment.

As of March 31, 2013 and December 31, 2012, the Company has unrecognized tax benefits totaling $430,000, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $430,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2013.

4.

Concentrations. During the three months ended March 31, 2013, two customers accounted for 29% and 13% of the Company’s total net sales. During the three months ended March 31, 2012, one customer accounted for 37% of the Company’s total net sales. At March 31, 2013, two customers accounted for 28% and 19% of the Company’s total accounts receivable. At December 31, 2012, two customers accounted for 43% and 13% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

5.

Shareholders’ Equity. On February 22, 2011, the Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012. On May 25, 2011, the Board amended the plan to increase the maximum share purchase amount from $15,000,000 to $20,000,000. The plan did not obligate the Company to repurchase any particular number of shares and could have been suspended at any time at the Company’s discretion. The Board of Directors did not extend this plan after its expiration on January 31, 2012. For the three months ended March 31, 2012, the Company repurchased approximately 104,000 shares at a total cost of $213,000.

6.

Restructuring. The Company implemented a plan to restructure its operations in March 2012, including workforce reductions, salary adjustments and other cost-saving initiatives. As part of this restructuring plan, the Company reduced its workforce by approximately 29%. A pre-tax restructuring charge of $373,000 was recorded during the quarter ended March 31, 2012. The Company recorded $93,000 of this charge within Cost of Sales, and $280,000 within Operating Expenses in the Company’s Statements of Operations. All amounts related to this restructuring were paid by December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q and the “Risk Factors” described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, our Current Reports on Form 8-K and our other SEC filings.

Company Overview

Insignia Systems, Inc. (referred to in this Quarterly Report on Form 10-Q as “we,” “us,” “our” and the “Company”) markets in-store advertising products, programs and services to consumer packaged goods manufactures (customers) and retailers. The Company has been in business since 1990. Since 1998, the Company has been focusing on providing in-store advertising services through the Insignia Point-Of-Purchase Services (POPS) in-store advertising program. Insignia POPS® includes the Insignia POPSign® program.

Insignia’s POPSign is a national, account-specific, in-store, shelf-edge advertising program that we believe delivers significant sales increases. Funded by consumer packaged goods manufacturers, the program allows manufactures to deliver vital product information to consumers at the point-of-purchase. The brand information is combined with each retailer’s store-specific prices and is displayed on the retailer’s unique sign format. We believe that combining manufacturer and retailer information produces a complete “call to action” that gets consumers the information they want and need to make purchasing decisions, while building store and brand equity.

For retailers, Insignia’s POPSign program is a source of incremental revenue and is an in-store advertising program that delivers a complete “call to action” on a product-specific and store-specific basis. For consumer packaged goods manufactures, Insignia’s POPSign program provides access to what we believe is the optimum retail advertising site for their products – the retail shelf-edge. In addition, we believe manufacturers benefit from significant sales increases, short lead times, micro-marketing capabilities, such as store-specific and multiple language options, and a wide variety of program features and enhancements that provide unique advertising advantages.

The Company’s internet address is www.insigniasystems.com. The Company has made all of the reports it files with the SEC available free of charge on its web site. The Company’s web site is not incorporated by reference into this Report on Form 10-Q. Copies of reports can also be obtained free of charge by requesting them from Insignia Systems, Inc., 8799 Brooklyn Boulevard, Minneapolis, Minnesota 55445; Attention: CFO; telephone 763-392-6200.

2013 Business Overview

Summary of Financial Results

For the quarter ended March 31, 2013, the Company generated revenues of $7,396,000, as compared with revenues of $3,997,000 for the quarter ended March 31, 2012. Net income for the quarter ended March 31, 2013 was $420,000, as compared to a net loss of $(1,577,000) for the quarter ended March 31, 2012.

At March 31, 2013, our cash and cash equivalents balance was $19,461,000, as compared to $20,271,000 at December 31, 2012. We have no debt and believe we have adequate liquidity to fund operations for at least the next twelve months.

The Company enacted a plan to restructure its operations in March 2012, including workforce reductions, salary adjustments and other cost-saving initiatives (“2012 RIF”). As part of this restructuring plan, approximately 29% of the Company’s workforce was reduced. A restructuring charge of $373,000 was recorded during the quarter ended March 31, 2012.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

For the Quarter Ended March 31	2013	2012
Net sales	100.0%	100.0%
Cost of sales	52.2	77.5
Gross profit	47.8	22.5
Operating expenses:
Selling	18.9	41.2
Marketing	2.8	10.8
General and administrative	12.9	26.9
Total operating expenses	34.6	78.9
Operating income (loss)	13.2	(56.4)
Other income	0.1	0.2
Income (loss) before taxes	13.3	(56.2)
Income tax (expense) benefit	(7.6)	16.7
Net income (loss)	5.7%	(39.5)%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net Sales. Net sales for the three months ended March 31, 2013 increased 85.0% to $7,396,000 compared to $3,997,000 for the three months ended March 31, 2012.

Service revenues from our POPSign programs for the three months ended March 31, 2013 increased 100.9% to $6,967,000 compared to $3,468,000 for the three months ended March 31, 2012. The increase was primarily due to an increase of 114.5% in the number of signs placed.

Product sales for the three months ended March 31, 2013 decreased 18.9% to $429,000 compared to $529,000 for the three months ended March 31, 2012. The decrease was primarily due to lower sales of Stylus software, laser sign card supplies and thermal sign card supplies.

Gross Profit. Gross profit for the three months ended March 31, 2013 increased 292.9% to $3,536,000 compared to $900,000 for the three months ended March 31, 2012. Gross profit as a percentage of total net sales increased to 47.8% for the three months ended March 31, 2013, compared to 22.5% for the three months ended March 31, 2012.

POPSign program: Gross profit from our POPSign program revenues for the three months ended March 31, 2013 increased 334.8% to $3,396,000 compared to $781,000 for the three months ended March 31, 2012. The increase was primarily due to an overall increase in sales, as our gross profit percentage is highly dependent on sales volume. Gross profit as a percentage of POPSign program revenues for the three months ended March 31, 2013 increased to 48.7% compared to 22.5% for the three months ended March 31, 2012. The increase in gross profit as a percentage of POPSign program revenues was primarily due to an overall increase in sales, as our gross profit percentage is highly dependent on sales volume.

Product sales: Gross profit from our product sales for the three months ended March 31, 2013 increased 17.6% to $140,000 compared to $119,000 for the three months ended March 31, 2012. The increase was primarily due to decreased labor costs and a one-time restructuring charge in 2012. Gross profit as a percentage of product sales was 32.6% for the three months ended March 31, 2013 compared to 22.5% for the three months ended March 31, 2012. The increase was primarily due to the factors described above.

Operating Expenses

Selling. Selling expenses for the three months ended March 31, 2013 decreased 15.2% to $1,395,000 compared to $1,646,000 for the three months ended March 31, 2012. The decrease in the 2013 period was primarily due to reduced staffing levels resulting from the 2012 RIF, as compared to the 2012 period.

Selling expenses as a percentage of total net sales decreased to 18.9% for the three months ended March 31, 2013 compared to 41.2% for the three months ended March 31, 2012. The decrease in selling expenses as a percentage of total net sales in the 2013 period was primarily due to the factors described above, combined with increased sales.

Marketing. Marketing expenses for the three months ended March 31, 2013 decreased 51.8% to $209,000 compared to $434,000 for the three months ended March 31, 2012. Decreased marketing expense in the 2013 period was the result of reduced staffing levels resulting from the 2012 RIF, as compared to the 2012 period.

Marketing expenses as a percentage of total net sales decreased to 2.8% for the three months ended March 31, 2013 compared to 10.8% for the three months ended March 31, 2012. The decrease in marketing expenses as a percentage of total net sales in the 2013 period was primarily due to the factors described above, combined with increased sales.

General and administrative. General and administrative expenses for the three months ended March 31, 2013 decreased 11.0% to $956,000 compared to $1,074,000 for the three months ended March 31, 2012. The decrease in the 2013 period as compared to the 2012 period was primarily the result of savings from reduced staffing levels of $67,000, resulting from the 2012 RIF, and reduced legal fees of $42,000.

General and administrative expenses as a percentage of total net sales decreased to 12.9% for the three months ended March 31, 2013 compared to 26.9% for the three months ended March 31, 2012. Decreased expense in the 2013 period was primarily the result of the factors described above, combined with increased sales.

Other Income. Other income for the three months ended March 31, 2013 was $7,000 compared to $7,000 for the three months ended March 31, 2012. Other income is comprised of interest earned on cash and cash equivalents balances.

Income Taxes. For the three months ended March 31, 2013, the Company recorded income tax expense of $563,000, or 57.3% of income before taxes. For the three months ended March 31, 2012, the Company recorded an income tax benefit of $670,000, or 29.8% of loss before taxes. The income tax provision (benefit) for the three months ended March 31, 2013 and 2012, is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2013 and 2012 effective tax rates and the statutory federal rate are expenses related to equity compensation and nondeductible meals and entertainment.

Net Income (Loss). Net income for the three months ended March 31, 2013 was $420,000 compared to a net loss of $(1,577,000) for the three months ended March 31, 2012.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales, sales of its services and products and legal settlement proceeds. At March 31, 2013, working capital was $22,653,000 compared to $21,791,000 at December 31, 2012. During the three months ended March 31, 2013, cash and cash equivalents decreased $810,000 from $20,271,000 at December 31, 2012, to $19,461,000 at March 31, 2013.

Operating Activities: Net cash used in operating activities during the three months ended March 31, 2013, was $894,000. The net income of $420,000, plus non-cash adjustments of $339,000 and changes in operating assets and liabilities of $(1,653,000) resulted in the $894,000 of cash used in operating activities. The largest component of the change in operating assets and liabilities was accounts receivable, which was a result of the large amount of revenue generated during the three months ended March 31, 2013. The non-cash adjustments consisted of depreciation and amortization expense, stock-based compensation expense and a gain on the sale of fixed assets. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of POPSign revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities: Net cash used in investing activities during the three months ended March 31, 2013 was $3,000, related to purchases of fixed assets of $16,000, partially offset by proceeds received from the sale of fixed assets of $13,000. The Company does not currently expect significant capital expenditures in the remainder of 2013.

Financing Activities: Net cash provided by financing activities during the three months ended March 31, 2013 was $87,000 related to proceeds received from the issuance of common stock under our employee stock purchase plan and stock option exercises.

The Company believes that based upon current business conditions, its existing cash balance and future cash generated from operations will be sufficient for its cash requirements for at least the next twelve months. However, there can be no assurances that this will occur or that the Company will be able to secure financing from public or private stock sales or from other financing agreements if needed.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2012, included in our Form 10-K filed with the Securities and Exchange Commission on March 18, 2013. We believe our most critical accounting policies and estimates include the following:

•	revenue recognition;
•	allowance for doubtful accounts;
•	impairment of long-lived assets;
•	income taxes; and
•	stock-based compensation.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for at least the next twelve months; (ii) our expectation that we will not incur significant legal fees or make significant capital expenditures in future periods; (iii) that we expect fluctuations in accounts receivable and payable, accrued liabilities, and deferred revenue; and (iv) that there is no plan to repurchase Company stock. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this statement was made. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Among the factors that could cause our estimates and assumptions as to future performance, and our actual results to differ materially, including: (i) the risk that management may be unable to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (ii) the risk that the Company will not be able to develop and implement new product offerings, including mobile, digital or other new offerings, in a successful manner; (iii) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with retailers and consumer packaged goods manufacturers; (iv) potentially incorrect assumptions by management with respect to the financial effect of cost reduction initiatives, current strategic decisions, the effect of current sales trends on fiscal year 2013 results and the benefit of our relationships with News America and Valassis; (v) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a retailer, consumer packaged goods manufacturer, News America or Valassis; and (vi) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2012, any additional risks presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A.       Risk Factors

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. We believe there have been no material changes from the risk factors disclosed on Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

None.

Item 6.       Exhibits

The following exhibits are included herewith:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification
101.1

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2013	Insignia Systems, Inc.
(Registrant)

/s/ Scott F. Drill
Scott F. Drill
Chief Executive Officer
(principal executive officer)

/s/ John C. Gonsior
John C. Gonsior
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

+31.1	Certification of Principal Executive Officer.

+31.2	Certification of Principal Financial Officer.

+32	Section 1350 Certification.

++101.1

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

+	Filed herewith.
++	Furnished herewith.