Form 10-Q
period 2013-09-30
INSIGNIA SYSTEMS INC/MN
filed 2013-11-06
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2013

or

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

Yes [    ]     No [ X ]

Number of shares outstanding of Common Stock, $.01 par value, as of November 1, 2013 was 12,741,970.

Insignia Systems, Inc.

PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

Insignia Systems, Inc.

CONDENSED BALANCE SHEETS

	September 30,
	2013	December 31,
	(Unaudited)	2012
ASSETS
Current Assets:
Cash and cash equivalents	$20,735,000	$20,271,000
Accounts receivable, net	4,988,000	3,784,000
Inventories	343,000	310,000
Deferred tax assets	475,000	478,000
Income tax receivable	25,000	800,000
Prepaid expenses and other	414,000	516,000
Total Current Assets	26,980,000	26,159,000

Other Assets:
Property and equipment, net	1,871,000	2,149,000
Other, net	3,056,000	3,398,000

Total Assets	$31,907,000	$31,706,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,851,000	$2,122,000
Accrued liabilities	1,624,000	1,844,000
Income tax payable	248,000	—
Deferred revenue	823,000	402,000
Total Current Liabilities	5,546,000	4,368,000

Long-Term Liabilities:
Deferred tax liabilities	413,000	413,000
Accrued income taxes	430,000	430,000
Total Long-Term Liabilities	843,000	843,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 12,742,000 at September 30, 2013 and 13,602,000 at December 31, 2012	127,000	136,000
Additional paid-in capital	20,772,000	22,678,000
Retained earnings	4,619,000	3,681,000
Total Shareholders’ Equity	25,518,000	26,495,000

Total Liabilities and Shareholders’ Equity	$31,907,000	$31,706,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Services revenues	$6,927,000	$5,710,000	$19,642,000	$13,489,000
Products revenues	393,000	364,000	1,207,000	1,355,000
Total Net Sales	7,320,000	6,074,000	20,849,000	14,844,000

Cost of services	3,716,000	3,265,000	10,604,000	8,940,000
Cost of goods sold	284,000	249,000	848,000	950,000
Total Cost of Sales	4,000,000	3,514,000	11,452,000	9,890,000
Gross Profit	3,320,000	2,560,000	9,397,000	4,954,000

Operating Expenses:
Selling	1,586,000	1,097,000	4,138,000	3,871,000
Marketing	220,000	230,000	649,000	919,000
General and administrative	970,000	757,000	2,921,000	2,656,000
Total Operating Expenses	2,776,000	2,084,000	7,708,000	7,446,000
Operating Income (Loss)	544,000	476,000	1,689,000	(2,492,000)

Other income	6,000	6,000	20,000	20,000
Income (Loss) Before Taxes	550,000	482,000	1,709,000	(2,472,000)

Income tax expense (benefit)	196,000	102,000	771,000	(779,000)
Net Income (Loss)	$354,000	$380,000	$938,000	$(1,693,000)

Net income (loss) per share:
Basic	$0.03	$0.03	$0.07	$(0.12)
Diluted	$0.03	$0.03	$0.07	$(0.12)

Shares used in calculation of net income (loss) per share:
Basic	13,230,000	13,602,000	13,515,000	13,605,000
Diluted	13,370,000	13,603,000	13,581,000	13,605,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2013	2012
Operating Activities:
Net income (loss)	$938,000	$(1,693,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	806,000	850,000
Change in allowance for doubtful accounts	105,000	—
Deferred income tax expense	3,000	—
Stock-based compensation	324,000	289,000
Gain on sale of property and equipment	(12,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,309,000)	(1,748,000)
Inventories	(33,000)	(18,000)
Income tax receivable	775,000	(670,000)
Prepaid expenses and other	144,000	193,000
Accounts payable	729,000	920,000
Accrued liabilities	(220,000)	(829,000)
Income tax payable	252,000	(748,000)
Deferred revenue	421,000	158,000
Net cash provided by (used in) operating activities	2,923,000	(3,296,000)

Investing Activities:
Purchases of property and equipment	(231,000)	(50,000)
Proceeds received from sale of property and equipment	15,000	—
Net cash used in investing activities	(216,000)	(50,000)

Financing Activities:
Proceeds from issuance of common stock, net	85,000	131,000
Repurchase of common stock, net	(2,328,000)	(213,000)
Net cash used in financing activities	(2,243,000)	(82,000)

Increase (decrease) in cash and cash equivalents	464,000	(3,428,000)

Cash and cash equivalents at beginning of period	20,271,000	23,202,000
Cash and cash equivalents at end of period	$20,735,000	$19,774,000

Supplemental disclosures for cash flow information:
Cash paid during the year for income taxes	$557,000	$639,000

Non-cash financing activities:
Cashless exercise of options	$4,000	$—

See accompanying notes to financial statements.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.             Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company’s products include the Insignia Point-of-Purchase Services (POPS) in-store advertising program, laser printable cardstock and label supplies, thermal sign card supplies for the Company’s Impulse Retail systems, and Stylus software.

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2013, its results of operations for the three and nine months ended September 30, 2013 and 2012, and its cash flows for the nine months ended September 30, 2013 and 2012. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2012 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse machines, sign cards, and rollstock.  Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	September 30,	December 31,
	2013	2012

Raw materials	$91,000	$72,000
Work-in-process	12,000	3,000
Finished goods	240,000	235,000

	$343,000	$310,000

Property and Equipment. Property and equipment consists of the following:

	September 30,	December 31,
	2013	2012
Property and Equipment:
Production tooling, machinery and equipment	$3,865,000	$3,923,000
Office furniture and fixtures	260,000	260,000
Computer equipment and software	1,257,000	1,085,000
Web site	25,000	38,000
Leasehold improvements	616,000	616,000
Construction in-progress	52,000	25,000
	6,075,000	5,947,000
Accumulated depreciation and amortization	(4,204,000)	(3,798,000)
Net Property and Equipment	$1,871,000	$2,149,000

Depreciation expense was approximately $158,000 and $506,000 in the three and nine months ended September 30, 2013, respectively, and $183,000 and $550,000 in the three and nine months ended September 30, 2012, respectively.

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based awards at fair value using the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The Company recognizes stock-based compensation expense on a straight-line method over the requisite service period of the award.

There were 105,000 stock option awards granted during the nine months ended September 30, 2013, and the Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 3.9 years, expected volatility of 52%, dividend yield of 0% and risk-free interest rate of 1.2%.

The Company estimated the fair value of stock-based rights granted during the nine months ended September 30, 2013 under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 years, expected volatility of 51%, dividend yield of 0% and risk-free interest rate of 0.16%. Total stock-based compensation expense recorded for the three and nine months ended September 30, 2013 was $108,000 and $324,000, respectively, and for the three and nine months ended September 30, 2012 was $39,000 and $289,000, respectively.

Total option exercises in the three and nine months ended September 30, 2013 were 23,833 and 37,165, for which the Company received proceeds of $10,020 and $22,820. A portion of the stock option exercises in the three and nine months ended September 30, 2013 were done on a cashless basis. There were no stock option exercises in the three and nine months ended September 30, 2012.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any potential dilutive effects of stock options. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period.

Options to purchase approximately 538,000 and 1,005,000 shares of common stock with a weighted average exercise price of $4.20 and $3.48, respectively, were outstanding at September 30, 2013 and were not included in the computation of common stock equivalents for the three and nine months ended September 30, 2013 because their exercise prices were higher than the average fair market value of the common shares during the respective reporting period. Due to the net loss incurred during the three and nine months ended September 30, 2012, all stock options were anti-dilutive.

Weighted average common shares outstanding for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Denominator for basic net income (loss) per share - weighted average shares	13,230,000	13,602,000	13,515,000	13,605,000

Effect of dilutive securities:
Stock options	140,000	1,000	66,000	—

Denominator for diluted net income (loss) per share - weighted average shares	13,370,000	13,603,000	13,581,000	13,605,000

2.             Selling Arrangement.  Pursuant to a 2011 settlement agreement, the Company paid News America Marketing In-Store, LLC (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 and $300,000 in both the three and nine months ended September 30, 2013 and 2012, respectively, and is expected to be $400,000 per year over the next five years, is recorded within Cost of Services in the Company’s Statements of Operations. The net carrying amount of the selling arrangement is recorded within Other Assets on the Company’s Condensed Balance Sheets.

3.             Income Taxes.  For the three and nine months ended September 30, 2013, the Company recorded income tax expense of $196,000 and $771,000, or 35.6% and 45.1% of income before taxes, respectively. For the three months ended September 30, 2012, the Company recorded an income tax expense of $102,000, or 21.1% of income before taxes. For the nine months ended September 30, 2012, the Company recorded an income tax benefit of $779,000, or 31.5% of loss before taxes for the period. The income tax provision (benefit) for the three and nine months ended September 30, 2013 and 2012, is comprised of federal and state taxes. The primary differences between the Company’s September 30, 2013 and 2012 effective tax rates and the statutory federal rate are expenses related to equity compensation and nondeductible meals and entertainment.

As of September 30, 2013 and December 31, 2012, the Company had unrecognized tax benefits totaling $430,000, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $430,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest are not expected to change significantly in 2013.

4.             Concentrations.  During the nine months ended September 30, 2013, two customers accounted for 27% and 11% of the Company’s total net sales. During the nine months ended September 30, 2012, three customers accounted for 27%, 12%, and 12% of the Company’s total net sales. As of September 30, 2013, two customers accounted for 22% and 14% of the Company’s total accounts receivable. As of December 31, 2012, two customers accounted for 43% and 13% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

5.             Shareholders’ Equity.  On February 22, 2011, the Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012. On May 25, 2011, the Board amended the plan to increase the maximum share purchase amount from $15,000,000 to $20,000,000. The Board of Directors did not extend this plan after its expiration on January 31, 2012. For the nine months ended September 30, 2012, the Company repurchased approximately 104,000 shares at a total cost of $213,000.

On July 18, 2013, the Company commenced a “modified Dutch auction” tender offer (“Tender Offer”) to purchase up to $12 million of its common stock. Under the terms of the Tender Offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $2.15 to $2.35 per share. The Tender Offer expired on August 15, 2013. The Tender Offer resulted in the purchase of 929,051 shares at $2.35 per share, for an aggregate cost to the Company of approximately $2.2 million, excluding fees and expenses related to the Tender Offer.

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

2013 Business Overview

Summary of Financial Results

For the quarter ended September 30, 2013, the Company generated revenues of $7,320,000, as compared with revenues of $6,074,000 for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, the Company generated revenues of $20,849,000, as compared with revenues of $14,844,000 in the nine months ended September 30, 2012. Net income for the quarter ended September 30, 2013 was $354,000, as compared to net income of $380,000 for the quarter ended September 30, 2012. The net income for the nine months ended September 30, 2013 was $938,000, compared to a net loss for the nine months ended September 30, 2012 of $(1,693,000).

At September 30, 2013, our cash and cash equivalents balance was $20,735,000, as compared to $20,271,000 at December 31, 2012. We have no debt and believe we have adequate liquidity to fund operations for at least the next twelve months. The Company used approximately $2.2 million of its cash and cash equivalents to repurchase 929,051 common shares at $2.35 per share in a modified Dutch auction tender offer (“Tender Offer”) that expired on August 15, 2013. The $2.2 million used to repurchase shares in the Tender Offer did not include fees and expenses related to the Tender Offer.

The Company enacted a plan to restructure its operations in March 2012, including workforce reductions, salary adjustments and other cost-saving initiatives (“2012 RIF”). As part of this restructuring plan, approximately 29% of the Company’s workforce was reduced. A restructuring charge of $373,000 was recorded during the quarter ended March 31, 2012.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.7	57.9	55.0	66.6
Gross profit	45.3	42.1	45.0	33.4
Operating expenses:
Selling	21.7	18.0	19.8	26.1
Marketing	3.0	3.8	3.1	6.2
General and administrative	13.3	12.5	14.0	17.9
Total operating expenses	38.0	34.3	36.9	50.2
Operating income (loss)	7.3	7.8	8.1	(16.8)
Other income	0.1	0.1	0.1	0.1
Income (loss) before taxes	7.4	7.9	8.2	(16.7)
Income tax expense (benefit)	2.6	1.6	3.7	(5.3)
Net income (loss)	4.8%	6.3%	4.5%	(11.4)%

Three and Nine months Ended September 30, 2013 Compared to Three and Nine months Ended September 30, 2012

Net Sales. Net sales for the three months ended September 30, 2013 increased 20.5% to $7,320,000 compared to $6,074,000 for the three months ended September 30, 2012. Net sales for the nine months ended September 30, 2013 increased 40.5% to $20,849,000 compared to $14,844,000 for the nine months ended September 30, 2012.

Service revenues from our POPS programs for the three months ended September 30, 2013 increased 21.3% to $6,927,000 compared to $5,710,000 for the three months ended September 30, 2012. The increase was primarily due to an increase of 9% in the number of signs placed and an 11% increase in the average price per sign. Service revenues from our POPS programs for the nine months ended September 30, 2013 increased 45.6% to $19,642,000 compared to $13,489,000 for the nine months ended September 30, 2012. The increase was primarily due to an increase of 40% in the number of signs placed.

Product sales for the three months ended September 30, 2013 increased 8.0% to $393,000 compared to $364,000 for the three months ended September 30, 2012. The increase was primarily due to increased sales of laser sign card supplies. Product sales for the nine months ended September 30, 2013 decreased 10.9% to $1,207,000 compared to $1,355,000 for the nine months ended September 30, 2012. The decrease was primarily due to lower sales of Stylus software and related Stylus maintenance agreements.

Gross Profit. Gross profit for the three months ended September 30, 2013 increased 29.7% to $3,320,000 compared to $2,560,000 for the three months ended September 30, 2012. Gross profit for the nine months ended September 30, 2013 increased 89.7% to $9,397,000 compared to $4,954,000 for the nine months ended September 30, 2012. Gross profit as a percentage of total net sales increased to 45.3% for the three months ended September 30, 2013, compared to 42.1% for the three months ended September 30, 2012. Gross profit as a percentage of total net sales increased to 45.0% for the nine months ended September 30, 2013, compared to 33.4% for the nine months ended September 30, 2012.

POPS program: Gross profit from our POPS program revenues for the three months ended September 30, 2013 increased 31.3% to $3,211,000 compared to $2,445,000 for the three months ended September 30, 2012. Gross profit from our POPS program revenues for the nine months ended September 30, 2013 increased 98.7% to $9,038,000 compared to $4,549,000 for the nine months ended September 30, 2012. The increase was primarily due to an overall increase in sales, as our gross profit percentage is highly dependent on sales volume. Gross profit as a percentage of POPS program revenues for the three months ended September 30, 2013, increased to 46.4% compared to 42.8% for the three months ended September 30, 2012. Gross profit as a percentage of POPS program revenues for the nine months ended September 30, 2013 increased to 46.0% compared to 33.7% for the nine months ended September 30, 2012. The increase in gross profit as a percentage of POPS program revenues was primarily due to an overall increase in sales, as our gross profit percentage is highly dependent on sales volume.

Product sales: Gross profit from our product sales for the three months ended September 30, 2013 decreased 5.2% to $109,000 compared to $115,000 for the three months ended September 30, 2012. The decrease was primarily due to higher costs of thermal sign card supplies. Gross profit from our product sales for the nine months ended September 30, 2013 decreased 11.4% to $359,000 compared to $405,000 for the nine months ended September 30, 2012. The decrease was primarily due to lower sales of Stylus software and related Stylus maintenance agreements. Gross profit as a percentage of product sales was 27.7% for the three months ended September 30, 2013, compared to 31.6% for the three months ended September 30, 2012. Gross profit as a percentage of product sales was 29.7% for the nine months ended September 30, 2013 compared to 29.9% for the nine months ended September 30, 2012. The decrease was primarily due to the decrease in sales and increase in costs of thermal sign card supplies.

Operating Expenses

Selling.  Selling expenses for the three months ended September 30, 2013 increased 44.6% to $1,586,000 compared to $1,097,000 for the three months ended September 30, 2012. With the large increase in sales and the projected bookings in the fourth quarter, certain accruals for our annual performance-based compensation programs were triggered in the third quarter, which increased selling expenses. Selling expenses for the nine months ended September 30, 2013 increased 6.9% to $4,138,000 compared to $3,871,000 for the nine months ended September 30, 2012. This increase was primarily due to the accrual for performance-based awards and the hire of additional sales personnel.

Selling expenses as a percentage of total net sales increased to 21.7% for the three months ended September 30, 2013, compared to 18.0% for the three months ended September 30, 2012. The increase in selling expenses as a percent of total net sales was primarily due to the performance-based compensation expenses and sales hires described above. Selling expenses as a percentage of total net sales decreased to 19.8% for the nine months ended September 30, 2013 compared to 26.1% for the nine months ended September 30, 2012. The decrease in selling expenses as a percentage of total net sales was primarily due to increased sales.

Marketing.  Marketing expenses for the three months ended September 30, 2013 decreased 4.3% to $220,000 compared to $230,000 for the three months ended September 30, 2012. Marketing expenses for the nine months ended September 30, 2013 decreased 29.4% to $649,000 compared to $919,000 for the nine months ended September 30, 2012. Decreased marketing expenses in the nine months ended September 30, 2013 were primarily the result of reduced staffing levels resulting from the 2012 RIF and other staffing-related expense reductions.

Marketing expenses as a percentage of total net sales decreased to 3.0% for the three months ended September 30, 2013 compared to 3.8% for the three months ended September 30, 2012. Marketing expenses as a percentage of total net sales decreased to 3.1% for the nine months ended September 30, 2013 compared to 6.2% for the nine months ended September 30, 2012. The decrease in marketing expenses as a percentage of total net sales was primarily due to the factors described above, combined with increased sales.

General and administrative.  General and administrative expenses for the three months ended September 30, 2013 increased 28.1% to $970,000 compared to $757,000 for the three months ended September 30, 2012. General and administrative expenses for the nine months ended September 30, 2013 increased 10.0% to $2,921,000 compared to $2,656,000 for the nine months ended September 30, 2012. With the large increase in sales and, and the projected bookings in the fourth quarter, certain accruals for our annual performance-based compensation programs were triggered in the third quarter, which increased general and administrative expenses. An increase to our accounts receivable allowance of approximately $105,000, relating to a collection risk on the total amount due from one customer, also increased general and administrative expenses.

General and administrative expenses as a percentage of total net sales increased to 13.3% for the three months ended September 30, 2013 compared to 12.5% for the three months ended September 30, 2012. The increase was primarily due to the performance-based compensation expenses described above. General and administrative expenses as a percentage of total net sales decreased to 14.0% for the nine months ended September 30, 2013 compared to 17.9% for the nine months ended September 30, 2012. This decrease was primarily the result of increased sales.

Other Income.  Other income for the three months ended September 30, 2013 and 2012 was $6,000. Other income for the nine months ended September 30, 2013 and 2012 was $20,000. Other income is comprised of interest earned on cash and cash equivalents balances.

Income Taxes.  For the three months ended September 30, 2013, income tax expense of $196,000 was recorded, or 35.6% of income before taxes, compared to $102,000, or 21.1% of loss before taxes for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the income tax expense was $771,000 or 45.1% of income before income taxes, compared to an income tax benefit of $779,000 or 31.5% of loss before taxes for the nine months ended September 30, 2012. The income tax provision (benefit) for the three and nine months ended September 30, 2013 and 2012, is comprised of federal and state taxes. The primary differences between the Company’s September 30, 2013 and 2012 effective tax rates and the statutory federal rate are expenses related to equity compensation and nondeductible meals and entertainment. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income. The result of that reassessment as of September 30, 2013 caused the Company’s effective tax rate for the three months ended September 30, 2013 to be lower than the effective tax rate for the nine months ended September 30, 2013.

Net Income (Loss). Net income for the three months ended September 30, 2013 was $354,000 compared to $380,000 for the three months ended September 30, 2012. Net income for the nine months ended September 30, 2013 was $938,000 compared to a net loss of $(1,693,000) for the nine months ended September 30, 2012.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales, sales of its services and products and legal settlement proceeds. At September 30, 2013, working capital was $21,434,000 compared to $21,791,000 at December 31, 2012. During the nine months ended September 30, 2013, cash and cash equivalents increased $464,000 from $20,271,000 at December 31, 2012, to $20,735,000 at September 30, 2013.

Operating Activities:  Net cash provided by operating activities during the nine months ended September 30, 2013, was $2,923,000. The net income of $938,000 plus non-cash adjustments of $1,226,000 and changes in operating assets and liabilities of $759,000 resulted in the $2,923,000 of cash provided by operating activities. The largest component of the change in operating assets and liabilities was an increase in accounts receivable, which was the result of increased sales during the nine months ended September 30, 2013. The non-cash adjustments consisted primarily of depreciation and amortization expense, stock-based compensation expense and a change in allowance for doubtful accounts. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of POPS revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities:  Net cash used in investing activities during the nine months ended September 30, 2013 was $216,000, related to purchases of property and equipment of $231,000, partially offset by proceeds received from the sale of property and equipment of $15,000. The purchases of property and equipment relate mainly to the IT infrastructure investments. The Company does not currently expect significant capital expenditures in the remainder of 2013.

Financing Activities:  Net cash used in financing activities during the nine months ended September 30, 2013 was $2,243,000, related to the repurchase of common stock of $2,328,000, pursuant to the Tender Offer which expired on August 15, 2013, partially offset by $85,000 of net proceeds received from the issuance of common stock under the employee stock purchase plan as well as our stock option plans.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts, which are not statements of historical or current facts, are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for at least the next twelve months; (ii) our expectation that we will not make significant capital expenditures in future periods; and (iii) that we expect fluctuations in accounts receivable and payable, accrued liabilities, and deferred revenue. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this statement was made. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Among the factors that could cause our estimates and assumptions as to future performance, and our actual results to differ materially, including: (i) the risk that management may be unable to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (ii) the risk that the Company will not be able to develop and implement new product offerings, including mobile, digital or other new offerings, in a successful manner; (iii) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with retailers and consumer packaged goods manufacturers; (iv) potentially incorrect assumptions by management with respect to the financial effect of cost reduction initiatives, current strategic decisions, the effect of current sales trends on fiscal year 2013 results and the benefit of our relationships with News America and Valassis; (v) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a retailer, consumer packaged goods manufacturer, News America or Valassis; and (vi) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2012, any additional risks presented in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2013, the Company commenced a “modified Dutch auction” Tender Offer to purchase up to $12 million of its common stock. Under the terms of the Tender Offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $2.15 to $2.35 per share. The Tender Offer expired on August 15, 2013. The Tender Offer resulted in the purchase of 929,051 shares at $2.35 per share, for an aggregate cost to the Company of approximately $2.2 million, excluding fees and expenses related to the Tender Offer.

Our Tender Offer purchase activity for the three months ended September 30, 2013, was:

			Total Number of	Approximate Dollar
			Shares Purchased As	Value of Shares That
	Total Number	Average	Part Of Publicly	May Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	under the Plans
Purchase Date	Repurchased	Per Share	or Programs	or Programs

July 1 – July 31, 2013	0	$ –	0	$ –
August 1 – August 31, 2013	929,051	$ 2.35	929,051	$ –
September 1 – September 30, 2013	0	$ –	0	$ –

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are included herewith:

Exhibit Number	Description

10.1	Form of Incentive Stock Option Agreement under Insignia Systems, Inc. 2013 Omnibus Stock and Incentive Plan(1).

10.2	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under Insignia Systems, Inc. 2013 Omnibus Stock and Incentive Plan(2).

31.1	Certification of CEO (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 is filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

(1)   Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 23, 2013.

(2)   Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 23, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2013	Insignia Systems, Inc.
(Registrant)

/s/ Glen P. Dall
Glen P. Dall
President and Chief Executive Officer
(principal executive officer)

/s/ John C. Gonsior
John C. Gonsior
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporation By Reference To
*10.1	Form of Incentive Stock Option Agreement under Insignia Systems, Inc. 2013 Omnibus Stock and Incentive Plan.	Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 23, 2013

*10.2	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under Insignia Systems, Inc. 2013 Omnibus Stock and Incentive Plan.	Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 23, 2013

+31.1	Certification of CEO (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Certification of CFO (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+101.1

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report pursuant to Part II, Item 6 of Form 10-Q.

+	Filed herewith.