Form 10-K
period 2013-12-31
INSIGNIA SYSTEMS INC/MN
filed 2014-03-05
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2013) was approximately $28,004,000 based upon the price of the registrant’s Common Stock on such date.

Number of shares outstanding of Common Stock, $.01 par value, as of February 26, 2014 was 12,850,131.

DOCUMENTS INCORPORATED BY REFERENCE:

The information called for Part III - Items 10, 11, 12, 13 and 14 of the Form 10-K is incorporated by reference from the registrant’s definite proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I.

Item 1.  Business

General

Insignia Systems, Inc. (referred to in this Annual Report on Form 10-K as “Insignia,” “we,” “us,” “our” and the “Company”) markets in-store advertising products, programs and services to consumer packaged goods manufacturers (customers) and retailers. The Company was incorporated in 1990. Since 1998, the Company has been focusing on providing in-store advertising services through the Insignia Point-Of-Purchase Services (POPS) in-store advertising program. Insignia POPS® includes the Insignia POPSign® program.

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

Company Products

Insignia’s POPSign Program

Insignia’s POPSign program is an in-store, shelf-edge, point-of-purchase advertising program that enables manufacturers to deliver product-specific messages quickly and accurately — in designs and formats that have been pre-approved and supported by participating retailers. Insignia POPSign delivers vital product selling information from manufacturers, such as product uses and features, nutritional information, advertising tag lines and product images. The brand information is combined with the retailer’s store-specific prices and is displayed on the retailer’s unique sign format that includes its logo and store colors. Each sign is displayed directly in front of the manufacturer’s product in the participating retailer’s stores. The Company’s POPSign program offers special features and enhancements, such as ShapePOPS,® which is an enhancement to its Color POPSigns that was developed in 2011.

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

Utilizing proprietary technology, the Company collects and organizes the data from manufacturers and retailers, then formats, prints and delivers the signs to its POPSign retailers and/or Valassis’ and News America’s directly contracted retailers for distribution and display. Store personnel place the signs at the shelf for display cycles in participating stores in Insignia’s contracted network of retailers. Personnel from a contracted third-party merchandising company place the signs at the shelf for display cycles in participating retail stores in Valassis’ and News America’s contracted network of retailers. The Company charges manufacturers for the signs available to be placed in stores for each cycle. Retailers are paid a fee to display the signs and for product movement data provided to Insignia.  The Company pays a fee to Valassis and News America for programs provided to retailers under direct contract with Valassis and News America.

Laser Printer and Vinyl Label Supplies

The Company provides a comprehensive offering of laser printable cardstock and vinyl labels to retailers for their in-store signage and shelf-edge product information needs.  Products include adhesive and non-adhesive supplies in a variety of colors, sizes and weights.  Approximately 4% of 2013 revenues came from the sale of laser printer and vinyl label supplies.  The Company expects this percentage to be comparable in future periods.

The Impulse Retail System and SIGNright Sign System

Prior to 1996, the Company’s primary product offering was the Impulse Retail System, a system developed by an independent product design and development firm. The Company continues to sell cardstock, maintenance agreements and supplies related to the Impulse Retail System to U.S. and international customers. Cardstock for the Impulse Retail System is sold by the Company in a variety of sizes and colors that can be customized to include pre-printed custom artwork, such as a retailer’s logo. Approximately 2% of 2013 revenues came from the sale of cardstock, maintenance agreements and supplies. The Company expects this percentage to be comparable in future periods.

Stylus Software

In late 1993, the Company introduced Stylus; a PC-based software application used by retailers to produce signs, labels, and posters. The Stylus software allows retailers to create signs, labels and posters by manually entering the information or by importing information from a database. Less than 1% of 2013 revenues came from the sale of Stylus products and maintenance. The Company expects this percentage to decrease in future periods due to the Company focusing on other products for future growth.

Marketing and Sales

The Company directly markets the Insignia POPSign program to food and drug manufacturers and retailers. By utilizing the Insignia POPSign program, we believe these manufacturers and retailers can easily accomplish what had previously been either impossible or extremely difficult: tailoring national in-store advertising programs to regional and local needs with minimal effort. In addition to the benefits provided to manufacturers and retailers, we believe Insignia’s POPSign program provides consumers more information and clear messages to aid in purchasing decisions. The Company believes its POPSign program is the most complete in-store advertising sign program available, benefiting consumers, retailers, and manufacturers. As of December 31, 2013 the Company and Valassis were parties to an Exclusive Reseller Agreement, as amended, which defined a strategic alliance between the companies and was in effect through December 31, 2017.  In February 2014, the Company and Valassis signed a new agreement that replaced all prior agreements. As a result of this new agreement, which is in effect through December 31, 2017, among other things, Valassis is no longer an exclusive reseller of the Company’s POPSign and the Company now has access to all consumer packaged goods manufacturers for the sale of POPSigns, in exchange for total consideration of $500,000 which will be paid in 2014.

During 2013 and 2012, foreign sales accounted for less than 1% of total net sales each year. The Company expects sales to foreign distributors will be less than 1% of total net sales in 2014.

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

We believe the main strengths of the Insignia POPSign program in relation to its competitors are:

•                  the linking of manufacturers to retailers at a central distribution point for in-store advertising

•                  providing a complete “call to action” service

•                  supplying product-specific and store-specific messages at the retail shelf

•                  delivering vital product information and store-specific prices

•                  short lead times to program execution

•                  significant sales increases

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

Customers

During the year ended December 31, 2013, one customer accounted for 31% of the Company’s total net sales. At December 31, 2013, this customer represented 47% of the Company’s total accounts receivable. Additionally, another customer accounted for 14% of the Company’s total accounts receivable as of December 31, 2013.  During the year ended December 31, 2012, one customer accounted for 30% of the Company’s total net sales. At December 31, 2012, this customer represented 43% of the Company’s total accounts receivable.

Backlog

Sales backlog on February 26, 2014 was approximately $14.5 million, the vast majority of which is for programs running during the remainder of 2014. The orders are believed to be firm, but there is no assurance that all of the backlog will actually result in revenues. Sales backlog on March 1, 2013 was approximately $13.3 million.

Seasonality

The Company’s results of operations have fluctuated from quarter to quarter due to variations in net sales and operating expenses described in more detail below. There appears to be no seasonal pattern to these fluctuations.

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

•                  Sales incentives to sales staff and strategic partners; and

•                  Minimum program level commitments to retailers.

Environmental Matters

We believe our operations are in compliance with all applicable environmental regulations within the jurisdictions in which we operate.

Employees

As of February 28, 2014, the Company had 70 employees, including 63 full-time and seven part-time employees. We believe relations with our employees are good.

Segment Reporting

The Company operates in a single reportable segment.

Item 1A.  Risk Factors

Forward-Looking Statements

Statements made in this Annual Report on Form 10-K, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts that are not statements of historical or current facts are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks described below.

Our business faces significant risks, including the risks described below. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Our Results Are Dependent on Our Manufacturing Partners’ Continued Use of Our POPS Program

We are largely dependent on our POPS program, which represents approximately 94% and 91% of the total net sales for fiscal 2013 and 2012, respectively. The POPS program is sold primarily to consumer packaged goods manufacturers. Should these manufacturers no longer perceive value in the POPS program, or if our POPS program does not continue to result in product sales increases, our business and results of operations would be adversely affected due to our heavy dependence on this program.  Additionally, changes in economic conditions could result in reductions in advertising and promotional expenditures by branded product manufacturers, which may result in decreased spending for the in-store advertising services we offer.

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

Our Results Are Dependent On the Success of Our Relationship with Valassis and Our Selling Arrangement with News America

Our strategic alliance with Valassis offers an expanded network of retailers for placement of in-store advertising and thus far has resulted in increased revenues for the Company. If our strategic alliance with Valassis does not continue to be successful, our revenue levels and our participating retailer network could be adversely affected.

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

We Face Significant Competition

We face significant competition from News America and Valassis, companies that also provide at-shelf advertising and promotional signage. Although the settlement with News America resulted in a 10-year agreement through 2021 that provides us additional opportunities to compete by offering signs with price in News America’s network, we will continue to compete for advertising dollars with News America’s other at-shelf advertising and promotional signage offerings. News America and Valassis have significantly greater financial resources that can be used to market their products. Should our competitors succeed in obtaining more of the at-shelf advertising business from our current customers, our revenues and related operations would be adversely affected.

We Have Been Involved In Major Litigation

We had been involved in major litigation with News America for several years. During 2011, the Company and News America entered into a settlement agreement to resolve the antitrust and false advertising lawsuit that had been outstanding for several years. Although the Company obtained a significant settlement in 2011, if future disputes with News America, or other companies arise, it could have a material adverse effect on our Company.

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

•                  costs of evaluating and developing new products;

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

Investment in Our Stock Could Result in Fluctuating Returns

During the year ended December 31, 2013, the last reported price of our common stock as quoted on the NASDAQ Stock Market ranged from a low of $1.59 to a high of $3.02. We believe factors such as the fluctuations in our quarterly and annual operating results described above, the market’s acceptance of our services and products, the performance of our business relative to market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company currently leases approximately 41,000 square feet of office and warehouse space in suburban Minneapolis, Minnesota, through February 29, 2016.  The Company believes that the 41,000 square feet of space will meet the Company’s foreseeable needs.

Item 3.  Legal Proceedings

From time to time, the Company is subject to various legal matters in the normal course of business. The Company currently has no material pending legal proceedings.

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

2013	High	Low
First Quarter	$2.32	$1.59
Second Quarter	2.19	1.85
Third Quarter	3.02	2.05
Fourth Quarter	2.91	2.32

2012	High	Low
First Quarter	$2.24	$1.48
Second Quarter	2.11	1.63
Third Quarter	1.92	1.53
Fourth Quarter	1.80	1.51

b)             Approximate Number of Holders of Common Stock

As of February 26, 2014, the Company had one class of Common Stock held by approximately 93 owners of record.

c)              Dividends

The Board of Directors has not historically declared dividends, and it presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

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

Our Tender Offer purchase activity for the year ended December 31, 2013, was:

			Total Number of	Approximate Dollar
			Shares Purchased As	Value of Shares That
	Total Number	Average	Part Of Publicly	May Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	under the Plans
Purchase Date	Repurchased	Per Share	or Programs	or Programs
August 15, 2013	929,051	$2.35	929,051	$—

Additionally, on December 3, 2013, the Board of Directors of the Company approved a Stock Repurchase Plan (the “Plan”), authorizing the Company to repurchase up to $5,000,000 of the Company’s Common Stock.  Under the Plan, any shares repurchased must be purchased no later than December 3, 2015.  The Plan allows the repurchases to be made in open market or privately negotiated transactions.

The Company did not repurchase any of its common stock during the fourth quarter of the fiscal year ended December 31, 2013.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

For the Years Ended December 31	2013	2012
Net sales	100.0%	100.0%
Cost of sales	54.1	63.8
Gross profit	45.9	36.2
Operating expenses:
Selling	19.8	25.0
Marketing	3.1	5.7
General and administrative	14.4	16.8
Total operating expenses	37.3	47.5
Operating income (loss)	8.6	(11.3)
Other income	0.1	0.1
Income (loss) before taxes	8.7	(11.2)
Income tax expense (benefit)	3.7	(3.1)
Net income (loss)	5.0%	(8.1)%

Fiscal 2013 Compared to Fiscal 2012

Net Sales.  Net sales for the year ended December 31, 2013 increased 37.6% to $27,755,000 compared to $20,174,000 for the year ended December 31, 2012.

Service revenues from our POPSign programs for the year ended December 31, 2013 increased 41.7% to $26,128,000 compared to $18,433,000 for the year ended December 31, 2012. The increase was primarily due to a 37% increase in the number of signs placed and a 4% increase in the average price of our signs placed from the previous year.

Product sales for the year ended December 31, 2013 decreased 6.5% to $1,627,000 compared to $1,741,000 for the year ended December 31, 2012.  The decrease was primarily due to decreased sales of Stylus Software based upon decreased demand for this product from our customers.

Gross Profit.  Gross profit for the year ended December 31, 2013 increased 74.6% to $12,746,000 compared to $7,302,000 for the year ended December 31, 2012. Gross profit as a percentage of total net sales increased to 45.9% for 2013 compared to 36.2% for 2012.

Gross profit from our POPSign program revenues for the year ended December 31, 2013 increased 81.9% to $12,302,000 compared to $6,764,000 for the year ended December 31, 2012. The increase in gross profit from our POPSign program was primarily due to increased revenues resulting from enhanced product offerings and the effect of fixed costs being spread over higher sales. Gross profit as a percentage of POPSign program revenues increased to 47.1% for 2013 compared to 36.7% for 2012, due primarily to the factors described above.

Gross profit from our product sales for the year ended December 31, 2013 decreased 17.5% to $444,000 compared to $538,000 for the year ended December 31, 2012. Gross profit as a percentage of product sales decreased to 27.3% for 2013 compared to 30.9% for 2012. The decreases were primarily due to decreased sales and the effect of fixed costs being spread over lower sales.

Operating Expenses

Selling.  Selling expenses for the year ended December 31, 2013 increased 9.0% to $5,505,000 compared to $5,049,000 for the year ended December 31, 2012, primarily due to performance related compensation expenses. Selling expenses as a percentage of total net sales decreased to 19.8% in 2013 compared to 25.0% in 2012, primarily due to increased revenues.

Marketing.  Marketing expenses for the year ended December 31, 2013 decreased 25.5% to $856,000 compared to $1,149,000 for the year ended December 31, 2012, primarily due to decreased staffing-related expenses. Marketing expenses as a percentage of total net sales decreased to 3.1% in 2013 compared to 5.7% in 2012, primarily due to increased revenues and the factors described above.

General and Administrative.  General and administrative expenses for the year ended December 31, 2013 increased 17.7% to $3,988,000 compared to $3,388,000 for the year ended December 31, 2012, primarily due to performance related compensation expenses. General and administrative expenses as a percentage of total net sales decreased to 14.4% in 2013 compared to 16.8% in 2012, primarily due to increased revenues.

Other Income. Other income, which was comprised of interest income, for the year ended December 31, 2013 was $28,000 compared to other income of $27,000 for the year ended December 31, 2012. The increase in other income in 2013 was primarily the result of higher cash and cash equivalent balances during 2013.

Income Taxes. During the year ended December 31, 2013, the Company recorded an income tax expense of $1,046,000. During the year ended December 31, 2012, the Company recorded an income tax benefit of $633,000. The primary differences between the Company’s December 31, 2013 and 2012 effective tax rates and the statutory federal rates are expenses related to equity compensation and nondeductible meals and entertainment.

Net Income (Loss).  For the reasons stated above, the net income for the year ended December 31, 2013 was $1,379,000 compared to a net loss of $(1,624,000) for the year ended December 31, 2012.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At December 31, 2013, working capital was $22,203,000 compared to $21,791,000 at December 31, 2012. During the year ended December 31, 2013, cash and cash equivalents increased by $1,492,000 from $20,271,000 at December 31, 2012 to $21,763,000 at December 31, 2013.

Net cash provided by operating activities during the year ended December 31, 2013 was $3,979,000. The net income of $1,379,000, plus non-cash adjustments of $1,757,000 and changes in operating assets and liabilities of $843,000 were the items that contributed to the cash provided by operating activities. The non-cash adjustments of $1,757,000 consisted of depreciation and amortization, deferred income tax expense, stock-based compensation expense and gain on sale of fixed assets. The most significant component of the $843,000 change in operating assets and liabilities was income tax receivable. The income tax receivable decreased during 2013 mainly due to payments received on tax refund claims. The Company expects accounts receivable, accounts payable, accrued liabilities and deferred revenue to fluctuate during future periods depending on the level of revenues and related business activity as well as billing arrangements with customers and payment terms with retailers.

Net cash of $250,000 was used in investing activities during the year ended December 31, 2013, due to the purchase of property and equipment related mainly to software and computer equipment of $265,000, partially offset by proceeds from the sale of property and equipment of $15,000.

Net cash of $2,237,000 was used in financing activities during the year ended December 31, 2013, due to the repurchase of common stock of $2,328,000, partially offset by proceeds received from the issuance of common stock under the employee stock purchase plan and other stock option exercises of $91,000.

In December 2013, the Board of Directors of the Company approved a Stock Repurchase Plan (the “Plan”), authorizing but not obligating the Company to repurchase up to $5,000,000 of the Company’s Common Stock. The Company anticipates commencing this repurchase plan in the first quarter of 2014.

As a result of the Company’s new agreement with Valassis, the Company will pay Valassis $500,000 in 2014 in exchange for the Company being able to sell POPSigns to all consumer packaged goods manufacturers.

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

Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of its long-lived assets for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the assets in relation to the future cash flows of the underlying assets to assess recoverability of the assets. The estimates of these future cash flows are based on assumptions and projections believed by management to be reasonable and supportable. They require management’s subjective judgments and take into account assumptions about revenue and expense growth rates. Impaired assets are then recorded at their estimated fair market value.

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

The expected terms of the options and employee stock purchase plan rights are based on evaluations of historical and expected future employee exercise behavior.  The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date.  Volatility is based on historical volatility of the Company’s stock. The Company has not historically issued any dividends beyond the one-time dividend in 2011 and does not expect to in the future. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

If factors change and we employ different assumptions in the valuation of grants in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

New Accounting Pronouncements

None.

Off-Balance Sheet Transactions

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

The following are included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Insignia Systems, Inc.

We have audited the accompanying balance sheets of Insignia Systems, Inc. (the Company) as of December 31, 2013 and 2012, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 5, 2014

Insignia Systems, Inc.

BALANCE SHEETS

As of December 31	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$21,763,000	$20,271,000
Accounts receivable, net	4,287,000	3,784,000
Inventories	307,000	310,000
Deferred tax assets	171,000	478,000
Income tax receivable	11,000	800,000
Prepaid expenses and other	324,000	516,000
Total Current Assets	26,863,000	26,159,000

Other Assets:
Property and equipment, net	1,753,000	2,149,000
Other, net	2,956,000	3,398,000

Total Assets	$31,572,000	$31,706,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,636,000	$2,122,000
Accrued liabilities:
Compensation	1,236,000	1,303,000
Other	505,000	541,000
Income tax payable	22,000	—
Deferred revenue	261,000	402,000
Total Current Liabilities	4,660,000	4,368,000

Long-Term Liabilities:
Deferred tax liabilities	284,000	413,000
Accrued income taxes	458,000	430,000
Total Long-Term Liabilities	742,000	843,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 12,782,000 in 2013 and 13,602,000 in 2012	128,000	136,000
Additional paid-in capital	20,982,000	22,678,000
Retained earnings	5,060,000	3,681,000
Total Shareholders’ Equity	26,170,000	26,495,000

Total Liabilities and Shareholders’ Equity	$31,572,000	$31,706,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

Year Ended December 31	2013	2012
Services revenues	$26,128,000	$18,433,000
Products revenues	1,627,000	1,741,000
Total Net Sales	27,755,000	20,174,000

Cost of services	13,826,000	11,669,000
Cost of goods sold	1,183,000	1,203,000
Total Cost of Sales	15,009,000	12,872,000
Gross Profit	12,746,000	7,302,000

Operating Expenses:
Selling	5,505,000	5,049,000
Marketing	856,000	1,149,000
General and administrative	3,988,000	3,388,000
Total Operating Expenses	10,349,000	9,586,000
Operating Income (Loss)	2,397,000	(2,284,000)

Other income	28,000	27,000
Income (Loss) Before Taxes	2,425,000	(2,257,000)

Income tax expense (benefit)	1,046,000	(633,000)
Net Income (Loss)	$1,379,000	$(1,624,000)

Net income (loss) per share:
Basic	$0.10	$(0.12)
Diluted	$0.10	$(0.12)

Shares used in calculation of net income (loss) per share:
Basic	13,324,000	13,605,000
Diluted	13,422,000	13,605,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2012	13,630,000	$136,000	$22,418,000	$5,305,000	$27,859,000
Issuance of common stock, net	76,000	1,000	130,000	—	131,000
Repurchase of common stock	(104,000)	(1,000)	(212,000)	—	(213,000)
Value of stock-based compensation	—	—	342,000	—	342,000
Net loss	—	—	—	(1,624,000)	(1,624,000)

Balance at December 31, 2012	13,602,000	136,000	22,678,000	3,681,000	26,495,000
Issuance of common stock, net	70,000	1,000	90,000	—	91,000
Repurchase of common stock	(929,000)	(9,000)	(2,319,000)	—	(2,328,000)
Value of stock-based compensation	39,000	—	533,000	—	533,000
Net income	—	—	—	1,379,000	1,379,000

Balance at December 31, 2013	12,782,000	$128,000	$20,982,000	$5,060,000	$26,170,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

Year Ended December 31	2013	2012
Operating Activities:
Net income (loss)	$1,379,000	$(1,624,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,058,000	1,148,000
Deferred income tax expense	178,000	92,000
Stock-based compensation	533,000	342,000
Gain on sale of property and equipment	(12,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(503,000)	(1,121,000)
Inventories	3,000	11,000
Income tax receivable	789,000	(427,000)
Prepaid expenses and other	234,000	479,000
Accounts payable	514,000	(322,000)
Accrued liabilities	(103,000)	(858,000)
Income tax payable	22,000	(748,000)
Accrued income taxes	28,000	6,000
Deferred revenue	(141,000)	311,000
Net cash provided by (used in) operating activities	3,979,000	(2,711,000)

Investing Activities:
Purchases of property and equipment	(265,000)	(138,000)
Proceeds received from sale of property and equipment	15,000	—
Net cash used in investing activities	(250,000)	(138,000)

Financing Activities:
Proceeds from issuance of common stock, net	91,000	131,000
Repurchase of common stock	(2,328,000)	(213,000)
Net cash used in financing activities	(2,237,000)	(82,000)

Increase (decrease) in cash and cash equivalents	1,492,000	(2,931,000)

Cash and cash equivalents at beginning of year	20,271,000	23,202,000
Cash and cash equivalents at end of year	$21,763,000	$20,271,000

Supplemental disclosures for cash flow information:
Cash paid during the year for income taxes	$842,000	$835,000

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

Cash and Cash Equivalents.  The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2013, $4,580,000 was invested in an overnight repurchase account and $17,000,000 was invested in certificates of deposit. At December 31, 2012, $6,831,000 was invested in an overnight repurchase account and $13,000,000 was invested in certificates of deposit. The balances in cash accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Amounts held in checking accounts during the years ended December 31, 2013 and 2012, were fully insured under the Federal Deposit Insurance Corporation (“FDIC”). Amounts held in repurchase accounts during the years ended December 31, 2013 and 2012, were secured by Federal Home Loan securities and were fully insured by the FDIC. Bank certificates of deposit at December 31, 2013 and 2012, were held at various institutions with amounts at each institution at or below the $250,000 insured limit of the FDIC.

Fair Value of Financial Instruments. The financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximate fair value because of the short-term nature of these instruments.

Accounts Receivable. The majority of the Company’s accounts receivable is due from companies in the consumer packaged goods industry.  Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts receivable are due within 30-90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts.  Accounts receivable outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2013	2012
Beginning balance	$22,000	$12,000
Bad debt provision	101,000	11,000
Accounts written-off	(106,000)	(1,000)
Ending balance	$17,000	$22,000

Inventories.  Inventories are primarily comprised of parts and supplies for the Impulse machine, sign cards, and roll stock.  Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

December 31	2013	2012
Raw materials	$71,000	$72,000
Work-in-process	12,000	3,000
Finished goods	224,000	235,000
	$307,000	$310,000

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

Production tooling, machinery and equipment	1 - 6 years
Office furniture and fixtures	3 years
Computer equipment and software	3 years
Web development	3 years

Leasehold improvements are amortized over the shorter of the remaining term of the lease or estimated life of the asset.

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair market value.  There were no impairment losses during the years ended December 31, 2013 and 2012.

Income Taxes.  Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

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

The expected lives of the options and employee stock purchase plan rights are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at grant date. Volatility is based on historical and expected future volatility of the Company’s stock. The Company has not historically issued any dividends beyond the one-time dividend in 2011 and does not expect to in the future. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

If factors change and we employ different assumptions in the valuation of grants in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current periods.

Advertising Costs.  Advertising costs are charged to operations as incurred. Advertising expenses were approximately $14,000 and $34,000 during the years ended December 31, 2013 and 2012, respectively.

Net Income (Loss) Per Share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of options and warrants. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the year.

Options to purchase approximately 901,000 shares of common stock with a weighted average exercise price of $3.60 were outstanding at December 31, 2013 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the year. Due to the net loss incurred during the year ended December 31, 2012, all common stock options were anti-dilutive.

Weighted average common share outstanding for the years ended December 31, 2013 and 2012 were as follows:

Year ended December 31	2013	2012
Denominator for basic net income (loss) per share - weighted average shares	13,324,000	13,605,000
Effect of dilutive securities:
Stock options	98,000	—
Denominator for diluted net income (loss) per share - weighted average shares	13,422,000	13,605,000

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

2.              Selling Arrangement.  In February 2011, the Company paid News America Marketing In-Store, LLC (News America) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $400,000 for each of the years ended December 31, 2013 and 2012, and is expected to be $400,000 per year over the next five years, is recorded within Cost of Services in the Company’s Statements of Operations. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s balance sheet. A summary of the carrying amount of this selling arrangement is as follows as of December 31:

	2013	2012
Gross cost	$4,000,000	$4,000,000
Accumulated amortization	(1,083,000)	(683,000)
Net carrying amount	$2,917,000	$3,317,000

3.              Property and Equipment. Property and equipment consists of the following at December 31:

Year ended December 31	2013	2012
Property and Equipment:
Production tooling, machinery and equipment	$3,826,000	$3,923,000
Office furniture and fixtures	260,000	260,000
Computer equipment and software	896,000	1,085,000
Web development	65,000	38,000
Leasehold improvements	616,000	616,000
Construction in-progress	34,000	25,000
	5,697,000	5,947,000
Accumulated depreciation and amortization	(3,944,000)	(3,798,000)
Net Property and Equipment	$1,753,000	$2,149,000

Depreciation expense for the years ended December 31, 2013 and 2012 was $658,000 and $748,000, respectively.

4.     Commitments and Contingencies.

Operating Leases.  The Company has an operating lease for its current facility which is in effect from August 2008 through February 2016.  Rent expense under this lease, excluding operating costs, was approximately $445,000 in each of the years ended December 31, 2013 and 2012.

Minimum future lease obligations under this lease, excluding operating costs, are approximately as follows for the years ending December 31:

2014	$484,000
2015	492,000
2016	82,000

Retailer Agreements.  The Company has contracts in the normal course of business with various retailers, some of which provide for fixed or store-based payments rather than sign placement-based payments.  During the years ended December 31, 2013 and 2012, the Company incurred $1,914,000 and $1,704,000 of costs related to fixed and store-based payments, respectively. The amounts are recorded in Cost of Services in the Company’s Statements of Operations.

Aggregate commitment amounts under agreements with retailers are approximately as follows for the years ending December 31:

2014	$1,030,000
2015	608,000
2016	94,000

On an ongoing basis the Company negotiates renewals of various retailer agreements. Upon the completion of future contract renewals, the annual commitment amounts for 2014 and thereafter could be in excess of the amounts above.

Legal. The Company is subject to various legal matters in the normal course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

5.              Shareholders’ Equity.

Stock-Based Compensation. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

The following table summarizes the stock-based compensation expense which was recognized in the Company’s Statements of Operations for the years ended December 31, 2013 and 2012:

Year ended December 31	2013	2012
Cost of sales	$22,000	$93,000
Selling	176,000	104,000
Marketing	16,000	18,000
General and administrative	319,000	127,000
	$533,000	$342,000

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2013	2012
Stock Options:
Expected life (years)	3.9	4.2
Expected volatility	52%	71%
Dividend yield	0%	0%
Risk-free interest rate	1.2%	0.6%

	2013	2012
Stock Purchase Plan Options:
Expected life (years)	1.0	1.0
Expected volatility	51%	46%
Dividend yield	0%	0%
Risk-free interest rate	0.2%	0.1%

The Company uses the straight-line attribution method to recognize expense for unvested options.  The amount of stock-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company re-evaluates the forfeiture rate annually and adjusts it as necessary.

As of December 31, 2013, there was approximately $296,000 of total unrecognized compensation costs related to the outstanding stock options which is expected to be recognized over a weighted average period of 1.8 years.

Stock Options. Prior to 2013, the Company had stock options plans (the “1990 Plan” and the “2003 Plan”) for its employees and directors under which substantially all of the shares reserved for issuance had been issued. In May 2013, the Company’s shareholders approved the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”), which replaced the 2003 Plan. Options granted under the 2003 Plan will remain in effect until they are exercised or expire according to their terms. There are no options outstanding in the 1990 Plan. All current option grants are made under the 2013 Plan.

Under the terms of the 2013 Plan, the Company may grant up to 250,000 awards in a variety of instruments including incentive or non-qualified stock options to employees, consultants and directors generally at an exercise price at or above 100% of fair market value at the close of business on the date of grant. Stock options expire 10 years after the date of grant and generally vest over three years. The Company issues new shares of common stock when stock options are exercised.

The following table summarizes activity under the option plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2011	21	1,234,737	$4.87
Reserved	500,000	—
Granted	(737,500)	737,500	1.67
Cancelled - 2003 Plan	337,164	(337,164)	3.77
Cancelled - 1990 Plan	—	(165,400)	9.19

Balance at December 31, 2012	99,685	1,469,673	3.03

Reserved	250,000	—
Stock awards granted	(39,032)	—
Granted	(115,000)	115,000	2.49
Exercised	—	(38,165)	1.84	$20,810
Cancelled - 2003 Plan	(99,685)	(263,666)	3.64
Cancelled - 1990 Plan	—	(31,400)	10.37

Balance at December 31, 2013	95,968	1,251,442	2.72

The number of options exercisable under the option plans was:

December 31, 2012	572,552
December 31, 2013	686,998

The following table summarizes information about the stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.61 - $2.46	784,701	8.60 years	$1.81	288,839	$1.78
$2.79 - $4.22	324,741	6.78 years	3.67	256,159	3.58
$5.49	142,000	6.08 years	5.49	142,000	5.49
	1,251,442	7.84 years	$2.72	686,998	$3.22

Options outstanding under the option plans expire at various dates during the period from January 2013 through October 2023. Options outstanding at December 31, 2013 had a weighted average remaining life of 7.84 years and an aggregate intrinsic value of $722,000.  Options exercisable at December 31, 2013 had a weighted average remaining life of 7.14 years and an aggregate intrinsic value of $275,000. The weighted average grant-date fair value of options granted during the years ended December 31, 2013 and 2012 were $1.01 and $0.90, respectively.

In December 2013, equity grants were made by the Company to the Board of Directors, pursuant to the 2013 Plan in the form of shares of common stock. The total number of shares granted to the Board of Directors was 39,032 during the year ended December 31, 2013. The shares were issued at $2.69 per share, based on the stock price on the date of grant, for a total value of $105,000, which is included in stock-based compensation.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “Plan”) that enables employees to contribute up to 10% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of the year. During the years ended December 31, 2013 and 2012, employees purchased 56,000 and 76,000 shares under the Plan. At December 31, 2013, 179,000 shares are reserved for future employee purchases of common stock under the Plan. For the years ended December 31, 2013 and 2012, the Company recognized $34,000 and $33,000, respectively, of stock-based compensation expense related to the Plan.

Stock Repurchase Plans. On February 22, 2011, the Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common stock on or before January 31, 2012. On May 25, 2011, the Board amended the plan to increase the maximum share purchase amount from $15,000,000 to $20,000,000. The plan expired on January 31, 2012. The Company repurchased a total of 3,877,000 shares totaling $17,562,000 under this plan.

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

On December 3, 2013, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before December 3, 2015.  The Plan allows the repurchases to be made in open market or privately negotiated transactions.

6.              Income Taxes. Income tax expense (benefit) consists of the following:

Year Ended December 31	2013	2012
Current taxes - Federal	$816,000	$(772,000)
Current taxes - State	52,000	47,000
Deferred taxes - Federal	139,000	101,000
Deferred taxes - State	39,000	(9,000)

Income tax expense (benefit)	$1,046,000	$(633,000)

Significant components of the deferred taxes are as follows:

As of December 31	2013	2012
Current Deferred Tax Assets:
Accrued compensation	$—	$304,000
Accrued expenses	134,000	142,000
Net operating loss carryforwards	16,000	8,000
Inventory reserve	14,000	10,000
Other	7,000	14,000

Current deferred tax assets	$171,000	$478,000
Long-Term Deferred Tax Assets (Liabilities):
Depreciation	$(372,000)	$(513,000)
Stock options	68,000	46,000
Net operating loss carryforwards	20,000	54,000

Long-term deferred tax liabilities	$(284,000)	$(413,000)

The Company evaluates all significant available positive and negative evidence, including the existence of losses in prior years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company’s recent performance.

The actual tax expense (benefit) attributable to income from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the net income (loss) as follows:

Year Ended December 31	2013	2012
Federal statutory rate	34.0%	(35.0)%

Stock options	4.9	4.6
State taxes	1.6	0.1
Other permanent differences	0.7	1.1
Impact of uncertain tax positions	1.2	0.9
Other	0.7	0.2

Effective federal income tax rate	43.1%	(28.1)%

The Company has recorded a liability of $458,000 and $430,000 for uncertain tax positions taken in tax returns in previous years as of December 31, 2013 and 2012, respectively. This liability is reflected as Accrued Income Taxes on the Company’s Balance Sheets. The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years 2010 and forward are open for examination and assessment by the Internal Revenue Service. With limited exceptions, tax years prior to 2010 are no longer open in major state and local tax jurisdictions.  The Company does not anticipate that the total unrecognized tax benefits will change significantly prior to December 31, 2014.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows:

Balance at January 1, 2012	$424,000
Reduction as a result of filing state tax returns	(13,000)
Increases due to interest	19,000
Balance at December 31, 2012	430,000
Resolution of prior year items	(3,000)
Increases due to current year positions	10,000
Increases due to interest	21,000
Balance at December 31, 2013	$458,000

7.              Employee Benefit Plans.  The Company sponsors a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. During the years ended December 31, 2013 and 2012, the Company made a matching contribution of $61,000 and $59,000, respectively.

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

9.              Concentrations.

Major Customers.  During the year ended December 31, 2013, one customer accounted for 31% of the Company’s total net sales. At December 31, 2013, this customer represented 47% of the Company’s total accounts receivable. Additionally, another customer accounted for 14% of the Company’s total accounts receivable as of December 31, 2013.  During the year ended December 31, 2012, one customer accounted for 30% of the Company’s total net sales. At December 31, 2012, this customer represented 43% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

Export Sales.  Export sales accounted for less than 1% of total net sales during the years ended December 31, 2013 and 2012.

10.       Quarterly Financial Data.  (Unaudited)

Quarterly data for the years ended December 31, 2013 and 2012 was as follows:

Year Ended December 31, 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$7,396,000	$6,133,000	$7,320,000	$6,906,000
Gross profit	3,536,000	2,541,000	3,320,000	3,349,000
Net income	420,000	164,000	354,000	441,000
Net income per share:
Basic	$0.03	$0.01	$0.03	$0.03
Diluted	$0.03	$0.01	$0.03	$0.03

Year Ended December 31, 2012
Net sales	$3,997,000	$4,773,000	$6,074,000	$5,330,000
Gross profit	900,000	1,494,000	2,560,000	2,348,000
Net income (loss)	(1,577,000)	(496,000)	380,000	69,000
Net income (loss) per share:
Basic	$(0.12)	$(0.04)	$0.03	$0.01
Diluted	$(0.12)	$(0.04)	$0.03	$0.01

11.       Subsequent Events.

In February 2014, the Company and Valassis Sales and Marketing Services, Inc. (“Valassis”) signed a new agreement that replaced all prior agreements. As a result of this new agreement, which is in effect through December 31, 2017, among other things, Valassis is no longer an exclusive reseller of the Company’s POPSign and the Company now has access to all consumer packaged goods manufacturers for the sale of POPSigns, in exchange for total consideration of $500,000 which is being paid in 2014.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2013 were effective.  Disclosure controls and procedures ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013.  In conducting its evaluation, our management used the criteria set forth by the framework in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 concerning the directors and executive officers of the Company and corporate governance is incorporated herein by reference to the Company’s proxy statement for its 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement for its 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the Company’s proxy statement for its 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the Company’s proxy statement for its 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the Company’s proxy statement for its 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2013 and 2012

Statements of Operations for the years ended December 31, 2013 and 2012

Statements of Shareholders’ Equity for the years ended December 31, 2013 and 2012

Statements of Cash Flows for the years ended December 31, 2013 and 2012

Notes to Financial Statements

(a)                     Exhibits

Exhibit Number	Description	Incorporation By Reference To

3.1	Articles of Incorporation of Registrant, as amended to date	Exhibit 3.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

3.2	Bylaws, as amended to date	Exhibit 3.1 of the Registrant’s Form 8-K filed February 23, 2007

4.1	Specimen Common Stock Certificate of Registrant	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

*10.1	The Company’s 2003 Incentive Stock Option Plan, as amended	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-182981

*10.2	Form of Incentive Stock Option Agreement under 2003 Incentive Stock Option Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed January 16, 2013

*10.3	2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 to Form 8-K dated May 22, 2013

*10.4	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 to Form 8-K dated August 23, 2013

*10.5	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.2 to Form 8-K dated August 23, 2013

*10.6	Form of Stock Grant Agreement for Non-Employee Directors under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 to Form 8-K dated December 16, 2013

*10.7	Employee Stock Purchase Plan, as amended	Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-182981

*10.8	Amended Change in Control Severance Agreement with Scott F. Drill dated May 1, 2012	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2012

*10.9	Employment Agreement with Scott F. Drill dated March 26, 2013	Exhibit 10.1 of the Registrant’s Form 8-K filed March 29, 2013

Exhibit Number	Description	Incorporation By Reference To
*10.10	First Amendment to Amended Change in Control Severance Agreement with Scott F. Drill dated March 26, 2013	Exhibit 10.2 of the Registrant’s Form 8-K filed March 29, 2013

*10.11	Change in Control Severance Agreement with John C. Gonsior dated June 13, 2011	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011

*10.12	Employment Agreement with John C. Gonsior dated May 13, 2013	Exhibit 10.3 to Form 8-K dated May 16, 2013

*10.13	Amended Change in Control Severance Agreement with Glen P. Dall dated September 1, 2012	Exhibit 10.1 of the Registrant’s Form 8-K dated May 25, 2012

*10.14	Employment Agreement with Glen P. Dall dated May 13, 2013	Exhibit 10.1 to Form 8-K dated May 16, 2013

*10.15	2013 Executive Officer Incentive Bonus Plan	Exhibit 10.3 of the Registrant’s Form 8-K filed March 29, 2013

10.16	Lease Agreement between the Company and the Landlord (Opus Northwest L.L.C.) dated March 27, 2008 (Exhibits Omitted)	Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

^10.17	Exclusive Reseller Agreement between Valassis Sales & Marketing Services, Inc. and the Company entered into as of June 12, 2006	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2006

^10.18	Amendment #1 dated December 6, 2006 to the Exclusive Reseller Agreement dated June 12, 2006 between Valassis Sales & Marketing Services, Inc. and the Company	Exhibit 10.1 of the Registrant’s Form 10-K/A for the year ended December 31, 2008

^10.19	Amendment #2 dated July 2, 2007 to Exclusive Reseller Agreement dated June 12, 2006 between Valassis Sales & Marketing Services, Inc. and the Company	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007

^10.20	Exclusive Agreement for Sale and Implementation of Specified Signs with Price approved June 6, 2011	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011

^10.21	Settlement Agreement and Release with News America Marketing In-Store, LLC, dated February 9, 2011, including exhibits	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2011

14	Code of Ethics	Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

+23.1	Consent of Independent Registered Public Accounting Firm

+31.1	Certification of CEO (Principal Executive Officer) pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit Number	Description	Incorporation By Reference To
+31.2	Certification of CFO (Principal Financial Officer) pursuant to Section 302 of the Sarbanes Oxley Act of 2002

++32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

++101.1

The following materials from Insignia Systems, Inc.’s Annual Report on Form 10-K for the year ending December 31, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders’ Equity, and (v) Notes to Financial Statements.

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

Insignia Systems, Inc.

	By:	/s/ Glen P. Dall
Glen P. Dall
President and CEO

Dated: March 5, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glen P. Dall	President and Chief Executive Officer	March 5, 2014
Glen P. Dall	(principal executive officer)

/s/ John C. Gonsior	Vice President of Finance, Chief Financial	March 5, 2014
John C. Gonsior	Officer, Secretary and Treasurer (principal
financial and accounting officer)

/s/ David L. Boehnen	Chairman of the Board	March 5, 2014
David L. Boehnen

/s/ Edward A. Corcoran	Director	March 5, 2014
Edward A. Corcoran

/s/ Peter V. Derycz	Director	March 5, 2014
Peter V. Derycz

/s/ Reid V. MacDonald	Director	March 5, 2014
Reid V. MacDonald

/s/ Gary L. Vars	Director	March 5, 2014
Gary L. Vars

/s/ Steven R. Zenz	Director	March 5, 2014
Steven R. Zenz