Form 10-Q
period 2014-03-31
INSIGNIA SYSTEMS INC/MN
filed 2014-05-01
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2014

or

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

Number of shares outstanding of Common Stock, $.01 par value, as of April 29, 2014 was 12,887,397.

Insignia Systems, Inc.

PART I.                          FINANCIAL INFORMATION

Item 1.         Financial Statements

Insignia Systems, Inc.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,330,000	$21,763,000
Accounts receivable, net	5,460,000	4,287,000
Inventories	407,000	307,000
Deferred tax assets	171,000	171,000
Income tax receivable	12,000	11,000
Prepaid expenses and other	294,000	324,000
Total Current Assets	26,674,000	26,863,000

Other Assets:
Property and equipment, net	1,682,000	1,753,000
Other, net	3,135,000	2,956,000

Total Assets	$31,491,000	$31,572,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,695,000	$2,636,000
Accrued liabilities	1,052,000	1,741,000
Income tax payable	141,000	22,000
Deferred revenue	395,000	261,000
Total Current Liabilities	4,283,000	4,660,000

Long-Term Liabilities:
Deferred tax liabilities	284,000	284,000
Accrued income taxes	458,000	458,000
Total Long-Term Liabilities	742,000	742,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 12,879,000 at March 31, 2014 and 12,782,000 at December 31, 2013	129,000	128,000
Additional paid-in capital	21,162,000	20,982,000
Retained earnings	5,175,000	5,060,000
Total Shareholders’ Equity	26,466,000	26,170,000

Total Liabilities and Shareholders’ Equity	$31,491,000	$31,572,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31	2014	2013
Services revenues	$5,951,000	$6,967,000
Products revenues	452,000	429,000
Total Net Sales	6,403,000	7,396,000

Cost of services	3,415,000	3,571,000
Cost of goods sold	305,000	289,000
Total Cost of Sales	3,720,000	3,860,000
Gross Profit	2,683,000	3,536,000

Operating Expenses:
Selling	1,351,000	1,395,000
Marketing	235,000	209,000
General and administrative	930,000	956,000
Total Operating Expenses	2,516,000	2,560,000
Operating Income	167,000	976,000

Other income	6,000	7,000
Income Before Taxes	173,000	983,000

Income tax expense	58,000	563,000
Net Income	$115,000	$420,000

Net income per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Shares used in calculation of net income per share:
Basic	12,853,000	13,654,000
Diluted	13,091,000	13,684,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2014	2013
Operating Activities:
Net income	$115,000	$420,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	266,000	274,000
Stock-based compensation	36,000	77,000
Gain on sale of property and equipment	—	(12,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,173,000)	(2,338,000)
Inventories	(100,000)	(15,000)
Income tax receivable	(1,000)	(28,000)
Prepaid expenses and other	(10,000)	92,000
Accounts payable	(3,000)	496,000
Accrued liabilities	(689,000)	(770,000)
Income tax payable	119,000	563,000
Deferred revenue	134,000	347,000
Net cash used in operating activities	(1,306,000)	(894,000)

Investing Activities:
Purchases of property and equipment	(84,000)	(16,000)
Proceeds from sale of property and equipment	—	13,000
Acquisition of selling rights	(188,000)	—
Net cash used in investing activities	(272,000)	(3,000)

Financing Activities:
Proceeds from issuance of common stock	145,000	87,000
Net cash provided by financing activities	145,000	87,000

Decrease in cash and cash equivalents	(1,433,000)	(810,000)

Cash and cash equivalents at beginning of period	21,763,000	20,271,000
Cash and cash equivalents at end of period	$20,330,000	$19,461,000

Supplemental disclosures for cash flow information:
Cash paid during the period for income taxes	$22,000	$30,000

Non-cash investing activities:
Acquisition of selling rights in accounts payable	$62,000	$—

See accompanying notes to financial statements.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.              Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to consumer packaged goods manufacturers and retailers. The Company’s products include the Insignia Point-of-Purchase Services (POPS) in-store advertising program, thermal sign card supplies for the Company’s Impulse Retail systems, laser printable cardstock and label supplies.

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2014, its results of operations for the three months ended March 31, 2014 and 2013, and its cash flows for the three months ended March 31, 2014 and 2013. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Summary of Significant Accounting Policies in the Company’s 2013 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse Retail systems, sign cards, and rollstock.  Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	March 31,	December 31,
	2014	2013
Raw materials	$103,000	$71,000
Work-in-process	19,000	12,000
Finished goods	285,000	224,000
	$407,000	$307,000

Property and Equipment. Property and equipment consists of the following:

	March 31,	December 31,
	2014	2013
Property and Equipment:
Production tooling, machinery and equipment	$3,908,000	$3,826,000
Office furniture and fixtures	260,000	260,000
Computer equipment and software	913,000	896,000
Web site	65,000	65,000
Leasehold improvements	616,000	616,000
Construction in-progress	19,000	34,000
	5,781,000	5,697,000
Accumulated depreciation and amortization	(4,099,000)	(3,944,000)
Net Property and Equipment	$1,682,000	$1,753,000

Depreciation expense was approximately $155,000 and $174,000 in the three months ended March 31, 2014 and 2013, respectively.

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based awards at fair value using the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The Company recognizes stock-based compensation expense on a straight-line method over the requisite service period of the award.

During the three months ended March 31, 2014 and 2013, no stock option awards were granted by the Company. The Company estimated the fair value of stock-based rights granted during the three months ended March 31, 2014 under the employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 year, expected volatility of 50%, dividend yield of 0% and risk-free interest rate of 0.13%. The total fair value of stock-based rights granted under the employee stock purchase plan during the three months ended March 31, 2014 and 2013 was approximately $10,000 and $11,000, respectively. Total stock-based compensation expense recorded for the three months ended March 31, 2014 and 2013, was $36,000 and $77,000, respectively.

During the three months ended March 31, 2014, there were 49,670 stock stock options exercised, for which the Company received proceeds of $62,000. During the three months ended March 31, 2013, there were 6,666 stock options exercised, for which the Company received proceeds of $13,000.

Net Income per Share. Basic net income per share is computed by dividing net income by the weighted average shares outstanding and excludes any potential dilutive effects of stock options. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period.

Options to purchase approximately 459,000 shares of common stock with a weighted average exercise price of $4.36 were outstanding at March 31, 2014 and were not included in the computation of common stock equivalents for the three months ended March 31, 2014 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options to purchase approximately 1,322,000 shares of common stock with a weighted average exercise price of $3.45 were outstanding at March 31, 2013 and were not included in the computation of common stock equivalents for the three months ended March 31, 2013 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three months ended March 31, 2014 and 2013 were as follows:

Three months ended March 31	2014	2013
Denominator for basic net income per share - weighted average shares	12,853,000	13,654,000

Effect of dilutive securities:
Stock options	238,000	30,000
Denominator for diluted net income per share - weighted average shares	13,091,000	13,684,000

2.              Selling Arrangement.  In February 2011, the Company paid News America Marketing In-Store, LLC (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 in each of the three months ended March 31, 2014 and 2013 and is expected to be $400,000 per year over the next five years, is recorded within Cost of Services in the Company’s Statements of Operations. The net carrying amount of the selling arrangement is recorded within Other Assets on the Company’s Condensed Balance Sheets.

3.              Income Taxes.  For the three months ended March 31, 2014, the Company recorded income tax expense of $58,000, or 33.5% of income before taxes. For the three months ended March 31, 2013, the Company recorded income tax expense of $563,000, or 57.3% of income before taxes. The decrease in the effective tax rate during the three months ended March 31, 2014 is primarily the result of the tax benefit of disqualifying dispositions of stock options, which decreased the effective tax rate for the three months ended March 31, 2014 by 7.2%. The income tax provision for the three months ended March 31, 2014 and 2013 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2014 and 2013 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment.

As of March 31, 2014 and December 31, 2013, the Company has unrecognized tax benefits totaling $458,000, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $458,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2014.

4.              Concentrations.  During the three months ended March 31, 2014, two customers accounted for 31% and 15% of the Company’s total net sales. During the three months ended March 31, 2013, two customers accounted for 29% and 13% of the Company’s total net sales. At March 31, 2014, three customers accounted for 34%, 13% and 13% of the Company’s total accounts receivable. At December 31, 2013, two customers accounted for 47% and 14% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

5.              Retail Access and Distribution Agreement.  On February 21, 2014, the Company and Valassis Sales and Marketing Services, Inc. (“Valassis”) signed the Retail Access and Distribution Agreement (the “New Valassis Agreement”) that replaced all prior agreements. As a result of this new agreement, which was to be in effect through December 31, 2017, among other things, Valassis was no longer a reseller of the Company’s POPSign and the Company regained access to all consumer packaged goods manufacturers for the sale of POPSigns, in exchange for total consideration of $500,000 to be paid by the Company in 2014.

On March 24, 2014, the Company received notice of termination from Valassis of the New Valassis Agreement which was terminated in accordance with its provisions for termination for either party’s convenience.

The amount due to Valassis related to the Company regaining selling rights is being amortized over the original term of the New Valassis Agreement, which is approximately four years. The Company paid Valassis $188,000 related to the acquisition of these selling rights during the three months ended March 31, 2014. The termination will be effective on August 11, 2014, and all other material aspects of the agreement will remain in effect until that date and the Company will continue to have access to all consumer packaged goods manufacturers for the sale of POPS signs as noted above. We are currently focused on maximizing opportunities available to us as a result of this termination to minimize whatever financial impact may result from it, and potentially have a positive impact on the Company.

6.              Shareholders’ Equity. On December 3, 2013, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before December 3, 2015. The plan allows the repurchases to be made in open market or privately negotiated transactions. For the three months ended March 31, 2014, the Company made no repurchases.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q and the “Risk Factors” described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, our Current Reports on Form 8-K and our other SEC filings.

Company Overview

Insignia Systems, Inc. (referred to in this Quarterly Report on Form 10-Q as “Insignia,” “we,” “us,” “our” and the “Company”) markets in-store advertising products, programs and services to consumer packaged goods manufacturers (customers) and retailers. The Company was incorporated in 1990. Since 1998, the Company has been focusing on providing in-store advertising services through the Insignia Point-Of-Purchase Services (POPS) in-store advertising program. Insignia POPS® includes the Insignia POPSign® program.

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

2014 Business Overview

Summary of Financial Results

For the quarter ended March 31, 2014, the Company generated revenues of $6,403,000, as compared with revenues of $7,396,000 for the quarter ended March 31, 2013. Net income for the quarter ended March 31, 2014 was $115,000, as compared to $420,000 for the quarter ended March 31, 2013.

At March 31, 2014, our cash and cash equivalents balance was $20,330,000, as compared to $21,763,000 at December 31, 2013. We have no debt and believe we have adequate liquidity to fund operations for at least the next twelve months.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

For the Three Months Ended March 31	2014	2013
Net sales	100.0%	100.0%
Cost of sales	58.1	52.2
Gross profit	41.9	47.8
Operating expenses:
Selling	21.1	18.9
Marketing	3.7	2.8
General and administrative	14.5	12.9
Total operating expenses	39.3	34.6
Operating income	2.6	13.2
Other income	0.1	0.1
Income before taxes	2.7	13.3
Income tax expense	0.9	7.6
Net income	1.8%	5.7%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net Sales. Net sales for the three months ended March 31, 2014 decreased 13.4% to $6,403,000 compared to $7,396,000 for the three months ended March 31, 2013.

Service revenues from our POPSign programs for the three months ended March 31, 2014 decreased 14.6% to $5,951,000 compared to $6,967,000 for the three months ended March 31, 2013. The decrease was primarily due to a decrease of 6.8% in the number of signs placed, which we believe was largely due to timing of spring holidays, as well a decrease of 8.4% in average price per sign, which was a result of program mix.

Product sales for the three months ended March 31, 2014 increased 5.4% to $452,000 compared to $429,000 for the three months ended March 31, 2013. The increase was primarily due to higher sales of laser sign card supplies.

Gross Profit. Gross profit for the three months ended March 31, 2014 decreased 24.1% to $2,683,000 compared to $3,536,000 for the three months ended March 31, 2013. Gross profit as a percentage of total net sales decreased to 41.9% for the three months ended March 31, 2014, compared to 47.8% for the three months ended March 31, 2013.

POPSign program: Gross profit from our POPSign program revenues for the three months ended March 31, 2014 decreased 25.3% to $2,536,000 compared to $3,396,000 for the three months ended March 31, 2013. The decrease was primarily due to an overall decrease in sales, as our gross profit percentage is highly dependent on sales volume, combined with a decrease in the average sign rate. Gross profit as a percentage of POPSign program revenues for the three months ended March 31, 2014 decreased to 42.6% compared to

48.7% for the three months ended March 31, 2013. The decrease was primarily due to the factors described above.

Product sales: Gross profit from our product sales for the three months ended March 31, 2014 increased 5.0% to $147,000 compared to $140,000 for the three months ended March 31, 2013. The increase was primarily due to increased sales. Gross profit as a percentage of product sales was 32.5% for the three months ended March 31, 2014 compared to 32.6% for the three months ended March 31, 2013. The decrease was primarily due to increased shipping costs.

Operating Expenses

Selling.  Selling expenses for the three months ended March 31, 2014 decreased 3.2% to $1,351,000 compared to $1,395,000 for the three months ended March 31, 2013. The decrease in the 2014 period was primarily due to lower commissions resulting from a decrease in sales.

Selling expenses as a percentage of total net sales increased to 21.1% for the three months ended March 31, 2014 compared to 18.9% for the three months ended March 31, 2013. The increase in selling expenses as a percentage of total net sales in the 2014 period was primarily due to fixed sales personnel costs combined with decreased sales.

Marketing.  Marketing expenses for the three months ended March 31, 2014 increased 12.4% to $235,000 compared to $209,000 for the three months ended March 31, 2013. Increased marketing expense was primarily the result of increased marketing initiatives.

Marketing expenses as a percentage of total net sales increased to 3.7% for the three months ended March 31, 2014 compared to 2.8% for the three months ended March 31, 2013. The increase in marketing expenses as a percentage of total net sales in the 2014 period was primarily due to an overall decrease in sales and increased marketing initiatives.

General and administrative.  General and administrative expenses for the three months ended March 31, 2014 decreased 2.7% to $930,000 compared to $956,000 for the three months ended March 31, 2013. The decrease in the 2014 period as compared to the 2013 period was primarily the result of decreased compensation-related expenses.

General and administrative expenses as a percentage of total net sales increased to 14.5% for the three months ended March 31, 2014 compared to 12.9% for the three months ended March 31, 2013. Increased expense as a percentage of total net sales in the 2014 period was primarily due to an overall decrease in sales.

Other Income.  Other income for the three months ended March 31, 2014 was $6,000 compared to $7,000 for the three months ended March 31, 2013. Other income is comprised of interest earned on cash and cash equivalents balances.

Income Taxes.  For the three months ended March 31, 2014, the Company recorded income tax expense of $58,000, or 33.5% of income before taxes, compared to $563,000, or 57.3% of income before taxes for the three months ended March 31, 2013. The decrease in the effective tax rate during the three months ended March 31, 2014 is primarily the result of the tax benefit of disqualifying dispositions of stock options, which decreased the effective tax rate for the three months ended March 31, 2014 by 7.2%. The income tax provision for the three months ended March 31, 2014 and 2013, is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2014 and 2013 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment.

Net Income.  For the reasons stated above, net income for the three months ended March 31, 2014 was $115,000 compared to $420,000 for the three months ended March 31, 2013.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales, sales of its services and products and legal settlement proceeds. At March 31, 2014, working capital was $22,391,000 compared to $22,203,000 at December 31, 2013. During the three months ended March 31, 2014, cash and cash equivalents decreased $1,433,000 from $21,763,000 at December 31, 2013, to $20,330,000 at March 31, 2014.

Operating Activities:  Net cash used in operating activities during the three months ended March 31, 2014, was $1,306,000. The net income of $115,000, plus non-cash adjustments of $302,000 and changes in operating assets and liabilities of $(1,723,000) resulted in the $1,306,000 of cash used in operating activities. The largest component of the change in operating assets and liabilities was accounts receivable, which increased as a result of the timing of collections on these accounts. The non-cash adjustments consisted of depreciation and amortization expense and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of POPSign revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities:  Net cash used in investing activities during the three months ended March 31, 2014 was $272,000, which was due to the acquisition of selling rights under the New Valassis Agreement and purchases of property and equipment. The Company paid an additional $62,000 to Valassis in April 2014 under the terms of the New Valassis Agreement. The Company expects a similar level of capital expenditures in the future periods in 2014.

Financing Activities:  Net cash provided by financing activities during the three months ended March 31, 2014 was $145,000 related to proceeds received from the issuance of common stock under our employee stock purchase plan and stock option exercises.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2013, included in our Form 10-K filed with the Securities and Exchange Commission on March 5, 2014. We believe our most critical accounting policies and estimates include the following:

•                  revenue recognition;

•                  allowance for doubtful accounts;

•                  impairment of long-lived assets;

•                  income taxes; and

•                  stock-based compensation.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts that are not statements of historical or current facts, are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for at least the next twelve months; (ii) that we are currently focused on maximizing opportunities available to us as a result of the termination of the New Valassis Agreement to minimize whatever financial impact may result from it, and potentially have a positive impact on the Company; (iii) that we expect fluctuations in accounts receivable and payable, accrued liabilities, and deferred revenue; and (iv) plans to repurchase Company stock. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this statement was made. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

The factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (i) the risk that management may be unable to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (ii) the risk that the Company will not be able to develop and implement new product offerings, including mobile,  digital or other new offerings, in a successful manner; (iii) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with retailers and consumer packaged goods manufacturers; (iv) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions, the effect of current sales trends on fiscal year 2014 results and the benefit of our relationships with News America and Valassis; (v) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a retailer, consumer packaged goods manufacturer, or News America; and (vi) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2013, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

PART II.      OTHER INFORMATION

Item 1.                     Legal Proceedings

None.

Item 1A.            Risk Factors

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. We believe there have been no material changes from the risk factors disclosed on Form 10-K.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                     Defaults upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

The following exhibits are included herewith:

Exhibit Number	Description

10.1	Retail Access and Distribution Agreement dated February 21, 2014*
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification
101.1

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

*	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2014	Insignia Systems, Inc.
(Registrant)

/s/ Glen P. Dall
Glen P. Dall
President and Chief Executive Officer
(principal executive officer)

/s/ John C. Gonsior
John C. Gonsior
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

+10.1	Retail Access and Distribution Agreement dated February 21, 2014*

+31.1	Certification of Principal Executive Officer.

+31.2	Certification of Principal Financial Officer.

++32	Section 1350 Certification.

++101.1

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

+	Filed herewith.
++	Furnished herewith.
*	Confidential treatment has been requested for portions of this exhibit.