Form 10-Q
period 2014-06-30
INSIGNIA SYSTEMS INC/MN
filed 2014-08-06
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                       to

Commission File Number:  1-13471

INSIGNIA SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8799 Brooklyn Blvd.

Minneapolis, MN 55445

(Address of principal executive offices; zip code)

(763) 392-6200

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of August 1, 2014 was 12,700,470.

Insignia Systems, Inc.

PART I.                        FINANCIAL INFORMATION

Item 1.                   Financial Statements

Insignia Systems, Inc.

CONDENSED BALANCE SHEETS

	June 30,
	2014	December 31,
	(Unaudited)	2013
ASSETS
Current Assets:
Cash and cash equivalents	$19,486,000	$21,763,000
Accounts receivable, net	5,895,000	4,287,000
Inventories	340,000	307,000
Deferred tax assets	171,000	171,000
Income tax receivable	49,000	11,000
Prepaid expenses and other	357,000	324,000
Total Current Assets	26,298,000	26,863,000

Other Assets:
Property and equipment, net	1,604,000	1,753,000
Other, net	3,271,000	2,956,000

Total Assets	$31,173,000	$31,572,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,857,000	$2,636,000
Accrued liabilities	1,348,000	1,741,000
Income tax payable	—	22,000
Deferred revenue	931,000	261,000
Total Current Liabilities	4,136,000	4,660,000

Long-Term Liabilities:
Deferred tax liabilities	284,000	284,000
Accrued income taxes	458,000	458,000
Total Long-Term Liabilities	742,000	742,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000 Issued and outstanding shares - 12,781,000 at June 30, 2014 and 12,782,000 at December 31, 2013	128,000	128,000
Additional paid-in capital	20,922,000	20,982,000
Retained earnings	5,245,000	5,060,000
Total Shareholders’ Equity	26,295,000	26,170,000

Total Liabilities and Shareholders’ Equity	$31,173,000	$31,572,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Services revenues	$5,847,000	$5,748,000	$11,798,000	$12,715,000
Products revenues	497,000	385,000	949,000	814,000
Total Net Sales	6,344,000	6,133,000	12,747,000	13,529,000

Cost of services	3,139,000	3,317,000	6,554,000	6,888,000
Cost of goods sold	302,000	275,000	607,000	564,000
Total Cost of Sales	3,441,000	3,592,000	7,161,000	7,452,000
Gross Profit	2,903,000	2,541,000	5,586,000	6,077,000

Operating Expenses:
Selling	1,376,000	1,157,000	2,727,000	2,552,000
Marketing	327,000	220,000	562,000	429,000
General and administrative	1,088,000	995,000	2,018,000	1,951,000
Total Operating Expenses	2,791,000	2,372,000	5,307,000	4,932,000
Operating Income	112,000	169,000	279,000	1,145,000

Other income	6,000	7,000	12,000	14,000
Income Before Taxes	118,000	176,000	291,000	1,159,000

Income tax expense	48,000	12,000	106,000	575,000
Net Income	$70,000	$164,000	$185,000	$584,000

Net income per share:
Basic	$0.01	$0.01	$0.01	$0.04
Diluted	$0.01	$0.01	$0.01	$0.04

Shares used in calculation of net income per share:
Basic	12,854,000	13,660,000	12,854,000	13,657,000
Diluted	13,093,000	13,687,000	13,092,000	13,686,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30	2014	2013
Operating Activities:
Net income	$185,000	$584,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	539,000	548,000
Stock-based compensation	217,000	216,000
Gain on sale of property and equipment	(14,000)	(12,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,608,000)	(357,000)
Inventories	(33,000)	(55,000)
Income tax receivable	(38,000)	765,000
Prepaid expenses and other	(33,000)	166,000
Accounts payable	(779,000)	780,000
Accrued liabilities	(393,000)	(582,000)
Income tax payable	(22,000)	434,000
Deferred revenue	670,000	216,000
Net cash provided by (used in) operating activities	(1,309,000)	2,703,000

Investing Activities:
Purchases of property and equipment	(163,000)	(138,000)
Acquisition of selling rights and other	(542,000)	—
Proceeds received from sale of property and equipment	14,000	15,000
Net cash used in investing activities	(691,000)	(123,000)

Financing Activities:
Proceeds from issuance of common stock, net	178,000	79,000
Repurchase of common stock, net	(455,000)	—
Net cash provided by (used in) financing activities	(277,000)	79,000

Increase (decrease) in cash and cash equivalents	(2,277,000)	2,659,000

Cash and cash equivalents at beginning of period	21,763,000	20,271,000
Cash and cash equivalents at end of period	$19,486,000	$22,930,000

Supplemental disclosures for cash flow information:
Cash paid during the period for income taxes	$247,000	$177,000

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

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2014, its results of operations for the three and six months ended June 30, 2014 and 2013, and its cash flows for the six months ended June 30, 2014 and 2013. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2013 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse Retail systems, sign cards, and rollstock.  Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	June 30,	December 31,
	2014	2013
Raw materials	$69,000	$71,000
Work-in-process	11,000	12,000
Finished goods	260,000	224,000
	$340,000	$307,000

Property and Equipment. Property and equipment consists of the following:

	June 30,	December 31,
	2014	2013
Property and Equipment:
Production tooling, machinery and equipment	$3,847,000	$3,826,000
Office furniture and fixtures	260,000	260,000
Computer equipment and software	916,000	896,000
Web site	65,000	65,000
Leasehold improvements	616,000	616,000
Construction in-progress	82,000	34,000
	5,786,000	5,697,000
Accumulated depreciation and amortization	(4,182,000)	(3,944,000)
Net Property and Equipment	$1,604,000	$1,753,000

Depreciation expense was approximately $157,000 and $312,000 in the three and six months ended June 30, 2014, respectively, and $174,000 and $348,000 in the three and six months ended June 30, 2013, respectively.

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based awards at fair value using the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The Company recognizes stock-based compensation expense on a straight-line method over the requisite service period of the award.

There were 366,000 stock option awards, with a weighted average exercise price of $3.02, granted during the six months ended June 30, 2014, and the Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 3.7 years, expected volatility of 50%, dividend yield of 0% and risk-free interest rate of 1.04%.

The Company estimated the fair value of stock-based rights granted during the six months ended June 30, 2014, under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 years, expected volatility of 50%, dividend yield of 0% and risk-free interest rate of 0.13%.

There were 25,000 restricted stock units granted during the six months ended June 30, 2014.  The shares were granted at $3.03 per share, based on the stock price on the date of the grant and vest over three years. Stock-based compensation expense for the restricted stock units during the three and six months ended June 30, 2014 was $5,000, which is included in stock-based compensation expense.

In May 2014, equity grants were made by the Company to the Board of Directors, pursuant to the 2013 Omnibus Stock and Incentive Plan, as amended, in the form of fully vested shares of common stock. The total number of shares granted to the Board of Directors was 29,701. The shares were issued at $3.03 per share, based on the stock price on the date of grant, for a total value of $90,000, which is included in stock-based compensation expense.

Total stock-based compensation expense recorded for the three and six months ended June 30, 2014 was $181,000 and $217,000, respectively, and for the three and six months ended June 30, 2013 was $139,000 and $216,000, respectively.

Total options exercised in the three and six months ended June 30, 2014 were for approximately 15,000 shares and 69,000 shares, for which the Company received proceeds of $29,000 and $100,000, respectively. During the three and six months ended June 30, 2013, there were approximately 7,000 and 13,000 stock options exercised, for which the Company received proceeds of $0 and $13,000, respectively. Stock option exercises in the three months ended June 30, 2013 were done on a cashless basis.

Net Income per Share. Basic net income per share is computed by dividing net income by the weighted average shares outstanding and excludes any potential dilutive effects of stock options. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period.

Options to purchase approximately 579,000 and 519,000 shares of common stock with a weighted average exercise price of $4.28 and $4.32, respectively, were outstanding at June 30, 2014 and were not included in the computation of common stock equivalents for the three and six months ended June 30, 2014 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options to purchase approximately 1,155,000 and 1,239,000 shares of common stock with a weighted average exercise price of $3.19 and $3.33, respectively, were outstanding at June 30, 2013 and were not included in the computation of common stock equivalents for the three and six months ended June 30, 2013 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Denominator for basic net income per share - weighted average shares	12,854,000	13,660,000	12,854,000	13,657,000
Effect of dilutive securities:
Stock options and restricted stock units	239,000	27,000	238,000	29,000
Denominator for diluted net income per share - weighted average shares	13,093,000	13,687,000	13,092,000	13,686,000

2.              Selling Arrangement.  In February 2011, the Company paid News America Marketing In-Store, LLC (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 and $200,000 in both the three and six months ended June 30, 2014 and 2013, respectively, and is expected to be $400,000 per year over the next five years, is recorded within cost of services in the Company’s statements of operations. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s condensed balance sheets.

3.              Retail Access and Distribution Agreement.  On February 21, 2014, the Company and Valassis Sales and Marketing Services, Inc. (“Valassis”) signed the Retail Access and Distribution Agreement (the “New Valassis Agreement”) that replaced all prior agreements. As a result of this new agreement, Valassis is no longer a reseller of the Company’s POPSign and the Company regained access to all consumer packaged goods manufacturers for the sale of POPSigns. On March 24, 2014, the Company received notice of termination from Valassis of the New Valassis Agreement. The termination of all material portions of this agreement will be effective on August 11, 2014. Additionally, as a result of the termination of this agreement, the amount owed to Valassis by the Company was reduced from $500,000 to $250,000, which is being amortized over the original term of the New Valassis Agreement, which is approximately four years.

4.              Income Taxes.  For the three and six months ended June 30, 2014, the Company recorded income tax expense of $48,000 and $106,000, or 40.7%  and 36.4% of income before taxes, respectively. For the three and six months ended June 30, 2013, the Company recorded income tax expense of $12,000 and $575,000, or 6.8% and 49.6% of income before taxes, respectively. The decrease in the effective tax rate during the six months ended June 30, 2014 is primarily the result of the tax benefit of disqualifying dispositions of stock options, which decreased the effective tax rate for the six months ended June 30, 2014 by 6.3%. The income tax provision for the three and six months ended June 30, 2014 and 2013 is comprised of federal and state taxes. The primary differences between the Company’s June 30, 2014 and 2013 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment.

As of June 30, 2014 and December 31, 2013, the Company has unrecognized tax benefits totaling $458,000, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $458,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2014.

5.              Concentrations.  During the six months ended June 30, 2014, two customers accounted for 33% and 11% of the Company’s total net sales. During the six months ended June 30, 2013, two customers accounted for 26% and 11% of the Company’s total net sales. At June 30, 2014, one customer accounted for 44% of the Company’s total accounts receivable. At December 31, 2013, two customers accounted for 47% and 14% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

6.              Shareholders’ Equity. On December 3, 2013, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before December 3, 2015. The plan allows the repurchases to be made in open market or privately negotiated transactions. For the three and six months ended June 30, 2014, the Company repurchased approximately 147,000 shares at a total cost of $455,000.

7.              Recently Issued Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on the financial statements.

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

Insignia’s POPSign is a national, account-specific, in-store, shelf-edge advertising program that we believe delivers significant sales increases. Funded by consumer packaged goods manufacturers, the program allows manufacturers to deliver vital product information to consumers at the point-of-purchase. The brand information is combined with each retailer’s store-specific prices and is displayed on the retailer’s unique sign format. We believe that combining manufacturer and retailer information provides consumers the information they want and need to make purchasing decisions, while building store and brand equity.

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

The Company’s internet address is www.insigniasystems.com. The Company has made all of the reports it files with the SEC available free of charge on its web site. The Company’s web site is not incorporated by reference into this Report on Form 10-Q. Copies of reports can also be obtained free of charge by requesting them from Insignia Systems, Inc., Attention: CFO, 8799 Brooklyn Boulevard, Minneapolis, Minnesota 55445; telephone 763-392-6200.

Business Overview

Summary of Financial Results

For the quarter ended June 30, 2014, the Company generated total net sales of $6,344,000, as compared with total net sales of $6,133,000 for the quarter ended June 30, 2013. For the six months ended June 30, 2014, we generated total net sales of $12,747,000, as compared with total net sales of $13,529,000 in the six months ended June 30, 2013. Net income for the quarter ended June 30, 2014 was $70,000, as compared to $164,000 for the quarter ended June 30, 2013. The net income for the six months ended June 30, 2014 was $185,000, compared to $584,000 for the six months ended June 30, 2013.

At June 30, 2014, our cash and cash equivalents balance was $19,486,000, as compared to $21,763,000 at December 31, 2013. We have no debt and believe we have adequate liquidity to fund operations for at least the next twelve months.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.3	58.6	56.2	55.1
Gross profit	45.7	41.4	43.8	44.9
Operating expenses:
Selling	21.7	18.8	21.4	18.8
Marketing	5.2	3.6	4.4	3.2
General and administrative	17.1	16.2	15.8	14.4
Total operating expenses	44.0	38.6	41.6	36.4
Operating income	1.7	2.8	2.2	8.5
Other income	0.1	0.1	0.1	0.1
Income before taxes	1.8	2.9	2.3	8.6
Income tax expense	0.7	0.2	0.8	4.3
Net income	1.1%	2.7%	1.5%	4.3%

Three Months and Six Months Ended June 30, 2014 Compared to Three Months and Six Months Ended June 30, 2013

Total Net Sales. Total net sales for the three months ended June 30, 2014 increased 3.4% to $6,344,000 compared to $6,133,000 for the three months ended June 30, 2013. Total net sales for the six months ended June 30, 2014 decreased 5.8% to $12,747,000 compared to $13,529,000 for the six months ended June 30, 2013.

Services revenues from our POPSign programs for the three months ended June 30, 2014 increased 1.7% to $5,847,000 compared to $5,748,000 for the three months ended June 30, 2013. The increase was primarily due to an increase of 3% in average price per sign, which was a result of program and customer mix, partially offset by a 2% decrease in the number of signs placed, which we believe was due to the timing and composition of our programs. Services revenues from our POPSign programs for the six months ended June 30, 2014 decreased 7.2% to $11,798,000 compared to $12,715,000 for the six months ended June 30, 2013. The decrease was primarily due to a decrease of 8% in the number of signs placed, which we believe was due to the timing and composition of our programs.

Product revenues for the three months ended June 30, 2014 increased 29.1% to $497,000 compared to $385,000 for the three months ended June 30, 2013. Product revenues for the six months ended June 30, 2014 increased 16.6% to $949,000 compared to $814,000 for the six months ended June 30, 2013. The increase was primarily due to higher sales of laser sign card supplies.

Gross Profit. Gross profit for the three months ended June 30, 2014 increased 14.2% to $2,903,000 compared to $2,541,000 for the three months ended June 30, 2013. Gross profit for the six months ended June 30, 2014 decreased 8.1% to $5,586,000 compared to $6,077,000 for the six months ended June 30, 2013. Gross profit as a percentage of total net sales increased to 45.7% for the three months ended June 30, 2014, compared to 41.4% for the three months ended June 30, 2013. Gross profit as a percentage of total net sales decreased to 43.8% for the six months ended June 30, 2014, compared to 44.9% for the six months ended June 30, 2013.

POPSign program: Gross profit from our POPSign program revenues for the three months ended June 30, 2014 increased 11.4% to $2,708,000 compared to $2,431,000 for the three months ended June 30, 2013.  The increase was primarily due to decreased retailer costs. Gross profit from our POPSign program revenues for the six months ended June 30, 2014 decreased 10.0% to $5,244,000 compared to $5,827,000 for the six months ended June 30, 2013. The decrease was primarily due to an overall decrease in sales, as our gross profit percentage is highly dependent on sales volume, partially offset by decreased retailer costs.

Gross profit as a percentage of POPSign program revenues for the three months ended June 30, 2014 increased to 46.3% compared to 42.3% for the three months ended June 30, 2013. The increase was primarily due to the factors described above. Gross profit as a percentage of POPS program revenues for the six months ended June 30, 2014 decreased to 44.4% compared to 45.8% for the six months ended June 30, 2013. The decrease was primarily due to the factors described above.

Product sales: Gross profit from our product sales for the three months ended June 30, 2014 increased 77.3% to $195,000 compared to $110,000 for the three months ended June 30, 2013. The increase was primarily due to increased sales and decreased labor costs. Gross profit from our product sales for the six months ended June 30, 2014 increased 36.8% to $342,000 compared to $250,000 for the six months ended June 30, 2013. The increase was primarily due to the factors described above.

Gross profit as a percentage of product sales was 39.2% for the three months ended June 30, 2014 compared to 28.6% for the three months ended June 30, 2013. Gross profit as a percentage of product sales was 36.0% for the six months ended June 30, 2014 compared to 30.7% for the six months ended June 30, 2013. The increase was primarily due to the factors described above.

Operating Expenses

Selling.  Selling expenses for the three months ended June 30, 2014 increased 18.9% to $1,376,000 compared to $1,157,000 for the three months ended June 30, 2013. The increase was primarily due to increased staffing and staffing-related expenses. Selling expenses for the six months ended June 30, 2014 increased 6.9% to $2,727,000 compared to $2,552,000 for the six months ended June 30, 2013. The increase was primarily due to the factors described above.

Selling expenses as a percentage of total net sales increased to 21.7% for the three months ended June 30, 2014 compared to 18.8% for the three months ended June 30, 2013. The increase was primarily due to increased staffing and staffing-related expenses. Selling expenses as a percentage of total net sales increased to 21.4% for the six months ended June 30, 2014 compared to 18.8% for the six months ended June 30, 2013. The increases in selling expenses as a percentage of total net sales in the 2014 period was primarily due to increased staffing expenses combined with decreased sales.

Marketing.  Marketing expenses for the three months ended June 30, 2014 increased 48.6% to $327,000 compared to $220,000 for the three months ended June 30, 2013. Increased marketing expense was primarily the result of increased staffing, corporate growth spend and other marketing initiatives. Marketing expenses for the six months ended June 30, 2014 increased 31.0% to $562,000 compared to $429,000 for the six months ended June 30, 2013. The increase was primarily due to the factors described above.

Marketing expenses as a percentage of total net sales increased to 5.2% for the three months ended June 30, 2014 compared to 3.6% for the three months ended June 30, 2013. The increase was primarily due to the factors described above. Marketing expenses as a percentage of total net sales increased to 4.4% for the six months ended June 30, 2014 compared to 3.2% for the six months ended June 30, 2013. The increases in selling expenses as a percentage of total net sales in the 2014 period was primarily due to the factors described above, combined with decreased sales.

General and administrative.  General and administrative expenses for the three months ended June 30, 2014 increased 9.3% to $1,088,000 compared to $995,000 for the three months ended June 30, 2013. The increase was primarily due to the timing of stock-based compensation expense. General and administrative expenses for the six months ended June 30, 2014 increased 3.4% to $2,018,000 compared to $1,951,000 for the six months ended June 30, 2013. The increase was primarily due to the factors described above.

General and administrative expenses as a percentage of total net sales increased to 17.1% for the three months ended June 30, 2014 compared to 16.2% for the three months ended June 30, 2013. The increase was primarily due to the timing of stock-based compensation expense. General and administrative expenses as a percentage of total net sales increased to 15.8% for the six months ended June 30, 2014 compared to 14.4% for the six months ended June 30, 2013. Increased expense as a percentage of total net sales in the 2014 period was primarily due to the timing of stock-based compensation expense, combined with decreased sales.

Other Income.  Other income for the three months ended June 30, 2014 was $6,000 compared to $7,000 for the three months ended June 30, 2013. Other income for the six months ended June 30, 2014 was $12,000 compared to $14,000 for the six months ended June 30, 2013. Other income is comprised of interest earned on cash and cash equivalents balances.

Income Taxes.  For the three and six months ended June 30, 2014, the Company recorded income tax expense of $48,000 and $106,000, or 40.7%  and 36.4% of income before taxes, respectively. For the three and six months ended June 30, 2013, the Company recorded income tax expense of $12,000 and $575,000, or 6.8% and 49.6% of income before taxes, respectively. The decrease in the effective tax rate during the six months ended June 30, 2014 is primarily the result of the tax benefit of disqualifying dispositions of stock options. The income tax provision for the three and six months ended June 30, 2014 and 2013 is comprised of federal and state taxes. The primary differences between the Company’s June 30, 2014 and 2013 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment.

Net Income.  For the reasons stated above, net income for the three months ended June 30, 2014 was $70,000 compared to $164,000 for the three months ended June 30, 2013. For the reasons stated above, net income for the six months ended June 30, 2014 was $185,000 compared to $584,000 for the six months ended June 30, 2013.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales, sales of its services and products and legal settlement proceeds. At June 30, 2014, working capital was $22,162,000 compared to $22,203,000 at December 31, 2013. During the six months ended June 30, 2014, cash and cash equivalents decreased $2,277,000 from $21,763,000 at December 31, 2013, to $19,486,000 at June 30, 2014.

Operating Activities:  Net cash used in operating activities during the six months ended June 30, 2014, was $1,309,000. Net income of $185,000, plus non-cash adjustments of $742,000 and less changes in operating assets and liabilities of $2,236,000 resulted in the $1,309,000 of cash used in operating activities. The largest component of the change in operating assets and liabilities was accounts receivable, which increased as a result of the timing of collections on these accounts. The non-cash adjustments consisted of depreciation and amortization expense, stock-based compensation expense, and gain of property and equipment. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities:  Net cash used in investing activities during the six months ended June 30, 2014 was $691,000. This was primarily related to the acquisition of selling rights under the New Valassis Agreement, acquisition of other business arrangements, purchases of property and equipment, and proceeds from the sale of property and equipment. The Company expects a similar level of capital expenditures in the future periods in 2014.

Financing Activities:  Net cash used in financing activities during the six months ended June 30, 2014 was $277,000, which related to proceeds received from the issuance of common stock under our employee stock purchase plan and stock option exercises, offset by the repurchase of common stock under the December 3, 2013 share repurchase plan.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2013, included in our Form 10-K filed with the Securities and Exchange Commission on March 5, 2014. We believe our most critical accounting policies and estimates, which are described in more detail in such Note to the annual financial statements, include the following:

•                  revenue recognition;

•                  allowance for doubtful accounts;

•                  impairment of long-lived assets;

•                  income taxes; and

•                  stock-based compensation.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts that are not statements of historical or current facts, are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. These statements are often identified by the words “believes,” “expects,” “anticipates,” “seeks,” “will,” “estimate,” “may,” “would,” “could,” “trend,” and similar expressions identifying forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for at least the next twelve months; (ii) that we are currently focused on maximizing opportunities available to us as a result of the termination of the New Valassis Agreement to minimize whatever financial impact may result from it, and potentially have a positive impact on the Company; (iii) that we expect fluctuations in accounts receivable and payable, accrued liabilities, and deferred revenue; and (iv) plans to repurchase Company stock. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the statement was made. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

The factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (i) the risk that management may be unable to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (ii) the risk that the Company will not be able to develop and implement new product offerings, including mobile, digital or other new offerings, in a successful manner; (iii) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with retailers and consumer packaged goods manufacturers; (iv) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions, the effect of current sales trends on fiscal year 2014 results and the benefit of our relationship with News America; (v) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a retailer, consumer packaged goods manufacturer, or News America; and (vi) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally. Our risks and uncertainties also include, but are not limited to, the risks presented in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                          OTHER INFORMATION

Item 1.                     Legal Proceedings

None.

Item 1A.            Risk Factors

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. We believe there have been no material changes from the risk factors disclosed on such Form 10-K.

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

Our share repurchase program activity for the three months ended June 30, 2014, under the plan was:

			Total Number of	Approximate Dollar
			Shares Purchased As	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under The Plans
	Repurchased	Per Share	or Programs	or Programs

April 1-30, 2014	—	—	—	—
May 1-31, 2014	84,640	$2.98	84,640	$4,745,000
June 1-30, 2014	62,380	$3.16	147,020	$4,545,000

Item 3.                     Defaults upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-13471.

Exhibit Number	Description

10.1	Employment Agreement with Tim Halfmann dated April 28, 2014

10.2	Change In Control Severance Agreement with Tim Halfmann dated April 28, 2014

10.3

Form of Restricted Stock Unit Agreement for Employees under Insignia Systems, Inc. 2013 Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 21, 2014)

10.4	2013 Omnibus Stock and Incentive Plan, as amended

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification

101

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2014	Insignia Systems, Inc.
(Registrant)

/s/ Glen P. Dall
Glen P. Dall
President and Chief Executive Officer
(principal executive officer)

/s/ John C. Gonsior
John C. Gonsior
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference

10.1	Employment Agreement with Tim Halfmann dated April 28, 2014	Filed Electronically

10.2	Change In Control Severance Agreement with Tim Halfmann dated April 28, 2014	Filed Electronically

10.3

Form of Restricted Stock Unit Agreement for Employees under Insignia Systems, Inc. 2013 Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 21, 2014)

Incorporated by Reference

10.4	2013 Omnibus Stock and Incentive Plan, as amended	Filed Electronically

31.1	Certification of Principal Executive Officer	Filed Electronically

31.2	Certification of Principal Financial Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

Filed Electronically