Form 10-Q
period 2014-09-30
INSIGNIA SYSTEMS INC/MN
filed 2014-11-05
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2014

or

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

Number of shares outstanding of Common Stock, $.01 par value, as of October 29, 2014 was 12,295,000.

Insignia Systems, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.         Financial Statements

Insignia Systems, Inc.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,180,000	$21,763,000
Accounts receivable, net	7,632,000	4,287,000
Available for sale investments	9,296,000	—
Inventories	396,000	307,000
Deferred tax assets	171,000	171,000
Income tax receivable	12,000	11,000
Prepaid expenses and other	817,000	324,000
Total Current Assets	26,504,000	26,863,000

Other Assets:
Property and equipment, net	1,601,000	1,753,000
Other, net	3,178,000	2,956,000

Total Assets	$31,283,000	$31,572,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,722,000	$2,636,000
Accrued liabilities	1,471,000	1,741,000
Income tax payable	247,000	22,000
Deferred revenue	702,000	261,000
Total Current Liabilities	5,142,000	4,660,000

Long-Term Liabilities:
Deferred tax liabilities	284,000	284,000
Accrued income taxes	458,000	458,000
Total Long-Term Liabilities	742,000	742,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000, issued and outstanding shares - 12,346,000 at September 30, 2014 and 12,782,000 at December 31, 2013	123,000	128,000
Additional paid-in capital	19,611,000	20,982,000
Retained earnings	5,669,000	5,060,000
Accumulated other comprehensive loss	(4,000)	—
Total Shareholders’ Equity	25,399,000	26,170,000

Total Liabilities and Shareholders’ Equity	$31,283,000	$31,572,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Services revenues	$7,104,000	$6,927,000	$18,902,000	$19,642,000
Products revenues	416,000	393,000	1,365,000	1,207,000
Total Net Sales	7,520,000	7,320,000	20,267,000	20,849,000

Cost of services	3,494,000	3,716,000	10,048,000	10,604,000
Cost of goods sold	317,000	284,000	924,000	848,000
Total Cost of Sales	3,811,000	4,000,000	10,972,000	11,452,000
Gross Profit	3,709,000	3,320,000	9,295,000	9,397,000

Operating expenses:
Selling	1,433,000	1,586,000	4,160,000	4,138,000
Marketing	416,000	220,000	978,000	649,000
General and administrative	1,022,000	970,000	3,040,000	2,921,000
Total Operating Expenses	2,871,000	2,776,000	8,178,000	7,708,000
Operating Income	838,000	544,000	1,117,000	1,689,000

Other income	13,000	6,000	25,000	20,000
Income Before Taxes	851,000	550,000	1,142,000	1,709,000

Income tax expense	427,000	196,000	533,000	771,000
Net Income	424,000	354,000	609,000	938,000

Other comprehensive income, net of tax:
Unrealized loss on available for sale securities	(4,000)	—	(4,000)	—
Comprehensive Income	$420,000	$354,000	$605,000	$938,000

Net income per share:
Basic	$0.03	$0.03	$0.05	$0.07
Diluted	$0.03	$0.03	$0.05	$0.07

Shares used in calculation of net income per share:
Basic	12,593,000	13,230,000	12,767,000	13,515,000
Diluted	12,824,000	13,370,000	13,003,000	13,581,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2014	2013
Operating Activities:
Net income	$609,000	$938,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	824,000	806,000
Change in allownace for doubtful accounts	34,000	105,000
Deferred income tax expense	—	3,000
Stock-based compensation	300,000	324,000
Gain on sale of property and equipment	(14,000)	(12,000)
Changes in operating assets and liabilities:
Accounts receivable	(3,379,000)	(1,309,000)
Inventories	(89,000)	(33,000)
Income tax receivable	(1,000)	775,000
Prepaid expenses and other	(526,000)	144,000
Accounts payable	86,000	729,000
Accrued liabilities	(270,000)	(220,000)
Excess tax benefit from stock options	(11,000)	—
Income tax payable	236,000	252,000
Deferred revenue	441,000	421,000
Net cash provided by (used in) operating activities	(1,760,000)	2,923,000

Investing Activities:
Purchases of property and equipment	(319,000)	(231,000)
Acquisition of selling rights and other	(542,000)	—
Purchases of investments	(10,255,000)	—
Proceeds from sale of investments	955,000	—
Proceeds received from sale of property and equipment	14,000	15,000
Net cash used in investing activities	(10,147,000)	(216,000)

Financing Activities:
Proceeds from issuance of common stock, net	199,000	85,000
Excess tax benefit from stock options	11,000	—
Repurchase of common stock, net	(1,886,000)	(2,328,000)
Net cash used in financing activities	(1,676,000)	(2,243,000)

Increase (decrease) in cash and cash equivalents	(13,583,000)	464,000

Cash and cash equivalents at beginning of period	21,763,000	20,271,000
Cash and cash equivalents at end of period	$8,180,000	$20,735,000

Supplemental disclosures for cash flow information:
Cash paid during the year for income taxes	$377,000	$557,000

Non-cash financing activities:
Cashless exercise of options	$—	$4,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.              Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to consumer packaged goods manufacturers and retailers. The Company’s products include the Insignia Point-of-Purchase Services (POPS) in-store advertising program, thermal sign card supplies for the Company’s Impulse Retail systems, laser printable cardstock and label supplies. Additionally, in October 2014, the Company announced the introduction of a new product, The Like MachineTM, which is an in-store consumer approval device. The Company obtained a licensing agreement to sell this product and it is expected to be fully rolled out during 2015.

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2014, its results of operations for the three and nine months ended September 30, 2014 and 2013, and its cash flows for the nine months ended September 30, 2014 and 2013. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2013 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse Retail systems, sign cards, and rollstock.  Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	September 30,	December 31,
	2014	2013
Raw materials	$94,000	$71,000
Work-in-process	15,000	12,000
Finished goods	287,000	224,000
	$396,000	$307,000

Property and Equipment. Property and equipment consists of the following:

	September 30,	December 31,
	2014	2013
Property and Equipment:
Production tooling, machinery and equipment	$3,848,000	$3,826,000
Office furniture and fixtures	260,000	260,000
Computer equipment and software	1,075,000	896,000
Web site	65,000	65,000
Leasehold improvements	616,000	616,000
Construction in-progress	60,000	34,000
	5,924,000	5,697,000
Accumulated depreciation and amortization	(4,323,000)	(3,944,000)
Net Property and Equipment	$1,601,000	$1,753,000

Depreciation expense was approximately $159,000 and $471,000 in the three and nine months ended September 30, 2014, respectively, and $158,000 and $506,000 in the three and nine months ended September 30, 2013, respectively.

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based awards at fair value using the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The Company recognizes stock-based compensation expense on a straight-line method over the requisite service period of the award.

There were 406,000 stock option awards, with a weighted average exercise price of $3.02, granted during the nine months ended September 30, 2014, and the Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 3.7 years, expected volatility of 50%, dividend yield of 0% and risk-free interest rate of 1.1%.

The Company estimated the fair value of stock-based rights granted during the nine months ended September 30, 2014, under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 years, expected volatility of 50%, dividend yield of 0% and risk-free interest rate of 0.13%.

There were 25,000 restricted stock units granted during the nine months ended September 30, 2014.  The shares were granted at $3.03 per share, based on the stock price on the date of the grant and vest over three years. Stock-based compensation expense for the restricted stock units during the three and nine months ended September 30, 2014 was $11,000 and $15,000, respectively, which is included in stock-based compensation expense.

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

Total stock-based compensation expense recorded for the three and nine months ended September 30, 2014 was $83,000 and $300,000, respectively, and for the three and nine months ended September 30, 2013 was $108,000 and $324,000, respectively.

Total options exercised in the three and nine months ended September 30, 2014 were for approximately 26,000 shares and 95,000 shares, for which the Company received proceeds of $24,000 and $125,000, respectively. During the three and nine months ended September 30, 2013, there were approximately 24,000 and 37,000 stock options exercised, for which the Company received proceeds of $10,000 and $23,000, respectively. A portion of the stock option exercises in the three and nine months ended September 30, 2014 and 2013 were done on a cashless basis.

Net Income per Share. Basic net income per share is computed by dividing net income by the weighted average shares outstanding and excludes any potential dilutive effects of stock options. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period.

Options to purchase approximately 695,000 and 578,000 shares of common stock with a weighted average exercise price of $4.20 and $4.27, respectively, were outstanding at September 30, 2014 and were not included in the computation of common stock equivalents for the three and nine months ended September 30, 2014 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options to purchase approximately 538,000 and 1,005,000 shares of common stock with a weighted average exercise price of $4.20 and $3.48, respectively, were outstanding at September 30, 2013 and were not included in the computation of common stock equivalents for the three and nine months ended September 30, 2013 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Denominator for basic net income per share - weighted average shares	12,593,000	13,230,000	12,767,000	13,515,000

Effect of dilutive securities:
Stock options and restricted stock units	231,000	140,000	236,000	66,000

Denominator for diluted net income per share - weighted average shares	12,824,000	13,370,000	13,003,000	13,581,000

2.              Investments. During the three months ended September 30, 2014, the Company began an investment strategy intended to increase the yield on our available cash balances. The Company has classified all investments as a current asset, as they are available for current operations. These investments are in debt securities, with an average maturity of approximately one year, and are classified as available for sale.

3.              Line of Credit.  During the three months ended September 30, 2014, the Company opened a line of credit, which is collateralized by our investment balances. The total availability under the line of credit is $7,500,000 and bears interest at LIBOR plus 2% (effective rate of 2.16% as of September 30, 2014). There were no amounts outstanding on this line of credit at any point the three months ended September 30, 2014.

4.             Selling Arrangement.  In February 2011, the Company paid News America Marketing In-Store, LLC (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 and $300,000 in both the three and nine months ended September 30, 2014 and 2013, respectively, and is expected to be $400,000 per year over the next five years, is recorded within cost of services in the Company’s statements of operations and comprehensive income. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s condensed balance sheets.

5.              Retail Access and Distribution Agreement.  On February 21, 2014, the Company and Valassis Sales and Marketing Services, Inc. (“Valassis”) signed the Retail Access and Distribution Agreement (the “New Valassis Agreement”) that replaced all prior agreements. As a result of this new agreement, Valassis is no longer a reseller of the Company’s POPSign and the Company regained access to all consumer packaged goods manufacturers for the sale of POPSigns. On March 24, 2014, the Company received notice of termination from Valassis of the New Valassis Agreement. The termination of all material portions of this agreement was effective on August 11, 2014. Additionally, as a result of the termination of this agreement, the amount owed to Valassis by the Company was reduced from $500,000 to $250,000, which is being amortized over the original term of the New Valassis Agreement, which is approximately four years.

6.              Income Taxes.  For the three and nine months ended September 30, 2014, the Company recorded income tax expense of $427,000 and $533,000, or 50.2%  and 46.7% of income before taxes, respectively. For the three and nine months ended September 30, 2013, the Company recorded income tax expense of $196,000 and $771,000, or 35.6% and 45.1% of income before taxes, respectively. The income tax provision for the three and nine months ended September 30, 2014 and 2013 is comprised of federal and state taxes. The primary differences between the Company’s September 30, 2014 and 2013 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income. The result of that reassessment as of September 30, 2014 caused the Company’s effective tax rate for the three months ended September 30, 2014 to be higher than the effective tax rate for the nine months ended September 30, 2013.

As of September 30, 2014 and December 31, 2013, the Company has unrecognized tax benefits totaling $458,000, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $458,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2014.

7.              Concentrations.  During the nine months ended September 30, 2014, two customers accounted for 30% and 12% of the Company’s total net sales. During the nine months ended September 30, 2013, two customers accounted for 27% and 11% of the Company’s total net sales. At September 30, 2014, two customers accounted for 37% and 12% of the Company’s total accounts receivable. At December 31, 2013, two customers accounted for 47% and 14% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

8.              Shareholders’ Equity. On December 3, 2013, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before December 3, 2015. The plan allows the repurchases to be made in open market or privately negotiated transactions. For the three and nine months ended September 30, 2014, the Company repurchased approximately 455,000 and 602,000 share at a total cost of $1,431,000 and $1,886,000, respectively.

9.              Recently Issued Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on the financial statements.

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

Additionally, in October 2014, the Company announced the introduction of a new product, The Like MachineTM, which is an in-store consumer approval device. The Company expects to roll out this product fully during 2015. The Company licenses this product from TLM Holdings, LLC, a company in which Insignia’s Chief Sales and Marketing Officer, Tim Halfmann, serves as a non-operating principal.

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

Business Overview

Summary of Financial Results

For the quarter ended September 30, 2014, the Company generated total net sales of $7,520,000, as compared with total net sales of $7,320,000 for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, we generated total net sales of $20,267,000, as compared with total net sales of $20,849,000 in the nine months ended September 30, 2013. Net income for the quarter ended September 30, 2014 was $424,000, as compared to $354,000 for the quarter ended September 30, 2013. The net income for the nine months ended September 30, 2014 was $609,000, compared to $938,000 for the nine months ended September 30, 2013.

At September 30, 2014, our cash, cash equivalents and available for sale investments balance was $17,476,000, as compared to $21,763,000 at December 31, 2013. This decrease in cash and cash equivalents was due primarily to the repurchase of approximately $1.9 million of common stock, as well as an increase in accounts receivable of approximately $3.4 million. We have no debt and believe we have adequate liquidity to fund operations for at least the next twelve months.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations and Comprehensive Income as a percentage of total net sales.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.7	54.7	54.1	55.0
Gross profit	49.3	45.3	45.9	45.0
Operating expenses:
Selling	19.1	21.7	20.6	19.8
Marketing	5.5	3.0	4.8	3.1
General and administrative	13.6	13.3	15.0	14.0
Total operating expenses	38.2	38.0	40.4	36.9
Operating income	11.1	7.3	5.5	8.1
Other income	0.2	0.1	0.1	0.1
Income before taxes	11.3	7.4	5.6	8.2
Income tax expense	5.7	2.6	2.6	3.7
Net income	5.6	4.8	3.0	4.5

Three and Nine months Ended September 30, 2014 Compared to Three and Nine months Ended September 30, 2013

Total Net Sales. Total net sales for the three months ended September 30, 2014 increased 2.7% to $7,520,000 compared to $7,320,000 for the three months ended September 30, 2013. Total net sales for the nine months ended September 30, 2014 decreased 2.8% to $20,267,000 compared to $20,849,000 for the nine months ended September 30, 2013.

Services revenues from our POPSign programs for the three months ended September 30, 2014 increased 2.6% to $7,104,000 compared to $6,927,000 for the three months ended September 30, 2013. The increase was primarily due to an increase of 10% in average price per sign, which was a result of favorable shifts in program and customer mix, partially offset by a 6% decrease in the number of signs placed, which we believe was due to program mix. Services revenues from our POPSign programs for the nine months ended September 30, 2014 decreased 3.8% to $18,902,000 compared to $19,642,000 for the nine months ended September 30, 2013. The decrease was due to a decrease of 4% in the number of signs placed, resulting from a change in program mix between years.

Product revenues for the three months ended September 30, 2014 increased 5.9% to $416,000 compared to $393,000 for the three months ended September 30, 2013. Product revenues for the nine months ended September 30, 2014 increased 13.1% to $1,365,000 compared to $1,207,000 for the nine months ended September 30, 2013. The increase was primarily due to higher sales of laser sign card supplies.

Gross Profit. Gross profit for the three months ended September 30, 2014 increased 11.7% to $3,709,000 compared to $3,320,000 for the three months ended September 30, 2013. Gross profit for the nine months ended September 30, 2014 decreased 1.1% to $9,295,000 compared to $9,397,000 for the nine months ended September 30, 2013. Gross profit as a percentage of total net sales increased to 49.3% for the three months ended September 30, 2014, compared to 45.3% for the three months ended September 30, 2013. Gross profit as a percentage of total net sales increased to 45.9% for the nine months ended September 30, 2014, compared to 45.0% for the nine months ended September 30, 2013.

POPSign program: Gross profit from our POPSign program revenues for the three months ended September 30, 2014 increased 12.4% to $3,610,000 compared to $3,211,000 for the three months ended September 30, 2013.  The increase was primarily due to increased sign rates and decreased retailer costs. Gross profit from our POPSign program revenues for the nine months ended September 30, 2014 decreased 2.0% to $8,854,000 compared to $9,038,000 for the nine months ended September 30, 2013. The decrease for the nine-month period was primarily due to a 2.8% decrease in sales, as our gross profit percentage is highly dependent on sales volume.

Gross profit as a percentage of POPSign program revenues for the three months ended September 30, 2014 increased to 50.8% compared to 46.4% for the three months ended September 30, 2013. The increase was primarily due higher sales volume, as described above, coupled with a decrease in retailer costs. Gross profit as a percentage of POPS program revenues for the nine months ended September 30, 2014 increased to 46.8% compared to 46.0% for the nine months ended September 30, 2013. The increase was primarily due to the factors described above.

Product sales: Gross profit from our product sales for the three months ended September 30, 2014 decreased 9.2% to $99,000 compared to $109,000 for the three months ended September 30, 2013. The decrease was primarily due to decreases in average product pricing. Gross profit from our product sales for the nine months ended September 30, 2014 increased 22.8% to $441,000 compared to $359,000 for the nine months ended September 30, 2013. The increase was primarily due to the impact of higher sales on fixed costs.

Gross profit as a percentage of product sales was 23.8% for the three months ended September 30, 2014 compared to 27.7% for the three months ended September 30, 2013. The decrease was primarily due to the factors described above. Gross profit as a percentage of product sales was 32.3% for the nine months ended September 30, 2014 compared to 29.7% for the nine months ended September 30, 2013. The increase was primarily due to the impact of higher sales on fixed costs.

Operating Expenses

Selling.  Selling expenses for the three months ended September 30, 2014 decreased 9.6% to $1,433,000 compared to $1,586,000 for the three months ended September 30, 2013. The decrease was primarily due to reductions in staffing-related expense. Selling expenses for the nine months ended September 30, 2014 increased 0.5% to $4,160,000 compared to $4,138,000 for the nine months ended September 30, 2013. The increase in the nine-month period was due to an increase in staffing during the 2014 period.

Selling expenses as a percentage of total net sales decreased to 19.1% for the three months ended September 30, 2014 compared to 21.7% for the three months ended September 30, 2013. The decrease was primarily due the factors described above coupled with an increase in revenue. Selling expenses as a percentage of total net sales increased to 20.6% for the nine months ended September 30, 2014 compared to 19.8% for the nine months ended September 30, 2013. The increase in selling expenses as a percentage of total net sales in the nine-month 2014 period was primarily due an increase in staffing coupled with decreased sales.

Marketing.  Marketing expenses for the three months ended September 30, 2014 increased 89.1% to $416,000 compared to $220,000 for the three months ended September 30, 2013. Increased marketing expense was primarily the result of increased staffing, new product introductions and other marketing initiatives. Marketing expenses for the nine months ended September 30, 2014 increased 50.7% to $978,000 compared to $649,000 for the nine months ended September 30, 2013. The increase was primarily due to the factors described above.

Marketing expenses as a percentage of total net sales increased to 5.5% for the three months ended September 30, 2014 compared to 3.0% for the three months ended September 30, 2013. The increase was primarily due to the factors described above. Marketing expenses as a percentage of total net sales increased to 4.8% for the nine months ended September 30, 2014 compared to 3.1% for the nine months ended September 30, 2013. The increases in selling expenses as a percentage of total net sales in the 2014 period was primarily due to the factors described above, combined with decreased sales.

General and administrative.  General and administrative expenses for the three months ended September 30, 2014 increased 5.4% to $1,022,000 compared to $970,000 for the three months ended September 30, 2013. General and administrative expenses for the nine months ended September 30, 2014 increased 4.1% to $3,040,000 compared to $2,921,000 for the nine months ended September 30, 2013. The increases in the three- and nine-month periods were primarily due to increased legal costs resulting from new business arrangements.

General and administrative expenses as a percentage of total net sales increased to 13.6% for the three months ended September 30, 2014 compared to 13.3% for the three months ended September 30, 2013. The increase was primarily due to the factors described above, partially offset by an increase in total net sales. General and administrative expenses as a percentage of total net sales increased to 15.0% for the nine months ended September 30, 2014 compared to 14.0% for the nine months ended September 30, 2013. Increased expense as a percentage of total net sales in the 2014 period was primarily due to the factors described above, combined with decreased sales.

Other Income.  Other income for the three months ended September 30, 2014 was $13,000 compared to $6,000 for the three months ended September 30, 2013. Other income for the nine months ended September 30, 2014 was $25,000 compared to $20,000 for the nine months ended September 30, 2013. Other income is comprised of interest earned on cash and cash equivalents balances and returns generated from available for sale investments.

Income Taxes.  For the three and nine months ended September 30, 2014, the Company recorded income tax expense of $427,000 and $533,000, or 50.2%  and 46.7% of income before taxes, respectively. For the three and nine months ended September 30, 2013, the Company recorded income tax expense of $196,000 and $771,000, or 35.6% and 45.1% of income before taxes, respectively. The income tax provision for the three and nine months ended September 30, 2014 and 2013 is comprised of federal and state taxes. The primary differences between the Company’s September 30, 2014 and 2013 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income. The result of that reassessment as of September 30, 2014 caused the Company’s effective tax rate for the three months ended September 30, 2014 to be higher than the effective tax rate for the nine months ended September 30, 2013.

Net Income.  For the reasons stated above, net income for the three months ended September 30, 2014 was $424,000 compared to $354,000 for the three months ended September 30, 2013. For the reasons stated above, net income for the nine months ended September 30, 2014 was $609,000 compared to $938,000 for the nine months ended September 30, 2013.

Other Comprehensive Income. Other comprehensive income is comprised of unrealized gains and losses, net of tax, from available for sale investments.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales, sales of its services and products and legal settlement proceeds. At September 30, 2014, working capital was $21,362,000 compared to $22,203,000 at December 31, 2013. During the nine months ended September 30, 2014, cash and cash equivalents decreased $13,583,000 from $21,763,000 at December 31, 2013, to $8,180,000 at September 30, 2014.

Operating Activities:  Net cash used in operating activities during the nine months ended September 30, 2014 was $1,760,000. Net income of $609,000, plus non-cash adjustments of $1,144,000, less changes in operating assets and liabilities of $3,513,000 resulted in the $1,760,000 of cash used in operating activities. The largest component of the change in operating assets and liabilities was accounts receivable, which increased as a result of the timing of collections on these accounts. The non-cash adjustments consisted of depreciation and amortization expense, changes in allowance for doubtful accounts, stock-based compensation expense, and gain on the sale of property and equipment. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities:  Net cash used in investing activities during the nine months ended September 30, 2014 was $10,147,000. This was primarily related to the net purchase of available for sale investments of $9,300,000, in addition to the acquisition of selling rights under the New Valassis Agreement and acquisition of other business arrangements of $542,000, purchases of property and equipment of $319,000, and proceeds from the sale of property and equipment of $14,000. The Company expects a consistent level of capital expenditures in the remainder of 2014.

Financing Activities:  Net cash used in financing activities during the nine months ended September 30, 2014 was $1,676,000, which related to the repurchase of common stock under the Company’s share repurchase plan of $1,886,000, partially offset by an excess tax benefit from stock options of $11,000 and proceeds received from the issuance of common stock under our employee stock purchase plan and stock option exercises of $199,000.

The Company believes that based upon current business conditions, its existing cash balance and future cash generated from operations will be sufficient for its cash requirements for at least the next twelve months. In the event additional financing is needed, the Company opened a $7,500,000 line of credit during the three months ended September 30, 2014.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts that are not statements of historical or current facts, are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. These statements are often identified by the words “believes,” “expects,” “anticipates,” “seeks,” “will,” “estimate,” “may,” “would,” “could,” “trend,” and similar expressions identifying forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for at least the next twelve months; (ii) that we are currently focused on maximizing opportunities available to us as a result of the termination of all material portions of the New Valassis Agreement to minimize whatever financial impact may result from it, and potentially have a positive impact on the Company; (iii) that we expect fluctuations in accounts receivable and payable, accrued liabilities, and deferred revenue; and (iv) plans to repurchase Company stock. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the statement was made. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

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

No material legal proceedings.

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

Our share repurchase program activity for the three months ended September 30, 2014, under the plan was:

			Total Number of	Approximate Dollar
			Shares Purchased As	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under The Plans
	Repurchased	Per Share	or Programs	or Programs

July 1-31, 2014	96,442	$3.12	243,462	$4,250,000
August 1-31, 2014	233,262	$3.09	476,724	$3,530,000
September 1-30, 2014	125,233	$3.12	601,957	$3,139,000
	454,937	$3.10

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

101

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Operations and Comprehensive Income; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2014	Insignia Systems, Inc.
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

101

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Operations and Comprehensive Income; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

Filed Electronically