Form 10-K
period 2014-12-31
INSIGNIA SYSTEMS INC/MN
filed 2015-03-04
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014	Commission File Number 1-13471

INSIGNIA SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014) was approximately $38,329,000 based upon the price of the registrant’s Common Stock on such date.

Number of shares outstanding of Common Stock, $.01 par value, as of February 27, 2015 was 12,205,462.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report are incorporated into Part III.

PART I.

Item 1.  Business

General

Insignia Systems, Inc. (referred to in this Annual Report on Form 10-K as “Insignia,” “we,” “us,” “our” and the “Company”) is a developer and marketer of innovative in-store products, programs, and services that help consumer goods manufacturers and retail partners drive sales at the point of purchase. The Company was incorporated in 1990, and since 1998, the Company focuses on managing a retail network; now made up of over 23,000 store locations, for the primary purpose of providing turn-key at-shelf market access for consumer packaged goods (“CPG”) manufacturers’ marketing programs.  Insignia provides participating retailers with benefits including incremental revenue, incremental sales opportunities, increased shopper engagement in-store, and custom creative development and other in-kind services.

Insignia’s primary product is the Point-Of-Purchase Services (POPS®) in-store marketing program. Insignia POPS® program is a national, account-specific, shelf-edge advertising and promotion tactic. Internal testing has indicated the program can deliver significant sales impact for the featured brand. The program allows manufacturers to deliver vital product information to consumers at the point-of-purchase, and to leverage the local retailer brand and store-specific prices to provide a unique “call to action” that draws attention to the featured brand and triggers a purchase decision.  CPG customers benefit from Insignia’s nimble operational capabilities, which include short lead times, in-house graphic design capabilities, post-program analytics, and micro-marketing capabilities such as variable or bilingual messaging.

In October 2014, the Company announced the introduction of a new product, The Like MachineTM, which is an innovative new media that harnesses the power of social media, consumer engagement, and word-of-mouth recommendation at the point of purchase.  We expect to more fully roll out this product during 2015.  The Company licenses this product from TLM Holdings, LLC, a company in which Insignia’s Chief Sales and Marketing Officer, Tim Halfmann, serves as a non-operating principal.

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

Industry and Market Background

In 2013, Point-Of-Purchase Advertising International (POPAI), an industry non-profit trade association, conducted a Shopper Engagement Study that showed more than 76% of brand purchase decisions are made in-store.  As a result, product manufacturers seek access to in-store vehicles that prompt consumers to consider, and remind them to buy, their brand. Insignia is usually engaged as part of an overall, mixed-media, brand marketing campaign.  Our programs offer manufacturers the unique benefit of helping to “close the sale” at the point of purchase, within the brick-and-mortar retail environment.

Company Products

Insignia’s POPSign Program and Brand-Equity Signage

Insignia’s POPSign program is an in-store, shelf-edge, point-of-purchase advertising and promotion tactic designed to assist CPG manufacturers in achieving marketing objectives. Depending on the design and format, Insignia POPSigns can deliver information from manufacturers such as product uses and features, nutritional information, advertising taglines, product images, or usage photos. The differentiating feature of Insignia POPSigns is that store-specific prices from the retailer, and each retailer’s unique logo, are combined on the sign.  Signs are installed in close proximity to the manufacturer’s product in participating stores, and are maintained in two-week cycle increments. The Company’s POPSign program offers special features and enhancements, such as ShapePOPS®, which is an enhancement to its Color POPSigns that were developed in 2011.

In addition to POPSigns, Insignia offers a brand-equity signage program (without featured price or retailer logo) in a subset of managed retailers.  This program offers CPG customers expanded market access for their advertising objectives.

Manufacturers pay program rates based upon the directed number of cycles and retailer/store count.  The Company collects and organizes data from the manufacturer as well as the participating retailers, designs and prints the signage, and delivers signage.  Depending on the agreement with the retailer, either a third-party professional installer or store personnel use placement instructions to install the correct signage at the shelf during the correct timeframe.

Legacy Products

Insignia offers custom design, printing and store signage programs directly to retailers that seek effective ways to communicate with their shoppers in store.  Products include adhesive and non-adhesive supplies in a variety of colors, sizes and weights.  Prior to 1996, the Company’s primary product offering was the Impulse Retail System, a system developed by an independent product design and development firm. The Company continues to sell cardstock, maintenance agreements and supplies related to the Impulse Retail System to U.S. and international customers. Cardstock for the Impulse Retail System is sold by the Company in a variety of sizes and colors that can be customized to include pre-printed custom artwork, such as a retailer’s logo.  Approximately 7% of 2014 revenues came from the sale of these legacy products.  The Company expects this percentage to be comparable in 2015.

Marketing and Sales

The Company primarily markets and sells its programs to CPG manufacturers through a direct sales force.  Insignia has direct relationships with many of the top 100 CPG manufacturers.  Marketing support include customized sales pitches, selling tools such as rich media presentations, and online marketing efforts.  The Company also maintains direct relationships with retailers in the network, through a direct field force as well as an in-house support team that enables retailer operations.

The participating retailer network is managed and maintained through direct relationships, and also through contracts with Valassis Sales and Marketing Services, Inc. (Valassis) and News America Marketing In-Store, LLC (News America).

As of December 31, 2013, the Company and Valassis were parties to an Exclusive Reseller Agreement, as amended, which defined a strategic alliance between the companies and was set to remain effective through December 31, 2017.  In February 2014, the Company and Valassis entered into a new Retail Access and Distribution Agreement that replaced all prior agreements. As a result of the new agreement, Valassis is no longer the exclusive reseller of the Company’s POPSigns and the Company has access to all CPG manufacturers for the sale of POPSigns, in exchange for total consideration of $250,000, which was paid in 2014.

During 2014 and 2013, foreign sales accounted for less than 1% of total net sales each year. The Company expects sales to foreign distributors will be less than 1% of total net sales in 2015.

Competition

The Insignia POPSign program provided over 93% of the Company’s total net sales for 2014. The POPSign program faces intense competition for the marketing expenditures of branded product manufacturers for at-shelf advertising-related signage. In particular, the Company faces significant competition from News America, which also provides at-shelf advertising and promotional signage. Although settlement of prior litigation with News America resulted in a 10-year agreement through 2021 that provides the Company with additional opportunities to compete by offering signs with price in specific parts of News America’s retail network, the Company will continue to compete for advertising dollars with News America’s other at-shelf advertising and promotional signage offerings.

The Company believes the main strengths of the Insignia POPSign program in relation to its competitors are:

•                  Depending on manufacturers’ objectives, benefits to the brand that range from sales lift, awareness building, program ROI, new tier generation, or support of retailer programs

•                  Managing and providing turn-key access to a broad network of retailers in support of objectives listed above; including smaller regional or independent retailers, which tend to be under-served and difficult to aggregate at the national level

•                  Variable messaging capabilities including bi-lingual targeting

•                  Shorter lead times on program execution

Intellectual Property:  Patents and Trademarks

The Company has developed and uses a number of trademarks, service marks, slogans, logos and other commercial symbols to advertise and sell its products. The Company owns U.S. registered trademarks for Insignia Systems, Inc.® (and Design), Insignia POPS®, Insignia POPSign®, Insignia ShelfPOPS®, Stylus®, SIGNright®, Impulse®, DuraSign®, I-Care®, Color POPSign®, BannerPOPS®, BrandPOPS®, EquityPOPS®, CategoryPOPS®, and ShapePOPS®.

The Company licenses the right to use a patented barcode on the sign cards for the Company’s Impulse Retail System.  Revenues from this product line and royalties paid under the license agreement are not material in the aggregate.

Certain employees are required to enter into nondisclosure and invention assignment agreements. Customers, vendors and other third parties also must agree to nondisclosure restrictions to prevent unauthorized disclosure of our trade secrets or other confidential or proprietary information.

Product Development

Product and services enhancements are developed internally and externally and include proprietary data management, operations systems, and design guidance.

Customers

During the year ended December 31, 2014, two customers accounted for 33% and 10% of the Company’s total net sales. At December 31, 2014, one customer represented 48% of the Company’s total accounts receivable.  During the year ended December 31, 2013, one customer accounted for 31% of the Company’s total net sales. At December 31, 2013, this customer represented 47% of the Company’s total accounts receivable. Additionally, another customer accounted for 14% of the Company’s total accounts receivable as of December 31, 2013.

The Company’s results of operations fluctuate from quarter to quarter as a result of:

•                  Promotional timing chosen by CPG customers;

•                  Underlying performance and quality of featured product chosen by CPG customers;

•                  CPG customer budget fluctuations and amount allocated to in-store tactics vs. other tactics;

•                  Quantity and quality of retailers maintained through the Company’s network;

•                  Sales incentives to sales staff and strategic partners; and

•                  Minimum program level commitments to retailers.

Environmental Matters

We believe our operations are in compliance with all applicable environmental regulations within the jurisdictions in which we operate. The costs of compliance with these regulations are not deemed material.

Employees

As of February 27, 2015, the Company had 65 employees, including 62 full-time and three part-time employees. We believe relations with our employees are good.

Segment Reporting

The Company operates in a single reportable segment.

Item 1A.  Risk Factors

Forward-Looking Statements

Statements made in this Annual Report on Form 10-K, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts that are not statements of historical or current facts are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks described below.

Our business faces significant risks, including the risks described below. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Our Results Are Dependent on Our Manufacturing Partners’ Continued Use of Our POPS Program

We are largely dependent on our POPS program, which represents approximately 93% and 94% of the total net sales for fiscal 2014 and 2013, respectively. The POPS program is sold primarily to CPG manufacturers. During fiscal 2014, two customers accounted for approximately 33% and 10% of our total net sales and during fiscal 2013, one customer accounted for approximately 31% of our total net sales.  Additionally, changes in economic conditions could result in reductions in advertising and promotional expenditures by branded product manufacturers, which may result in decreased spending for the in-store advertising services we offer.  Should these manufacturers no longer perceive sufficient value in the POPS program, or if our POPS program does not continue to result in product sales increases, our business and results of operations would be adversely affected due to our heavy dependence on this program.

We Are Dependent on Our Contracts with Retailers and Our Ability to Renew Those Contracts When They Expire

On an ongoing basis, we negotiate renewals of various retailer contracts that allow us access to place signs at shelf in their stores. Some of our retailer contracts require us to guarantee minimum payments. If we are unable to offer guarantees at the required levels in the new contracts, and the contracts are not renewed because of that reason or because of other reasons, it will have a material adverse effect on our operations and financial condition.

Our POPS business and results of operations could be adversely affected if the number of retailer partners decreases significantly or if the retailer partners fail to continue to maintain POPSigns at the shelf in their stores.

Our Results Are Dependent on the Success of Our Business Relationship with News America

Our results depend, in part, on the success of our sales and marketing efforts as News America’s exclusive agent for signs with price into the News America network of retailers and upon our ability to successfully sell programs into this network.  Additionally, if disputes with News America arise in the future regarding the operational aspects of our agreement, it could have an adverse effect on the Company.

We Face Significant Competition

We face significant competition from News America, who also provides at-shelf advertising and promotional signage. Although the settlement with News America resulted in a 10-year agreement through 2021 that provides us additional opportunities to compete by offering signs with price in News America’s network, we will continue to compete for advertising dollars with News America’s other at-shelf advertising and promotional signage offerings. News America has significantly greater financial resources that can be used to develop and market their products. Should our competition succeed in obtaining more of the at-shelf advertising business from our current customers, our revenues and related operations would be adversely affected.

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

Our Customers and Retailers May Be Susceptible To Changes in Economic Conditions

Our revenues are affected by our customers’ marketing and advertising spending and our revenues and results of operations may be subject to fluctuations based upon general economic conditions. Another economic downturn may reduce demand for our products and services or depress pricing of those products and services and have an adverse effect on our results of operations. Retailers may be impacted by changes in consumer spending as well, which may adversely impact our ability to renew contracts with our existing retailers as well as contract with new retailers on terms that are acceptable to us. In addition, if we are unable to successfully anticipate changing economic conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Our Results of Operations May Be Subject To Significant Fluctuations

Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a wide variety of factors including:

•                  the addition or loss of contracts with retailers;

•                  the loss of customers or reduction our customers’ spending with us;

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

Investment in Our Stock Could Result in Fluctuating Returns

During 2014, the sale prices of our common stock as reported by the NASDAQ Stock Market ranged from a low of $2.67 to a high of $4.45. We believe factors such as the fluctuations in our quarterly and annual operating results described above, the market’s acceptance of our services and products, the performance of our business relative to market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company currently leases approximately 41,000 square feet of office and warehouse space in suburban Minneapolis, Minnesota, through February 29, 2016.  The Company believes that its currently leased space will meet the Company’s foreseeable needs.

Effective in December 2014, the Company abandoned a portion of its office space for the remaining lease term, which resulted in an expense of approximately $118,000, all of which was recorded as an accrued liability as of December 31, 2014.

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

2014	High	Low
First Quarter	$3.48	$2.67
Second Quarter	3.34	2.70
Third Quarter	3.33	2.78
Fourth Quarter	4.45	2.75

2013	High	Low
First Quarter	$2.32	$1.59
Second Quarter	2.19	1.85
Third Quarter	3.02	2.05
Fourth Quarter	2.91	2.32

As of February 27, 2015, the Company had one class of Common Stock held by approximately 97 owners of record.

Dividends

The Board of Directors has not historically declared dividends, other than a one-time dividend in 2011, and it presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

Share Repurchase Program

On December 3, 2013, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before December 3, 2015. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion.

ISSUER PURCHASES OF EQUITY SECURITIES

Our share repurchase program activity for the three months ended December 31, 2014 was:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
October 1-31, 2014	100,112	$3.11	702,069	$2,827,000
November 1-30, 2014	75,247	$2.85	777,316	$2,613,000
December 1-31, 2014	9,767	$3.17	787,083	$2,582,000

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Comprehensive Income as a percentage of total net sales.

For the Years Ended December 31	2014	2013
Net sales	100.0%	100.0%
Cost of sales	55.2	54.1
Gross profit	44.8	45.9
Operating expenses:
Selling	22.1	19.8
Marketing	5.8	3.1
General and administrative	15.1	14.4
Total operating expenses	43.0	37.3
Operating income	1.8	8.6
Other income	0.2	0.1
Income before taxes	2.0	8.7
Income tax expense	1.2	3.7
Net income	0.8%	5.0%

Fiscal 2014 Compared to Fiscal 2013

Net Sales.  Net sales for the year ended December 31, 2014 decreased 5.2% to $26,305,000 compared to $27,755,000 for the year ended December 31, 2013.

Service revenues from our POPSign program for the year ended December 31, 2014 decreased 6.3% to $24,473,000 compared to $26,128,000 for the year ended December 31, 2013. The decrease was primarily due to cuts in spending by two of the Company’s larger CPG customers, partially offset by increases in revenue driven by new customers.

Product sales for the year ended December 31, 2014 increased 12.6% to $1,832,000 compared to $1,627,000 for the year ended December 31, 2013.  The increase was primarily due to higher sales of laser sign card supplies.

Gross Profit.  Gross profit for the year ended December 31, 2014 decreased 7.6% to $11,782,000 compared to $12,746,000 for the year ended December 31, 2013. Gross profit as a percentage of total net sales decreased to 44.8% for 2014 compared to 45.9% for 2013.

Gross profit from our POPSign program revenues for the year ended December 31, 2014 decreased 8.9% to $11,212,000 compared to $12,302,000 for the year ended December 31, 2013. The decrease in gross profit from our POPSign programs was primarily due to decreased revenues and the effect of fixed costs being spread over lower sales. Gross profit as a percentage of POPSign program revenues decreased to 45.8% for 2014 compared to 47.1% for 2013, due primarily to the factors described above.

Gross profit from our product sales for the year ended December 31, 2014 increased 28.4% to $570,000 compared to $444,000 for the year ended December 31, 2013. Gross profit as a percentage of product sales increased to 31.1% for 2014 compared to 27.3% for 2013. The increases were primarily due to increased sales and the effect of fixed costs being spread over higher sales.

Operating Expenses

Selling.  Selling expenses for the year ended December 31, 2014 increased 5.8% to $5,822,000 compared to $5,505,000 for the year ended December 31, 2013, primarily due to increased staffing throughout the 2014 period, as well as increased travel costs. Selling expenses as a percentage of total net sales increased to 22.1% in 2014 compared to 19.8% in 2013, primarily due to decreased revenues and factors described above.

Marketing.  Marketing expenses for the year ended December 31, 2014 increased 78.4% to $1,527,000 compared to $856,000 for the year ended December 31, 2013. Increased marketing expense was primarily the result of increased staffing, new product introductions and other marketing initiatives. Marketing expenses as a percentage of total net sales increased to 5.8% in 2014 compared to 3.1% in 2013, primarily due to decreased revenues and the factors described above.

General and Administrative.  General and administrative expenses for the year ended December 31, 2014 decreased 0.6% to $3,966,000 compared to $3,988,000 for the year ended December 31, 2013. General and administrative expenses as a percentage of total net sales increased to 15.1% in 2014 compared to 14.4% in 2013, primarily due to decreased revenues.

Other Income.  Other income for the year ended December 31, 2014 was $42,000 compared $28,000 for the year ended December 31, 2013. Other income is comprised of interest earned on cash and cash equivalents balances and returns generated from available for sale investments.

Income Taxes.  During the year ended December 31, 2014, the Company recorded an income tax expense of $298,000, compared to $1,046,000 for the year ended December 31, 2013. The primary differences between the Company’s December 31, 2014 and 2013 effective tax rates and the statutory federal rates are expenses related to equity compensation and nondeductible meals and entertainment. Our effective tax rate fluctuates between periods based on the level of permanent differences and other discrete items relative to the level of pre-tax income (loss) for the period.

Net Income.  For the reasons stated above, the net income for the year ended December 31, 2014 was $211,000 compared to $1,379,000 for the year ended December 31, 2013.

Other Comprehensive Income. Other comprehensive income is comprised of unrealized gains and losses, net of tax, from available for sale investments.

Liquidity and Capital Resources

During the year ended December 31, 2014, cash and cash equivalents decreased $14,526,000 from $21,763,000 at December 31, 2013 to $7,237,000 at December 31, 2014, with available for sale investments of $9,698,000 as of December 31, 2014.

Operating Activities:  Net cash used in operating activities during the year ended December 31, 2014 was $1,648,000. Net income of $211,000, plus non-cash adjustments of $1,686,000, less changes in operating assets and liabilities of $3,545,000 resulted in the $1,648,000 of cash used in operating activities. The non-cash adjustments consisted of depreciation and amortization expense, changes in allowance for doubtful accounts, deferred income tax expense, stock-based compensation expense, and gain on the sale of property and equipment. The largest component of the change in operating assets and liabilities was accounts receivable, which increased by $3,277,000 as a result of the timing of collections. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities:  Net cash used in investing activities during the year ended December 31, 2014 was $10,664,000. This was primarily related to the net purchase of available for sale investments of $9,709,000, the acquisition of selling rights and acquisition of other business arrangements of $542,000, and purchases of property and equipment of $427,000, partially offset by proceeds received from the sale of property and equipment of $14,000.

Financing Activities:  Net cash used in financing activities during the year ended December 31, 2014 was $2,214,000, which related to the repurchase of common stock under the Company’s share repurchase plan of $2,450,000, partially offset by proceeds received from the issuance of common stock under our employee stock purchase plan and stock option exercises of $216,000, as well as an excess tax benefit from stock options of $20,000.

The Company believes that based upon current business conditions and plans, its existing cash balance and future cash generated from operations will be sufficient for its cash requirements for at least the next twelve months. In the event additional financing is needed, the Company has a $7,500,000 line of credit in place, collateralized by its available for sale investments.  Amounts borrowed, if any, would bear interest at the 30-day LIBOR rate plus 2% (effective rate of 2.17% as of December 31, 2014). There were no amounts outstanding on this line of credit at any point during the year ended December 31, 2014.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. The Company recognizes revenue from Insignia POPSigns ratably over the period of service, which is typically a two-week display cycle.  We recognize revenue related to equipment and sign card sales at the time the products are shipped to customers.  Revenue associated with maintenance agreements is recognized ratably over the life of the contract.  Revenue that has been billed and not yet recognized is reflected as deferred revenue on our balance sheet.

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

Stock-Based Compensation. We measure and recognize compensation expense for all stock-based payments at fair value. We use the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Restricted stock units are valued at the closing market price of the Company’s stock on the date of the grant.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers.” The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on the financial statements.

Off-Balance Sheet Transactions

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

The following are included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors, Audit Committee and Shareholders

Insignia Systems, Inc.

We have audited the accompanying balance sheets of Insignia Systems, Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of comprehensive income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 4, 2015

Insignia Systems, Inc.

BALANCE SHEETS

As of December 31	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$7,237,000	$21,763,000
Accounts receivable, net	7,492,000	4,287,000
Available for sale investments	9,698,000	—
Inventories	523,000	307,000
Deferred tax assets	52,000	171,000
Income tax receivable	287,000	11,000
Prepaid expenses and other	715,000	324,000
Total Current Assets	26,004,000	26,863,000

Other Assets:
Property and equipment, net	1,467,000	1,753,000
Other, net	3,056,000	2,956,000

Total Assets	$30,527,000	$31,572,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,088,000	$2,636,000
Accrued liabilities:
Compensation	1,199,000	1,236,000
Other	719,000	505,000
Income tax payable	82,000	22,000
Deferred revenue	172,000	261,000
Total Current Liabilities	5,260,000	4,660,000

Long-Term Liabilities:
Deferred tax liabilities	222,000	284,000
Accrued income taxes	486,000	458,000
Total Long-Term Liabilities	708,000	742,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued shares - 12,216,000 in 2014 and 12,782,000 in 2013
Outstanding shares - 12,191,000 in 2014 and 12,782,000 in 2013	122,000	128,000
Additional paid-in capital	19,177,000	20,982,000
Retained earnings	5,271,000	5,060,000
Accumulated other comprehensive loss	(11,000)	—
Total Shareholders’ Equity	24,559,000	26,170,000

Total Liabilities and Shareholders’ Equity	$30,527,000	$31,572,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31	2014	2013
Services revenues	$24,473,000	$26,128,000
Products revenues	1,832,000	1,627,000
Total Net Sales	26,305,000	27,755,000

Cost of services	13,261,000	13,826,000
Cost of goods sold	1,262,000	1,183,000
Total Cost of Sales	14,523,000	15,009,000
Gross Profit	11,782,000	12,746,000

Operating Expenses:
Selling	5,822,000	5,505,000
Marketing	1,527,000	856,000
General and administrative	3,966,000	3,988,000
Total Operating Expenses	11,315,000	10,349,000
Operating Income	467,000	2,397,000

Other income	42,000	28,000
Income Before Taxes	509,000	2,425,000

Income tax expense	298,000	1,046,000
Net Income	$211,000	$1,379,000

Other comprehensive income, net of tax:
Unrealized loss on available for sale securities	(11,000)	—
Comprehensive Income	$200,000	$1,379,000

Net income per share:
Basic	$0.02	$0.10
Diluted	$0.02	$0.10

Shares used in calculation of net income per share:
Basic	12,635,000	13,324,000
Diluted	12,873,000	13,422,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at January 1, 2013	13,602,000	$136,000	$22,678,000	$3,681,000	$—	$26,495,000
Issuance of common stock, net	70,000	1,000	90,000	—	—	91,000
Repurchase of common stock, net	(929,000)	(9,000)	(2,319,000)	—	—	(2,328,000)
Value of stock-based compensation	39,000	—	533,000	—	—	533,000
Net income	—	—	—	1,379,000	—	1,379,000

Balance at December 31, 2013	12,782,000	128,000	20,982,000	5,060,000	—	26,170,000
Issuance of common stock, net	166,000	2,000	214,000	—	—	216,000
Repurchase of common stock, net	(787,000)	(8,000)	(2,442,000)	—	—	(2,450,000)
Value of stock-based compensation	30,000	—	403,000	—	—	403,000
Excess tax benefit from stock options	—	—	20,000	—	—	20,000
Net income	—	—	—	211,000	—	211,000
Other comprehensive loss, net of tax	—	—	—	—	(11,000)	(11,000)

Balance at December 31, 2014	12,191,000	$122,000	$19,177,000	$5,271,000	$(11,000)	$24,559,000

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

Year Ended December 31	2014	2013
Operating Activities:
Net income	$211,000	$1,379,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,177,000	1,058,000
Change in allowance for doubtful accounts	72,000	—
Deferred income tax expense	57,000	178,000
Stock-based compensation	403,000	533,000
Gain on sale of property and equipment	(3,000)	(12,000)
Excess tax benefit from stock options	(20,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,277,000)	(503,000)
Inventories	(216,000)	3,000
Income tax receivable	(276,000)	789,000
Prepaid expenses and other	(424,000)	234,000
Accounts payable	452,000	514,000
Accrued liabilities	177,000	(103,000)
Income tax payable	80,000	22,000
Accrued income taxes	28,000	28,000
Deferred revenue	(89,000)	(141,000)
Net cash provided by (used in) operating activities	(1,648,000)	3,979,000

Investing Activities:
Purchases of property and equipment	(427,000)	(265,000)
Acquisition of selling rights and other	(542,000)	—
Purchase of investments	(12,474,000)	—
Proceeds from sale of investments	2,765,000	—
Proceeds received from sale of property and equipment	14,000	15,000
Net cash used in investing activities	(10,664,000)	(250,000)

Financing Activities:
Proceeds from issuance of common stock, net	216,000	91,000
Excess tax benefit from stock options	20,000	—
Repurchase of common stock, net	(2,450,000)	(2,328,000)
Net cash used in financing activities	(2,214,000)	(2,237,000)

Increase (decrease) in cash and cash equivalents	(14,526,000)	1,492,000

Cash and cash equivalents at beginning of period	21,763,000	20,271,000
Cash and cash equivalents at end of period	$7,237,000	$21,763,000

Supplemental disclosures for cash flow information:
Cash paid during the year for income taxes	$482,000	$842,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

1.              Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company operates in a single reportable segment.  The Company’s products include the Insignia Point-of-Purchase Services (POPS®) in-store marketing program, thermal sign card supplies for the Company’s Impulse Retail System, and laser printable cardstock and label supplies. Additionally, in October 2014, the Company announced the introduction of a new product, The Like MachineTM, which is an in-store consumer approval device. The Company obtained a licensing agreement, which provides for royalties to be paid, to sell this new product.

Revenue Recognition. Revenues are recognized by the Company when persuasive evidence of an arrangement exists, shipment has occurred, the price is fixed, and collectability is reasonably assured. The Company recognizes revenue from Insignia POPSigns ratably over the period of service.  The Company recognizes revenue related to equipment, software and sign card sales at the time the products are shipped to customers.  Revenue associated with maintenance agreements is recognized ratably over the life of the contract. Revenue that has been billed and not yet earned is reflected as deferred revenue on the balance sheet. We account for taxes collected for customers on a net basis.

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers.” The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on the financial statements.

Cash and Cash Equivalents.  The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2014, $6,329,000 was invested in an overnight repurchase account and $500,000 was invested in certificates of deposit. At December 31, 2013, $4,580,000 was invested in an overnight repurchase account and $17,000,000 was invested in certificates of deposit. The balances in cash accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Amounts held in checking accounts during the years ended December 31, 2014 and 2013, were fully insured under the Federal Deposit Insurance Corporation (“FDIC”). Amounts held in repurchase accounts during the years ended December 31, 2014 and 2013, were secured by Federal Home Loan securities and were fully insured by the FDIC. Bank certificates of deposit at December 31, 2014 and 2013, were held at various institutions with amounts at each institution at or below the $250,000 insured limit of the FDIC.

Fair Value of Financial Measurements.  Fair value of financial instruments and selected non-financial assets and liabilities is measured in accordance with ASC 820-10, “Fair Value Measurements.” Fair value is defined as the exit price, or the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants as of the measurement date. ASC 820-10 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect management’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.

The hierarchy is divided into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Certain of the Company’s financial assets and liabilities are recorded at their carrying amounts that approximate fair value, based on their short-term nature. These financial assets and liabilities include cash and cash equivalents, accounts receivable and accounts payable. The Company measures its available-for-sale investments at fair value on a recurring basis and the fair value hierarchy used to determine these fair values is as follows as of December 31, 2014:

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$9,698,000	$—	$9,698,000	$—

Available-for-sale securities in the preceding table are carried at fair value with unrealized gains and losses reported as a component of shareholders’ equity as accumulated other comprehensive loss, net of tax. Fair value for available-for-sale securities is based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions. Amortization of premiums or discounts arising at acquisition, and gains or losses on the disposition of available-for-sale securities are reported as other income. Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the statements of comprehensive income.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2014	2013
Beginning balance	$17,000	$22,000
Bad debt provision	72,000	101,000
Accounts written-off	—	(106,000)
Ending balance	$89,000	$17,000

Inventories.  Inventories are primarily comprised of parts and supplies for the Impulse machine, sign cards, and roll stock.  Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

December 31	2014	2013
Raw materials	$110,000	$71,000
Work-in-process	8,000	12,000
Finished goods	405,000	224,000
	$523,000	$307,000

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

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair market value.  There were no impairment losses during the years ended December 31, 2014 and 2013.

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

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based payments at fair value. We use the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Restricted stock units are valued at the closing market price of the Company’s stock date of the grant.

The expected lives of the options and employee stock purchase plan rights are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at grant date. Volatility is based on historical and expected future volatility of the Company’s stock. The Company has not historically issued any dividends beyond a one-time dividend in 2011 and does not expect to in the future. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

If factors change and we employ different assumptions in the valuation of grants in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current periods.

Advertising Costs.  Advertising costs are charged to operations as incurred. Advertising expenses were approximately $183,000 and $14,000 during the years ended December 31, 2014 and 2013, respectively.

Net Income Per Share.  Basic net income per share is computed by dividing net income by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units. Diluted net income per share gives effect to all diluted potential common shares outstanding during the year.

Weighted average common shares outstanding for the years ended December 31, 2014 and 2013 were as follows:

Year ended December 31	2014	2013
Denominator for basic net income per share - weighted average shares	12,635,000	13,324,000

Effect of dilutive securities:
Stock options and restricted stock units	238,000	98,000
Denominator for diluted net income per share - weighted average shares	12,873,000	13,422,000

Options to purchase approximately 592,000 shares of common stock with a weighted average exercise price of $4.24 were outstanding at December 31, 2014 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the year. Options to purchase approximately 901,000 shares of common stock with a weighted average exercise price of $3.60 were outstanding at December 31, 2013 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the year.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

2.              Investments.  During the year ended December 31, 2014, the Company began an investment strategy intended to increase the yield on available cash balances. The Company has classified all investments as a current asset, as they are available to fund current operations. These investments are in debt securities, with an average maturity of approximately one year, and are classified as available-for-sale.

These investments are accounted for in accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments — Debt and Equity Securities.” At December 31, 2014, the Company’s investment balances consisted solely of available-for-sale securities and were valued at fair value in accordance with ASC 820-10. There were no investments as of December 31, 2013.

3.              Line of Credit.  During the year ended December 31, 2014, the Company entered into a line of credit, which is collateralized by our investment balances. The total availability under the line of credit is $7,500,000 and bears interest at the 30-day LIBOR rate plus 2% (effective rate of 2.17% as of December 31, 2014). There were no amounts outstanding on this line of credit at any point during the year ended December 31, 2014.

4.             Selling Arrangement.  In February 2011, the Company paid News America Marketing In-Store, LLC (News America) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $400,000 for each of the years ended December 31, 2014 and 2013, and is expected to be $400,000 per year over the next five years, is recorded within cost of services in the Company’s statements of comprehensive income. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s balance sheet. A summary of the carrying amount of this selling arrangement is as follows as of December 31:

	2014	2013
Gross cost	$4,000,000	$4,000,000
Accumulated amortization	(1,483,000)	(1,083,000)
Net carrying amount	$2,517,000	$2,917,000

5.              Retail Access and Distribution Agreement.  On February 21, 2014, the Company and Valassis Sales and Marketing Services, Inc. (“Valassis”) entered into the Retail Access and Distribution Agreement (the “New Valassis Agreement”) that replaced all prior agreements. As a result of this new agreement, Valassis is no longer a reseller of the Company’s POPSign and the Company regained access to all consumer packaged goods manufacturers for the sale of POPSigns. The net amount paid to Valassis by the Company was $250,000, which is being amortized over the original term of the New Valassis Agreement, which is approximately four years. The net carrying amount of $191,000 is included in other assets on the Company’s balance sheet as of December 31, 2014. Amortization expense related to this agreement was approximately $59,000 during the year ended December 31, 2014.

6.              Property and Equipment. Property and equipment consists of the following at December 31:

Property and Equipment:	2014	2013
Production tooling, machinery and equipment	$3,976,000	$3,826,000
Office furniture and fixtures	260,000	260,000
Computer equipment and software	1,065,000	896,000
Web site	40,000	65,000
Leasehold improvements	616,000	616,000
Construction in-progress	35,000	34,000
	5,992,000	5,697,000
Accumulated depreciation and amortization	(4,525,000)	(3,944,000)
Net Property and Equipment	$1,467,000	$1,753,000

Depreciation expense for the years ended December 31, 2014 and 2013 was $702,000 and $658,000, respectively.

7.              Commitments and Contingencies.

Operating Leases.  The Company has an operating lease for its current facility that is in effect through February 2016. Rent expense under this lease, excluding operating costs, was approximately $445,000 in each of the years ended December 31, 2014 and 2013. During the year ended December 31, 2014, the Company abandoned a portion of its office space for the remaining lease term, which resulted in an expense of approximately $118,000, which was recorded as an accrued liability as of December 31, 2014.

Minimum future lease obligations under this lease, excluding operating costs, are approximately as follows for the years ending December 31:

2015	$492,000
2016	82,000

Retailer and Licensing Agreements.  The Company has contracts in the normal course of business with various retailers and others, some of which provide for fixed or store-based payments rather than sign placement-based payments resulting in minimum commitments each year in order to maintain the agreements.  During the years ended December 31, 2014 and 2013, the Company incurred $2,585,000 and $1,914,000 of costs related to fixed and store-based payments, respectively. The amounts are recorded in cost of services in the Company’s statements of comprehensive income.

Aggregate commitment amounts under agreements with retailers and others are approximately as follows for the years ending December 31:

2015	$3,516,000
2016	3,384,000
2017	2,356,000
2018	1,181,000
2019	1,000,000
Thereafter	2,000,000

On an ongoing basis the Company negotiates renewals of various retailer agreements. Upon the completion of future contract renewals, the annual commitment amounts for 2015 and thereafter could be in excess of the amounts above.

Legal. The Company is subject to various legal matters in the normal course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

8.              Shareholders’ Equity.

Stock-Based Compensation. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

The following table summarizes the stock-based compensation expense that was recognized in the Company’s statements of comprehensive income for the years ended December 31, 2014 and 2013:

	2014	2013
Cost of sales	$6,000	$22,000
Selling	87,000	176,000
Marketing	12,000	16,000
General and administrative	298,000	319,000
	$403,000	$533,000

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2014	2013
Stock Options:
Expected life (years)	3.6	3.9
Expected volatility	50%	52%
Dividend yield	0%	0%
Risk-free interest rate	1.0%	1.2%

	2014	2013
Stock Purchase Plan Options:
Expected life (years)	1.0	1.0
Expected volatility	50%	51%
Dividend yield	0%	0%
Risk-free interest rate	0.1%	0.2%

The Company uses the straight-line attribution method to recognize expense for unvested options and restricted stock units.  The amount of stock-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company re-evaluates the forfeiture rate annually and adjusts it as necessary.

As of December 31, 2014, there was approximately $323,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 2.2 years.

As of December 31, 2014, there was approximately $46,000 of total unrecognized compensation costs related to restricted stock units, which is expected to be recognized over a weighted average period of 2.4 years.

Stock Options, Restricted Stock Units, and Other Stock-Based Compensation Awards. Prior to 2013, the Company had granted equity awards under the 2003 Incentive Stock Option Plan (the “2003 Plan”) for its employees and directors. Primarily because substantially all of the shares reserved for issuance under the 2003 Plan had been issued or were subject to outstanding awards, our Board of Directors approved the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”), which replaced the 2003 Plan upon its ratification by shareholders in May 2013. Options granted under the 2003 Plan will remain in effect until they are exercised or expire according to their terms. All current option grants are made under the 2013 Plan.

Our Board of Directors subsequently approved an amendment to the 2013 Plan to increase the total number of shares available under the 2013 Plan to a total of 900,000 shares, which amendment took effect upon its ratification by shareholders in May 2014.  Under the terms of the 2013 Plan, as amended, the Company may grant up to 900,000 awards in a variety of instruments including incentive or non-qualified stock options and restricted stock units to employees, consultants and directors generally at an exercise price at or above 100% of fair market value at the close of business on the date of grant. Stock options expire 10 years after the date of grant and generally vest over three years. The Company issues new shares of common stock when stock options are exercised.

The following table summarizes activity under the option plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2013	99,685	1,469,673	$3.03
Reserved	250,000	—
Stock awards granted	(39,032)	—
Granted	(115,000)	115,000	2.49
Exercised	—	(38,165)	1.84	$20,810
Cancelled or forfeited - 2003 Plan	(99,685)	(263,666)	3.64
Cancelled or forfeited - 1990 Plan	—	(31,400)	10.37

Balance at December 31, 2013	95,968	1,251,442	2.72

Reserved	650,000	—
Stock awards granted	(29,701)	—
Restricted stock units granted	(25,000)	—
Granted	(426,000)	426,000	3.02
Exercised	—	(155,407)	1.94	$217,694
Cancelled or forfeited - 2013 Plan	42,500	(42,500)	3.03
Cancelled or forfeited - 2003 Plan	—	(224,458)	2.95

Balance at December 31, 2014	307,767	1,255,077	2.86

The number of options exercisable under the option plans was:

December 31, 2013	686,998
December 31, 2014	710,598

The following table summarizes information about the stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.61 - $2.46	532,831	7.40 years	$1.85	351,852	$1.80
$2.79 - $4.22	621,246	7.76 years	3.30	257,746	3.69
$5.49	101,000	3.87 years	5.49	101,000	5.49
	1,255,077	7.29 years	$2.86	710,598	$3.01

Options outstanding under the option plans expire at various dates during the period from January 2015 through December 2024. Options outstanding at December 31, 2014 had an aggregate intrinsic value of $1,186,000.  Options exercisable at December 31, 2014 had a weighted average remaining life of 6.01 years and an aggregate intrinsic value of $685,000. The weighted average grant-date fair value of options granted during the years ended December 31, 2014 and 2013 were $1.13 and $1.01, respectively.

In May 2014 and December 2013, equity grants were made by the Company to the Board of Directors, pursuant to the 2013 Plan in the form of shares of common stock. The total number of shares granted to the Board of Directors was 29,701 and 39,032 during the years ended December 31, 2014 and 2013, respectively. The shares were issued at $3.03 per share in 2014 and $2.69 per share in 2013, based on the stock price on the date of grant, for a total value of $90,000 in 2014 and $105,000 in 2013, which is included in stock-based compensation.

In May 2014, the Company awarded key employees restricted stock units that vest over three years. Total restricted stock units granted during the year ended December 31, 2014 was 25,000 and had a grant date fair value of $3.03. None of the restricted stock units were vested as of December 31, 2014.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “Plan”) that enables employees to contribute up to 10% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of the year. During the years ended December 31, 2014 and 2013, employees purchased 27,000 and 56,000 shares under the Plan. At December 31, 2014, 152,000 shares are reserved for future employee purchases of common stock under the Plan. For the years ended December 31, 2014 and 2013, the Company recognized $26,000 and $34,000, respectively, of stock-based compensation expense related to the Plan.

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

On December 3, 2013, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before December 3, 2015.  The Plan allows the repurchases to be made in open market or privately negotiated transactions. For the year ended December 31, 2014, the Company repurchased approximately 787,000 shares at a total cost of $2,450,000.

9.              Income Taxes. Income tax expense consists of the following:

Year Ended December 31	2014	2013
Current taxes - Federal	$204,000	$816,000
Current taxes - State	37,000	52,000
Deferred taxes - Federal	51,000	139,000
Deferred taxes - State	6,000	39,000

Income tax expense	$298,000	$1,046,000

Significant components of the deferred taxes are as follows:

As of December 31	2014	2013
Current Deferred Tax Assets (Liabilities):
Accrued expenses	$68,000	$134,000
Allowance for doubtful accounts	32,000	6,000
Inventory reserve	13,000	14,000
Net operating loss carryforwards	3,000	16,000
Prepaid expenses	(71,000)	—
Other	7,000	1,000

Current deferred tax assets	$52,000	$171,000

Long-Term Deferred Tax Assets (Liabilities):
Depreciation	$(324,000)	$(372,000)
Stock options	73,000	68,000
Net operating loss carryforwards	29,000	20,000

Long-term deferred tax liabilities	$(222,000)	$(284,000)

The Company evaluates all significant available positive and negative evidence, including the existence of losses in prior years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company’s recent performance.

The actual tax expense attributable to income before taxes differs from the expected tax expense computed by applying the U.S. federal corporate income tax rate of 34% as follows:

Year Ended December 31	2014	2013
Federal statutory rate	34.0%	34.0%

Stock based compensation	12.1	4.9
State taxes	2.3	1.6
Other permanent differences	5.3	0.7
Impact of uncertain tax positions	5.5	1.2
Other	(0.7)	0.7

Effective federal income tax rate	58.5%	43.1%

The Company has recorded a liability of $486,000 and $458,000 for uncertain tax positions taken in tax returns in previous years as of December 31, 2014 and 2013, respectively. This liability is reflected as Accrued Income Taxes on the Company’s Balance Sheets. The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years 2011 and forward are open for examination and assessment by the Internal Revenue Service. With limited exceptions, tax years prior to 2011 are no longer open in major state and local tax jurisdictions.  The Company does not anticipate that the total unrecognized tax benefits will change significantly prior to December 31, 2015.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows:

Balance at January 1, 2013	$430,000
Resolution of prior year items	(3,000)
Increases due to current year positions	10,000
Increases due to interest	21,000
Balance at December 31, 2013	458,000
Increases due to current year positions	5,000
Increases due to interest	23,000
Balance at December 31, 2014	$486,000

10.       Employee Benefit Plans.  The Company sponsors a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. During the years ended December 31, 2014 and 2013, the Company made matching contributions of $69,000 and $61,000, respectively.

11.       Concentrations.

Major Customers.  During the year ended December 31, 2014, two customers accounted for 33% and 10% of the Company’s total net sales. At December 31, 2014, one customer represented 48% of the Company’s total accounts receivable. During the year ended December 31, 2013, one customer accounted for 31% of the Company’s total net sales. At December 31, 2013, this customer represented 47% of the Company’s total accounts receivable. Additionally, another customer accounted for 14% of the Company’s total accounts receivable as of December 31, 2013.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

Export Sales.  Export sales accounted for less than 1% of total net sales during the years ended December 31, 2014 and 2013.

12.       Quarterly Financial Data.  (Unaudited)

Quarterly data for the years ended December 31, 2014 and 2013 was as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2014
Net sales	$6,403,000	$6,344,000	$7,520,000	$6,038,000
Gross profit	2,683,000	2,903,000	3,709,000	2,487,000
Net income (loss)	115,000	70,000	424,000	(398,000)
Net income (loss) per share:
Basic	$0.01	$0.01	$0.03	$(0.03)
Diluted	$0.01	$0.01	$0.03	$(0.03)

Year Ended December 31, 2013
Net sales	$7,396,000	$6,133,000	$7,320,000	$6,906,000
Gross profit	3,536,000	2,541,000	3,320,000	3,349,000
Net income	420,000	164,000	354,000	441,000
Net income per share:
Basic	$0.03	$0.01	$0.03	$0.03
Diluted	$0.03	$0.01	$0.03	$0.03

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2014 were effective.  Disclosure controls and procedures ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014.  In conducting its evaluation, our management used the criteria set forth by the framework in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 concerning the directors and executive officers of the Company and corporate governance is incorporated herein by reference to the Company’s proxy statement for its 2015 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement for its 2015 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the Company’s proxy statement for its 2015 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the Company’s proxy statement for its 2015 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the Company’s proxy statement for its 2015 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

(a)                     Exhibits

Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 1-13471.

Exhibit Number	Description	Incorporation By Reference To

3.1	Articles of Incorporation of Registrant, as amended to date	Exhibit 3.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

3.2	Bylaws, as amended to date	Exhibit 3.1 of the Registrant’s Form 8-K filed December 11, 2014

4.1	Specimen Common Stock Certificate of Registrant	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-18, Reg. No. 33-40765C

*10.1	2003 Incentive Stock Option Plan, as amended	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-182981

*10.2	Form of Incentive Stock Option Agreement under 2003 Incentive Stock Option Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed January 16, 2013

*10.3	2013 Omnibus Stock and Incentive Plan, as amended	Exhibit 10.4 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2014

*10.4	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed August 23, 2013

*10.5	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.2 of the Registrant’s Form 8-K filed August 23, 2013

*10.6	Form of Stock Grant Agreement for Non-Employee Directors under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed December 16, 2013

*10.7	Form of Restricted Stock Unit Agreement for Employees under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed May 21, 2014

*10.8	Employee Stock Purchase Plan, as amended	Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-182981

Exhibit Number	Description	Incorporation By Reference To
*10.9	Change in Control Severance Agreement with John C. Gonsior dated June 13, 2011	Exhibit 10.4 of the Registrant’s Form 8-K filed May 16, 2013

*10.10	Employment Agreement with John C. Gonsior dated May 13, 2013	Exhibit 10.3 of the Registrant’s Form 8-K filed May 16, 2013

*10.11	Amended Change in Control Severance Agreement with Glen P. Dall dated September 1, 2010	Exhibit 10.2 of the Registrant’s Form 8-K filed May 16, 2013

*10.12	Employment Agreement with Glen P. Dall dated May 13, 2013	Exhibit 10.1 of the Registrant’s Form 8-K filed May 16, 2013

*10.13	Employment Agreement with Tim Halfmann dated April 28, 2014	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2014

*10.14	Change in Control Severance Agreement with Tim Halfmann dated April 28, 2014	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2014

*10.15	2013 Executive Officer Incentive Bonus Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed January 7, 2014

10.16	Lease Agreement between the Company and the Landlord (Opus Northwest L.L.C.) dated March 27, 2008 (Exhibits Omitted)	Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

^10.17	Exclusive Reseller Agreement between Valassis Sales & Marketing Services, Inc. and the Company entered into as of June 12, 2006	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2006

^10.18	Amendment #1 dated December 6, 2006 to the Exclusive Reseller Agreement dated June 12, 2006 between Valassis Sales & Marketing Services, Inc. and the Company	Exhibit 10.1 of the Registrant’s Form 10-K/A for the year ended December 31, 2008

^10.19	Amendment #2 dated July 2, 2007 to Exclusive Reseller Agreement dated June 12, 2006 between Valassis Sales & Marketing Services, Inc. and the Company	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007

^10.20	Exclusive Agreement for Sale and Implementation of Specified Signs with Price approved June 6, 2011	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011

^10.21	Settlement Agreement and Release with News America Marketing In-Store, LLC, dated February 9, 2011, including exhibits	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2011

Exhibit Number	Description	Incorporation By Reference To
^10.22	Retail Access and Distribution Agreement with Valassis Sales and Marketing Services, Inc. dated February 21, 2014	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2014

14	Code of Ethics	Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

+23.1	Consent of Independent Registered Public Accounting Firm

+31.1	Certification of CEO (Principal Executive Officer) pursuant to Section 302 of the Sarbanes Oxley Act of 2002

+31.2	Certification of CFO (Principal Financial Officer) pursuant to Section 302 of the Sarbanes Oxley Act of 2002

++32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

+101.1

The following materials from Insignia Systems, Inc.’s Annual Report on Form 10-K for the year ending December 31, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Comprehensive Income, (iii) Statements of Cash Flows, (iv) Statements of Stockholders’ Equity, and (v) Notes to Financial Statements.

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

Insignia Systems, Inc.

		By:	/s/ Glen P. Dall
Glen P. Dall
President and CEO
Dated:	March 4, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glen P. Dall	President and Chief Executive Officer (principal executive officer)	March 4, 2015
Glen P. Dall

/s/ John C. Gonsior	Vice President of Finance, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 4, 2015
John C. Gonsior

/s/ David L. Boehnen	Chairman of the Board	March 4, 2015
David L. Boehnen

/s/ Jacob J. Berning	Director	March 4, 2015
Jacob J. Berning

/s/ Edward A. Corcoran	Director	March 4, 2015
Edward A. Corcoran

/s/ Reid V. MacDonald	Director	March 4, 2015
Reid V. MacDonald

/s/ Nicholas J. Swenson	Director	March 4, 2015
Nicholas J. Swenson

/s/ Gary L. Vars	Director	March 4, 2015
Gary L. Vars

/s/ Steven R. Zenz	Director	March 4, 2015
Steven R. Zenz