Form 10-Q
period 2015-03-31
INSIGNIA SYSTEMS INC/MN
filed 2015-04-30
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2015

or

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

Number of shares outstanding of Common Stock, $.01 par value, as of April 27, 2015 was 12,200,398.

Insignia Systems, Inc.

PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

Insignia Systems, Inc.

CONDENSED BALANCE SHEETS

	March 31,
	2015	December 31,
	(Unaudited)	2014
ASSETS
Current Assets:
Cash and cash equivalents	$8,121,000	$7,237,000
Accounts receivable, net	6,742,000	7,492,000
Available for sale investments	9,861,000	9,698,000
Inventories	509,000	523,000
Deferred tax assets	—	52,000
Income tax receivable	340,000	287,000
Prepaid expenses and other	563,000	715,000
Total Current Assets	26,136,000	26,004,000

Other Assets:
Property and equipment, net	1,379,000	1,467,000
Other, net	2,934,000	3,056,000

Total Assets	$30,449,000	$30,527,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,809,000	$3,088,000
Accrued liabilities
Compensation	831,000	1,199,000
Other	556,000	719,000
Deferred tax liabilities	67,000	—
Income tax payable	89,000	82,000
Deferred revenue	673,000	172,000
Total Current Liabilities	5,025,000	5,260,000

Long-Term Liabilities:
Deferred tax liabilities	222,000	222,000
Accrued income taxes	486,000	486,000
Total Long-Term Liabilities	708,000	708,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01: Authorized shares - 40,000,000 Issued shares - 12,223,000 at March 31, 2015 and 12,216,000 at December 31, 2014 Outstanding shares - 12,198,000 at March 31, 2015 and 12,191,000 at December 31, 2014	122,000	122,000
Additional paid-in capital	19,232,000	19,177,000
Retained earnings	5,367,000	5,271,000
Accumulated other comprehensive loss	(5,000)	(11,000)
Total Shareholders’ Equity	24,716,000	24,559,000

Total Liabilities and Shareholders’ Equity	$30,449,000	$30,527,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31	2015	2014
Services revenues	$6,046,000	$5,951,000
Products revenues	495,000	452,000
Total Net Sales	6,541,000	6,403,000

Cost of services	3,389,000	3,415,000
Cost of goods sold	350,000	305,000
Total Cost of Sales	3,739,000	3,720,000
Gross Profit	2,802,000	2,683,000

Operating Expenses:
Selling	1,344,000	1,351,000
Marketing	335,000	235,000
General and administrative	962,000	930,000
Total Operating Expenses	2,641,000	2,516,000
Operating Income	161,000	167,000

Other income	10,000	6,000
Income Before Taxes	171,000	173,000

Income tax expense	75,000	58,000
Net Income	$96,000	$115,000

Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	6,000	—
Comprehensive Income	$102,000	$115,000

Net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Shares used in calculation of net income per share:
Basic	12,210,000	12,853,000
Diluted	12,420,000	13,091,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2015	2014
Operating Activities:
Net income	$96,000	$115,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	285,000	266,000
Changes in allowance for doubtful accounts	17,000	5,000
Deferred income tax expense	119,000	—
Stock-based compensation expense	83,000	36,000
Changes in operating assets and liabilities:
Accounts receivable	733,000	(1,178,000)
Inventories	14,000	(100,000)
Income tax receivable	(53,000)	(1,000)
Prepaid expenses and other	152,000	(10,000)
Accounts payable	(279,000)	(3,000)
Accrued liabilities	(531,000)	(689,000)
Income tax payable	9,000	119,000
Excess tax benefit from stock option exercises	(2,000)	—
Deferred revenue	501,000	134,000
Net cash provided by (used in) operating activities	1,144,000	(1,306,000)

Investing Activities:
Purchases of property and equipment	(75,000)	(84,000)
Purchase of investments	(889,000)	—
Proceeds from sale/maturity of investments	732,000	—
Acquisition of selling rights	—	(188,000)
Net cash used in investing activities	(232,000)	(272,000)

Financing Activities:
Proceeds from issuance of common stock	63,000	145,000
Excess tax benefit from stock option exercises	2,000	—
Repurchase of common stock, net	(93,000)	—
Net cash provided by (used in) financing activities	(28,000)	145,000

Increase (decrease) in cash and cash equivalents	884,000	(1,433,000)

Cash and cash equivalents at beginning of period	7,237,000	21,763,000
Cash and cash equivalents at end of period	$8,121,000	$20,330,000

Supplemental disclosures for cash flow information:
Cash paid during the year for income taxes	$3,000	$22,000

Non-cash financing activities:
Acquisition of selling rights in accounts payable	$—	$62,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.              Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services primarily to consumer packaged goods manufacturers. The Company’s products include the Insignia Point-of-Purchase Services (POPS) in-store marketing program, thermal sign card supplies for the Company’s Impulse Retail System, and laser printable cardstock and label supplies. Additionally, in October 2014, the Company announced a new product, The Like MachineTM, which is an in-store consumer approval device. The Company pays royalties pursuant to a licensing agreement to sell this new product. The Like Machine is currently in the initial pilot phase of launch, and the Company expects to more fully roll out this offering during 2015.

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2015, its results of operations and its cash flows for the three months ended March 31, 2015 and 2014. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Summary of Significant Accounting Policies in the Company’s 2014 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse machine, sign cards, and rollstock.  Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	March 31,	December 31,
	2015	2014
Raw materials	$102,000	$110,000
Work-in-process	30,000	8,000
Finished goods	377,000	405,000
	$509,000	$523,000

Property and Equipment. Property and equipment consists of the following:

	March 31,	December 31,
	2015	2014
Property and Equipment:
Production tooling, machinery and equipment	$3,942,000	$3,976,000
Office furniture and fixtures	260,000	260,000
Computer equipment and software	1,087,000	1,065,000
Web site	40,000	40,000
Leasehold improvements	616,000	616,000
Construction in-progress	89,000	35,000
	6,034,000	5,992,000
Accumulated depreciation and amortization	(4,655,000)	(4,525,000)
Net Property and Equipment	$1,379,000	$1,467,000

Depreciation expense was approximately $163,000 and $155,000 in the three months ended March 31, 2015 and 2014, respectively.

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based awards at fair value. The Black-Scholes option pricing model is used to determine the weighted average fair value of options and employee stock purchase plan rights. The determination of fair value of share-based awards is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Restricted stock units are valued at the closing market price of the Company’s stock date of the grant.

During the three months ended March 31, 2015 and 2014, no stock option awards or restricted stock units were granted by the Company.

The Company estimated the fair value of stock-based awards granted during the three months ended March 31, 2015 under the employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 year, expected volatility of 37%, dividend yield of 0% and risk-free interest rate of 0.25%.

The total fair value of stock-based rights granted under the employee stock purchase plan during the three months ended March 31, 2015 and 2014 was approximately $7,000 and $10,000, respectively.

In May 2014, the Company granted 25,000 restricted stock units to certain key employees. The units were granted at $3.03 per share, based on the stock price on the date of the grant and vest over three years. Stock-based compensation expense for the restricted stock units during the three months ended March 31, 2015 was $10,000, which is included in stock-based compensation expense.

Total stock-based compensation expense recorded for the three months ended March 31, 2015 and 2014, was $83,000 and $36,000, respectively.

During the three months ended March 31, 2015, there were 23,667 stock options exercised, for which the Company received proceeds of $1,000. During the three months ended March 31, 2014, there were 49,670 stock options exercised, for which the Company received proceeds of $62,000. A portion of the stock option exercises in the three months ended March 31, 2015 and 2014 were done on a cashless basis.

Net Income per Share. Basic net income per share is computed by dividing net income by the weighted average shares outstanding and excludes any potential dilutive effects of stock options. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period.

Options to purchase approximately 672,000 shares of common stock with a weighted average exercise price of $3.97 were outstanding at March 31, 2015 and were not included in the computation of common stock equivalents for the three months ended March 31, 2015 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options to purchase approximately 459,000 shares of common stock with a weighted average exercise price of $4.36 were outstanding at March 31, 2014 and were not included in the computation of common stock equivalents for the three months ended March 31, 2014 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three months ended March 31, 2015 and 2014 were as follows:

Three months ended March 31	2015	2014
Denominator for basic net income per share - weighted average shares	12,210,000	12,853,000
Effect of dilutive securities: Stock options and restricted stock units	210,000	238,000
Denominator for diluted net income per share - weighted average shares	12,420,000	13,091,000

2.              Investments.  During 2014, the Company began an investment strategy intended to increase the yield on available cash balances. The Company has classified all investments as current assets, as they are available to fund current operations. These investments are in debt securities, with an average maturity of approximately one year, and are classified as available-for-sale.

These investments are accounted for in accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments — Debt and Equity Securities.” At March 31, 2015, the Company’s investment balances consisted solely of available-for-sale securities and were carried at fair value in accordance with ASC 820-10. As of March 31, 2015, all available-for-sale securities were valued using Level 2 inputs, in accordance with ASC 820-10. There were no such investments as of March 31, 2014.

3.              Line of Credit.  During 2014, the Company entered into a line of credit, which is collateralized by its investment balances. The total availability under the line of credit is $7,500,000 and outstanding amounts would bear interest at the 30-day LIBOR rate plus 2% (effective rate of 2.18% as of March 31, 2015). There were no amounts outstanding on this line of credit at any point during the quarter ended March 31, 2015.

4.              Selling Arrangement.  In February 2011, the Company paid News America Marketing In-Store, LLC (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 in each of the three months ended March 31, 2015 and 2014 and is expected to be $400,000 per year over the next five years, is recorded within cost of services in the Company’s statements of comprehensive income. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s condensed balance sheet.

5.              Income Taxes.  For the three months ended March 31, 2015, the Company recorded income tax expense of $75,000, or 43.9% of income before taxes. For the three months ended March 31, 2014, the Company recorded income tax expense of $58,000, or 33.5% of income before taxes. The income tax provision for the three months ended March 31, 2015 and 2014 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2015 and 2014 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income.

As of March 31, 2015 and December 31, 2014, the Company has unrecognized tax benefits totaling $486,000, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $486,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2015.

6.              Concentrations.  During the three months ended March 31, 2015, one customer accounted for 43% of the Company’s total net sales. During the three months ended March 31, 2014, two customers accounted for 31% and 15% of the Company’s total net sales. At March 31, 2015, one customer accounted for 47% of the Company’s total accounts receivable. At December 31, 2014, one customer represented 48% of the Company’s total accounts receivable.

The loss of a major customer would likely adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network would likely adversely affect operating results.

7.             Share Repurchases. On December 3, 2013, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before December 3, 2015. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. For the three months ended March 31, 2015, the Company repurchased approximately 31,000 shares at a total cost of approximately $93,000. The Company made no repurchases during the three months ended March 31, 2014.

8.              Recently Issued Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q and the “Risk Factors” described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, our Current Reports on Form 8-K and our other SEC filings.

Company Overview

Insignia Systems, Inc. (referred to in this Quarterly Report on Form 10-Q as “Insignia,” “we,” “us,” “our” and the “Company”) is a developer and marketer of innovative in-store products, programs and services that help consumer packaged goods (“CPG”) manufacturers and retail partners drive sales at the point of purchase. The Company was incorporated in 1990, and since 1998, the Company has focused on managing a retail network for the primary purpose of providing turn-key at-shelf market access for CPG manufacturers’ marketing programs. Insignia provides participating retailers with benefits including incremental revenue, incremental sales opportunities, increased shopper engagement in-store, and custom creative development and other in-kind services.

Insignia’s primary product is the Point-Of-Purchase Services (POPS®) in-store marketing program. Insignia POPS® is a national, account-specific, shelf-edge advertising and promotion tactic. Internal testing has indicated the program can deliver significant sales impact for the featured brand. The program allows manufacturers to deliver vital product information to consumers at the point-of-purchase, and to leverage the local retailer brand and store-specific prices to provide a unique “call to action” that draws attention to the featured brand and triggers a purchase decision. CPG customers benefit from Insignia’s nimble operational capabilities, which include short lead times, in-house graphic design capabilities, post-program analytics, and micro-marketing capabilities such as variable or bilingual messaging.

In October 2014, the Company announced the introduction of a new product, The Like MachineTM, which is an innovative new media that harnesses the power of social media, consumer engagement, and word-of-mouth recommendation at the point of purchase. The Like Machine is currently in the initial pilot phase of launch, and the Company expects to more fully roll out this offering during 2015. Revenues generated from the Like Machine are included in service revenue on the Company’s statements of comprehensive income.  The Company licenses this product from TLM Holdings, LLC, a company in which Insignia’s Chief Sales and Marketing Officer, Tim Halfmann, serves as a non-operating principal.

2015 Business Overview

Summary of Financial Results

For the quarter ended March 31, 2015, the Company generated revenues of $6,541,000, as compared with revenues of $6,403,000 for the quarter ended March 31, 2014. Net income for the quarter ended March 31, 2015 was $96,000, as compared to $115,000 for the quarter ended March 31, 2014.

At March 31, 2015, our cash, cash equivalents and available for sale investments balance was $17,982,000 as compared to $16,935,000 at December 31, 2014. We had no debt as of March 31, 2015.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Comprehensive Income as a percentage of total net sales.

For the Three Months Ended March 31	2015	2014
Net sales	100.0%	100.0%
Cost of sales	57.2	58.1
Gross profit	42.8	41.9
Operating expenses:
Selling	20.5	21.1
Marketing	5.1	3.7
General and administrative	14.7	14.5
Total operating expenses	40.3	39.3
Operating income	2.5	2.6
Other income	0.1	0.1
Income before taxes	2.6	2.7
Income tax expense	1.1	0.9
Net income	1.5%	1.8%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net Sales. Net sales for the three months ended March 31, 2015 increased 2.2% to $6,541,000, compared to $6,403,000 for the three months ended March 31, 2014.

Service revenues for the three months ended March 31, 2015 increased 1.6% to $6,046,000, compared to $5,951,000 for the three months ended March 31, 2014. The increase was primarily due to our POPSign program, which had an increase of 6% in average sign price per sign, which was a result of program mix, partially offset by a decrease of 5% in the number of signs placed.

Product sales for the three months ended March 31, 2015 increased 9.5% to $495,000, compared to $452,000 for the three months ended March 31, 2014. The increase was primarily due to higher sales of laser sign card supplies.

The loss of a major customer would likely adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network would likely adversely affect operating results.

Gross Profit. Gross profit for the three months ended March 31, 2015 increased 4.4% to $2,802,000, compared to $2,683,000 for the three months ended March 31, 2014. Gross profit as a percentage of total net sales increased to 42.8% for the three months ended March 31, 2015, compared to 41.9% for the three months ended March 31, 2014.

Service revenues: Gross profit from our service revenues for the three months ended March 31, 2015 increased 4.8% to $2,657,000, compared to $2,536,000 for the three months ended March 31, 2014. The increase was primarily due to an increase in sales, as our gross profit percentage is highly dependent on sales levels, combined with an increase in the average sign rate. Gross profit as a percentage of service revenue for the three months ended March 31, 2015 increased to 43.9%, compared to 42.6% for the three months ended March 31, 2014. The increase was primarily due to the factors described above.

Product sales: Gross profit from our product sales for the three months ended March 31, 2015 decreased 1.4% to $145,000, compared to $147,000 for the three months ended March 31, 2014. The decrease was primarily due to increased material costs. Gross profit as a percentage of product sales was 29.3% for the three months ended March 31, 2015, compared to 32.5% for the three months ended March 31, 2014. The decrease was primarily due to increased material costs.

Operating Expenses

Selling.  Selling expenses for the three months ended March 31, 2015 decreased 0.5% to $1,344,000, compared to $1,351,000 for the three months ended March 31, 2014. The decrease in selling expense was primarily the result of lower sales incentive costs.

Selling expenses as a percentage of total net sales decreased to 20.5% for the three months ended March 31, 2015, compared to 21.1% for the three months ended March 31, 2014. The decrease in selling expenses as a percentage of total net sales in the 2015 period was primarily due to an overall increase in sales.

Marketing.  Marketing expenses for the three months ended March 31, 2015 increased 42.6% to $335,000, compared to $235,000 for the three months ended March 31, 2014. Increased marketing expense was primarily the result of increased staffing and other marketing initiatives.

Marketing expenses as a percentage of total net sales increased to 5.1% for the three months ended March 31, 2015, compared to 3.7% for the three months ended March 31, 2014. The increase in marketing expenses as a percentage of total net sales in the 2015 period was primarily due to the result of increased staffing and other marketing initiatives.

General and administrative.  General and administrative expenses for the three months ended March 31, 2015 increased 3.4% to $962,000, compared to $930,000 for the three months ended March 31, 2014. The increase in the 2015 period as compared to the 2014 period was primarily the result of increased compensation-related expenses.

General and administrative expenses as a percentage of total net sales increased to 14.7% for the three months ended March 31, 2015, compared to 14.5% for the three months ended March 31, 2013. Increased expense as a percentage of total net sales in the 2015 period was primarily due to compensation-related expenses.

Other Income.  Other income for the three months ended March 31, 2015 was $10,000, compared to $6,000 for the three months ended March 31, 2014. Other income is comprised of interest earned on cash, cash equivalents and available for sale investment balances.

Income Taxes.  For the three months ended March 31, 2015, the Company recorded income tax expense of $75,000, or 43.9% of income before taxes. For the three months ended March 31, 2014, the Company recorded income tax expense of $58,000, or 33.5% of income before taxes. The income tax provision for the three months ended March 31, 2015 and 2014 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2015 and 2014 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income.

Net Income.  For the reasons stated above, net income for the three months ended March 31, 2015 was $96,000, compared to $115,000 for the three months ended March 31, 2014.

Other Comprehensive Income. Other comprehensive income is comprised of unrealized gains and losses, net of tax, from available for sale investments.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At March 31, 2015, working capital was $21,111,000 compared to $20,744,000 at December 31, 2014. During the three months ended March 31, 2015, cash and cash equivalents increased $884,000 from $7,237,000 at December 31, 2014, to $8,121,000 at March 31, 2015.

Operating Activities:  Net cash provided by operating activities during the three months ended March 31, 2015, was $1,144,000. The net income of $96,000, plus non-cash adjustments of $504,000 and changes in operating assets and liabilities of $544,000 resulted in the $1,144,000 of cash provided by operating activities. The largest component of the change in operating assets and liabilities was accounts receivable, which decreased $733,000 as a result of the timing of collections on these accounts. The non-cash adjustments consisted of depreciation and amortization expense, changes in allowance for doubtful accounts, deferred income tax expense, and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities:  Net cash used in investing activities during the three months ended March 31, 2015 was $232,000. This was related to the net purchase of available for sale investments of $157,000, and the purchase of property and equipment of $75,000.

Financing Activities:  Net cash used in financing activities during the three months ended March 31, 2015 was $28,000, which related to the repurchase of common stock under the Company’s share repurchase plan of $93,000, partially offset by proceeds received from issuance of common stock under the employee stock purchase plan and stock option exercises of $63,000, as well as an excess tax benefit from stock option exercises of $2,000.

The Company believes that based upon current business conditions and plans, its existing cash and investment balances and future cash generated from operations will be sufficient for its cash requirements for at least the next twelve months. In the event additional financing is needed, the Company has a $7,500,000 line of credit in place, collateralized by its available for sale investments.  Amounts borrowed, if any, would bear interest at the 30-day LIBOR rate plus 2% (effective rate of 2.18% as of March 31, 2015).

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2014, included in our Form 10-K filed with the Securities and Exchange Commission on March 4, 2015. We believe our most critical accounting policies and estimates include the following:

•                  revenue recognition;

•                  allowance for doubtful accounts;

•                  impairment of long-lived assets;

•                  income taxes; and

•                  stock-based compensation.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts that are not statements of historical or current facts, are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for at least the next twelve months; (ii) that we expect fluctuations in accounts receivable and payable, accrued liabilities, and deferred revenue; and (iii) plans to repurchase Company stock. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this statement was made. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

The factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (i) the risk that management may be unable to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (ii) the risk that the Company will not be able to develop and implement new product offerings, including mobile,  digital or other new offerings, in a successful manner; (iii) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with retailers and consumer packaged goods manufacturers; (iv) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions, the effect of current sales trends on fiscal year 2015 results and the benefit of our relationship with News America; (v) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a consumer packaged goods manufacturer, retailer, or News America; and (vi) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2015, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form

8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

PART II.         OTHER INFORMATION

Item 1.                     Legal Proceedings

None.

Item 1A.            Risk Factors

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. We believe there have been no material changes from the risk factors disclosed on Form 10-K.

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

Our share repurchase program activity for the three months ended March 31, 2015, under the plan was:

			Total Number of	Approximate Dollar
			Shares Purchased As	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under The Plans
	Repurchased	Per Share	or Programs	or Programs

January 1-31, 2015	7,831	$3.11	794,914	$2,558,000
February 1-28, 2015	9,968	$3.10	804,882	$2,527,000
March 1-31, 2015	12,770	$2.87	817,652	$2,490,000
	30,569	$3.01

Item 3.                     Defaults upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

The following exhibits are included herewith:

Exhibit Number	Description

10.1	2015 Executive Officer Incentive Bonus Plan
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification
101.1

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Comprehensive Income; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2015	Insignia Systems, Inc.
(Registrant)

/s/ Glen P. Dall
Glen P. Dall
President and Chief Executive Officer
(principal executive officer)

/s/ John C. Gonsior
John C. Gonsior
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description

+10.1	2015 Executive Officer Incentive Bonus Plan

+31.1	Certification of Principal Executive Officer.

+31.2	Certification of Principal Financial Officer.

++32	Section 1350 Certification.

+101.1

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Comprehensive Income; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

+	Filed herewith.
++	Furnished herewith.