Form 10-Q
period 2015-06-30
INSIGNIA SYSTEMS INC/MN
filed 2015-07-30
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2015

or

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

Yes ☐  No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of July 27, 2015 was 12,225,175.

Insignia Systems, Inc.

i

PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,712,000	$7,237,000
Accounts receivable, net	7,665,000	7,492,000
Available for sale investments	9,812,000	9,698,000
Inventories	449,000	523,000
Deferred tax assets	—	52,000
Income tax receivable	33,000	287,000
Prepaid expenses and other	452,000	715,000
Total Current Assets	27,123,000	26,004,000

Other Assets:
Property and equipment, net	1,246,000	1,467,000
Other, net	2,811,000	3,056,000

Total Assets	$31,180,000	$30,527,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,617,000	$3,088,000
Accrued liabilities:
Compensation	830,000	1,199,000
Other	518,000	719,000
Deferred tax liabilities	67,000	—
Income tax payable	109,000	82,000
Deferred revenue	1,181,000	172,000
Total Current Liabilities	5,322,000	5,260,000

Long-Term Liabilities:
Deferred tax liabilities	222,000	222,000
Accrued income taxes	486,000	486,000
Total Long-Term Liabilities	708,000	708,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued shares - 12,291,000 at June 30, 2015 and 12,216,000 at December 31, 2014
Outstanding shares - 12,243,000 at June 30, 2015 and 12,191,000 at December 31, 2014	122,000	122,000
Additional paid-in capital	19,415,000	19,177,000
Retained earnings	5,617,000	5,271,000
Accumulated other comprehensive loss	(4,000)	(11,000)
Total Shareholders’ Equity	25,150,000	24,559,000

Total Liabilities and Shareholders’ Equity	$31,180,000	$30,527,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Services revenues	$6,212,000	$5,847,000	$12,258,000	$11,798,000
Products revenues	461,000	497,000	956,000	949,000
Total Net Sales	6,673,000	6,344,000	13,214,000	12,747,000

Cost of services	3,371,000	3,139,000	6,760,000	6,554,000
Cost of goods sold	316,000	302,000	666,000	607,000
Total Cost of Sales	3,687,000	3,441,000	7,426,000	7,161,000
Gross Profit	2,986,000	2,903,000	5,788,000	5,586,000

Operating Expenses:
Selling	1,145,000	1,376,000	2,489,000	2,727,000
Marketing	451,000	327,000	786,000	562,000
General and administrative	1,003,000	1,088,000	1,965,000	2,018,000
Total Operating Expenses	2,599,000	2,791,000	5,240,000	5,307,000
Operating Income	387,000	112,000	548,000	279,000

Other income	27,000	6,000	37,000	12,000
Income Before Taxes	414,000	118,000	585,000	291,000

Income tax expense	164,000	48,000	239,000	106,000
Net Income	$250,000	$70,000	$346,000	$185,000

Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	1,000	—	7,000	—
Comprehensive Income	$251,000	$70,000	$353,000	$185,000

Net income per share:
Basic	$0.02	$0.01	$0.03	$0.01
Diluted	$0.02	$0.01	$0.03	$0.01

Shares used in calculation of net income per share:
Basic	12,213,000	12,854,000	12,212,000	12,854,000
Diluted	12,392,000	13,093,000	12,406,000	13,092,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30	2015	2014
Operating Activities:
Net income	$346,000	$185,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	567,000	539,000
Changes in allowance for doubtful accounts	(32,000)	—
Deferred income tax expense	119,000	—
Stock-based compensation	278,000	217,000
Gain on sale of property and equipment	—	(14,000)
Changes in operating assets and liabilities:
Accounts receivable	(141,000)	(1,608,000)
Inventories	74,000	(33,000)
Income tax receivable	254,000	(38,000)
Prepaid expenses and other	263,000	(33,000)
Accounts payable	(471,000)	(779,000)
Accrued liabilities	(570,000)	(393,000)
Income tax payable	30,000	(22,000)
Excess tax benefit from stock option exercises	(3,000)	—
Deferred revenue	1,009,000	670,000
Net cash provided by (used in) operating activities	1,723,000	(1,309,000)

Investing Activities:
Purchases of property and equipment	(101,000)	(163,000)
Purchases of investments	(3,439,000)	—
Proceeds from sale/maturity of investments	3,332,000	—
Acquisition of selling rights and other	—	(542,000)
Proceeds received from sale of property and equipment	—	14,000
Net cash used in investing activities	(208,000)	(691,000)

Financing Activities:
Proceeds from issuance of common stock, net	56,000	178,000
Excess tax benefit from stock option exercises	3,000	—
Repurchase of common stock, net	(99,000)	(455,000)
Net cash used in financing activities	(40,000)	(277,000)

Increase (decrease) in cash and cash equivalents	1,475,000	(2,277,000)

Cash and cash equivalents at beginning of period	7,237,000	21,763,000
Cash and cash equivalents at end of period	$8,712,000	$19,486,000

Supplemental disclosures for cash flow information:
Cash paid during the year for income taxes	$13,000	$247,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.              Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to consumer packaged goods manufacturers and retailers. The Company’s products include the Insignia Point-of-Purchase Services (POPS) in-store advertising program, thermal sign card supplies for the Company’s Impulse Retail systems, laser printable cardstock and label supplies. Additionally, in October 2014, the Company announced a new product, The Like MachineTM, which is an in-store consumer approval device. The Company pays royalties pursuant to a licensing agreement to sell this new product. The Like Machine is currently in the pilot phase of launch, and the Company expects to more fully roll out this offering during 2015.

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2015, its results of operations for the three and six months ended June 30, 2015 and 2014, and its cash flows for the six months ended June 30, 2015 and 2014. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2014 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily composed of parts and supplies for Impulse machine, sign cards, and rollstock.  Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consisted of the following:

	June 30,	December 31,
	2015	2014
Raw materials	$70,000	$110,000
Work-in-process	10,000	8,000
Finished goods	369,000	405,000
	$449,000	$523,000

Property and Equipment. Property and equipment consisted of the following:

	June 30,	December 31,
	2015	2014
Property and Equipment:
Production tooling, machinery and equipment	$3,932,000	$3,976,000
Office furniture and fixtures	260,000	260,000
Computer equipment and software	1,131,000	1,065,000
Web site	40,000	40,000
Leasehold improvements	616,000	616,000
Construction in-progress	71,000	35,000
	6,050,000	5,992,000
Accumulated depreciation and amortization	(4,804,000)	(4,525,000)
Net Property and Equipment	$1,246,000	$1,467,000

Depreciation expense was approximately $159,000 and $322,000 in the three and six months ended June 30, 2015, respectively, and $157,000 and $312,000 in the three and six months ended June 30, 2014, respectively.

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based awards at fair value using the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The Company recognizes stock-based compensation expense on a straight-line method over the requisite service period of the award.

The Company issued 200,000 stock option awards, with a weighted average exercise price of $2.82, during the six months ended June 30, 2015, and the Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 3.4 years, expected volatility of 45%, dividend yield of 0% and risk-free interest rate of 1.18%.

The Company estimated the fair value of stock-based rights granted during the six months ended June 30, 2015, under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 years, expected volatility of 37%, dividend yield of 0% and risk-free interest rate of 0.25%.

The Company issued 31,000 restricted stock units during the six months ended June 30, 2015. The units were assigned a value of $2.82 per share, based on the stock price on the date of the grant, and vest over three years. Stock-based compensation expense for the restricted stock units during the three and six months ended June 30, 2015 was $13,000 and $23,000. The Company issued 25,000 restricted stock units during the six months ended June 30, 2014. The units were assigned a value of $3.03 per share, based on the stock price on the date of the grant, and vest over three years. Stock-based compensation expense for the restricted stock units during the three and six months ended June 30, 2014 was $5,000.

In June 2015, equity grants were made by the Company to the Board of Directors, pursuant to the 2013 Omnibus Stock and Incentive Plan, as amended, in the form of fully vested shares of common stock. A total of 37,233 shares were granted to the Board of Directors. The shares were assigned a value of $2.82 per share, based on the stock price on the date of grant, for a total value of $105,000, which is included in stock-based compensation expense.

Total stock-based compensation expense recorded for the three and six months ended June 30, 2015 was $195,000 and $278,000, respectively, and for the three and six months ended June 30, 2014 was $181,000 and $217,000, respectively.

During the three and six months ended June 30, 2015 there were approximately 10,000 shares and 34,000 shares issued pursuant to stock option exercises, for which the Company received proceeds of $1,000 and $2,000, respectively. During the three and six months ended June 30, 2014, there were approximately 15,000 and 69,000 shares issued pursuant to stock option exercises, for which the Company received proceeds of $29,000 and $100,000, respectively. A portion of the stock option exercises in the three and six months ended June 30, 2015 and 2014 were done on a cashless basis.

Net Income per Share. Basic net income per share is computed by dividing net income by the weighted average shares outstanding and excludes any potential dilutive effects of stock options. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period.

Options to purchase approximately 628,000 and 650,000 shares of common stock with a weighted average exercise price of $3.79 and $3.89, respectively, were outstanding at June 30, 2015 and were not included in the computation of common stock equivalents for the three and six months ended June 30, 2015 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options to purchase approximately 579,000 and 519,000 shares of common stock with a weighted average exercise price of $4.28 and $4.32, respectively, were outstanding at June 30, 2014 and were not included in the computation of common stock equivalents for the three and six months ended June 30, 2014 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Denominator for basic net income per share - weighted average shares	12,213,000	12,854,000	12,212,000	12,854,000
Effect of dilutive securities:
Stock options and restricted stock units	179,000	239,000	194,000	238,000
Denominator for diluted net income per share - weighted average shares	12,392,000	13,093,000	12,406,000	13,092,000

2.              Investments.  The Company carries certain investments intended to increase the yield on available cash balances. The Company has classified all investments as current assets, as they are available to fund current operations. These investments are in debt securities, with an average maturity of approximately one year, and are classified as available-for-sale.

These investments are accounted for in accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments — Debt and Equity Securities.” At June 30, 2015, the Company’s investment balances consisted solely of available-for-sale securities and were carried at fair value in accordance with ASC 820-10. As of June 30, 2015, all available-for-sale securities were valued using Level 2 inputs, in accordance with ASC 820-10. There were no such investments as of June 30, 2014.

3.              Line of Credit.  The Company maintains a line of credit, which is collateralized by its investment balances. The total availability under the line of credit is $7,500,000 and outstanding amounts would bear interest at the 30-day LIBOR rate plus 2% (effective rate of 2.19% as of June 30, 2015). There were no amounts outstanding on this line of credit at any point during the three and six months ended June 30, 2015.

4.              Selling Arrangement.  In February 2011, the Company paid News America Marketing In-Store, LLC (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 and $200,000 in both the three and six months ended June 30, 2015 and 2014, respectively, and is expected to be $400,000 per year over the next five years, is recorded within cost of services in the Company’s statements of comprehensive income. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s condensed balance sheets.

5.              Income Taxes.  For the three and six months ended June 30, 2015, the Company recorded income tax expense of $164,000 and $239,000, or 39.6%  and 40.9% of income before taxes, respectively. For the three and six months ended June 30, 2014, the Company recorded income tax expense of $48,000 and $106,000, or 40.7% and 36.4% of income before taxes, respectively. The income tax provision for the three and six months ended June 30, 2015 and 2014 is comprised of federal and state taxes. The primary differences between the Company’s June 30, 2015 and 2014 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income.

As of June 30, 2015 and December 31, 2014, the Company has unrecognized tax benefits totaling $486,000, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $486,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2015.

6.              Concentrations.  During the six months ended June 30, 2015, one customer accounted for 35% of the Company’s total net sales. During the six months ended June 30, 2014, two customers accounted for 33% and 11% of the Company’s total net sales. At June 30, 2015, one customer accounted for 37% of the Company’s total accounts receivable. At December 31, 2014, one customer accounted for 48% of the Company’s total accounts receivable.

The loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

7.              Share Repurchase. On December 3, 2013, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before December 3, 2015. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. For the three and six months ended June 30, 2015, the Company repurchased approximately 2,000 and 33,000 shares, respectively, at a total cost of $6,000 and $99,000. For the three and six months ended June 30, 2014, the Company repurchased approximately 147,000 shares, at a total cost of $455,000.

8.              Recently Issued Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on the financial statements.

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

Company Overview

Insignia Systems, Inc. (referred to in this Quarterly Report on Form 10-Q as “Insignia,” “we,” “us,” “our” and the “Company”) is a developer and marketer of innovative in-store products, programs and services that help consumer packaged goods (“CPG”) manufacturers and retail partners drive sales at the point of purchase. The Company was incorporated in 1990, and since 1998, the Company has been focused on managing a retail network for the primary purpose of providing turn-key at-shelf market access for CPG manufacturers’ marketing programs. Insignia provides participating retailers with benefits including incremental revenue, incremental sales opportunities, increased shopper engagement in-store, and custom creative development and other in-kind services.

Insignia’s primary product is the Point-Of-Purchase Services (POPS®) in-store advertising program. Insignia POPS® is a national, account-specific, shelf-edge advertising and promotion tactic. Internal testing has indicated the program can deliver significant sales impact for the featured brand. The program allows manufacturers to deliver vital product information to consumers at the point-of-purchase, and to leverage the local retailer brand and store-specific prices to provide a unique “call to action” that draws attention to the featured brand and triggers a purchase decision. CPG customers benefit from Insignia’s nimble operational capabilities, which include short lead times, in-house graphic design capabilities, post-program analytics, and micro-marketing capabilities such as variable or bilingual messaging.

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

2015 Business Overview

Summary of Financial Results

For the quarter ended June 30, 2015, the Company generated total net sales of $6,673,000, as compared with total net sales of $6,344,000 for the quarter ended June 30, 2014. For the six months ended June 30, 2015, we generated total net sales of $13,214,000, as compared with total net sales of $12,747,000 in the six months ended June 30, 2014. Net income for the quarter ended June 30, 2015 was $250,000, as compared to $70,000 for the quarter ended June 30, 2014. Net income for the six months ended June 30, 2015 was $346,000, compared to $185,000 for the six months ended June 30, 2014.

At June 30, 2015, our cash, cash equivalents and available for sale investments balance was $18,524,000, as compared to $16,935,000 at December 31, 2014. We had no debt as of June 30, 2015.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Comprehensive Income as a percentage of total net sales.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.2	54.3	56.2	56.2
Gross profit	44.8	45.7	43.8	43.8
Operating expenses:
Selling	17.2	21.7	18.9	21.4
Marketing	6.8	5.2	5.9	4.4
General and administrative	15.0	17.1	14.9	15.8
Total operating expenses	39.0	44.0	39.7	41.6
Operating income	5.8	1.7	4.1	2.2
Other income	0.4	0.1	0.3	0.1
Income before taxes	6.2	1.8	4.4	2.3
Income tax expense	2.5	0.7	1.8	0.8
Net income	3.7%	1.1%	2.6%	1.5%

Three Months and Six Months Ended June 30, 2015 Compared to Three Months and Six Months Ended June 30, 2014

Net Sales.  Net sales for the three months ended June 30, 2015 increased 5.2% to $6,673,000 compared to $6,344,000 for the three months ended June 30, 2014. Total net sales for the six months ended June 30, 2015 increased 3.7% to $13,214,000 compared to $12,747,000 for the six months ended June 30, 2014.

Service revenues for the three months ended June 30, 2015 increased 6.2% to $6,212,000 compared to $5,847,000 for the three months ended June 30, 2014. The increase was primarily due to a 9% increase in the number of signs placed, partially offset by a 3% decrease in average price per sign, which was a result of program and customer mix. Service revenues for the six months ended June 30, 2015 increased 3.9% to $12,258,000 compared to $11,798,000 for the six months ended June 30, 2014. The increase was primarily due to a 3% increase in the average price per sign, which was a result of program and customer mix.

Product revenues for the three months ended June 30, 2015 decreased 7.2% to $461,000 compared to $497,000 for the three months ended June 30, 2014. The decrease was primarily due to lower sales of sign card supplies.  Product revenues for the six months ended June 30, 2015 increased 0.7% to $956,000 compared to $949,000 for the six months ended June 30, 2014.

Gross Profit. Gross profit for the three months ended June 30, 2015 increased 2.9% to $2,986,000 compared to $2,903,000 for the three months ended June 30, 2014. Gross profit for the six months ended June 30, 2015 increased 3.6% to $5,788,000 compared to $5,586,000 for the six months ended June 30, 2014. Gross profit as a percentage of total net sales decreased to 44.8% for the three months ended June 30, 2015, compared to 45.7% for the three months ended June 30, 2014. Gross profit as a percentage of total net sales was 43.8% for each of the six months ended June 30, 2015 and June 30, 2014.

Service revenues: Gross profit from our service revenues for the three months ended June 30, 2015 increased 4.9% to $2,841,000 compared to $2,708,000 for the three months ended June 30, 2014.  The increase was primarily due to an overall increase in service revenues, partially offset by increased costs associated with the pilot of our new service offering, The Like Machine. Gross profit from our service revenues for the six months ended June 30, 2015 increased 4.8% to $5,498,000 compared to $5,244,000 for the six months ended June 30, 2014. The increase was primarily due the factors described above.

Gross profit as a percentage of service revenues for the three months ended June 30, 2015 decreased to 45.7% compared to 46.3% for the three months ended June 30, 2014. The decrease was primarily due to increased costs associated with the launch of The Like Machine. Gross profit as a percentage of service revenues for the six months ended June 30, 2015 increased to 44.9% compared to 44.4% for the six months ended June 30, 2014. The increase was due to an overall increase in service revenues, partially offset by increased costs associated with the launch of The Like Machine.

Product revenues: Gross profit from our product revenues for the three months ended June 30, 2015 decreased 25.6% to $145,000 compared to $195,000 for the three months ended June 30, 2014. The decrease was primarily due to decreased product revenues, combined with increased material costs. Gross profit from our product revenues for the six months ended June 30, 2015 decreased 15.2% to $290,000 compared to $342,000 for the six months ended June 30, 2014. The decrease was primarily due to the factors described above.

Gross profit as a percentage of product revenues was 31.5% for the three months ended June 30, 2015 compared to 39.2% for the three months ended June 30, 2014. The decrease was primarily due to the factors described above. Gross profit as a percentage of product revenues was 30.3% for the six months ended June 30, 2015 compared to 36.0% for the six months ended June 30, 2014. The decrease was primarily due to the factors described above.

Operating Expenses

Selling.  Selling expenses for the three months ended June 30, 2015 decreased 16.8% to $1,145,000 compared to $1,376,000 for the three months ended June 30, 2014. The decrease was primarily due to decreased staffing and staffing-related costs. Selling expenses for the six months ended June 30, 2015 decreased 8.7% to $2,489,000 compared to $2,727,000 for the six months ended June 30, 2014. The decrease was primarily due to the factors described above.

Selling expenses as a percentage of total net sales decreased to 17.2% for the three months ended June 30, 2015 compared to 21.7% for the three months ended June 30, 2014. The decrease was primarily due to decreased staffing and staffing related costs, combined with increased sales. Selling expenses as a percentage of total net sales decreased to 18.9% for the six months ended June 30, 2015 compared to 21.4% for the six months ended June 30, 2014. The decrease was primarily due to factors described above.

Marketing.  Marketing expenses for the three months ended June 30, 2015 increased 37.9% to $451,000 compared to $327,000 for the three months ended June 30, 2014. Increased marketing expense was primarily the result of corporate growth spend and other marketing initiatives. Marketing expenses for the six months ended June 30, 2015 increased 39.9% to $786,000 compared to $562,000 for the six months ended June 30, 2014. The increase was primarily due to the factors described above.

Marketing expenses as a percentage of total net sales increased to 6.8% for the three months ended June 30, 2015 compared to 5.2% for the three months ended June 30, 2014. The increase was primarily due to the factors described above, partially offset by increased sales. Marketing expenses as a percentage of total net sales increased to 5.9% for the six months ended June 30, 2015 compared to 4.4% for the six months ended June 30, 2014. The increase was primarily due to the factors described above.

General and administrative.  General and administrative expenses for the three months ended June 30, 2015 decreased 7.8% to $1,003,000 compared to $1,088,000 for the three months ended June 30, 2014. The decrease was primarily due to decreased staffing and legal costs. General and administrative expenses for the six months ended June 30, 2015 decreased 2.6% to $1,965,000 compared to $2,018,000 for the six months ended June 30, 2014. The decrease was primarily due to the factors described above.

General and administrative expenses as a percentage of total net sales decreased to 15.0% for the three months ended June 30, 2015 compared to 17.1% for the three months ended June 30, 2014. The decrease was primarily due to decreased staffing and legal costs, combined with increased sales. General and administrative expenses as a percentage of total net sales decreased to 14.9% for the six months ended June 30, 2015 compared to 15.8% for the six months ended June 30, 2014. The decrease was primarily due to the factors described above.

In connection with the resignation of Glen Dall as Company’s President, Chief Executive Officer and board member, the Company expects to incur expense of approximately $250,000 during the quarter ended September 30, 2015.

Other Income.  Other income for the three months ended June 30, 2015 was $27,000 compared to $6,000 for the three months ended June 30, 2014. Other income for the six months ended June 30, 2015 was $37,000 compared to $12,000 for the six months ended June 30, 2014. Other income is comprised of interest earned on cash, cash equivalents, and available for sale investment balances.

Income Taxes.  For the three and six months ended June 30, 2015, the Company recorded income tax expense of $164,000 and $239,000, or 39.6%  and 40.9% of income before taxes, respectively. For the three and six months ended June 30, 2014, the Company recorded income tax expense of $48,000 and $106,000, or 40.7% and 36.4% of income before taxes, respectively. The income tax provision for the three and six months ended June 30, 2015 and 2014 is comprised of federal and state taxes. The primary differences between the Company’s June 30, 2015 and 2014 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income.

Other Comprehensive Income.  Other comprehensive income is composed of unrealized gains and losses, net of tax, from available for sale investments.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales, sales of its services and products and legal settlement proceeds. At June 30, 2015, working capital was $21,801,000 compared to $20,744,000 at December 31, 2014. During the six months ended June 30, 2015, cash and cash equivalents increased $1,475,000 from $7,237,000 at December 31, 2014, to $8,712,000 at June 30, 2015.

Operating Activities:  Net cash provided by operating activities during the six months ended June 30, 2015, was $1,723,000. Net income of $346,000, plus non-cash adjustments of $932,000 and changes in operating assets and liabilities of $445,000 resulted in the $1,723,000 of cash provided by operating activities. The largest component of the change in operating assets and liabilities was deferred revenue which increased $1,009,000 as a result of the timing of customer billings. The non-cash adjustments consisted of depreciation and amortization expense, changes in allowance for doubtful accounts, deferred income tax expense, and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities:  Net cash used in investing activities during the six months ended June 30, 2015 was $208,000. This was related to the net purchases of available for sale investments of $107,000, and purchase of property and equipment of $101,000.

Financing Activities:  Net cash used in financing activities during the six months ended June 30, 2015 was $40,000, which related to the repurchase of common stock under the Company’s share repurchase plan of $99,000, partially offset by proceeds received from issuance of common stock under the employee stock purchase plan and stock option exercises of $56,000, as well as an excess tax benefit from stock option exercises of $3,000.

The Company believes that based upon current business conditions and plans, its existing cash and investment balances and future cash generated from operations will be sufficient for its cash requirements for at least the next twelve months. In the event additional financing is needed, the Company maintains a $7,500,000 line of credit, collateralized by its available for sale investments. Amounts borrowed, if any, would bear interest at the 30-day LIBOR rate plus 2% (effective rate of 2.19% as of June 30, 2015).

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts that are not statements of historical or current facts, are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks,” “will” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for at least the next twelve months; (ii) that we expect fluctuations in accounts receivable and payable, accrued liabilities, and deferred revenue; and (iii) plans to repurchase Company stock. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this statement was made. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

The factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (i) the risk that management may be unable to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (ii) the risk that the Company will not be able to develop and implement new product offerings, including mobile,  digital or other new offerings, in a successful manner; (iii) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with retailers and consumer packaged goods manufacturers; (iv) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions, the effect of current sales trends on fiscal year 2015 results and the benefit of our relationship with News America; (v) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a consumer packaged goods manufacturer, retailer, or News America; and (vi) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2014, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive and financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s principal executive and financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to the Company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding disclosures.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 1.                     Legal Proceedings

None.

Item 1A.            Risk Factors

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. We believe there have been no material changes from the risk factors disclosed in that Form 10-K.

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

Our share repurchase activity for the three months ended June 30, 2015, was as follows:

				Total Number of	Approximate Dollar
				Shares Purchased As	Value of Shares That
	Total Number		Average	Part of Publicly	May Yet Be Purchased
	of Shares		Price Paid	Announced Plans	Under The Plans
	Repurchased		Per Share	or Programs	or Programs
April 1-30, 2015	2,000		$2.90	819,652	$2,484,000
May 1-31, 2015	2,668	(1)	$2.89	819,652	$2,484,000
June 1-30, 2015	—		—	819,652	$2,484,000
Total	4,668		$2.89

(1) Represents shares surrendered to the Company to satisfy minimum withholding tax obligations in connection with the vesting of restricted stock units. These shares were not purchased under the Board of Directors authorization described above.

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

10.1

Amendment to Standstill Agreement, dated April 29, 2015, by and among the Company, Nicholas J. Swenson, Air T., Inc., Groveland Capital LLC, and Groveland Hedged Credit Fund LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2015)

10.2	2013 Omnibus Stock and Incentive Plan, as amended

31	Certification of Principal Executive and Financial Officer

32	Section 1350 Certification

101

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Comprehensive Income; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2015	Insignia Systems, Inc.
(Registrant)

/s/ John C. Gonsior
John C. Gonsior
President and Chief Financial Officer
(on behalf of the registrant and as principal
executive and financial officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference

10.1

Amendment to Standstill Agreement, dated April 29, 2015, by and among the Company, Nicholas J. Swenson, Air T., Inc., Groveland Capital LLC, and Groveland Hedged Credit Fund LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2015)

Incorporated by Reference

10.2	2013 Omnibus Stock and Incentive Plan, as amended	Filed Electronically

31	Certification of Principal Executive Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Comprehensive Income; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

Filed Electronically