Form 10-Q
period 2015-09-30
INSIGNIA SYSTEMS INC/MN
filed 2015-10-29
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2015

or

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

Yes ☐     No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of October 26, 2015 was 11,638,403.

Insignia Systems, Inc.

i

PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

Insignia Systems, Inc.

CONDENSED BALANCE SHEETS

	September 30,
	2015	December 31,
	(Unaudited)	2014
ASSETS
Current Assets:
Cash and cash equivalents	$9,095,000	$7,237,000
Accounts receivable, net	7,054,000	7,492,000
Available for sale investments	9,910,000	9,698,000
Inventories	468,000	523,000
Deferred tax assets	—	52,000
Income tax receivable	10,000	287,000
Prepaid expenses and other	597,000	715,000
Total Current Assets	27,134,000	26,004,000

Other Assets:
Property and equipment, net	1,120,000	1,467,000
Other, net	2,689,000	3,056,000

Total Assets	$30,943,000	$30,527,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,709,000	$3,088,000
Accrued liabilities:
Compensation	1,376,000	1,199,000
Other	1,040,000	719,000
Deferred tax liabilities	67,000	—
Income tax payable	237,000	82,000
Deferred revenue	628,000	172,000
Total Current Liabilities	6,057,000	5,260,000

Long-Term Liabilities:
Deferred tax liabilities	222,000	222,000
Accrued income taxes	486,000	486,000
Total Long-Term Liabilities	708,000	708,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01: Authorized shares - 40,000,000 Issued shares - 11,777,000 at September 30, 2015 and 12,216,000 at December 31, 2014 Outstanding shares - 11,687,000 at September 30, 2015 and 12,191,000 at December 31, 2014	117,000	122,000
Additional paid-in capital	17,887,000	19,177,000
Retained earnings	6,178,000	5,271,000
Accumulated other comprehensive loss	(4,000)	(11,000)
Total Shareholders’ Equity	24,178,000	24,559,000

Total Liabilities and Shareholders’ Equity	$30,943,000	$30,527,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Services revenues	$7,098,000	$7,104,000	$19,356,000	$18,902,000
Products revenues	450,000	416,000	1,406,000	1,365,000
Total Net Sales	7,548,000	7,520,000	20,762,000	20,267,000

Cost of services	3,734,000	3,494,000	10,494,000	10,048,000
Cost of goods sold	315,000	317,000	981,000	924,000
Total Cost of Sales	4,049,000	3,811,000	11,475,000	10,972,000
Gross Profit	3,499,000	3,709,000	9,287,000	9,295,000

Operating Expenses:
Selling	962,000	1,433,000	3,451,000	4,160,000
Marketing	468,000	416,000	1,254,000	978,000
General and administrative	1,145,000	1,022,000	3,110,000	3,040,000
Total Operating Expenses	2,575,000	2,871,000	7,815,000	8,178,000
Operating Income	924,000	838,000	1,472,000	1,117,000

Other income	19,000	13,000	56,000	25,000
Income Before Taxes	943,000	851,000	1,528,000	1,142,000

Income tax expense	382,000	427,000	621,000	533,000
Net Income	561,000	424,000	907,000	609,000

Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securites	—	(4,000)	7,000	(4,000)
Comprehensive Income	$561,000	$420,000	$914,000	$605,000

Net income per share:
Basic	$0.05	$0.03	$0.07	$0.05
Diluted	$0.05	$0.03	$0.07	$0.05

Shares used in calculation of net income per share:
Basic	12,107,000	12,593,000	12,177,000	12,767,000
Diluted	12,241,000	12,824,000	12,351,000	13,003,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2015	2014
Operating Activities:
Net income	$907,000	$609,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	851,000	824,000
Change in allowance for doubtful accounts	(19,000)	34,000
Deferred income tax expense	119,000	—
Stock-based compensation	267,000	300,000
Gain on sale of property and equipment	(25,000)	(14,000)
Changes in operating assets and liabilities:
Accounts receivable	457,000	(3,379,000)
Inventories	55,000	(89,000)
Income tax receivable	277,000	(1,000)
Prepaid expenses and other	118,000	(526,000)
Accounts payable	(379,000)	86,000
Accrued liabilities	498,000	(270,000)
Income tax payable	159,000	236,000
Excess tax benefit from stock option exercises	(4,000)	(11,000)
Deferred revenue	456,000	441,000
Net cash provided by (used in) operating activities	3,737,000	(1,760,000)

Investing Activities:
Purchases of property and equipment	(137,000)	(319,000)
Acquisition of selling rights and other	—	(542,000)
Purchases of investments	(4,513,000)	(10,255,000)
Proceeds from sale/maturity of investments	4,308,000	955,000
Proceeds received from sale of property and equipment	25,000	14,000
Net cash used in investing activities	(317,000)	(10,147,000)

Financing Activities:
Proceeds from issuance of common stock, net	48,000	199,000
Excess tax benefit from stock option exercises	4,000	11,000
Repurchase of common stock, net	(1,614,000)	(1,886,000)
Net cash used in financing activities	(1,562,000)	(1,676,000)

Increase (decrease) in cash and cash equivalents	1,858,000	(13,583,000)

Cash and cash equivalents at beginning of period	7,237,000	21,763,000
Cash and cash equivalents at end of period	$9,095,000	$8,180,000

Supplemental disclosures for cash flow information:
Cash paid during the year for income taxes	$243,000	$377,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.              Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to consumer packaged goods manufacturers and retailers. The Company’s products include the Insignia Point-of-Purchase Services (POPS) in-store advertising program, thermal sign card supplies for the Company’s Impulse Retail systems, laser printable cardstock and label supplies. Additionally, in October 2014, the Company announced a new product, The Like MachineTM, which is an in-store consumer approval device. The Company pays royalties pursuant to a licensing agreement to sell this new product, which is currently in the pilot phase of its launch.

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2015, its results of operations for the three and nine months ended September 30, 2015 and 2014, and its cash flows for the nine months ended September 30, 2015 and 2014. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2014 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily composed of parts and supplies for Impulse machine, sign cards, and rollstock.  Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consisted of the following:

	September 30,	December 31,
	2015	2014
Raw materials	$90,000	$110,000
Work-in-process	30,000	8,000
Finished goods	348,000	405,000
	$468,000	$523,000

Property and Equipment. Property and equipment consisted of the following:

	September 30,	December 31,
	2015	2014
Property and Equipment:
Production tooling, machinery and equipment	$3,805,000	$3,976,000
Office furniture and fixtures	260,000	260,000
Computer equipment and software	1,149,000	1,065,000
Web site	40,000	40,000
Leasehold improvements	616,000	616,000
Construction in-progress	67,000	35,000
	5,937,000	5,992,000
Accumulated depreciation and amortization	(4,817,000)	(4,525,000)
Net Property and Equipment	$1,120,000	$1,467,000

Depreciation expense was approximately $160,000 and $482,000 in the three and nine months ended September 30, 2015, respectively, and $159,000 and $471,000 in the three and nine months ended September 30, 2014, respectively.

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based awards at fair value using the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The Company recognizes stock-based compensation expense on a graded-attribution method over the requisite service period of the award.

The Company issued 200,000 stock option awards, with a weighted average exercise price of $2.82, during the nine months ended September 30, 2015, and the Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 3.4 years, expected volatility of 45%, dividend yield of 0% and risk-free interest rate of 1.18%.

The Company estimated the fair value of stock-based rights granted during the nine months ended September 30, 2015, under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 years, expected volatility of 37%, dividend yield of 0% and risk-free interest rate of 0.25%.

The Company issued 99,000 restricted stock units during the nine months ended September 30, 2015. The units were assigned a weighted average value of $2.71 per share, based on the stock price on the date of the grant, and vest over a weighted average of 2.3 years. The Company issued 25,000 restricted stock units during the nine months ended September 30, 2014. The units were assigned a value of $3.03 per share, based on the stock price on the date of the grant, and vest over three years.

In June 2015, equity grants were made by the Company to the Board of Directors, pursuant to the 2013 Omnibus Stock and Incentive Plan, as amended, in the form of fully vested shares of common stock. A total of 37,233 shares were granted to the Board of Directors. The shares were assigned a value of $2.82 per share, based on the stock price on the date of grant.

Total stock-based compensation (benefit) expense recorded for the three and nine months ended September 30, 2015 was ($11,000) and $267,000, respectively, and for the three and nine months ended September 30, 2014 was $83,000 and $300,000, respectively. The benefit recorded for the three months ended September 30, 2015 was due to stock option and restricted stock unit forfeitures, primarily related to the resignation of the Company’s Chief Executive Officer in July 2015.

During the three and nine months ended September 30, 2015, there were approximately 80,000 shares and 113,000 shares issued pursuant to stock option exercises, for which the Company received proceeds of $0 and $2,000, respectively. During the three and nine months ended September 30, 2014, there were approximately 26,000 and 95,000 shares issued pursuant to stock option exercises, for which the Company received proceeds of $24,000 and $125,000, respectively. A portion of the stock option exercises in the three and nine months ended September 30, 2015 and 2014 were done on a cashless basis.

Net Income per Share. Basic net income per share is computed by dividing net income by the weighted average shares outstanding and excludes any potential dilutive effects of outstanding stock options and restricted stock units. Diluted net income per share gives effect to all diluted potential common shares outstanding during the period.

Options to purchase approximately 660,000 and 653,000 shares of common stock with a weighted average exercise price of $3.64 and $3.80, respectively, were outstanding at September 30, 2015 and were not included in the computation of common stock equivalents for the three and nine months ended September 30, 2015 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Options to purchase approximately 695,000 and 578,000 shares of common stock with a weighted average exercise price of $4.20 and $4.27, respectively, were outstanding at September 30, 2014 and were not included in the computation of common stock equivalents for the three and nine months ended September 30, 2014 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Denominator for basic net income per share - weighted average shares	12,107,000	12,593,000	12,177,000	12,767,000
Effect of dilutive securities:
Stock options and restricted stock units	134,000	231,000	174,000	236,000
Denominator for diluted net income per share - weighted average shares	12,241,000	12,824,000	12,351,000	13,003,000

2.              Investments.  The Company carries certain investments intended to increase the yield on available cash balances. The Company has classified all investments as current assets, as they are available to fund current operations. These investments are in debt securities, with an average maturity of approximately one year, and are classified as available-for-sale.

These investments are accounted for in accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments — Debt and Equity Securities.” At September 30, 2015, the Company’s investment balances consisted solely of available-for-sale securities and were carried at fair value in accordance with ASC 820-10. As of September 30, 2015, all available-for-sale securities were valued using Level 2 inputs, in accordance with ASC 820-10.

3.              Line of Credit.  The Company maintains a line of credit, which is collateralized by its investment balances. The total availability under the line of credit is $7,500,000 and outstanding amounts would bear interest at the 30-day LIBOR rate plus 2% (effective rate of 2.19% as of September 30, 2015). There were no amounts outstanding on this line of credit at any point during the nine months ended September 30, 2015.

4.              Selling Arrangement.  In February 2011, the Company paid News America Marketing In-Store, LLC (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 and $300,000 in both the three and nine months ended September 30, 2015 and 2014, respectively, and is expected to be $400,000 per year over the next five years, is recorded within cost of services in the Company’s statements of comprehensive income. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s condensed balance sheets.

5.              Income Taxes.  For the three and nine months ended September 30, 2015, the Company recorded income tax expense of $382,000 and $621,000, or 40.5%  and 40.6% of income before taxes, respectively. For the three and nine months ended September 30, 2014, the Company recorded income tax expense of $427,000 and $533,000, or 50.2% and 46.7% of income before taxes, respectively. The income tax provision for the three and nine months ended September 30, 2015 and 2014 is comprised of federal and state taxes. The primary differences between the Company’s September 30, 2015 and 2014 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income.

As of September 30, 2015 and December 31, 2014, the Company has unrecognized tax benefits totaling $486,000, including interest, which relate to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $486,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2015.

6.              Concentrations.  During the nine months ended September 30, 2015, one customer accounted for 35% of the Company’s total net sales. During the nine months ended September 30, 2014, two customers accounted for 30% and 12% of the Company’s total net sales. At September 30, 2015, one customer accounted for 44% of the Company’s total accounts receivable. At December 31, 2014, one customer accounted for 48% of the Company’s total accounts receivable.

The loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

7.              Share Repurchases. On December 3, 2013, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before December 3, 2015. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. For the three and nine months ended September 30, 2015, the Company repurchased approximately 577,000 and 609,000 shares, respectively, at a total cost of $1,515,000 and $1,614,000, respectively. For the three and nine months ended September 30, 2014, the Company repurchased approximately 455,000 and 602,000 shares, at a total cost of $1,431,000 and $1,886,000, respectively.

8.              Severance Accrual. During the three months ended September 30, 2015, the Company recorded a net charge of $223,000 to general and administrative expenses relating to the resignation of the Company’s Chief Executive Officer. This net charge consisted of severance costs of $350,000, reduced by the effect of forfeitures of previously expensed unvested stock options and restricted stock unit awards and a reduction to the bonus accrual that together totaled $127,000. A severance accrual of $350,000 was included in accrued compensation on the Company’s condensed balance sheet as of September 30, 2015.

9.              Recently Issued Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. The Company plans to adopt the new provisions of this accounting standard at the beginning of fiscal year 2018. The Company will further study the implications of this statement in order to evaluate the expected impact on the financial statements.

In July 2015, FASB issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory applies to all inventory except inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of the standard on the consolidated financial statements.

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

In October 2014, the Company announced the introduction of a new product, The Like MachineTM, which is an innovative new media that harnesses the power of social media, consumer engagement, and word-of-mouth recommendation at the point of purchase. The Like Machine is currently in the pilot phase of its launch. Revenues generated from The Like Machine are included in service revenue on the Company’s statements of comprehensive income.  The Company licenses this product from TLM Holdings, LLC, a company in which Insignia’s Chief Sales and Marketing Officer, Tim Halfmann, serves as a non-operating principal.

2015 Business Overview

Summary of Financial Results

For the quarter ended September 30, 2015, the Company generated total net sales of $7,548,000, as compared with total net sales of $7,520,000 for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, we generated total net sales of $20,762,000, as compared with total net sales of $20,267,000 in the nine months ended September 30, 2014. Net income for the quarter ended September 30, 2015 was $561,000, as compared to $424,000 for the quarter ended September 30, 2014. Net income for the nine months ended September 30, 2015 was $907,000, compared to $609,000 for the nine months ended September 30, 2014.

At September 30, 2015, our cash, cash equivalents and available for sale investments balance was $19,005,000, as compared to $16,935,000 at December 31, 2014. We had no debt as of September 30, 2015.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Comprehensive Income as a percentage of total net sales.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.7	50.7	55.2	54.1
Gross profit	46.3	49.3	44.8	45.9
Operating expenses:
Selling	12.7	19.1	16.6	20.6
Marketing	6.2	5.5	6.0	4.8
General and administrative	15.1	13.6	15.0	15.0
Total operating expenses	34.0	38.2	37.6	40.4
Operating income	12.3	11.1	7.2	5.5
Other income	0.2	0.2	0.2	0.1
Income before taxes	12.5	11.3	7.4	5.6
Income tax expense	5.1	5.7	3.0	2.6
Net income	7.4%	5.6%	4.4%	3.0%

Three Months and Nine Months Ended September 30, 2015 Compared to Three Months and Nine Months Ended September 30, 2014

Total Net Sales.  Total net sales for the three months ended September 30, 2015 increased 0.4% to $7,548,000 compared to $7,520,000 for the three months ended September 30, 2014. Total net sales for the nine months ended September 30, 2015 increased 2.4% to $20,762,000 compared to $20,267,000 for the nine months ended September 30, 2014.

Service revenues for the three months ended September 30, 2015 decreased 0.1% to $7,098,000 compared to $7,104,000 for the three months ended September 30, 2014. The decrease was primarily due to an 8.2% decrease in average price per sign, partially offset by a 7.9% increase in the number of signs placed, which was a result of changes in program and customer mixes. Service revenues for the nine months ended September 30, 2015 increased 2.4% to $19,356,000 compared to $18,902,000 for the nine months ended September 30, 2014. The increase was primarily due to a 7% increase in the number of signs placed, partially offset by a 5% decrease in average price per sign, which was a result of changes in program and customer mixes.

Product revenues for the three months ended September 30, 2015 increased 8.2% to $450,000 compared to $416,000 for the three months ended September 30, 2014. Product revenues for the nine months ended September 30, 2015 increased 3.0% to $1,406,000 compared to $1,365,000 for the nine months ended September 30, 2014. The increases for both periods were primarily due to higher sales of sign card supplies.

Gross Profit. Gross profit for the three months ended September 30, 2015 decreased 5.7% to $3,499,000 compared to $3,709,000 for the three months ended September 30, 2014. Gross profit for the nine months ended September 30, 2015 decreased 0.1% to $9,287,000 compared to $9,295,000 for the nine months ended September 30, 2014. Gross profit as a percentage of total net sales decreased to 46.3% for the three months ended September 30, 2015, compared to 49.3% for the three months ended September 30, 2014. Gross profit as a percentage of total net sales was 44.8% for the nine months ended September 30, 2014, compared to 45.9% for the nine months ended September 30, 2014.

Service revenues: Gross profit from our service revenues for the three months ended September 30, 2015 decreased 6.8% to $3,364,000 compared to $3,610,000 for the three months ended September 30, 2014.  The decrease was primarily due to a decrease in the average price per POPS sign as well as increased costs associated with the launch of our new service offering, The Like Machine. Gross profit from our service revenues for the nine months ended September 30, 2015 increased 0.1% to $8,862,000 compared to $8,854,000 for the nine months ended September 30, 2014. The increase was primarily due to increased sales.

Gross profit as a percentage of service revenues for the three months ended September 30, 2015 decreased to 47.4% compared to 50.8% for the three months ended September 30, 2014. The decrease was primarily due to a decrease in the average price per POPS sign combined with increased costs associated with the launch of The Like Machine. Gross profit as a percentage of service revenues for the nine months ended September 30, 2015 decreased to 45.8% compared to 46.8% for the nine months ended September 30, 2014. The decrease was primarily due to the factors described above.

Product revenues: Gross profit from our product revenues for the three months ended September 30, 2015 increased 36.4% to $135,000 compared to $99,000 for the three months ended September 30, 2014. The increase was primarily due to higher sales of sign card supplies and the sale of unused equipment. Gross profit from our product revenues for the nine months ended September 30, 2015 decreased 3.6% to $425,000 compared to $441,000 for the nine months ended September 30, 2014. The decrease was primarily due to increased production costs, partially offset by the sale of unused equipment.

Gross profit as a percentage of product revenues was 30.0% for the three months ended September 30, 2015 compared to 23.8% for the three months ended September 30, 2014. The increase was primarily due to the factors described above. Gross profit as a percentage of product revenues was 30.2% for the nine months ended September 30, 2015 compared to 32.3% for the nine months ended September 30, 2014. The decrease was primarily due to the factors described above.

Operating Expenses

Selling.  Selling expenses for the three months ended September 30, 2015 decreased 32.9% to $962,000 compared to $1,433,000 for the three months ended September 30, 2014. The decrease was primarily due to decreased staffing and staffing-related costs. Selling expenses for the nine months ended September 30, 2015 decreased 17.0% to $3,451,000 compared to $4,160,000 for the nine months ended September 30, 2014. The decrease was primarily due to the factors described above.

Selling expenses as a percentage of total net sales decreased to 12.7% for the three months ended September 30, 2015 compared to 19.1% for the three months ended September 30, 2014. The decrease was primarily due to decreased staffing and staffing-related costs. Selling expenses as a percentage of total net sales decreased to 16.6% for the nine months ended September 30, 2015 compared to 20.6% for the nine months ended September 30, 2014. The decrease was primarily due to factors described above and increased sales.

Marketing.  Marketing expenses for the three months ended September 30, 2015 increased 12.5% to $468,000 compared to $416,000 for the three months ended September 30, 2014. Increased marketing expense was primarily the result of increased staffing-related costs and other marketing initiatives. Marketing expenses for the nine months ended September 30, 2015 increased 28.2% to $1,254,000 compared to $978,000 for the nine months ended September 30, 2014. The increase was primarily due to the factors described above.

Marketing expenses as a percentage of total net sales increased to 6.2% for the three months ended September 30, 2015 compared to 5.5% for the three months ended September 30, 2014. The increase was primarily the result of increased staffing-related costs and other marketing initiatives. Marketing expenses as a percentage of total net sales increased to 6.0% for the nine months ended September 30, 2015 compared to 4.8% for the nine months ended September 30, 2014. The increase was primarily due to the factors described above, partially offset by increased sales.

General and administrative.  General and administrative expenses for the three months ended September 30, 2015 increased 12.0% to $1,145,000 compared to $1,022,000 for the three months ended September 30, 2014. The increase was primarily due to costs associated with the resignation of the Company’s Chief Executive Officer, partially offset by decreased staffing and legal costs. General and administrative expenses for the nine months ended September 30, 2015 increased 2.3% to $3,110,000 compared to $3,040,000 for the nine months ended September 30, 2014. The increase was primarily due to costs associated with the resignation of the Company’s Chief Executive Officer, partially offset by decreased legal and other administrative service costs.

General and administrative expenses as a percentage of total net sales increased to 15.1% for the three months ended September 30, 2015 compared to 13.6% for the three months ended September 30, 2014. The increase was primarily due to costs associated with the resignation of the Company’s Chief Executive Officer, partially offset by decreased staffing and legal costs. General and administrative expenses as a percentage of total net sales was 15.0% for the nine months ended September 30, 2015 and September 30, 2014.

Other Income.  Other income for the three months ended September 30, 2015 was $19,000 compared to $13,000 for the three months ended September 30, 2014. Other income for the nine months ended September 30, 2015 was $56,000 compared to $25,000 for the nine months ended September 30, 2014. Other income is comprised of interest earned on cash, cash equivalents, and available for sale investment balances.

Income Taxes.  For the three and nine months ended September 30, 2015, the Company recorded income tax expense of $382,000 and $621,000, or 40.5%  and 40.6% of income before taxes, respectively. For the three and nine months ended September 30, 2014, the Company recorded income tax expense of $427,000 and $533,000, or 50.2% and 46.7% of income before taxes, respectively. The income tax provision for the three and nine months ended September 30, 2015 and 2014 is comprised of federal and state taxes. The primary differences between the Company’s September 30, 2015 and 2014 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income.

Other Comprehensive Income.  Other comprehensive income is composed of unrealized gains and losses, net of tax, from available for sale investments.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its products and services. At September 30, 2015, working capital was $21,077,000 compared to $20,744,000 at December 31, 2014. During the nine months ended September 30, 2015, cash and cash equivalents increased $1,858,000 from $7,237,000 at December 31, 2014, to $9,095,000 at September 30, 2015.

Operating Activities:  Net cash provided by operating activities during the nine months ended September 30, 2015, was $3,737,000. Net income of $907,000, plus non-cash adjustments of $1,193,000 and changes in operating assets and liabilities of $1,637,000 resulted in the $3,737,000 of cash provided by operating activities. The largest component of the change in operating assets and liabilities was accrued liabilities which increased $498,000, and will fluctuate based on normal business conditions. The non-cash adjustments consisted of depreciation and amortization expense, changes in allowance for doubtful accounts, deferred income tax expense, stock-based compensation expense, and gain on sale of property and equipment. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities:  Net cash used in investing activities during the nine months ended September 30, 2015 was $317,000. This was related to the net purchases of available for sale investments of $205,000 and purchase of property and equipment of $137,000, partially offset by gain on sale of property and equipment of $25,000.

Financing Activities:  Net cash used in financing activities during the nine months ended September 30, 2015 was $1,562,000, which related to the repurchase of common stock under the Company’s share repurchase plan of $1,614,000, partially offset by proceeds received from issuance of common stock under the employee stock purchase plan and stock option exercises of $48,000, as well as an excess tax benefit from stock option exercises of $4,000.

The Company believes that based upon current business conditions and plans, its existing cash and investment balances and future cash generated from operations will be sufficient for its cash requirements for at least the next twelve months. In the event additional financing is needed, the Company maintains a $7,500,000 line of credit, collateralized by its available for sale investments. Amounts borrowed, if any, would bear interest at the 30-day LIBOR rate plus 2% (effective rate of 2.19% as of September 30, 2015).

On September 14, 2015, we amended the lease for our headquarters to extend the term for five years, through March 31, 2021, and to reduce our square footage and rental rate per square foot effective January 1, 2016. Minimum future lease obligations under this amended lease, excluding operating costs, are approximately as follows for the years ending December 31:

2016	$151,000
2017	206,000
2018	211,000
2019	217,000
2020	222,000
Thereafter	57,000

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

Our share repurchase activity for the three months ended September 30, 2015, was as follows:

				Total Number of	Approximate Dollar
				Shares Purchased As	Value of Shares That
	Total Number		Average	Part of Publicly	May Yet Be Purchased
	of Shares		Price Paid	Announced Plans	Under The Plans
	Repurchased		Per Share	or Programs	or Programs
July 1-31, 2015	20,377		$2.68	840,029	$2,430,000
August 1-31, 2015	310,771	(1)	$2.61	1,149,045	$1,624,000
September 1-30, 2015	247,438		$2.55	1,396,483	$993,000
Total	578,586		$2.59

(1)Includes 1,755 shares surrendered to the Company to satisfy minimum withholding tax obligations in connection with the exercise of non-qualified stock options.  These shares were not purchased under the Board of Directors authorization described above.

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

Exhibit Number	Description
10.1	First Amendment to Industrial/Warehouse Lease Agreement with James Campbell Company LLC dated September 14, 2015

31	Certification of Principal Executive and Financial Officer

32	Section 1350 Certification

101

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Comprehensive Income; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2015	Insignia Systems, Inc.
(Registrant)

/s/ John C. Gonsior
John C. Gonsior
President and Chief Financial Officer
(on behalf of the registrant and as principal
executive and financial officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference

10.1	First Amendment to Industrial/Warehouse Lease Agreement with James Campbell Company LLC dated September 14, 2015	Filed Electronically

31	Certification of Principal Executive and Financial Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Comprehensive Income; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

Filed Electronically