Form 10-K
period 2015-12-31
INSIGNIA SYSTEMS INC/MN
filed 2016-03-18
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015	Commission File Number 1-13471

INSIGNIA SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015) was approximately $26,395,000 based upon the price of the registrant’s Common Stock on such date.

Number of shares outstanding of Common Stock, $.01 par value, as of March 14, 2016 was 11,611,303.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy for its 2016 Annual Meeting of Shareholders are incorporated into Part III.

PART I.

Item 1.  Business

General

Insignia Systems, Inc. (referred to in this Annual Report on Form 10-K as “Insignia,” “we,” “us,” “our” and the “Company”) is a developer and marketer of innovative in-store products, programs, and services that help consumer goods manufacturers and retail partners drive sales at the point of purchase.   The Company was incorporated in 1990. Since 1998, the Company has focused on managing a retail network, made up of over 22,000 store locations, for the primary purpose of providing turn-key at-shelf market access for consumer packaged goods (“CPG”) manufacturers’ marketing programs.  Insignia provides participating retailers with benefits including incremental revenue, incremental sales opportunities, increased shopper engagement in-store, and custom creative development and other in-kind services.

Insignia’s primary product is the Point-Of-Purchase Services (POPS®) in-store marketing program. Insignia POPS® program is a national, account-specific, shelf-edge advertising and promotion tactic. Internal testing has indicated the program delivers incremental sales for the featured brand. The program allows manufacturers to deliver vital product information to consumers at the point-of-purchase, and to leverage the local retailer brand and store-specific prices to provide a unique “call to action” that draws attention to the featured brand and triggers a purchase decision.  CPG customers benefit from Insignia’s nimble operational capabilities, which include short lead times, in-house graphic design capabilities, post-program analytics, and micro-marketing capabilities such as variable or bilingual messaging.

In October 2014, the Company announced the introduction of a new product, The Like MachineTM, which is an innovative new media that harnesses the power of social media, consumer engagement, and word-of-mouth recommendation at the point of purchase.  The Company licenses this product from TLM Holdings, LLC (“TLMH”), a company in which Insignia’s Chief Sales and Marketing Officer, Tim Halfmann, is the majority owner and serves as a principal. In March 2016, the Company and TLMH signed a new distribution agreement for the sale of The Like Machine to Insignia’s customers. This new agreement replaces the Company’s prior license agreement with TLMH. Mr. Halfmann has resigned from Insignia, effective April 30, 2016 in order to focus his efforts more fully on The Like Machine product and its evolution going forward.

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

Legacy Products

Insignia offers custom design, printing and store signage programs directly to retailers that seek effective ways to communicate with their shoppers in store.  Products include adhesive and non-adhesive supplies in a variety of colors, sizes and weights.  Prior to 1996, the Company’s primary product offering was the Impulse Retail System, a system developed by an independent product design and development firm. The Company continues to sell cardstock, maintenance agreements and supplies related to the Impulse Retail System to U.S. and international customers. Cardstock for the Impulse Retail System is sold by the Company in a variety of sizes and colors that can be customized to include pre-printed custom artwork, such as a retailer’s logo.  Approximately 7% of 2015 revenues came from the sale of these legacy products.  The Company expects this percentage to be comparable in 2016.

Marketing and Sales

The Company primarily markets and sells its programs to CPG manufacturers through a direct sales force.  Insignia has direct relationships with many of the top 100 CPG manufacturers.  Marketing support includes customized sales pitches, selling tools such as rich media presentations, and online marketing efforts.  The Company also maintains direct relationships with retailers in its retail distribution network, through a direct field force as well as an in-house support team that helps enable our program at retail.

The participating retailer network is managed and maintained through direct relationships, and also through contracts with Valassis Sales and Marketing Services, Inc. (Valassis) and News America Marketing In-Store, LLC (News America).

In February 2014, the Company and Valassis entered into a new Retail Access and Distribution Agreement that replaced all prior agreements. Under this new agreement, Valassis is a non-exclusive reseller of the Company’s POPSigns and the Company has access to all CPG manufacturers for the sale of POPSigns for total consideration of $250,000, which was paid in 2014.

During 2015 and 2014, foreign sales accounted for less than 1% of total net sales each year. The Company expects sales to foreign distributors will remain less than 1% of total net sales in 2016.

Competition

The Insignia POPSign program provided approximately 93% of the Company’s total net sales for 2015. The POPSign program faces intense competition for the marketing expenditures of branded product manufacturers for at-shelf advertising-related signage. In particular, the Company faces significant competition from News America, which also provides at-shelf advertising and promotional signage. Although settlement of prior litigation with News America resulted in a 10-year agreement through 2021 that provides the Company with additional opportunities to compete by offering signs with price in specific parts of News America’s retail network, the Company will continue to compete for advertising dollars with News America’s other at-shelf advertising and other promotional signage offerings, as well as with other companies that offer digital advertising alternatives.

The Company believes the main strengths of the Insignia POPSign program in relation to its competitors are:

•                  Depending on manufacturer’s objectives, benefits to the brand that range from sales lift, awareness building, program ROI, new tier generation, or support of retailer programs

•                  Managing and providing turn-key access to a national network of retailers in support of objectives listed above; including smaller regional or independent retailers, which tend to be under-served by our competitors and difficult to aggregate at the national level

•                  Variable messaging capabilities including bi-lingual targeting

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

Customers

During the year ended December 31, 2015, one customer accounted for 37% of the Company’s total net sales. At December 31, 2015, one customer represented 62% of the Company’s total accounts receivable.  During the year ended December 31, 2014, two customers accounted for 33% and 10% of the Company’s total net sales. At December 31, 2014, one customer represented 48% of the Company’s total accounts receivable.

The Company’s results of operations fluctuate from quarter to quarter as a result of:

•                  Promotional timing chosen by CPG customers;

•                  Underlying performance and quality of featured product chosen by CPG customers;

•                  CPG customer budget fluctuations and amount allocated to in-store tactics vs. other tactics;

•                  Quantity and quality of retailers maintained through the Company’s retail distribution network;

•                  Incentives offered to sales staff; and

•                  Minimum program level commitments to retailers.

Environmental Matters

We believe our operations are in compliance with all applicable environmental regulations within the jurisdictions in which we operate. The costs of compliance with these regulations have not been, and are not expected to become, material.

Employees

As of March 14, 2016, the Company had 63 employees, including 61 full-time employees. We believe relations with our employees are good.

Segment Reporting

The Company operates in a single reportable segment.

Item 1A.  Risk Factors

Forward-Looking Statements

Statements made in this Annual Report on Form 10-K, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts that are not statements of historical or current facts are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “anticipates”, “believes,” “expects,” “intends,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks described below.

Our business faces significant risks, including the risks described below. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Our Results Are Dependent on Our Manufacturing Partners’ Continued Use of Our POPS Program

We are largely dependent on our POPS program, which represented approximately 93% of the total net sales in both 2015 and 2014. The POPS program is sold primarily to CPG manufacturers. During 2015, one customer accounted for approximately 37% of our total net sales and during 2014, two customers accounted for approximately 33% and 10% of our total net sales.  Additionally, changes in economic conditions could result in reductions in advertising and promotional expenditures by branded product manufacturers, which may result in decreased spending for the in-store advertising services we offer.  Should these manufacturers no longer perceive sufficient value in the POPS program, or if our POPS program does not continue to result in product sales increases, our business and results of operations would be adversely affected due to our heavy dependence on this program.

We Are Dependent on Our Contracts with Retailers and Our Ability to Renew Those Contracts When They Expire

On an ongoing basis, we negotiate renewals of various retailer contracts that allow us access to place signs at shelf in their stores. Some of our retailer contracts require us to guarantee minimum payments. If we are unable to offer guarantees at the required levels in the new contracts, and the contracts are not renewed because of that reason or because of other reasons, it will have an adverse effect on our operations and financial condition.

Our POPS business and results of operations could be adversely affected if the number of retailer partners decreases significantly, the quality of our retail distribution network decreases, or if the retailer partners fail to continue to maintain POPSigns at the shelf in their stores.

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

We Face Significant Competition

We face significant competition from News America, who also provides at-shelf advertising and promotional signage. Although the settlement with News America resulted in a 10-year agreement through 2021 that provides us additional opportunities to compete by offering signs with price in News America’s network, as News America’s exclusive agent, we will continue to compete for advertising dollars with News America’s other at-shelf advertising and promotional signage offerings. News America has significantly greater financial resources that can be used to develop and market their products. Should our competition succeed in obtaining more of the at-shelf advertising business from our current customers, our revenues and related operations would be adversely affected.

Our Results Are Dependent on Our Ability to Successfully Introduce New Product Offerings that Meet Customer Demands

Our ability to retain, increase and engage our customers and to increase our revenues will depend partially on our ability to create successful new products. We may modify our existing products or develop and introduce new and unproven products, including acquired products. If new or enhanced products fail to engage consumers, we may fail to attract or retain customers or to generate sufficient revenues, margins, or other value to justify our investments and our business may be adversely affected. In the future, we may invest in new products and initiatives to generate revenue, but there is no guarantee these approaches will be successful. If we are not successful with these new approaches, we may not be able to maintain or grow our revenues or recover any associated product development costs, and our financial results could be adversely affected.

We May be Subject to Major Litigation

We were involved in major litigation with News America between 2003 and 2011. During 2011, the Company and News America entered into a settlement agreement to resolve the antitrust and false advertising lawsuit that had been outstanding for several years. Although the Company obtained a significant settlement in 2011, if future disputes with News America, or other companies arise, it could have an adverse effect on our Company.

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

We Have a Limited Number of Key Personnel

Given the unique business we operate and the importance of customer relationships to our business, our future success is dependent, in large part, upon our ability to attract and retain highly qualified managerial, operational and sales personnel. Competition for talented personnel is intense, and we cannot be certain that we can retain our managerial, operational and sales personnel or that we can attract, assimilate or retain such personnel in the future. Our inability to attract and retain such personnel could have an adverse effect on our business, results of operations and financial condition. Further, the Company has one individual currently serving as both principal executive and principal financial officer.

Our Results of Operations May Be Subject To Significant Fluctuations

Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a wide variety of factors including:

•                  the addition or loss of contracts with retailers;

•                  the loss of customers or changes in timing and amount of our customers’ spending with us;

•                  the timing of seasonal events for customers;

•                  the timing of new retail stores being added or removed;

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

Investment in Our Stock Could Result in Fluctuating Returns

During 2015, the sale prices of our common stock as reported by the NASDAQ Stock Market ranged from a low of $2.04 to a high of $3.68. We believe factors such as the fluctuations in our quarterly and annual operating results described above, the market’s acceptance of our services and products, the performance of our business relative to market expectations, as well as limited daily trading volume of our stock, and general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company leased approximately 41,000 square feet of office and warehouse space in suburban Minneapolis, Minnesota. On September 14, 2015, the Company signed a First Amendment to extend its lease expiration from February 29, 2016 to March 31, 2021, effective January 1, 2016. This First Amendment reduced the space occupied within the original premises by approximately 17,000 square feet, bringing the revised square footage of the remaining space to approximately 24,000 square feet. The Company believes that its currently leased space will meet its foreseeable needs.

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

2015	High	Low
First Quarter	$3.68	$2.73
Second Quarter	3.08	2.63
Third Quarter	2.82	2.04
Fourth Quarter	3.03	2.41

2014	High	Low
First Quarter	$3.48	$2.67
Second Quarter	3.34	2.70
Third Quarter	3.33	2.78
Fourth Quarter	4.45	2.75

As of March 14, 2016, the Company had one class of Common Stock held by approximately 93 owners of record.

Dividends

We have not historically paid dividends, other than a one-time dividend in 2011. Our Board of Directors intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

Share Repurchase Program

On October 30, 2015, the Board authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before October 30, 2017. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion.

On December 3, 2013, the Board of Directors had authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before December 3, 2015. The plan allowed the repurchases to be made in open market or privately negotiated transactions. The plan did not obligate the Company to repurchase any particular number of shares, and could be suspended at any time at the Company’s discretion. This plan was terminated on November 3, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Our share repurchase program activity for the three months ended December 31, 2015 was:

			Total Number of	Approximate Dollar
			Shares Purchased As	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	under the Plans
	Repurchased	Per Share	or Programs	or Programs

October 1-31, 2015	48,488	$2.65	1,444,971	$864,000	(1)

November 1-30, 2015	200	$2.84	200	$4,999,000	(2)

December 1-31, 2015	5,757	$2.88	5,957	$4,983,000	(2)

(1) Share repurchase activity corresponds to the December 3, 2013 repurchase plan.

(2) Share repurchase activity corresponds to the October 30, 2015 repurchase plan.

Item 6.  Selected Financial Data

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

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

For the Years Ended December 31	2015	2014
Net sales	100.0%	100.0%
Cost of sales	55.1	55.2
Gross profit	44.9	44.8
Operating expenses:
Selling	15.9	22.1
Marketing	5.8	5.8
General and administrative	14.5	15.1
Total operating expenses	36.2	43.0
Operating income	8.7	1.8
Other income	0.3	0.2
Income before taxes	9.0	2.0
Income tax expense	3.6	1.2
Net income	5.4%	0.8%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Sales.  Net sales for the year ended December 31, 2015 increased 7.2% to $28,211,000, compared to $26,305,000 for the year ended December 31, 2014.

Service revenues for the year ended December 31, 2015 increased 7.8% to $26,391,000, compared to $24,473,000 for the year ended December 31, 2014. The increase was primarily due to a 15% increase in the number of signs placed, partially offset by a 7% decrease in average price per sign. Both of the factors above were primarily influenced by a third quarter sales promotion and changes in the overall POPS program mix. Revenue from pilot tests conducted for our new service offering, The Like Machine was not significant in 2015 or 2014.

Product sales for the year ended December 31, 2015 decreased 0.7% to $1,820,000, compared to $1,832,000 for the year ended December 31, 2014.  The decrease was primarily due to lower sales of sign card supplies.

Gross Profit.  Gross profit for the year ended December 31, 2015 increased 7.5% to $12,671,000, compared to $11,782,000 for the year ended December 31, 2014. Gross profit as a percentage of total net sales was relatively consistent at 44.9% for 2015, compared to 44.8% for 2014.

Gross profit from our service revenues for the year ended December 31, 2015 increased 8.4% to $12,154,000, compared to $11,212,000 for the year ended December 31, 2014. The increase in gross profit was primarily due to increased revenues, as our gross profit is highly dependent on sales levels. Gross profit as a percentage of service revenues increased to 46.1% for 2015, compared to 45.8% for 2014. The increase was primarily due to increased revenues, as our gross profit percentage is highly dependent on sales levels, partially offset by increased costs associated with the launch of The Like Machine.

Gross profit from our product sales for the year ended December 31, 2015 decreased 9.3% to $517,000, compared to $570,000 for the year ended December 31, 2014. Gross profit as a percentage of product sales decreased to 28.4% for 2015, compared to 31.1% for 2014. The decrease was primarily due to increased material costs.

Operating Expenses

Selling.  Selling expenses for the year ended December 31, 2015 decreased 22.7% to $4,498,000, compared to $5,822,000 for the year ended December 31, 2014, primarily due to decreased staffing, staffing-related expenses, and travel and entertainment costs. Selling expenses as a percentage of total net sales decreased to 15.9% in 2015, compared to 22.1% in 2014, primarily due to increased revenues and the factors described above.

Marketing.  Marketing expenses for the year ended December 31, 2015 increased 6.3% to $1,623,000, compared to $1,527,000 for the year ended December 31, 2014. The increase was primarily the result of increased staffing-related costs and data costs, partially offset by decreased promotional costs associated the launch of The Like Machine, and corporate marketing initiatives incurred in 2014. Marketing expenses as a percentage of total net sales was 5.8% in both 2015 and 2014, primarily due to increased revenues, partially offset by the factors described above.

General and Administrative.  General and administrative expenses for the year ended December 31, 2015 increased 3.0% to $4,086,000, compared to $3,966,000 for the year ended December 31, 2014. The increase was primarily due to costs associated with the resignation of the Company’s Chief Executive Officer, partially offset by decreased staffing costs. General and administrative expenses as a percentage of total net sales decreased to 14.5% in 2015, compared to 15.1% in 2014, primarily due to increased revenues, partially offset by the factors described above.

During 2015, the Company recorded a net charge of $265,000 to general and administrative expenses relating to the resignation of the Company’s Chief Executive Officer. This net charge consisted of severance costs of $350,000, reduced by the effect of forfeitures of previously expensed unvested stock options and restricted stock unit awards that together totaled $85,000.

Other Income.  Other income for the year ended December 31, 2015 was $76,000, compared to $42,000 for the year ended December 31, 2014. Other income is comprised of interest earned on cash, cash equivalents, and returns generated from available for sale investments.

Income Taxes.  During the year ended December 31, 2015, the Company recorded an income tax expense of $1,006,000, compared to $298,000 for the year ended December 31, 2014. The effective tax rate was 39.6% and 58.5% for the years ended December 31, 2015 and 2014, respectively. The primary differences between the Company’s December 31, 2015 and 2014 effective tax rates and the statutory federal rates are expenses related to stock-based compensation and nondeductible meals and entertainment. Our effective tax rate fluctuates between periods based on the level of permanent differences and other discrete items relative to the level of pre-tax income for the period.

Net Income.  For the reasons stated above, the net income for the year ended December 31, 2015 was $1,534,000, compared to $211,000 for the year ended December 31, 2014.

Other Comprehensive Income. Other comprehensive income is comprised of unrealized gains and losses, net of tax, from available-for-sale investments.

Liquidity and Capital Resources

During the year ended December 31, 2015, cash and cash equivalents increased $1,286,000 from $7,237,000 at December 31, 2014 to $8,523,000 at December 31, 2015, with available-for-sale investments of $9,490,000 as of December 31, 2015, compared to $9,698,000 as of December 31, 2014.

Operating Activities:  Net cash provided by operating activities during the year ended December 31, 2015 was $3,218,000. Net income of $1,534,000, plus non-cash adjustments of $1,498,000, less changes in operating assets and liabilities of $186,000 resulted in the $3,218,000 of cash provided by operating activities. The non-cash adjustments consisted of depreciation and amortization expense, changes in allowance for doubtful accounts, deferred income tax expense, stock-based compensation expense, and gain on the sale of property and equipment. The largest component of the change in operating assets and liabilities was accounts receivable, which increased by $890,000 as a result of the timing of collections. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities:  Net cash used in investing activities during the year ended December 31, 2015 was $206,000. This was primarily related to purchases of property and equipment of $444,000, partially offset by net sales/maturities of investments of $208,000 and proceeds received from the sale of property and equipment of $30,000.

Financing Activities:  Net cash used in financing activities during the year ended December 31, 2015 was $1,726,000, which related to the repurchase of common stock under the Company’s share repurchase plans of $1,762,000 and a tax deficiency from stock-based awards of $12,000, partially offset by proceeds received from the issuance of common stock under our employee stock purchase plan and stock option exercises of $48,000.

The Company believes that based upon current business conditions and plans, its existing cash balance and future cash generated from operations will be sufficient for its cash requirements for at least the next twelve months. In the event additional financing is needed, the Company has a $7,500,000 line of credit in place, collateralized by its available-for-sale investments.  Amounts borrowed, if any, would bear interest at the 30-day LIBOR rate plus 2% (effective rate of 2.43% as of December 31, 2015). There were no amounts outstanding on this line of credit at any point during the year ended December 31, 2015.

Critical Accounting Policies and Estimates

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

Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of its long-lived assets for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the assets in relation to the future undiscounted cash flows of the underlying assets to assess recoverability of the assets. The estimates of these future cash flows are based on assumptions and projections believed by management to be reasonable and supportable. They require management’s subjective judgments and take into account assumptions about revenue and expense growth rates. Impaired assets are then recorded at their estimated fair market value.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is studying the implications of this guidance in order to evaluate the expected impact on its financial statements.

In July 2015, FASB issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory applies to all inventory except inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company does not believe the standard will have a material impact on its financial statements.

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The amendment takes effect for public entities for fiscal years beginning after December 15, 2016, with early adoption available. The Company adopted this guidance for year ended December 31, 2015 and reclassified comparative periods for consistency.

In February 2016, the FASB issued ASU 2016-2, Leases, under which lessees will recognize most leases on the balance sheet, This will generally increase reported assets and liabilities. For public entities, this ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-2 mandates a modified retrospective transition method for all entities. We will begin the process of determining the impact that the updated accounting guidance will have on our financial statements.

Off-Balance Sheet Transactions

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

The following are included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors, Audit Committee and Shareholders

Insignia Systems, Inc.

We have audited the accompanying balance sheets of Insignia Systems, Inc. (the Company) as of December 31, 2015 and 2014, and the related statements of comprehensive income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 18, 2016

Insignia Systems, Inc.

BALANCE SHEETS

As of December 31	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$8,523,000	$7,237,000
Accounts receivable, net	8,392,000	7,492,000
Available for sale investments	9,490,000	9,698,000
Inventories	391,000	523,000
Income tax receivable	1,000	287,000
Prepaid expenses and other	492,000	715,000
Total Current Assets	27,289,000	25,952,000

Other Assets:
Property and equipment, net	1,584,000	1,467,000
Other, net	2,841,000	3,056,000

Total Assets	$31,714,000	$30,475,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,355,000	$3,088,000
Accrued liabilities:
Compensation	1,494,000	1,199,000
Other	715,000	719,000
Income tax payable	264,000	82,000
Deferred revenue	164,000	172,000
Total Current Liabilities	5,992,000	5,260,000

Long-Term Liabilities:
Deferred tax liabilities	199,000	170,000
Accrued income taxes	528,000	486,000
Deferred rent	275,000	—
Total Long-Term Liabilities	1,002,000	656,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued shares - 11,721,000 in 2015 and 12,216,000 in 2014	116,000	122,000
Outstanding shares - 11,633,000 in 2015 and 12,191,000 in 2014
Additional paid-in capital	17,810,000	19,177,000
Retained earnings	6,805,000	5,271,000
Accumulated other comprehensive loss	(11,000)	(11,000)
Total Shareholders’ Equity	24,720,000	24,559,000

Total Liabilities and Shareholders’ Equity	$31,714,000	$30,475,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31	2015	2014
Services revenues	$26,391,000	$24,473,000
Products revenues	1,820,000	1,832,000
Total Net Sales	28,211,000	26,305,000

Cost of services	14,237,000	13,261,000
Cost of goods sold	1,303,000	1,262,000
Total Cost of Sales	15,540,000	14,523,000
Gross Profit	12,671,000	11,782,000

Operating Expenses:
Selling	4,498,000	5,822,000
Marketing	1,623,000	1,527,000
General and administrative	4,086,000	3,966,000
Total Operating Expenses	10,207,000	11,315,000
Operating Income	2,464,000	467,000

Other income	76,000	42,000
Income Before Taxes	2,540,000	509,000

Income tax expense	1,006,000	298,000
Net Income	$1,534,000	$211,000

Other comprehensive income, net of tax:
Unrealized loss on available for sale securities	—	(11,000)
Comprehensive Income	$1,534,000	$200,000

Net income per share:
Basic	$0.13	$0.02
Diluted	$0.13	$0.02

Shares used in calculation of net income per share:
Basic	12,044,000	12,635,000
Diluted	12,216,000	12,873,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at January 1, 2014	12,782,000	$128,000	$20,982,000	$5,060,000	$—	$26,170,000
Issuance of common stock, net	166,000	2,000	214,000	—	—	216,000
Repurchase of common stock, net	(787,000)	(8,000)	(2,442,000)	—	—	(2,450,000)
Value of stock-based compensation	30,000	—	403,000	—	—	403,000
Excess tax benefit from stock options	—	—	20,000	—	—	20,000
Net income	—	—	—	211,000	—	211,000
Other comprehensive loss, net of tax	—	—	—	—	(11,000)	(11,000)

Balance at December 31, 2014	12,191,000	$122,000	$19,177,000	$5,271,000	$(11,000)	$24,559,000
Issuance of common stock, net	69,000	1,000	47,000	—	—	48,000
Repurchase of common stock, net	(664,000)	(7,000)	(1,755,000)	—	—	(1,762,000)
Value of stock-based compensation	37,000	—	353,000	—	—	353,000
Tax deficiency from stock-based awards	—	—	(12,000)	—	—	(12,000)
Net income	—	—	—	1,534,000	—	1,534,000

Balance at December 31, 2015	11,633,000	$116,000	$17,810,000	$6,805,000	$(11,000)	$24,720,000

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

Year Ended December 31	2015	2014
Operating Activities:
Net income	$1,534,000	$211,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,156,000	1,177,000
Changes in allowance for doubtful accounts	(10,000)	72,000
Deferred income tax expense	29,000	57,000
Stock-based compensation	353,000	403,000
Gain on sale of property and equipment	(30,000)	(3,000)
Changes in operating assets and liabilities:
Accounts receivable	(890,000)	(3,277,000)
Inventories	132,000	(216,000)
Income tax receivable	286,000	(276,000)
Prepaid expenses and other	224,000	(424,000)
Accounts payable	(73,000)	452,000
Accrued liabilities	291,000	177,000
Income tax payable	170,000	80,000
Accrued income taxes	42,000	28,000
Excess tax deficiency (benefit) from stock-based awards	12,000	(20,000)
Deferred revenue	(8,000)	(89,000)
Net cash provided by (used in) operating activities	3,218,000	(1,648,000)

Investing Activities:
Purchases of property and equipment	(444,000)	(427,000)
Acquisition of selling rights and other	—	(542,000)
Purchase of investments	(5,441,000)	(12,474,000)
Proceeds received from sale or maturity of investments	5,649,000	2,765,000
Proceeds received from sale of property and equipment	30,000	14,000
Net cash used in investing activities	(206,000)	(10,664,000)

Financing Activities:
Proceeds from issuance of common stock, net	48,000	216,000
Excess tax (deficiency) benefit from stock-based awards	(12,000)	20,000
Repurchase of common stock, net	(1,762,000)	(2,450,000)
Net cash used in financing activities	(1,726,000)	(2,214,000)

Increase (decrease) in cash and cash equivalents	1,286,000	(14,526,000)

Cash and cash equivalents at beginning of year	7,237,000	21,763,000
Cash and cash equivalents at end of year	$8,523,000	$7,237,000

Supplemental disclosures for cash flow information:
Cash paid during the year for income taxes	$653,000	$482,000

Non-cash financing activities:
Purchases of property and equipment included in accounts payable	$340,000	$—
Tenant allowance in other assets and deferred rent	275,000	—

See accompanying notes to financial statements.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

1.              Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company operates in a single reportable segment.  The Company’s products include the Insignia Point-of-Purchase Services (POPS®) in-store marketing program, thermal sign card supplies for the Company’s Impulse Retail System, and laser printable cardstock and label supplies. Additionally, in October 2014, the Company announced the introduction of a new product, The Like MachineTM, which is an in-store consumer approval device. The Company licenses this product from TLM Holdings, LLC (“TLMH”), a company in which Insignia’s Chief Sales and Marketing Officer, Tim Halfmann, is the majority owner and serves as a principal. In March 20l6, the Company and TLMH signed a new distribution agreement for the sale of The Like Machine to Insignia’s customers. This new agreement replaces the Company’s prior license agreement with TLMH. Mr. Halfmann has resigned from Insignia, effective April 30, 2016 in order to focus his efforts more fully on The Like Machine product and its evolution going forward.

Revenue Recognition. Revenues are recognized by the Company when persuasive evidence of an arrangement exists, shipment has occurred, the price is fixed, and collectability is reasonably assured. The Company recognizes revenue from Insignia POPSigns and The Like Machine ratably over the period of service.  The Company recognizes revenue related to equipment and sign card sales at the time the products are shipped to customers.  Revenue associated with maintenance agreements is recognized ratably over the life of the contract. Revenue that has been billed and not yet earned is reflected as deferred revenue on the balance sheet. We account for taxes collected for customers on a net basis.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is studying the implications of this guidance in order to evaluate the expected impact on its financial statements.

Cash and Cash Equivalents.  The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2015, $7,815,000 was invested in an insured cash sweep account. At December 31, 2014, $6,329,000 was invested in an overnight repurchase account and $500,000 was invested in certificates of deposit. The balances in cash accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Amounts held in checking accounts during the years ended December 31, 2015 and 2014, were fully insured under the Federal Deposit Insurance Corporation (“FDIC”). Amounts held in insured cash sweep accounts during the year ended December 31, 2015 were fully insured under the FDIC. Amounts held in repurchase accounts during the years ended December 31, 2015 and 2014, were secured by Federal Home Loan securities and were fully insured by the FDIC. Bank certificates of deposit at December 31, 2014, were held at various institutions with amounts at each institution at or below the $250,000 insured limit of the FDIC.

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

Certain of the Company’s financial assets and liabilities are recorded at their carrying amounts that approximate fair value, based on their short-term nature. These financial assets and liabilities include cash and cash equivalents, accounts receivable and accounts payable. The Company measures its available-for-sale investments at fair value on a recurring basis and the fair value hierarchy used to determine these fair values is as follows as of December 31, 2015 and 2014:

		Fair Value Measurements Using
	Total Carrying Value at December 31	Quoted Prices in Active Markests (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of December 31, 2015:
Available-for-sale securities	9,490,000	—	9,490,000	—
Assets as of December 31, 2014:
Available-for-sale securities	9,698,000	—	9,698,000	—

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

Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2015	2014
Beginning balance	$89,000	$17,000
Bad debt provision	(5,000)	72,000
Accounts written-off	(5,000)	—
Ending balance	$79,000	$89,000

Inventories.  Inventories are primarily comprised of parts and supplies for the Impulse machine, sign cards, and roll stock.  Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

December 31	2015	2014
Raw materials	$69,000	$110,000
Work-in-process	4,000	8,000
Finished goods	318,000	405,000
	$391,000	$523,000

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

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value.  There were no impairment losses during the years ended December 31, 2015 and 2014.

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

Advertising Costs.  Advertising costs are charged to operations as incurred. Advertising expenses were approximately $42,000 and $183,000 during the years ended December 31, 2015 and 2014, respectively.

Net Income Per Share.  Basic net income per share is computed by dividing net income by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units. Diluted net income per share gives effect to all diluted potential common shares outstanding during the year.

Weighted average common shares outstanding for the years ended December 31, 2015 and 2014 were as follows:

Year ended December 31	2015	2014
Denominator for basic net income per share - weighted average shares	12,044,000	12,635,000

Effect of dilutive securities:
Stock options and restricted stock units	172,000	238,000

Denominator for diluted net income per share - weighted average shares	12,216,000	12,873,000

Options to purchase approximately 613,000 shares of common stock with a weighted average exercise price of $3.79 were outstanding at December 31, 2015 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the year. Options to purchase approximately 592,000 shares of common stock with a weighted average exercise price of $4.24 were outstanding at December 31, 2014 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the year.

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

These investments are accounted for in accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments — Debt and Equity Securities.” At December 31, 2015 and 2014, the Company’s investment balances consisted solely of available-for-sale securities and were carried at fair value in accordance with ASC 820-10.

3.              Line of Credit.  The Company maintains a line of credit, which is collateralized by its available-for-sales investments. The total availability under the line of credit is $7,500,000 and outstanding amounts would bear interest at the 30-day LIBOR rate plus 2% (effective rate of 2.43% as of December 31, 2015). There were no amounts outstanding on this line of credit at any time during the years ended December 31, 2015 and 2014.

4.              Selling Arrangement.  In 2011, the Company paid News America Marketing In-Store, LLC (News America) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $400,000 for each of the years ended December 31, 2015 and 2014, and is expected to be $400,000 per year over the next five years, is recorded within cost of services in the Company’s statements of comprehensive income. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s balance sheet. A summary of the carrying amount of this selling arrangement is as follows as of December 31:

	2015	2014
Gross cost	$4,000,000	$4,000,000
Accumulated amortization	(1,883,000)	(1,483,000)
Net carrying amount	$2,117,000	$2,517,000

5.              Retail Access and Distribution Agreement.  On February 21, 2014, the Company and Valassis Sales and Marketing Services, Inc. (“Valassis”) entered into the Retail Access and Distribution Agreement (the “New Valassis Agreement”) that replaced all prior agreements. As a result of this new agreement, Valassis was no longer a reseller of the Company’s POPSign and the Company regained access to all consumer packaged goods manufacturers for the sale of POPSigns. The net amount paid to Valassis by the Company was $250,000, which is being amortized over the original term of the New Valassis Agreement, which is approximately four years. The net carrying amount of $128,000 is included in other assets on the Company’s balance sheet as of December 31, 2015. Amortization expense related to this agreement was approximately $64,000 during the year ended December 31, 2015 and $59,000 during the year ended December 31, 2014.

6.              Property and Equipment. Property and equipment consists of the following at December 31:

Year ended December 31	2015	2014
Property and Equipment:
Production tooling, machinery and equipment	$3,722,000	$3,976,000
Office furniture and fixtures	145,000	260,000
Computer equipment and software	1,233,000	1,065,000
Web site	40,000	40,000
Leasehold improvements	—	616,000
Construction in-progress	616,000	35,000
	5,756,000	5,992,000
Accumulated depreciation and amortization	(4,172,000)	(4,525,000)
Net Property and Equipment	$1,584,000	$1,467,000

Depreciation expense for the years ended December 31, 2015 and 2014 was $665,000 and $702,000, respectively.

7.              Commitments and Contingencies.

Operating Leases.  On September 14, 2015, the Company amended the lease for its headquarters to extend the term for five years, through March 31, 2021, and to reduce the square footage and rental rate per square foot effective January 1, 2016. Rent expense under the prior lease, excluding operating costs, was approximately $318,000 in the year ended December 31, 2015 and $445,000 in the year-ended December 31, 2014. During the year ended December 31, 2014, the Company abandoned a portion of its office space for the remaining lease term, which resulted in an expense of approximately $118,000.

In connection with the amended lease, the Company incurred costs related to the build-out of its facility and other relocation costs, as well as costs for new furniture and equipment, a portion of which will be funded by a tenant allowance of $275,000, which was recorded as deferred rent and other assets as of December 31, 2015.

Minimum future lease obligations under the amended lease, excluding operating costs, are approximately as follows for the years ending December 31:

2016	$151,000
2017	206,000
2018	211,000
2019	217,000
2020	222,000
Thereafter	57,000

Retailer Agreements.  The Company has contracts in the normal course of business with various retailers, some of which provide for fixed or store-based payments rather than sign placement-based payments resulting in minimum commitments each year in order to maintain the agreements.  During the years ended December 31, 2015 and 2014, the Company incurred $3,661,000 and $2,585,000 of costs related to fixed and store-based payments, respectively. The amounts are recorded in cost of services in the Company’s statements of comprehensive income.

Aggregate commitment amounts under agreements with retailers are approximately as follows for the years ending December 31:

2016	$3,101,000
2017	1,716,000
2018	246,000

On an ongoing basis the Company negotiates renewals of various retailer agreements. Upon the completion of future contract renewals, the annual commitment amounts for 2016 and thereafter are expected to be in excess of the amounts above.

Legal. The Company is subject to various legal matters in the normal course of business. The outcome of these matters is not expected to have a material effect on the Company’s financial position or results of operations.

8.              Shareholders’ Equity.

Stock-Based Compensation. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

The following table summarizes the stock-based compensation expense that was recognized in the Company’s statements of comprehensive income for the years ended December 31, 2015 and 2014:

Year ended December 31	2015	2014
Cost of sales	$34,000	$6,000
Selling	69,000	87,000
Marketing	15,000	12,000
General and administrative	235,000	298,000
	$353,000	$403,000

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2015	2014
Stock Options:
Expected life (years)	3.4	3.6
Expected volatility	45%	50%
Dividend yield	0%	0%
Risk-free interest rate	1.2%	1.0%

	2015	2014
Stock Purchase Plan Options:
Expected life (years)	1.0	1.0
Expected volatility	37%	50%
Dividend yield	0%	0%
Risk-free interest rate	0.3%	0.1%

The Company uses the graded attribution method to recognize expense for unvested options and restricted stock units. The amount of stock-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company re-evaluates the forfeiture rate annually and adjusts it as necessary.

As of December 31, 2015, there was approximately $120,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 1.8 years.

As of December 31, 2015, there was approximately $149,000 of total unrecognized compensation costs related to restricted stock units, which is expected to be recognized over a weighted average period of 1.7 years.

Stock Options, Restricted Stock Units, and Other Stock-Based Compensation Awards. The Company maintains the 2003 Incentive Stock Option Plan (the “2003 Plan”) and the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”). The 2013 Plan replaced the 2003 Plan upon its ratification by shareholders in 2013. Awards granted under the 2003 Plan will remain in effect until they are exercised or expire according to their terms. Since May 2013, all equity awards are made under the 2013 Plan.

In May 2015, the 2013 Plan was amended to increase the total number of shares available to a total of 1,100,000 shares.  Under the terms of the 2013 Plan, as amended, the Company may grant up to 1,100,000 awards in a variety of instruments including incentive or non-qualified stock options and restricted stock units to employees, consultants and directors generally at an exercise price at or above 100% of fair market value at the close of business on the date of grant. Stock options expire 10 years after the date of grant and generally vest over three years. The Company issues new shares of common stock when stock options are exercised.

The following table summarizes activity under the 2003 and 2013 Plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2013	95,968	1,251,442	$2.72
Shares reserved	650,000	—
Stock awards granted	(29,701)	—
Restricted stock units granted	(25,000)	—
Stock options granted	(426,000)	426,000	3.02
Stock options exercised	—	(155,407)	1.94	$217,694
Cancelled or forfeited - 2013 Plan	42,500	(42,500)	3.03
Cancelled of forfeited - 2003 Plan	—	(224,458)	2.95

Balance at December 31, 2014	307,767	1,255,077	2.86

Shares reserved	200,000	—
Stock awards granted	(37,233)	—
Restricted stock units granted	(99,000)	—
Stock options granted	(200,000)	200,000	2.82
Stock options exercised	—	(113,837)	1.90	$105,012
Cancelled or forfeited - 2013 Plan	279,000	(279,000)	2.87
Cancelled or forfeited - 2013 Plan restricted stock units	27,000	—	2.89
Cancelled of forfeited - 2003 Plan	—	(167,079)	4.13

Balance at December 31, 2015	477,534	895,161	2.73

The number of options exercisable under the Plans was:

December 31, 2015	653,840

December 31, 2014	710,598

The following table summarizes information about the stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.61 - $2.46	363,997	6.57 years	$1.78	352,331	$1.76
$2.79 - $4.22	480,164	7.73 years	3.16	250,509	3.35
$5.49	51,000	4.41 years	5.49	51,000	5.49
	895,161	7.06 years	$2.73	653,840	$2.66

Options outstanding under the Plans expire at various dates during the period from January 2015 through December 2024. Options outstanding at December 31, 2015 had an aggregate intrinsic value of $404,000.  Options exercisable at December 31, 2015 had a weighted average remaining life of 6.45 years and an aggregate intrinsic value of $395,000. The weighted average grant-date fair value of options granted during the years ended December 31, 2015 and 2014 were $0.94 and $1.13, respectively.

In June 2015 and May 2014, equity grants were made by the Company to the Board of Directors, pursuant to the 2013 Plan in the form of shares of common stock. The total number of shares granted to the Board of Directors was 37,233 and 29,701 during the years ended December 31, 2015 and 2014, respectively. The shares were issued at $2.82 per share in 2015 and $3.03 per share in 2014, based on the stock price on the date of grant, for a total value of $105,000 in 2015 and $90,000 in 2014, which is included in stock-based compensation.

The Company issued 99,000 restricted stock units, under the 2013 Plan, during the year ended December 31, 2015. The units were assigned a weighted average value of $2.71 per share, based on the stock price on the date of the grant, and vest over a weighted average of 2.3 years. The Company issued 25,000 restricted stock units during the year ended December 31, 2014. The units were assigned a value of $3.03 per share, based on the stock price on the date of the grant, and vest over three years.

Restricted stock unit transactions during the years ended December 31, 2015 and 2014 are summarized as follows:

	Number of Shares	Weighted average grant date fair value
Unvested shares at January 1, 2014	—	$—
Granted	25,000	3.03
Vested	—	—
Forfeited or surrendered	—	—
Unvested shares at December 31, 2014	25,000	$3.03
Granted	99,000	2.71
Vested	(8,334)	3.03
Forfeited or surrendered	(27,000)	2.89
Unvested shares at December 31, 2015	88,666	2.72

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “Plan”) that enables employees to contribute up to 10% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of the year. During the years ended December 31, 2015 and 2014, employees purchased 18,000 and 27,000 shares under the Plan. At December 31, 2015, 134,000 shares were reserved for future employee purchases of common stock under the Plan. For the years ended December 31, 2015 and 2014, the Company recognized $16,000 and $26,000, respectively, of stock-based compensation expense related to the Plan.

Stock Repurchase Plans. On December 3, 2013, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before December 3, 2015.  The Plan allowed the repurchases to be made in open market or privately negotiated transactions. This plan was terminated on November 3, 2015.

On October 30, 2015, the Board authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before October 30, 2017. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion.

For the years ended December 31, 2015 and December 31, 2014, the Company repurchased approximately 664,000 and 787,000 shares at a total cost of $1,762,000 and $2,450,000, respectively.

9.              Income Taxes. Income tax expense consists of the following:

Year Ended December 31	2015	2014
Current taxes - Federal	$903,000	$204,000
Current taxes - State	74,000	37,000
Deferred taxes - Federal	(4,000)	51,000
Deferred taxes - State	33,000	6,000

Income tax expense	$1,006,000	$298,000

The actual tax expense attributable to income before taxes differs from the expected tax expense computed by applying the U.S. federal corporate income tax rate of 34% as follows:

Year Ended December 31	2015	2014
Federal statutory rate	34.0%	34.0%

Stock-based awards	1.2	12.1
State taxes	2.1	2.3
Other permanent differences	0.7	5.3
Impact of uncertain tax positions	1.7	5.5
Other	(0.1)	(0.7)

Effective federal income tax rate	39.6%	58.5%

For the year ended December 31, 2015 the Company has adopted Accounting Standard Update (ASU) 2015-17 to present balance sheet classification of deferred income taxes as noncurrent. As of December 31, 2014, $52,000 of current deferred tax assets were reclassified to noncurrent deferred income tax liabilities. Components of resulting noncurrent deferred tax assets (liabilities) are as follows:

As of December 31	2015	2014
Deferred tax assets
Accrued expenses	$126,000	$68,000
Stock-based awards	83,000	73,000
Reserve for bad debts	29,000	32,000
Inventory reserve	12,000	13,000
Net operating loss carryforwards	—	32,000
Other	9,000	7,000

Total deferred tax assets	$259,000	$225,000

Deferred tax liabilities
Depreciation	$(322,000)	$(324,000)
Prepaid expenses	(84,000)	—
Prepaid compensation	(52,000)	(71,000)

Total deferred tax liabilities	(458,000)	(395,000)

Net deferred income tax liabilities	$(199,000)	$(170,000)

The Company evaluates all significant available positive and negative evidence, including the existence of losses in prior years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company’s recent performance.

The Company has recorded a liability of $528,000 and $486,000 for uncertain tax positions taken in tax returns in previous years as of December 31, 2015 and 2014, respectively. This liability is reflected as Accrued Income Taxes on the Company’s Balance Sheets. The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years 2012 and forward are open for examination and assessment by the Internal Revenue Service. With limited exceptions, tax years prior to 2012 are no longer open in major state and local tax jurisdictions.  The Company does not anticipate that the total unrecognized tax benefits will change significantly prior to December 31, 2016.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows:

Balance at January 1, 2014	$458,000
Increases due to current year positions	5,000
Increases due to interest	23,000
Balance at December 31, 2014	486,000
Increases due to current year positions	18,000
Increases due to interest	24,000
Balance at December 31, 2015	$528,000

10.       Employee Benefit Plans.  The Company sponsors a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. During the years ended December 31, 2015 and 2014, the Company made matching contributions of $70,000 and $69,000, respectively.

11.       Concentrations.

Major Customers.  During the year ended December 31, 2015, one customer accounted for 37% of the Company’s total net sales. At December 31, 2015, one customer represented 62% of the Company’s total accounts receivable. During the year ended December 31, 2014, two customers accounted for 33% and 10% of the Company’s total net sales. At December 31, 2014, one customer represented 48% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

Export Sales.  Export sales accounted for less than 1% of total net sales during the years ended December 31, 2015 and 2014.

12.       Severance Accrual. During the year ended December 31, 2015, the Company recorded a net charge of $265,000 to general and administrative expenses relating to the resignation of the Company’s Chief Executive Officer. This net charge consisted of severance costs of $350,000, reduced by the effect of forfeitures of previously expensed unvested stock options and restricted stock unit awards that together totaled $85,000. A severance accrual of $350,000 is included in accrued compensation on the Company’s balance sheet as of December 31, 2015. This amount was paid in January 2016.

13.       Quarterly Financial Data.  (Unaudited)

Quarterly data for the years ended December 31, 2015 and 2014 was as follows:

Year Ended December 31, 2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$6,541,000	$6,673,000	$7,548,000	$7,449,000
Gross profit	2,802,000	2,986,000	3,499,000	3,384,000
Net income	96,000	250,000	561,000	627,000
Net income per share:
Basic	$0.01	$0.02	$0.05	$0.05
Diluted	$0.01	$0.02	$0.05	$0.05

Year Ended December 31, 2014
Net sales	$6,403,000	$6,344,000	$7,520,000	$6,038,000
Gross profit	2,683,000	2,903,000	3,709,000	2,487,000
Net income (loss)	115,000	70,000	424,000	(398,000)
Net income (loss) per share:
Basic	$0.01	$0.01	$0.03	$(0.03)
Diluted	$0.01	$0.01	$0.03	$(0.03)

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s acting President and Chief Financial Officer (principal executive and financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s principal executive and principle financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2015 were effective.  Disclosure controls and procedures ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our acting President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015.  In conducting its evaluation, our management used the criteria set forth by the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 concerning the directors and executive officers of the Company and corporate governance is incorporated herein by reference to the Company’s proxy statement for its 2016 Annual Meeting of Shareholders (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the Proxy Statement.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

                                                Report of Independent Registered Public Accounting Firm

                                                Balance Sheets as of December 31, 2015 and 2014

                                                Statements of Comprehensive Income for the years ended December 31, 2015 and 2014

                                                Statements of Shareholders’ Equity for the years ended December 31, 2015 and 2014

                                                Statements of Cash Flows for the years ended December 31, 2015 and 2014

                                                Notes to Financial Statements

(a)                     Exhibits

Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 1-13471.

Exhibit Number	Description	Incorporated By Reference To

+3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008	Filed herewith

+3.2	Composite Bylaws of Registrant, as amended through December 5, 2015	Filed herewith

*10.1	2003 Incentive Stock Option Plan, as amended	Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-182981

*10.2	Form of Incentive Stock Option Agreement under 2003 Incentive Stock Option Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed January 16, 2013

*10.3	2013 Omnibus Stock and Incentive Plan, as amended	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2015

*10.4	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed August 23, 2013

*10.5	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.2 of the Registrant’s Form 8-K filed August 23, 2013

*10.6	Form of Stock Grant Agreement for Non-Employee Directors under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed December 16, 2013

*10.7	Form of Restricted Stock Unit Agreement for Employees under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed May 28, 2014

*10.8	Employee Stock Purchase Plan, as amended	Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-182981

Exhibit Number	Description	Incorporated By Reference To
*10.9	Change in Control Severance Agreement with John C. Gonsior dated June 13, 2011	Exhibit 10.4 of the Registrant’s Form 8-K filed May 16, 2013

*10.10	Employment Agreement with John C. Gonsior dated May 13, 2013	Exhibit 10.3 of the Registrant’s Form 8-K filed May 16, 2013

*10.11	Amended Change in Control Severance Agreement with Glen P. Dall dated September 1, 2010	Exhibit 10.2 of the Registrant’s Form 8-K filed May 16, 2013

*10.12	Employment Agreement with Glen P. Dall dated May 13, 2013	Exhibit 10.1 of the Registrant’s Form 8-K filed May 16, 2013

*10.13	Employment Agreement with Tim Halfmann dated April 28, 2014	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2014

*10.14	Change in Control Severance Agreement with Tim Halfmann dated April 28, 2014	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2014

*10.15	2014 Executive Officer Incentive Bonus Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed January 7, 2014

10.16	Lease Agreement between the Company and the Landlord (Opus Northwest L.L.C.) dated March 27, 2008 (Exhibits Omitted)	Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

10.17	First Amendment to Industrial/Warehouse Lease Agreement with James Campbell Company LLC dated September 14, 2015	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2015

^10.18	Amendment #1 dated December 6, 2006 to the Exclusive Reseller Agreement dated June 12, 2006 between Valassis Sales & Marketing Services, Inc. and the Company	Exhibit 10.1 of the Registrant’s Form 10-K/A for the year ended December 31, 2008

^10.19	Amendment #2 dated July 2, 2007 to Exclusive Reseller Agreement dated June 12, 2006 between Valassis Sales & Marketing Services, Inc. and the Company	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007

^10.20	Exclusive Agreement for Sale and Implementation of Specified Signs with Price approved June 6, 2011	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011

^10.21	Settlement Agreement and Release with News America Marketing In-Store, LLC, dated February 9, 2011, including exhibits	Exhibit 10.1 of the Registrant’s Form 10-Q/A for the quarterly period ended March 31, 2011

^10.22	Retail Access and Distribution Agreement with Valassis Sales and Marketing Services, Inc. dated February 21, 2014	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2014

*10.23	2015 Executive Officer Incentive Bonus Plan	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2015

10.24

Standstill Agreement dated December 5, 2015 with Nicholas J. Swenson, Air T, Inc., Groveland Capital  LLC, Groveland Hedged Credit Fund LLC, Sardar Biglari, Philip L. Cooley, The Lion Fund II, L.P., and Biglari Capital Corp.

Exhibit 10.1 of the Registrant’s Form 8-K filed December 7, 2015

14	Code of Ethics	Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

Exhibit Number	Description	Incorporated By Reference To
+23.1	Consent of Independent Registered Public Accounting Firm

+31.1	Certification of President and CFO (Principal Executive and Financial Officer) pursuant to Section 302 of the Sarbanes Oxley Act of 2002

++32	Certification of President and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

+101.1

The following materials from Insignia Systems, Inc.’s Annual Report on Form 10-K for the year ending December 31, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Comprehensive Income, (iii) Statements of Cash Flows, (iv) Statements of Stockholders’ Equity, and (v) Notes to Financial Statements.

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

Insignia Systems, Inc.

	By:	/s/ John C. Gonsior
John C. Gonsior
President and Chief Financial Officer
Dated: March 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Gonsior	President and Chief Financial Officer,	March 18, 2016
John C. Gonsior	Secretary and Treasurer (principal executive,
financial and accounting officer)

/s/ Sardar Biglari	Co-Chairman of the Board, Director	March 18, 2016
Sardar Biglari

/s/ F. Peter Zaballos	Co-Chairman of the Board, Director	March 18, 2016
F. Peter Zaballo

/s/ Jacob J. Berning	Director	March 18, 2016
Jacob J. Berning

/s/ David L. Boehnen	Director	March 18, 2016
David L. Boehnen

/s/ Philip L. Cooley	Director	March 18, 2016
Philip L. Cooley

/s/ Edward A. Corcoran	Director	March 18, 2016
Edward A. Corcoran

/s/ Michael C. Howe	Director	March 18, 2016
Michael C. Howe

/s/ Nicholas J. Swenson	Director	March 18, 2016
Nicholas J. Swenson

/s/ Steven R. Zenz	Director	March 18, 2016
Steven R. Zenz