Form 10-Q
period 2016-03-31
INSIGNIA SYSTEMS INC/MN
filed 2016-04-29
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of April 25, 2016 was 11,611,734.

Insignia Systems, Inc.

PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

Insignia Systems, Inc.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,677,000	$8,523,000
Accounts receivable, net	6,267,000	8,392,000
Available for sale investments	7,644,000	9,490,000
Inventories	488,000	391,000
Income tax receivable	260,000	1,000
Prepaid expenses and other	678,000	492,000
Total Current Assets	25,014,000	27,289,000

Other Assets:
Property and equipment, net	1,709,000	1,584,000
Other, net	2,351,000	2,841,000

Total Assets	$29,074,000	$31,714,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,112,000	$3,355,000
Accrued liabilities
Compensation	635,000	1,494,000
Other	464,000	715,000
Income tax payable	89,000	264,000
Deferred revenue	361,000	164,000
Total Current Liabilities	3,661,000	5,992,000

Long-Term Liabilities:
Deferred tax liabilities	199,000	199,000
Accrued income taxes	528,000	528,000
Deferred rent	313,000	275,000
Total Long-Term Liabilities	1,040,000	1,002,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued shares - 11,682,000 at March 31, 2016 and
11,721,000 at December 31, 2015
Outstanding shares - 11,611,000 at March 31, 2016 and
11,633,000 at December 31, 2015	116,000	116,000
Additional paid-in capital	17,776,000	17,810,000
Retained earnings	6,483,000	6,805,000
Accumulated other comprehensive loss	(2,000)	(11,000)
Total Shareholders’ Equity	24,373,000	24,720,000

Total Liabilities and Shareholders’ Equity	$29,074,000	$31,714,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

Three Months Ended March 31	2016	2015
Services revenues	$5,617,000	$6,046,000
Products revenues	461,000	495,000
Total Net Sales	6,078,000	6,541,000

Cost of services	3,783,000	3,389,000
Cost of goods sold	328,000	350,000
Total Cost of Sales	4,111,000	3,739,000
Gross Profit	1,967,000	2,802,000

Operating Expenses:
Selling	1,108,000	1,344,000
Marketing	270,000	335,000
General and administrative	1,160,000	962,000
Total Operating Expenses	2,538,000	2,641,000
Operating Income (Loss)	(571,000)	161,000

Other income	17,000	10,000
Income (Loss) Before Taxes	(554,000)	171,000

Income tax expense (benefit)	(232,000)	75,000
Net Income (Loss)	$(322,000)	$96,000

Other comprehensive income (loss), net of tax:
Unrealized gain on available for sale securities	9,000	6,000
Comprehensive Income (Loss)	$(313,000)	$102,000

Net income (loss) per share:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01

Shares used in calculation of net income (loss) per share:
Basic	11,624,000	12,210,000
Diluted	11,624,000	12,420,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2016	2015
Operating Activities:
Net income (loss)	$(322,000)	$96,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	460,000	285,000
Changes in allowance for doubtful accounts	(30,000)	17,000
Deferred income tax expense	—	119,000
Stock-based compensation expense	26,000	83,000
Changes in operating assets and liabilities:
Accounts receivable	2,155,000	733,000
Inventories	(97,000)	14,000
Income tax receivable	(259,000)	(53,000)
Prepaid expenses and other	38,000	152,000
Accounts payable	(1,243,000)	(279,000)
Accrued liabilities	(1,072,000)	(531,000)
Income tax payable	(175,000)	9,000
Excess tax benefit from stock-based awards	—	(2,000)
Deferred revenue	197,000	501,000
Net cash provided by (used in) operating activities	(322,000)	1,144,000

Investing Activities:
Purchases of property and equipment	(318,000)	(75,000)
Purchase of investments	—	(889,000)
Proceeds from sale or maturity of investments	1,855,000	732,000
Net cash provided by (used in) investing activities	1,537,000	(232,000)

Financing Activities:
Proceeds from issuance of common stock	45,000	63,000
Excess tax benefit from stock-based awards	—	2,000
Repurchase of common stock, net	(106,000)	(93,000)
Net cash used in financing activities	(61,000)	(28,000)

Increase in cash and cash equivalents	1,154,000	884,000

Cash and cash equivalents at beginning of period	8,523,000	7,237,000
Cash and cash equivalents at end of period	$9,677,000	$8,121,000

Supplemental disclosures for cash flow information:
Cash paid during the period for income taxes	$207,000	$3,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.              Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services primarily to consumer packaged goods manufacturers. The Company’s products include the Insignia Point-of-Purchase Services (POPS) in-store marketing program, thermal sign card supplies for the Company’s Impulse Retail System, and laser printable cardstock and label supplies. In October 2014, the Company announced the introduction of a new product, The Like MachineTM.  The Company licenses this product from TLM Holdings, LLC (“TLMH”), a company in which Insignia’s Chief Sales and Marketing Officer, Tim Halfmann, is the majority owner and serves as a principal. In March 2016, the Company and TLMH signed a new distribution agreement for the sale of The Like Machine to Insignia’s customers. This distribution agreement replaced the Company’s prior license agreement with TLMH. Mr. Halfmann has resigned from Insignia, effective April 30, 2016 in order to focus his efforts more fully on The Like Machine product and its evolution going forward.

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2016, and its results of operations and its cash flows for the three months ended March 31, 2016 and 2015. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Summary of Significant Accounting Policies in the Company’s 2015 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse machines, sign cards, rollstock, and TLM devices. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

	March 31,	December 31,
	2016	2015
Raw materials	$48,000	$69,000
Work-in-process	15,000	4,000
Finished goods	425,000	318,000
	$488,000	$391,000

Property and Equipment. Property and equipment consists of the following:

	March 31,	December 31,
	2016	2015
Property and Equipment:
Production tooling, machinery and equipment	$3,725,000	$3,722,000
Office furniture and fixtures	322,000	145,000
Computer equipment and software	1,276,000	1,233,000
Web site	40,000	40,000
Leasehold improvements	570,000	—
Construction in-progress	30,000	616,000
	5,963,000	5,756,000
Accumulated depreciation and amortization	(4,254,000)	(4,172,000)
Net Property and Equipment	$1,709,000	$1,584,000

Depreciation expense was approximately $194,000 and $163,000 in the three months ended March 31, 2016 and 2015, respectively.

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

The Company issued options to purchase an aggregate of 20,000 shares of common stock under its 2013 Omnibus Stock and Incentive Plan, as amended, with a weighted average exercise price of $2.90, during the three months ended March 31, 2016. The Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 2.5 years, expected volatility of 41%, dividend yield of 0% and risk-free interest rate of 1.00%. During the three months ended March 31, 2016, no restricted stock units were granted by the Company. During the three months ended March 31, 2015, no stock option awards or restricted stock units were granted by the Company.

The Company estimated the fair value of stock-based awards granted during the three months ended March 31, 2016 under the employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 year, expected volatility of 31%, dividend yield of 0% and risk-free interest rate of 0.61%.

The total fair value of stock-based rights granted under the employee stock purchase plan during the three months ended March 31, 2016 and 2015 was approximately $3,000 and $7,000, respectively.

Total stock-based compensation expense recorded for the three months ended March 31, 2016 and 2015, was $26,000 and $83,000, respectively.

During the three months ended March 31, 2016, there were no options exercised. During the three months ended March 31, 2015, 23,667 shares of common stock were issued pursuant to stock option exercises, for which the Company received aggregate proceeds of $1,000. A portion of the stock option exercises in the three months ended March 31, 2015 were done on a cashless basis.

Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any potential dilutive effects of stock options. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period.

Due to the net loss incurred during the three months ended March 31, 2016, all stock awards were anti-dilutive for the period. Options to purchase approximately 672,000 shares of common stock with a weighted average exercise price of $3.97 were outstanding at March 31, 2015 and were not included in the computation of common stock equivalents for the three months ended March 31, 2015 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three months ended March 31, 2016 and 2015 were as follows:

Three months ended March 31	2016	2015
Denominator for basic net income per share - weighted average shares	11,624,000	12,210,000
Effect of dilutive securities:
Stock options and restricted stock units	—	210,000
Denominator for diluted net income per share - weighted average shares	11,624,000	12,420,000

2.              Investments.  The Company carries certain investments intended to increase the yield on available cash balances. The Company has classified all investments as current assets, as they are available to fund current operations. These investments are in debt securities, with an average maturity of approximately one year, and are classified as available-for-sale.

These investments are accounted for in accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments — Debt and Equity Securities.” At March 31, 2016 and 2015, the Company’s investment balances consisted solely of available-for-sale securities and were carried at fair value in accordance with ASC 820-10 and were valued using Level 2 inputs.

3.              Selling Arrangement.  In 2011, the Company paid News America Marketing In-Store, LLC (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 in each of the three months ended March 31, 2016 and 2015 and is expected to be $400,000 per year over the next four years and $117,000 in the year ending December 31, 2021, is recorded within cost of services in the Company’s statements of comprehensive income (loss). The net carrying amount of the selling arrangement is recorded within other assets on the Company’s condensed balance sheet.

4.              Income Taxes.  For the three months ended March 31, 2016, the Company recorded income tax benefit of $232,000, or 41.9% of loss before taxes. For the three months ended March 31, 2015, the Company recorded income tax expense of $75,000, or 43.9% of income before taxes. The income tax provision (benefit) for the three months ended March 31, 2016 and 2015 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2016 and 2015 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income.

As of March 31, 2016 and December 31, 2015, the Company has unrecognized tax benefits totaling $528,000, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $528,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2016.

5.              Concentrations.  During the three months ended March 31, 2016, two customers accounted for 40% and 15% of the Company’s total net sales. During the three months ended March 31, 2015, one customer accounted for 43% of the Company’s total net sales. At March 31, 2016, one customer accounted for 67% of the Company’s total accounts receivable. At December 31, 2015, one customer accounted for 62% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

6.              Share Repurchases. On October 30, 2015, the Board authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before October 30, 2017. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. For the three months ended March 31, 2016, the Company repurchased approximately 40,000 shares at a total cost of approximately $106,000. As of March 31, 2016, the approximate dollar value of shares that may yet be purchased by the Company under the plan was $4,878,000.

Under a prior plan that expired November 3, 2015, for the three months ended March 31, 2015, the Company repurchased approximately 31,000 shares at a total cost of approximately $93,000.

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

In February 2016, FASB issued ASU 2016-2, Leases, under which lessees will recognize most leases on the balance sheet. This will generally increase reported assets and liabilities. For public entities, this ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-2 mandates a modified retrospective transition method for all entities. We are in the process of determining the impact that the updated accounting guidance will have on our financial statements.

In March 2016, the FASB issued ASU 2016-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  We will begin the process of determining the impact that the updated accounting guidance will have on our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q and the “Risk Factors” described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our Current Reports on Form 8-K and our other SEC filings.

Company Overview

Insignia Systems, Inc. (referred to in this Quarterly Report on Form 10-Q as “Insignia,” “we,” “us,” “our” and the “Company”) is a developer and marketer of innovative in-store products, programs and services that help consumer packaged goods (“CPG”) manufacturers and retail partners drive sales at the point of purchase. The Company was incorporated in 1990. Since 1998, the Company has focused on managing a retail network, made up of over 22,000 store locations, for the primary purpose of providing turn-key at-shelf market access for CPG manufacturers’ marketing programs. Insignia provides participating retailers with benefits including incremental revenue, incremental sales opportunities, increased shopper engagement in-store, and custom creative development and other in-kind services.

Insignia’s primary product is the Point-Of-Purchase Services (POPS®) in-store marketing program. Insignia POPS program is a national, account-specific, shelf-edge advertising and promotional tactic. Internal testing has indicated the program delivers incremental sales for the featured brand. The program allows manufacturers to deliver vital product information to consumers at the point-of-purchase, and to leverage the local retailer brand and store-specific prices to provide a unique “call to action” that draws attention to the featured brand and triggers a purchase decision.  CPG customers benefit from Insignia’s nimble operational capabilities, which include short lead times, in-house graphic design capabilities, post-program analytics, and micro-marketing capabilities such as variable or bilingual messaging.

In October 2014, the Company announced the introduction of a new product, The Like MachineTM, which is an innovative new media that harnesses the power of social media, consumer engagement, and word-of-mouth recommendation at the point of purchase.  The Company licenses this product from TLM Holdings, LLC (“TLMH”), a company in which Insignia’s Chief Sales and Marketing Officer, Tim Halfmann, is the majority owner and serves as a principal. In March 2016, the Company and TLMH signed a new distribution agreement for the sale of The Like Machine to Insignia’s customers. This distribution agreement replaced the Company’s prior license agreement with TLMH. Mr. Halfmann has resigned from Insignia, effective April 30, 2016 in order to focus his efforts more fully on The Like Machine product and its evolution going forward.

2016 Business Overview

Summary of Financial Results

For the quarter ended March 31, 2016, the Company generated revenues of $6,078,000, as compared with revenues of $6,541,000 for the quarter ended March 31, 2015. Net loss for the quarter ended March 31, 2016 was $322,000, as compared to a net income of $96,000 for the quarter ended March 31, 2015.

During the quarter ended March 31, 2016, cash and cash equivalents increased $1,154,000 from $8,523,000 at December 31, 2015, to $9,677,000 at March 31, 2016, with available-for-sale investments of $7,644,000, compared to $9,490,000 at December 31, 2015. We had no debt as of March 31, 2016.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Comprehensive Income (Loss) as a percentage of total net sales.

For the Three Months Ended March 31	2016	2015
Net sales	100.0%	100.0%
Cost of sales	67.6	57.2
Gross profit	32.4	42.8
Operating expenses:
Selling	18.3	20.5
Marketing	4.4	5.1
General and administrative	19.1	14.7
Total operating expenses	41.8	40.3
Operating income (loss)	(9.4)	2.5
Other income	0.3	0.1
Income (loss) before taxes	(9.1)	2.6
Income tax expense (benefit)	(3.8)	1.1
Net income (loss)	(5.3)%	1.5%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net Sales. Net sales for the three months ended March 31, 2016 decreased 7.1% to $6,078,000, compared to $6,541,000 for the three months ended March 31, 2015.

Service revenues for the three months ended March 31, 2016 decreased 7.1% to $5,617,000, compared to $6,046,000 for the three months ended March 31, 2015. The decrease was primarily due to our POPSign program, which had a decrease of 3.1% in average sign price per sign, resulting from program mix and a decrease of 3.6% in the number of signs placed, which was a result of a lower number of programs sold compared to the prior year.

Product sales for the three months ended March 31, 2016 decreased 6.9% to $461,000, compared to $495,000 for the three months ended March 31, 2015. The decrease was primarily due to lower sales of Impulse sign card supplies.

Gross Profit. Gross profit for the three months ended March 31, 2016 decreased 29.8% to $1,967,000, compared to $2,802,000 for the three months ended March 31, 2015. Gross profit as a percentage of total net sales decreased to 32.4% for the three months ended March 31, 2016, compared to 42.8% for the three months ended March 31, 2015.

Service revenues: Gross profit from our service revenues for the three months ended March 31, 2016 decreased 31.0% to $1,834,000, compared to $2,657,000 for the three months ended March 31, 2015. The decrease was primarily due to a decrease in sales, as our gross profit percentage is highly dependent on sales levels, as well as, increased costs associated with The Like Machine product launch, and costs associated with the implementation project for our new IT operating infrastructure. We estimate that the implementation of this new IT operating infrastructure will increase 2016 expense by approximately $500,000. Gross profit as a percentage of service revenue for the three months ended March 31, 2016 decreased to 32.7%, compared to 43.9% for the three months ended March 31, 2015. The decrease was primarily due to the factors described above.

Product sales: Gross profit from our product sales for the three months ended March 31, 2016 decreased 8.3% to $133,000, compared to $145,000 for the three months ended March 31, 2015. The decrease was primarily due to a decrease in revenue. Gross profit as a percentage of product sales was relatively consistent at 28.9% for the three months ended March 31, 2016, compared to 29.3% for the three months ended March 31, 2015.

Operating Expenses

Selling.  Selling expenses for the three months ended March 31, 2016 decreased 17.6% to $1,108,000, compared to $1,344,000 for the three months ended March 31, 2015. The decrease in selling expense was primarily due to decreased staffing and staff related costs, combined with lower variable compensation and other sales related expenses.

Selling expenses as a percentage of total net sales decreased to 18.3% for the three months ended March 31, 2016, compared to 20.5% for the three months ended March 31, 2015. The decrease in selling expenses as a percentage of total net sales in the 2016 period was primarily due to the factors described above, partially offset by decreased sales.

Marketing.  Marketing expenses for the three months ended March 31, 2016 decreased 19.4% to $270,000, compared to $335,000 for the three months ended March 31, 2015. Decreased marketing expense was primarily due to decreased staffing and staff related costs, combined with decreased consulting fees.

Marketing expenses as a percentage of total net sales decreased to 4.4% for the three months ended March 31, 2016, compared to 5.1% for the three months ended March 31, 2015. The decrease in marketing expenses as a percentage of total net sales in the 2016 period was primarily due to the factors described above, partially offset by decreased sales.

General and administrative.  General and administrative expenses for the three months ended March 31, 2016 increased 20.6% to $1,160,000, compared to $962,000 for the three months ended March 31, 2015. The increase in the 2016 period as compared to the 2015 period was primarily the result of increased legal fees, executive recruiting and onboarding costs, and consulting fees, partially offset by decreased staffing and staff related costs.

General and administrative expenses as a percentage of total net sales increased to 19.1% for the three months ended March 31, 2016, compared to 14.7% for the three months ended March 31, 2015. Increased expense as a percentage of total net sales in the 2016 period was primarily due to the factors described above combined with decreased sales.

Other Income.  Other income for the three months ended March 31, 2016 was $17,000, compared to $10,000 for the three months ended March 31, 2015. Other income is comprised of interest earned on cash, cash equivalents and available-for-sale investment balances.

Income Taxes.  For the three months ended March 31, 2016, the Company recorded income tax benefit of $232,000, or 41.9% of loss before taxes. For the three months ended March 31, 2015, the Company recorded income tax expense of $75,000, or 43.9% of income before taxes. The income tax provision for the three months ended March 31, 2016 and 2015 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2016 and 2015 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income.

Net Income (Loss).  For the reasons stated above, net loss for the three months ended March 31, 2016 was $322,000, compared to net income of $96,000 for the three months ended March 31, 2015.

Other Comprehensive Income (Loss). Other comprehensive income (loss) is comprised of unrealized gains and losses, net of tax, from available-for-sale investments.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from public and private stock sales and sales of its services and products. At March 31, 2016, working capital was $21,353,000 compared to $21,297,000 at December 31, 2015. During the three months ended March 31, 2016, cash and cash equivalents increased $1,154,000 from $8,523,000 at December 31, 2015, to $9,677,000 at March 31, 2016, while available-for-sale investments decreased $1,846,000 from $9,490,000 at December 31, 2015, to $7,644,000 at March 31, 2016.

Operating Activities:  Net cash used in operating activities during the three months ended March 31, 2016, was $322,000. The net loss of $322,000, plus non-cash adjustments of $456,000 and changes in operating assets and liabilities of $(456,000) resulted in the $322,000 of cash used in operating activities. The largest component of the change in operating assets and liabilities was accounts receivable, which decreased $2,155,000 as a result of the timing of collections on these accounts, offset by decreases in accounts payable and accrued liabilities totaling $2,315,000 which will fluctuate based on normal business conditions. The non-cash adjustments consisted of depreciation and amortization expense, changes in allowance for doubtful accounts, and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities:  Net cash provided by investing activities during the three months ended March 31, 2016 was $1,537,000. This was related to the proceeds from sale or maturity of investments of $1,855,000, partially offset by purchases of property and equipment of $318,000.

Financing Activities:  Net cash used in financing activities during the three months ended March 31, 2016 was $61,000, which related to the repurchase of common stock under the Company’s share repurchase plan of $106,000, partially offset by proceeds received from issuance of common stock under the employee stock purchase plan of $45,000.

The Company anticipates capital expenditures to approximate $1.4 million in 2016; primarily related to the investment being made to upgrade the Company’s technological infrastructure.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2015, included in our Form 10-K filed with the Securities and Exchange Commission on March 18, 2016. We believe our most critical accounting policies and estimates include the following:

•                  revenue recognition;

•                  allowance for doubtful accounts;

•                  impairment of long-lived assets;

•                  income taxes; and

•                  stock-based compensation.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q that are not statements of historical or current facts, are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for at least the next twelve months; (ii) that we expect fluctuations in accounts receivable and payable, accrued liabilities, and deferred revenue; and (iii) plans to repurchase Company stock. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this statement was made. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (i) the risk that management may be unable to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (ii) the risk that the Company will not be able to develop and implement new product offerings, including mobile,  digital or other new offerings, in a successful manner; (iii) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with retailers and consumer packaged goods manufacturers; (iv) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions, the effect of current sales trends on fiscal year 2016 results and the benefit of our relationship with News America; (v) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a consumer packaged goods manufacturer, retailer, or News America; (vi) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally; (vii) our ability to successfully implement our new IT operating infrastructure; and (viii) our ability to attract and retain highly qualified managerial, operational and sales personnel. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2015, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

PART II.         OTHER INFORMATION

Item 1.                     Legal Proceedings

None.

Item 1A.            Risk Factors

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015. We believe there have been no material changes from the risk factors disclosed on Form 10-K.

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

Our share repurchase program activity for the three months ended March 31, 2016, under the plan was:

			Total Number of	Approximate Dollar
			Shares Purchased As	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under The Plans
	Repurchased	Per Share	or Programs	or Programs

January 1-31, 2016	22,220	$2.64	22,220	$4,924,000
February 1-29, 2016	17,573	$2.61	17,573	$4,878,000
March 1-31, 2016	—	$—	—	$4,878,000
Total	39,793	$2.63

Item 3.                     Defaults upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

The following exhibits are included herewith:

Exhibit Number	Description

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008 (incorporated by reference to Exhibit 3.1 to annual report on Form 10-K for the year ended December 31, 2015)

3.2	Composite Bylaws of Registrant, as amended through December 5, 2015 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2015)

10.1	Letter Agreement, dated March 15, 2016, with Timothy J. Halfmann (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 17, 2016)

10.2	2016 Executive Officer Incentive Bonus Plan

31	Certification of Principal Executive and Financial Officer

32	Section 1350 Certification

101

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language):  (i) Condensed Balance Sheets; (ii) Statements of Comprehensive Income (Loss); (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2016	Insignia Systems, Inc.
(Registrant)

/s/ John C. Gonsior
John C. Gonsior
President and Chief Financial Officer
(on behalf of the registrant and as principal executive and financial officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008 (incorporated by reference to Exhibit 3.1 to annual report on Form 10-K for the year ended December 31, 2015)

3.2	Composite Bylaws of Registrant, as amended through December 5, 2015 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2015)

10.1	Letter Agreement, dated March 15, 2016, with Timothy J. Halfmann (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 17, 2016)

+10.2	2016 Executive Officer Incentive Bonus Plan

+31	Certification of Principal Executive and Financial Officer.

++32	Section 1350 Certification.

+101

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Comprehensive Income (Loss); (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

+	Filed herewith.
++	Furnished herewith.