Form 10-Q
period 2016-06-30
INSIGNIA SYSTEMS INC/MN
filed 2016-07-28
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2016

or

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

Number of shares outstanding of Common Stock, $.01 par value, as of July 25, 2016 was 11,645,233.

Insignia Systems, Inc.

i

PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

Insignia Systems, Inc.

CONDENSED BALANCE SHEETS

	June 30,
	2016	December 31,
	(Unaudited)	2015
ASSETS
Current Assets:
Cash and cash equivalents	$10,772,000	$8,523,000
Accounts receivable, net	6,784,000	8,392,000
Available for sale investments	6,213,000	9,490,000
Inventories	570,000	391,000
Income tax receivable	465,000	1,000
Prepaid expenses and other	754,000	492,000
Total Current Assets	25,558,000	27,289,000

Other Assets:
Property and equipment, net	1,585,000	1,584,000
Other, net	2,222,000	2,841,000

Total Assets	$29,365,000	$31,714,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,382,000	$3,355,000
Accrued liabilities:
Compensation	744,000	1,494,000
Other	493,000	715,000
Income tax payable	80,000	264,000
Deferred revenue	396,000	164,000
Total Current Liabilities	4,095,000	5,992,000

Long-Term Liabilities:
Deferred tax liabilities	199,000	199,000
Accrued income taxes	528,000	528,000
Deferred rent	300,000	275,000
Total Long-Term Liabilities	1,027,000	1,002,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued shares - 11,774,000 at June 30, 2016 and 11,721,000 at December 31, 2015
Outstanding shares - 11,631,000 at June 30, 2016 and 11,633,000 at December 31, 2015	116,000	116,000
Additional paid-in capital	17,731,000	17,810,000
Retained earnings	6,396,000	6,805,000
Accumulated other comprehensive loss	—	(11,000)
Total Shareholders’ Equity	24,243,000	24,720,000

Total Liabilities and Shareholders’ Equity	$29,365,000	$31,714,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Services revenues	$6,163,000	$6,212,000	$11,780,000	$12,258,000
Products revenues	454,000	461,000	915,000	956,000
Total Net Sales	6,617,000	6,673,000	12,695,000	13,214,000

Cost of services	4,199,000	3,371,000	7,982,000	6,760,000
Cost of goods sold	302,000	316,000	630,000	666,000
Total Cost of Sales	4,501,000	3,687,000	8,612,000	7,426,000
Gross Profit	2,116,000	2,986,000	4,083,000	5,788,000

Operating Expenses:
Selling	1,036,000	1,145,000	2,144,000	2,489,000
Marketing	257,000	451,000	527,000	786,000
General and administrative	1,110,000	1,003,000	2,270,000	1,965,000
Total Operating Expenses	2,403,000	2,599,000	4,941,000	5,240,000
Operating Income (Loss)	(287,000)	387,000	(858,000)	548,000

Other income	15,000	27,000	32,000	37,000
Income (Loss) Before Taxes	(272,000)	414,000	(826,000)	585,000

Income tax expense (benefit)	(185,000)	164,000	(417,000)	239,000
Net Income (Loss)	$(87,000)	$250,000	$(409,000)	$346,000

Other comprehensive income (loss), net of tax:
Unrealized gain on available for sale securities	2,000	1,000	11,000	7,000
Comprehensive Income (Loss)	$(85,000)	$251,000	$(398,000)	$353,000

Net income (loss) per share:
Basic	$(0.01)	$0.02	$(0.04)	$0.03
Diluted	$(0.01)	$0.02	$(0.04)	$0.03

Shares used in calculation of net income (loss) per share:
Basic	11,612,000	12,213,000	11,618,000	12,212,000
Diluted	11,612,000	12,392,000	11,618,000	12,406,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30	2016	2015
Operating Activities:
Net income (loss)	$(409,000)	$346,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	785,000	567,000
Changes in allowance for doubtful accounts	19,000	(32,000)
Deferred income tax expense	—	119,000
Stock-based compensation expense	108,000	278,000
Changes in operating assets and liabilities:
Accounts receivable	1,589,000	(141,000)
Inventories	(179,000)	74,000
Income tax receivable	(464,000)	254,000
Prepaid expenses and other	(36,000)	263,000
Accounts payable	(973,000)	(471,000)
Accrued liabilities	(947,000)	(570,000)
Income tax payable	(184,000)	30,000
Excess tax benefit from stock-based awards	—	(3,000)
Deferred revenue	232,000	1,009,000
Net cash provided by (used in) operating activities	(459,000)	1,723,000

Investing Activities:
Purchases of property and equipment	(393,000)	(101,000)
Purchases of investments	—	(3,439,000)
Proceeds from sale or maturity of investments	3,288,000	3,332,000
Net cash provided by (used in) investing activities	2,895,000	(208,000)

Financing Activities:
Proceeds from issuance of common stock, net	60,000	56,000
Excess tax benefit from stock-based awards	—	3,000
Repurchase of common stock, net	(247,000)	(99,000)
Net cash used in financing activities	(187,000)	(40,000)

Increase in cash and cash equivalents	2,249,000	1,475,000

Cash and cash equivalents at beginning of period	8,523,000	7,237,000
Cash and cash equivalents at end of period	$10,772,000	$8,712,000

Supplemental disclosures for cash flow information:
Cash paid during the period for income taxes	$238,000	$13,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.              Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services primarily to consumer packaged goods manufacturers. The Company’s products include the Insignia Point-of-Purchase Services (POPS) in-store marketing program, thermal sign card supplies for the Company’s Impulse Retail System, and laser printable cardstock and label supplies. In October 2014, the Company announced the introduction of a new product, The Like MachineTM  (“TLM”).  The Company previously licensed this product from TLM Holdings, LLC (“TLMH”), a company in which Insignia’s former Chief Sales and Marketing Officer, Tim Halfmann, is the majority owner and serves as a principal. In March 2016, the Company and TLMH signed a new distribution agreement for the sale of The Like Machine to Insignia’s customers. This distribution agreement replaced the Company’s prior license agreement with TLMH. Mr. Halfmann resigned from Insignia, effective April 30, 2016 in order to focus his efforts more fully on The Like Machine product and its evolution going forward.

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2016, and its results of operations for the three and six months ended June 30, 2016 and 2015, and its cash flows for the six months ended June 30, 2016 and 2015. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2015 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of parts and supplies for Impulse machine, sign cards, rollstock and TLM devices. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consisted of the following as of the dates indicated:

	June 30,	December 31,
	2016	2015
Raw materials	$82,000	$69,000
Work-in-process	12,000	4,000
Finished goods	476,000	318,000
	$570,000	$391,000

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	June 30,	December 31,
	2016	2015
Property and Equipment:
Production tooling, machinery and equipment	$3,728,000	$3,722,000
Office furniture and fixtures	322,000	145,000
Computer equipment and software	1,279,000	1,233,000
Web site	40,000	40,000
Leasehold improvements	577,000	—
Construction in-progress	89,000	616,000
	6,035,000	5,756,000
Accumulated depreciation and amortization	(4,450,000)	(4,172,000)
Net Property and Equipment	$1,585,000	$1,584,000

Depreciation expense was approximately $196,000 and $390,000 in the three and six months ended June 30, 2016, respectively, and $159,000 and $322,000 in the three and six months ended June 30, 2015, respectively.

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

The Company issued options to purchase an aggregate of 20,000 shares of common stock under its 2013 Omnibus Stock and Incentive Plan, as amended (the “2013 Plan”), with a weighted average exercise price of $2.90, during the six months ended June 30, 2016. The Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 2.5 years, expected volatility of 41%, dividend yield of 0% and risk-free interest rate of 1.00%. The Company issued options to purchase an aggregate of 200,000 shares of common stock under the 2013 Plan, as amended, with a weighted average exercise price of $2.82, during the six months ended June 30, 2015. The Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 3.4 years, expected volatility of 45%, dividend yield of 0% and risk-free interest rate of 1.18%.

During the six months ended June 30, 2016, the Company issued 100,000 shares of restricted stock under the 2013 Plan. The shares underlying the awards were assigned a value of $2.33 per share, based on the stock price on the date of the grant, and are scheduled to vest over five years. The Company issued 31,000 restricted stock units under the 2013 Plan during the six months ended June 30, 2015. Each unit represents the right to acquire one share of the Company’s common stock.  The units were assigned a value of $2.82 per share, based on the stock price on the date of grant, and are scheduled to vest over three years.

The Company estimated the fair value of stock-based awards granted during the six months ended June 30, 2016, under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 years, expected volatility of 31%, dividend yield of 0% and risk-free interest rate of 0.61%.

During May and June 2016, members of the Board of Directors received grants totaling 54,036 fully vested shares of common stock pursuant to the 2013 Plan. The shares were assigned a weighted average value of $2.19 per share, based on the stock prices on the applicable grant dates, for a total value of $119,000, of which $109,000 is included in stock-based compensation expense for the six months ended June 30, 2016 and $10,000 was accrued for and expensed in the prior year. In June 2015, members of the Board of Directors received similar grants totaling 37,233 shares pursuant to the 2013 Plan. The shares were assigned a value of $2.82 per share, based on the stock price on the date of grant, for a total value of $105,000, which is included in stock-based compensation expense for the six months ended June 30, 2015.

Total stock-based compensation expense recorded for the three and six months ended June 30, 2016 was $82,000 and $108,000, respectively, and for the three and six months ended June 30, 2015 was $195,000 and $278,000, respectively.

During each of the three and six months ended June 30, 2016, there were approximately 61,000 shares issued pursuant to stock option exercises, for which the Company received proceeds of $16,000. During the three and six months ended June 30, 2015 there were approximately 10,000 shares and 34,000 shares issued pursuant to stock option exercises, for which the Company received proceeds of $1,000 and $2,000, respectively. A portion of the stock option exercises in the three and six months ended June 30, 2016 and 2015 were completed on a cashless basis.

Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period.

Due to the net loss incurred during the three and six months ended June 30, 2016, all stock awards were anti-dilutive for the period. Options to purchase approximately 628,000 and 650,000 shares of common stock with a weighted average exercise price of $3.79 and $3.89, respectively, were outstanding at June 30, 2015 and were not included in the computation of common stock equivalents for the three and six months ended June 30, 2015 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Denominator for basic net income (loss) per share - weighted average shares	11,612,000	12,213,000	11,618,000	12,212,000
Effect of dilutive securities:
Stock options and restricted stock units and awards	—	179,000	—	194,000
Denominator for diluted net income (loss) per share - weighted average shares	11,612,000	12,392,000	11,618,000	12,406,000

2.              Investments.  The Company carries certain investments intended to increase the yield on available cash balances. The Company has classified all investments as current assets, as they are available to fund current operations. These investments are in debt securities, with an average maturity of approximately one year, and are classified as available-for-sale.

These investments are accounted for in accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments — Debt and Equity Securities.” At June 30, 2016 and 2015, the Company’s investment balances consisted solely of available-for-sale securities and were carried at fair value in accordance with ASC 820-10 and were valued using Level 2 inputs.

3.              Selling Arrangement.  In 2011, the Company paid News America Marketing In-Store, LLC (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 and $200,000 in both of the three and six months ended June 30, 2016 and 2015, respectively, and is expected to be $400,000 per year over the next four years and $117,000 in the year ending December 31, 2021, is recorded within cost of services in the Company’s statements of comprehensive income (loss). The net carrying amount of the selling arrangement is recorded within other assets on the Company’s condensed balance sheet.

4.              Income Taxes.  For the three and six months ended June 30, 2016, the Company recorded income tax benefit of $185,000 and $417,000, or 68.0% and 50.5% of loss before taxes, respectively. For the three and six months ended June 30, 2015, the Company recorded income tax expense of $164,000 and $239,000, or 39.6% and 40.9% of income before taxes, respectively. The income tax provision (benefit) for the three and six months ended June 30, 2016 and 2015 is comprised of federal and state taxes. The primary differences between the Company’s June 30, 2016 and 2015 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment. At relatively low levels of projected income (loss) before income taxes, these differences can result in large swings in the effective rate. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income.

As of June 30, 2016 and December 31, 2015, the Company had unrecognized tax benefits totaling $528,000, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $528,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2016.

5.              Concentrations.  During the six months ended June 30, 2016, two customers accounted for 36% and 10% of the Company’s total net sales. During the six months ended June 30, 2015, one customer accounted for 35% of the Company’s total net sales. At June 30, 2016, one customer accounted for 45% of the Company’s total accounts receivable. At December 31, 2015, one customer accounted for 62% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

6.              Share Repurchase. On October 30, 2015, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before October 30, 2017. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. For the three and six months ended June 30, 2016, the Company repurchased approximately 60,000 and 100,000 shares, respectively, at a total cost of $141,000 and $247,000. As of June 30, 2016, the approximate dollar value of shares that may yet be purchased by the Company under the plan was $4,740,000.

Under a prior plan that expired November 3, 2015, for the three and six months ended June 30, 2015, the Company repurchased approximately 2,000 and 33,000 shares, respectively, at a total cost of $6,000 and $99,000.

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

In October 2014, the Company announced the introduction of a new product, The Like MachineTM, which is an innovative new media that harnesses the power of social media, consumer engagement, and word-of-mouth recommendation at the point of purchase.  The Company previously licensed this product from TLM Holdings, LLC (“TLMH”), a company in which Insignia’s former Chief Sales and Marketing Officer, Tim Halfmann, is the majority owner and serves as a principal. In March 2016, the Company and TLMH signed a new distribution agreement for the sale of The Like Machine to Insignia’s customers. This distribution agreement replaced the Company’s prior license agreement with TLMH. Mr. Halfmann resigned from Insignia, effective April 30, 2016 in order to focus his efforts more fully on The Like Machine product and its evolution going forward.

2016 Business Overview

Summary of Financial Results

For the quarter ended June 30, 2016, the Company generated revenues of $6,617,000, as compared with revenues of $6,673,000 for the quarter ended June 30, 2015. For the six months ended June 30, 2016, we generated total net sales of $12,695,000, as compared with total net sales of $13,214,000 in the six months ended June 30, 2015. Net loss for the quarter ended June 30, 2016 was $87,000, as compared to net income of $250,000 for the quarter ended June 30, 2015. Net loss for the six months ended June 30, 2016 was $409,000, as compared to net income of $346,000 for the six months ended June 30, 2015.

During the six months ended June 30, 2016, cash and cash equivalents increased $2,249,000 from $8,523,000 at December 31, 2015, to $10,772,000 at June 30, 2016, with available-for-sale investments of $6,213,000 at June 30, 2016, compared to $9,490,000 at December 31, 2015. We had no debt as of June 30, 2016.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Comprehensive Income (Loss) as a percentage of total net sales.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.0	55.2	67.8	56.2
Gross profit	32.0	44.8	32.2	43.8
Operating expenses:
Selling	15.6	17.2	16.9	18.9
Marketing	3.9	6.8	4.2	5.9
General and administrative	16.8	15.0	17.9	14.9
Total operating expenses	36.3	39.0	39.0	39.7
Operating income (loss)	(4.3)	5.8	(6.8)	4.1
Other income	0.2	0.4	0.3	0.3
Income (loss) before taxes	(4.1)	6.2	(6.5)	4.4
Income tax expense (benefit)	(2.8)	2.5	(3.3)	1.8
Net income (loss)	(1.3)%	3.7%	(3.2)%	2.6%

Three Months and Six Months Ended June 30, 2016 Compared to Three Months and Six Months Ended June 30, 2015

Net Sales.  Net sales for the three months ended June 30, 2016 decreased 0.8% to $6,617,000 compared to $6,673,000 for the three months ended June 30, 2015. Total net sales for the six months ended June 30, 2016 decreased 3.9% to $12,695,000 compared to $13,214,000 for the six months ended June 30, 2015.

Service revenues for the three months ended June 30, 2016 decreased 0.8% to $6,163,000 compared to $6,212,000 for the three months ended June 30, 2015. The decrease was primarily due to a 2% decrease in average price per sign, which was a result of program and customer mix. Service revenues for the six months ended June 30, 2016 decreased 3.9% to $11,780,000 compared to $12,258,000 for the six months ended June 30, 2015. The decrease was primarily due to a 2% decrease in the number of signs placed and a 2% decrease in average price per sign, which was a result of program and customer mix.

Product revenues for the three months ended June 30, 2016 decreased 1.5% to $454,000 compared to $461,000 for the three months ended June 30, 2015. The decrease was primarily due to lower sales of sign card supplies.  Product revenues for the six months ended June 30, 2016 decreased 4.3% to $915,000 compared to $956,000 for the six months ended June 30, 2015.  The decrease was primarily due to lower sales of sign card supplies.

Gross Profit. Gross profit for the three months ended June 30, 2016 decreased 29.1% to $2,116,000 compared to $2,986,000 for the three months ended June 30, 2015. Gross profit for the six months ended June 30, 2016 decreased 29.5% to $4,083,000 compared to $5,788,000 for the six months ended June 30, 2015. Gross profit as a percentage of total net sales decreased to 32.0% for the three months ended June 30, 2016, compared to 44.8% for the three months ended June 30, 2015. Gross profit as a percentage of total net sales decreased to 32.2% for the six months ended June 30, 2016, compared to 43.8% for the six months ended June 30, 2015.

Service revenues: Gross profit from our service revenues for the three months ended June 30, 2016 decreased 30.9% to $1,964,000 compared to $2,841,000 for the three months ended June 30, 2015.  The decrease was primarily due to increased costs associated with retail network growth initiatives and costs associated with the implementation project for our new IT operating infrastructure. We estimate that the implementation of this new IT operating infrastructure will increase 2016 expense by approximately $400,000.  The project is expected to be completed in mid-2017. Gross profit from our service revenues for the six months ended June 30, 2016 decreased 30.9% to $3,798,000 compared to $5,498,000 for the six months ended June 30, 2015. The decrease was primarily due to the factors described above, as well as, a decrease in sales, as our gross profit percentage is highly dependent on sales levels.

Gross profit as a percentage of service revenues for the three months ended June 30, 2016 decreased to 31.9% compared to 45.7% for the three months ended June 30, 2015. The decrease was primarily due to the factors described above. Gross profit as a percentage of service revenues for the six months ended June 30, 2016 decreased to 32.2% compared to 44.9% for the six months ended June 30, 2015. The decrease was primarily due to the factors described above.

Product revenues: Gross profit from our product revenues for the three months ended June 30, 2016 increased 4.8% to $152,000 compared to $145,000 for the three months ended June 30, 2015. The increase was primarily due to decreased facilities, production, and tooling costs. Gross profit from our product revenues for the six months ended June 30, 2016 decreased 1.7% to $285,000 compared to $290,000 for the six months ended June 30, 2015. The decrease was primarily due to a decrease in sales, partially offset by decreased facilities, production, and tooling costs.

Gross profit as a percentage of product revenues was 33.5% for the three months ended June 30, 2016 compared to 31.5% for the three months ended June 30, 2015. The increase was primarily due to decreased facilities, production, and tooling costs. Gross profit as a percentage of product revenues was 31.1% for the six months ended June 30, 2016 compared to 30.3% for the six months ended June 30, 2015. The increase was primarily due to decreased facilities, production, and tooling costs, partially offset by a decrease in sales.

Operating Expenses

Selling.  Selling expenses for the three months ended June 30, 2016 decreased 9.5% to $1,036,000 compared to $1,145,000 for the three months ended June 30, 2015. The decrease was primarily due to lower variable compensation and other sales related expenses. Selling expenses for the six months ended June 30, 2016 decreased 13.9% to $2,144,000 compared to $2,489,000 for the six months ended June 30, 2015. The decrease was primarily due to decreased staffing and staffing-related costs, combined with lower variable compensation and other sales related expenses.

Selling expenses as a percentage of total net sales decreased to 15.6% for the three months ended June 30, 2016 compared to 17.2% for the three months ended June 30, 2015. The decrease was primarily due to lower variable compensation and other sales related expenses, partially offset by decreased sales. Selling expenses as a percentage of total net sales decreased to 16.9% for the six months ended June 30, 2016 compared to 18.9% for the six months ended June 30, 2015. The decrease was primarily due to lower staffing and staffing-related costs, combined with lower variable compensation and other sales related expenses, partially offset by decreased sales.

Marketing.  Marketing expenses for the three months ended June 30, 2016 decreased 43.0% to $257,000 compared to $451,000 for the three months ended June 30, 2015. Decreased marketing expense was primarily due to decreased staffing and staff related costs, combined with decreased consulting fees. Marketing expenses for the six months ended June 30, 2016 decreased 33.0% to $527,000 compared to $786,000 for the six months ended June 30, 2015. The decrease was primarily due to the factors described above.

Marketing expenses as a percentage of total net sales decreased to 3.9% for the three months ended June 30, 2016 compared to 6.8% for the three months ended June 30, 2015. The decrease was primarily due to the factors described above, partially offset by decreased sales. Marketing expenses as a percentage of total net sales decreased to 4.2% for the six months ended June 30, 2016 compared to 5.9% for the six months ended June 30, 2015. The decrease was primarily due to the factors described above, partially offset by decreased sales.

General and administrative.  General and administrative expenses for the three months ended June 30, 2016 increased 10.7% to $1,110,000 compared to $1,003,000 for the three months ended June 30, 2015. The increase was primarily due to increased legal fees, partially offset by decreased staffing and staff related costs. General and administrative expenses for the six months ended June 30, 2016 increased 15.5% to $2,270,000 compared to $1,965,000 for the six months ended June 30, 2015. The increase was primarily due to the factors described above.

General and administrative expenses as a percentage of total net sales increased to 16.8% for the three months ended June 30, 2016 compared to 15.0% for the three months ended June 30, 2015. The increase was primarily due to the factors described above combined with decreased sales. General and administrative expenses as a percentage of total net sales increased to 17.9% for the six months ended June 30, 2016 compared to 14.9% for the six months ended June 30, 2015. The increase was primarily due to the factors described above combined with decreased sales.

Other Income.  Other income for the three months ended June 30, 2016 was $15,000 compared to $27,000 for the three months ended June 30, 2015. Other income for the six months ended June 30, 2016 was $32,000 compared to $37,000 for the six months ended June 30, 2015. Other income is comprised of interest earned on cash, cash equivalents, and available-for-sale investment balances.

Income Taxes.  For the three and six months ended June 30, 2016, the Company recorded income tax benefit of $185,000 and $417,000, or 68.0% and 50.5% of loss before taxes, respectively. For the three and six months ended June 30, 2015, the Company recorded income tax expense of $164,000 and $239,000, or 39.6% and 40.9% of income before taxes, respectively. The income tax provision (benefit) for the three and six months ended June 30, 2016 and 2015 is comprised of federal and state taxes. The primary differences between the Company’s June 30, 2016 and 2015 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment. At relatively low levels of projected income (loss) before income taxes, these differences can result in large swings in the effective rate. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income.

Net Income (Loss).  For the reasons stated above, net loss for the three and six months ended June 30, 2016 was $87,000 and $409,000, respectively, compared to net income of $250,000 and $346,000, respectively, for the three and six months ending June 30, 2015.

Other Comprehensive Income.  Other comprehensive income is composed of unrealized gains and losses, net of tax, from available-for-sale investments.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At June 30, 2016, working capital was $21,463,000 compared to $21,297,000 at December 31, 2015. During the six months ended June 30, 2016, cash and cash equivalents increased $2,249,000 from $8,523,000 at December 31, 2015, to $10,772,000 at June 30, 2016, while available-for-sale investments decreased $3,277,000 from $9,490,000 at December 31, 2015, to $6,213,000 at June 30, 2016.

Operating Activities:  Net cash used in operating activities during the six months ended June 30, 2016, was $459,000. Net loss of $409,000, plus non-cash adjustments of $912,000 and changes in operating assets and liabilities of $(962,000) resulted in the $459,000 of cash used in operating activities. The largest component of the change in operating assets and liabilities was accounts receivables which decreased $1,589,000 as a result of the timing of customer billings and cash receipts, offset by decreases in accounts payable and accrued liabilities totaling $1,920,000 which will fluctuate based on normal business conditions. The non-cash adjustments consisted of depreciation and amortization expense, changes in allowance for doubtful accounts, and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities:  Net cash provided by investing activities during the six months ended June 30, 2016 was $2,895,000. This was related to the proceeds from sale or maturity of investments of $3,288,000, partially offset by the purchase of property and equipment of $393,000.

Financing Activities:  Net cash used in financing activities during the six months ended June 30, 2016 was $187,000, which related to the repurchase of common stock under the Company’s share repurchase plan of $247,000, partially offset by proceeds received from issuance of common stock under the employee stock purchase plan and stock option exercises of $60,000.

The Company anticipates capital expenditures to approximate $1.2 million in 2016; primarily related to the investment being made to upgrade the Company’s technological infrastructure.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  Disclosure controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

On October 30, 2015, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before October 30, 2017. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion.

Our share repurchase activity for the three months ended June 30, 2016, was as follows:

				Total Number of	Approximate Dollar
				Shares Purchased As	Value of Shares That
	Total Number		Average	Part of Publicly	May Yet Be Purchased
	of Shares		Price Paid	Announced Plans	Under The Plans
	Repurchased		Per Share	or Programs	or Programs

April 1-30, 2016	—		$—	—	$4,878,000
May 1-31, 2016	7,547	(1)	$2.31	7,002	$4,862,000
June 1-30, 2016	53,050		$2.30	53,050	$4,740,000
Total	60,597		$2.30

(1)  Includes 545 shares surrendered to the Company to satisfy minimum withholding tax obligations in connection with the vesting of restricted stock units. These shares were not purchased under the Board of Directors authorization described above.

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

Exhibit Number	Description

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008 (incorporated by reference to Exhibit 3.1 to annual report on Form 10-K for the year ended December 31, 2015)

3.2	Composite Bylaws of Registrant, as amended through December 5, 2015 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2015)

10.1*	Employment Agreement with Kristine Glancy, dated April 8, 2016 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed April 13, 2016)

10.2*	Change in Control Agreement with Kristine Glancy, dated April 8, 2016 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed April 13, 2016)

10.3*	Restricted Stock Award Agreement under 2013 Omnibus Stock and Incentive Plan, dated May 13, 2016 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed May 17, 2016)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Accounting and Financial Officer

32	Section 1350 Certification

101

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Comprehensive Income (Loss); (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

* Management compensatory contract or arrangement required to be included as an exhibit to this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insignia Systems, Inc.
(Registrant)

Dated: July 28, 2016	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant)

Dated: July 28, 2016	/s/ Mark Cherrey
Mark Cherrey
Director of Finance and Controller
(interim principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008	Incorporated by Reference

3.2	Composite Bylaws of Registrant, as amended through December 5, 2015	Incorporated by Reference

10.1*	Employment Agreement with Kristine Glancy, dated April 8, 2016	Incorporated by Reference

10.2*	Change in Control Agreement with Kristine Glancy, dated April 8, 2016	Incorporated by Reference

10.3*	Restricted Stock Award Agreement under 2013 Omnibus Stock and Incentive Plan, dated May 13, 2016	Incorporated by Reference

31.1	Certification of Principal Executive Officer	Filed Electronically

31.2	Certification of Principal Financial Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Comprehensive Income (Loss); (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

Filed Electronically

* Management compensatory contract or arrangement required to be included as an exhibit to this quarterly report on Form 10-Q.