Form 10-Q
period 2016-09-30
INSIGNIA SYSTEMS INC/MN
filed 2016-10-27
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_______________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2016
or
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
Yes ☐   No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of October 24, 2016 was 11,727,803.

Insignia Systems, Inc.

 i

PART I.              FINANCIAL INFORMATION
Item 1.                Financial Statements
Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	September 30,
	2016	December 31,
	(Unaudited)	2015
ASSETS
Current Assets:
Cash and cash equivalents	$11,412,000	$8,523,000
Available for sale investments	3,430,000	9,490,000
Accounts receivable, net	8,013,000	8,392,000
Inventories	575,000	391,000
Income tax receivable	325,000	1,000
Prepaid expenses and other	983,000	492,000
Total Current Assets	24,738,000	27,289,000

Other Assets:
Property and equipment, net	1,530,000	1,584,000
Other, net	2,094,000	2,841,000

Total Assets	$28,362,000	$31,714,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,084,000	$3,355,000
Accrued liabilities:
Compensation	789,000	1,494,000
Other	310,000	715,000
Income tax payable	80,000	264,000
Deferred revenue	36,000	164,000
Total Current Liabilities	3,299,000	5,992,000

Long-Term Liabilities:
Deferred tax liabilities	199,000	199,000
Accrued income taxes	528,000	528,000
Deferred rent	287,000	275,000
Total Long-Term Liabilities	1,014,000	1,002,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued shares - 11,802,000 at September 30, 2016 and 11,721,000 at December 31, 2015
Outstanding shares - 11,632,000 at September 30, 2016 and 11,633,000 at December 31, 2015	116,000	116,000
Additional paid-in capital	17,704,000	17,810,000
Retained earnings	6,229,000	6,805,000
Accumulated other comprehensive loss	—	(11,000)
Total Shareholders' Equity	24,049,000	24,720,000

Total Liabilities and Shareholders' Equity	$28,362,000	$31,714,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Services revenues	$6,050,000	$7,098,000	$17,830,000	$19,356,000
Products revenues	419,000	450,000	1,334,000	1,406,000
Total Net Sales	6,469,000	7,548,000	19,164,000	20,762,000

Cost of services	4,171,000	3,734,000	12,153,000	10,494,000
Cost of goods sold	298,000	315,000	928,000	981,000
Total Cost of Sales	4,469,000	4,049,000	13,081,000	11,475,000
Gross Profit	2,000,000	3,499,000	6,083,000	9,287,000

Operating Expenses:
Selling	917,000	962,000	3,061,000	3,451,000
Marketing	242,000	468,000	769,000	1,254,000
General and administrative	879,000	1,145,000	3,149,000	3,110,000
Total Operating Expenses	2,038,000	2,575,000	6,979,000	7,815,000
Operating Income (Loss)	(38,000)	924,000	(896,000)	1,472,000

Other income	12,000	19,000	44,000	56,000
Income (Loss) Before Taxes	(26,000)	943,000	(852,000)	1,528,000

Income tax expense (benefit)	141,000	382,000	(276,000)	621,000
Net Income (Loss)	$(167,000)	$561,000	$(576,000)	$907,000

Other comprehensive income (loss), net of tax:
Unrealized gain on available for sale securities	—	—	11,000	7,000
Comprehensive Income (Loss)	$(167,000)	$561,000	$(565,000)	$914,000

Net income (loss) per share:
Basic	$(0.01)	$0.05	$(0.05)	$0.07
Diluted	$(0.01)	$0.05	$(0.05)	$0.07

Shares used in calculation of net income (loss) per share:
Basic	11,642,000	12,107,000	11,626,000	12,177,000
Diluted	11,642,000	12,241,000	11,626,000	12,351,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2016	2015
Operating Activities:
Net income (loss)	$(576,000)	$907,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,101,000	851,000
Changes in allowance for doubtful accounts	41,000	(19,000)
Deferred income tax expense	—	119,000
Stock-based compensation expense	150,000	267,000
Gain on sale of property and equipment	(5,000)	(25,000)
Changes in operating assets and liabilities:
Accounts receivable	338,000	457,000
Inventories	(184,000)	55,000
Income tax receivable	(324,000)	277,000
Prepaid expenses and other	(266,000)	118,000
Accounts payable	(1,271,000)	(379,000)
Accrued liabilities	(1,098,000)	498,000
Income tax payable	(184,000)	159,000
Excess tax benefit from stock-based awards	—	(4,000)
Deferred revenue	(128,000)	456,000
Net cash provided by (used in) operating activities	(2,406,000)	3,737,000

Investing Activities:
Purchases of property and equipment	(524,000)	(137,000)
Purchases of investments	—	(4,513,000)
Proceeds from sale or maturity of investments	6,071,000	4,308,000
Proceeds received from sale of property and equipment	5,000	25,000
Net cash provided by (used in) investing activities	5,552,000	(317,000)

Financing Activities:
Proceeds from issuance of common stock, net	44,000	48,000
Excess tax benefit from stock-based awards	—	4,000
Repurchase of common stock, net	(301,000)	(1,614,000)
Net cash used in financing activities	(257,000)	(1,562,000)

Increase in cash and cash equivalents	2,889,000	1,858,000

Cash and cash equivalents at beginning of period	8,523,000	7,237,000
Cash and cash equivalents at end of period	$11,412,000	$9,095,000

Supplemental disclosures for cash flow information:
Cash paid during the period for income taxes	$238,000	$243,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
Notes To Financial Statements
(Unaudited)

1.        Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services primarily to consumer packaged goods manufacturers. The Company’s products include the Insignia Point-of-Purchase Services (POPS) in-store marketing program, thermal sign card supplies for the Company’s Impulse Retail System, and laser printable cardstock and label supplies. In October 2014, the Company announced the introduction of a new product, The Like MachineTM (“TLM”). The Company previously licensed this product from TLM Holdings, LLC (“TLMH”), a company in which Insignia’s former Chief Sales and Marketing Officer, Tim Halfmann, is the majority owner and serves as a principal. In March 2016, the Company and TLMH signed a new distribution agreement for the sale of The Like Machine to Insignia’s customers. This distribution agreement replaced the Company’s prior license agreement with TLMH. Mr. Halfmann resigned from Insignia, effective April 30, 2016, in order to focus his efforts more fully on the TLM product and its evolution going forward.

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2016, and its results of operations for the three and nine months ended September 30, 2016 and 2015, and its cash flows for the nine months ended September 30, 2016 and 2015. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
The Summary of Significant Accounting Policies in the Company’s 2015 Annual Report on Form 10-K describes the Company’s accounting policies.
Inventories. Inventories are primarily comprised of parts and supplies for Impulse machine, sign cards, rollstock and TLM devices. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consisted of the following as of the dates indicated:
	September 30,	December 31,
	2016	2015
Raw materials	$91,000	$69,000
Work-in-process	14,000	4,000
Finished goods	470,000	318,000
	$575,000	$391,000

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	September 30, 2016	December 31, 2015
Property and Equipment:
Production tooling, machinery and equipment	$3,596,000	$3,722,000
Office furniture and fixtures	322,000	145,000
Computer equipment and software	1,280,000	1,233,000
Web site	40,000	40,000
Leasehold improvements	577,000	—
Construction in-progress	220,000	616,000
	6,035,000	5,756,000
Accumulated depreciation and amortization	(4,505,000)	(4,172,000)
Net Property and Equipment	$1,530,000	$1,584,000

Depreciation expense was approximately $187,000 and $577,000 in the three and nine months ended September 30, 2016, respectively, and $160,000 and $482,000 in the three and nine months ended September 30, 2015, respectively.

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
The Company issued options to purchase an aggregate of 20,000 shares of common stock under its 2013 Omnibus Stock and Incentive Plan, as amended (the “2013 Plan”), with a weighted average exercise price of $2.90, during the nine months ended September 30, 2016. The Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 2.5 years, expected volatility of 41%, dividend yield of 0% and risk-free interest rate of 1.00%. The Company issued options to purchase an aggregate of 200,000 shares of common stock under the 2013 Plan, as amended, with a weighted average exercise price of $2.82, during the nine months ended September 30, 2015. The Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 3.4 years, expected volatility of 45%, dividend yield of 0% and risk-free interest rate of 1.18%.
During the nine months ended September 30, 2016, the Company issued 100,000 shares of restricted stock under the 2013 Plan. The shares underlying the award were assigned a value of $2.33 per share, which was the closing price of our common stock on the date of grant, and is scheduled to vest over the five years following the date of grant. No restricted stock was issued during the nine months ended September 30, 2015.
During the nine months ended September 30, 2016, the Company issued 11,719 performance-based restricted stock units under the 2013 Plan. Each unit represents the right to acquire one share of the Company’s common stock. The units were assigned a weighted average value of $0.85 per unit, based on market condition assumptions, and are scheduled to vest with respect to 80% of the units if the price of the Company’s common stock during the applicable measurement period exceeds a minimum performance threshold or 100% if a maximum performance threshold is exceeded. No performance-based restricted stock units were issued during the nine months ended September 30, 2015.
During the nine months ended September 30, 2016, the Company issued 43,625 restricted stock units under the 2013 Plan. The units were assigned a weighted average value of $2.14 per share, based on the closing price of our common stock on the applicable dates of grant, and are scheduled to vest over the two years. During the nine months ended September 30, 2015, the Company issued 99,000 restricted stock units. The units were assigned a weighted average value of $2.71 per share, based on the closing price of our common stock on the applicable dates of grant, and are scheduled to vest over a weighted average of 2.3 years. Each of the foregoing restricted stock units represents the right to acquire one share of the Company’s common stock.
The Company estimated the fair value of stock-based awards granted during the nine months ended September 30, 2016, under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 years, expected volatility of 31%, dividend yield of 0% and risk-free interest rate of 0.61%.
During May and June 2016, members of the Board of Directors received grants totaling 54,036 fully vested shares of common stock pursuant to the 2013 Plan. The shares were assigned a weighted average value of $2.19 per share, based on the stock prices on the applicable grant dates, for a total value of $119,000, of which $109,000 is included in stock-based compensation expense for the nine months ended September 30, 2016 and $10,000 was accrued for and expensed in the prior year. In June 2015, members of the Board of Directors received similar grants totaling 37,233 shares pursuant to the 2013 Plan. The shares were assigned a value of $2.82 per share, based on the stock price on the date of grant, for a total value of $105,000, which is included in stock-based compensation expense for the nine months ended September 30, 2015.

Total stock-based compensation (benefit) expense recorded for the three and nine months ended September 30, 2016 was $42,000 and $150,000, respectively, and for the three and nine months ended September 30, 2015 was $(11,000) and $267,000, respectively.
During the three and nine months ended September 30, 2016, there were approximately 54,700 shares and 115,700 shares issued pursuant to stock option exercises, for which the Company received proceeds of $0 and $16,000, respectively. During the three and nine months ended September 30, 2015, there were approximately 80,000 shares and 113,000 shares issued pursuant to stock option exercises, for which the Company received proceeds of $0 and $2,000, respectively. A portion of the stock option exercises in the three and nine months ended September 30, 2016 and 2015 were completed on a cashless basis.
Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period.
Due to the net loss incurred during the three and nine months ended September 30, 2016, all stock awards were anti-dilutive for the period. Options to purchase approximately 660,000 and 653,000 shares of common stock with a weighted average exercise price of $3.64 and $3.80, respectively, were outstanding at September 30, 2015 and were not included in the computation of common stock equivalents for the three and nine months ended September 30, 2015 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.
Weighted average common shares outstanding for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Denominator for basic net income (loss) per share - weighted average shares	11,642,000	12,107,000	11,626,000	12,177,000
Effect of dilutive securities:
Stock options and restricted stock units and awards	—	134,000	—	174,000
Denominator for diluted net income (loss) per share - weighted average shares	11,642,000	12,241,000	11,626,000	12,351,000

2.        Restructuring. The Company implemented a plan to restructure its operations in September 2016, including workforce reductions and other cost-saving initiatives, as well as, adding certain positions. As part of this restructuring plan, the Company reduced its workforce by approximately 12%. A pre-tax restructuring charge of $121,000 was recorded during the three and nine months ended September 30, 2016 and is accrued for and included in accrued compensation as of September 30, 2016. The Company recorded $41,000 of this charge within cost of sales and $80,000 within operating expenses in the Company’s statement of comprehensive income (loss).
3.        Investments. The Company carries certain investments intended to increase the yield on available cash balances. The Company has classified all investments as current assets, as they are available to fund current operations. These investments are in debt securities, with an average maturity of approximately one year, and are classified as available-for-sale.
           These investments are accounted for in accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments – Debt and Equity Securities.” At September 30, 2016 and December 31, 2015, the Company’s investment balances consisted solely of available-for-sale securities and were carried at fair value in accordance with ASC 820-10 and were valued using Level 2 inputs.

4.        Selling Arrangement. In 2011, the Company paid News America Marketing In-Store, LLC (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 and $300,000 in both of the three and nine months ended September 30, 2016 and 2015, respectively, and is expected to be $400,000 per year over the next four years and $117,000 in the year ending December 31, 2021, is recorded within cost of services in the Company’s statements of comprehensive income (loss). The net carrying amount of the selling arrangement is recorded within other assets on the Company’s condensed balance sheet.
5.        Income Taxes. For the three and nine months ended September 30, 2016, the Company recorded income tax expense (benefit) of $141,000 and $(276,000), or (542.3%) and 32.4% of loss before taxes, respectively. For the three and nine months ended September 30, 2015, the Company recorded income tax expense of $382,000 and $621,000, or 40.5% and 40.6% of income before taxes, respectively. The income tax provision (benefit) for the three and nine months ended September 30, 2016 and 2015 is composed of federal and state taxes. The primary differences between the Company’s September 30, 2016 and 2015 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment. At relatively low levels of projected income (loss) before income taxes, these differences can result in large swings in the effective rate which resulted in an income tax expense for the three months ended September 30, 2016 despite a pre-tax loss. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).
As of September 30, 2016 and December 31, 2015, the Company had unrecognized tax benefits totaling $528,000, including interest, which relate to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $528,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2016.

6.        Concentrations. During the nine months ended September 30, 2016, one customer accounted for 33% of the Company’s total net sales. During the nine months ended September 30, 2015, one customer accounted for 35% of the Company’s total net sales. At September 30, 2016, one customer accounted for 34% of the Company’s total accounts receivable. At December 31, 2015, one customer accounted for 62% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of either a major customer or a major retailer, from the Company’s retail network, could adversely affect operating results.

7.        Share Repurchase. On October 30, 2015, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before October 30, 2017. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. For the three and nine months ended September 30, 2016, the Company repurchased approximately 23,000 and 123,000 shares, respectively, at a total cost of $54,000 and $301,000. As of September 30, 2016, the approximate dollar value of shares that may yet be purchased by the Company under the plan was $4,687,000.

Under a prior plan that expired November 3, 2015, for the three and nine months ended September 30, 2015, the Company repurchased approximately 577,000 and 609,000 shares, respectively, at a total cost of $1,515,000 and $1,614,000.

8.        Recently Issued Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are in the process of determining the impact that the updated accounting guidance will have on our financial statements upon adoption.

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

In March 2016, the FASB issued ASU 2016-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not believe the standard will have a material impact on its financial statements upon adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q and the "Risk Factors" described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our Current Reports on Form 8-K and our other SEC filings.
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

In October 2014, the Company announced the introduction of a new product, The Like MachineTM, which is an innovative new media that harnesses the power of social media, consumer engagement, and word-of-mouth recommendation at the point of purchase. The Company previously licensed this product from TLM Holdings, LLC (“TLMH”), a company in which Insignia’s former Chief Sales and Marketing Officer, Tim Halfmann, is the majority owner and serves as a principal. In March 2016, the Company and TLMH signed a new distribution agreement for the sale of The Like Machine to Insignia’s customers. This distribution agreement replaced the Company’s prior license agreement with TLMH. Mr. Halfmann resigned from Insignia, effective April 30, 2016, in order to focus his efforts more fully on the TLM product and its evolution going forward.

The Company implemented a plan to restructure its operations in September 2016, including workforce reductions and other cost-saving initiatives, as well as, adding certain positions. As part of this restructuring plan, the Company reduced its workforce by approximately 12%. A pre-tax restructuring charge of $121,000 was recorded during the three and nine months ended September 30, 2016 and is accrued for and included in accrued compensation as of September 30, 2016. The Company recorded $41,000 of this charge within cost of sales and $80,000 within operating expenses in the Company’s statement of comprehensive income (loss). The Company anticipates $82,000 of additional restructuring charges for the year ended December 31, 2016.

2016 Business Overview
Summary of Financial Results

For the quarter ended September 30, 2016, the Company generated revenues of $6,469,000, as compared with revenues of $7,548,000 for the quarter ended September 30, 2015. For the nine months ended September 30, 2016, the Company generated total net sales of $19,164,000, as compared with total net sales of $20,762,000 in the nine months ended September 30, 2015. Net loss for the quarter ended September 30, 2016 was $167,000, as compared to net income of $561,000 for the quarter ended September 30, 2015. Net loss for the nine months ended September 30, 2016 was $576,000, as compared to net income of $907,000 for the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, cash and cash equivalents increased $2,889,000 from $8,523,000 at December 31, 2015, to $11,412,000 at September 30, 2016. Available-for-sale investments decreased to $3,430,000 at September 30, 2016, compared to $9,490,000 at December 31, 2015. We had no debt as of September 30, 2016.

Results of Operations
The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Comprehensive Income (Loss) as a percentage of total net sales.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.1	53.7	68.2	55.2
Gross profit	30.9	46.3	31.8	44.8
Operating expenses:
Selling	14.2	12.7	16.0	16.6
Marketing	3.7	6.2	4.0	6.0
General and administrative	13.6	15.1	16.5	15.0
Total operating expenses	31.5	34.0	36.5	37.6
Operating income (loss)	(0.6)	12.3	(4.7)	7.2
Other income	0.2	0.2	0.3	0.2
Income (loss) before taxes	(0.4)	12.5	(4.4)	7.4
Income tax expense (benefit)	2.2	5.1	(1.4)	3.0
Net income (loss)	(2.6)%	7.4%	(3.0)%	4.4%

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015
Net Sales. Net sales for the three months ended September 30, 2016 decreased 14.3% to $6,469,000, compared to $7,548,000 for the three months ended September 30, 2015. Total net sales for the nine months ended September 30, 2016 decreased 7.7% to $19,164,000, compared to $20,762,000 for the nine months ended September 30, 2015.
Service revenues for the three months ended September 30, 2016 decreased 14.8% to $6,050,000, compared to $7,098,000 for the three months ended September 30, 2015. The decrease was primarily due to a 9.6% decrease in the number of signs placed, partially due to a 2015 sales promotion which was not repeated in 2016, and a 6.7% decrease in average price per sign, which was a result of competitive pressures and changes in CPG spending patterns. Service revenues for the nine months ended September 30, 2016 decreased 7.9% to $17,830,000, compared to $19,356,000 for the nine months ended September 30, 2015. The decrease was primarily due to a 5.8% decrease in average price per sign, which was a result of competitive pressures and changes in CPG spending patterns, and a 2.7% decrease in the number of signs placed, partially due to a 2015 sales promotion which was not repeated in 2016. The 2015 sales promotion, which was not repeated in 2016, is also expected to have an impact on fourth quarter 2016.
Product revenues for the three months ended September 30, 2016 decreased 6.9% to $419,000, compared to $450,000 for the three months ended September 30, 2015. The decrease was primarily due to lower sales of sign card supplies. Product revenues for the nine months ended September 30, 2016 decreased 5.1% to $1,334,000, compared to $1,406,000 for the nine months ended September 30, 2015. The decrease was primarily due to lower sales of sign card supplies.
Gross Profit. Gross profit for the three months ended September 30, 2016 decreased 42.8% to $2,000,000, compared to $3,499,000 for the three months ended September 30, 2015. Gross profit for the nine months ended September 30, 2016 decreased 34.5% to $6,083,000, compared to $9,287,000 for the nine months ended September 30, 2015. Gross profit as a percentage of total net sales decreased to 30.9% for the three months ended September 30, 2016, compared to 46.3% for the three months ended September 30, 2015. Gross profit as a percentage of total net sales decreased to 31.8% for the nine months ended September 30, 2016, compared to 44.8% for the nine months ended September 30, 2015.
Service revenues: Gross profit from our service revenues for the three months ended September 30, 2016 decreased 44.1% to $1,879,000, compared to $3,364,000 for the three months ended September 30, 2015. The decrease was primarily due to a decrease in sales, as our gross profit percentage is highly dependent on sales levels, combined with a decreased average price per sign, and increased costs associated with retail network growth initiatives and costs associated with the implementation project for our new IT operating infrastructure, partially offset by decreased facilities costs. We estimate that the implementation of this new IT operating infrastructure will increase 2016 expense by approximately $400,000, including approximately $120,000 in the fourth quarter of 2016. The project is expected to be completed in mid-2017, with estimated incremental expense of $900,000 in 2016 and 2017. Gross profit from our service revenues for the nine months ended September 30, 2016 decreased 35.9% to $5,677,000, compared to $8,862,000 for the nine months ended September 30, 2015. The decrease was primarily due to the factors described above.
Gross profit as a percentage of service revenues for the three months ended September 30, 2016 decreased to 31.1%, compared to 47.4% for the three months ended September 30, 2015. The decrease was primarily due to the factors described above. Gross profit as a percentage of service revenues for the nine months ended September 30, 2016 decreased to 31.8%, compared to 45.8% for the nine months ended September 30, 2015. The decrease was primarily due to the factors described above.
Product revenues: Gross profit from our product revenues for the three months ended September 30, 2016 decreased 10.4% to $121,000, compared to $135,000 for the three months ended September 30, 2015. The decrease was primarily due to a decrease in sales. Gross profit from our product revenues for the nine months ended September 30, 2016 decreased 4.5% to $406,000, compared to $425,000 for the nine months ended September 30, 2015. The decrease was primarily due to a decrease in sales, partially offset by decreased facilities, production, and tooling costs.

Gross profit as a percentage of product revenues was 28.9% for the three months ended September 30, 2016, compared to 30.0% for the three months ended September 30, 2015. The decrease was primarily due to a decrease in sales. Gross profit as a percentage of product revenues was 30.4% for the nine months ended September 30, 2016, compared to 30.2% for the nine months ended September 30, 2015. The increase was primarily due to decreased facilities, production, and tooling costs, partially offset by a decrease in sales.
Operating Expenses
Selling. Selling expenses for the three months ended September 30, 2016 decreased 4.7% to $917,000, compared to $962,000 for the three months ended September 30, 2015. The decrease was primarily due to lower variable compensation related to lower sales, and other sales related expenses, partially offset by costs relating to restructuring. Selling expenses for the nine months ended September 30, 2016 decreased 11.3% to $3,061,000, compared to $3,451,000 for the nine months ended September 30, 2015. The decrease was primarily due to decreased staffing and staffing-related costs, combined with lower variable compensation and other sales related expenses, partially offset by  costs relating to restructuring.
Selling expenses as a percentage of total net sales increased to 14.2% for the three months ended September 30, 2016 compared to 12.7% for the three months ended September 30, 2015. The increase was primarily due decreased sales, combined with costs relating to restructuring, partially offset by lower variable compensation related to lower sales, and other sales related expenses. Selling expenses as a percentage of total net sales decreased to 16.0% for the nine months ended September 30, 2016 compared to 16.6% for the nine months ended September 30, 2015. The decrease was primarily due to lower staffing and staffing-related costs, combined with lower variable compensation and other sales related expenses, partially offset by decreased sales and costs relating to restructuring.

Marketing. Marketing expenses for the three months ended September 30, 2016 decreased 48.3% to $242,000, compared to $468,000 for the three months ended September 30, 2015. Decreased marketing expense was primarily due to decreased staffing and staff related costs, partially due to open positions, combined with decreased consulting fees. Marketing expenses for the nine months ended September 30, 2016 decreased 38.7% to $769,000, compared to $1,254,000 for the nine months ended September 30, 2015. The decrease was primarily due to the factors described above.
Marketing expenses as a percentage of total net sales decreased to 3.7% for the three months ended September 30, 2016, compared to 6.2% for the three months ended September 30, 2015. The decrease was primarily due to the factors described above, partially offset by decreased sales. Marketing expenses as a percentage of total net sales decreased to 4.0% for the nine months ended September 30, 2016, compared to 6.0% for the nine months ended September 30, 2015. The decrease was primarily due to the factors described above, partially offset by decreased sales.
General and administrative. General and administrative expenses for the three months ended September 30, 2016 decreased 23.2% to $879,000, compared to $1,145,000 for the three months ended September 30, 2015. The decrease was primarily due to costs associated with the resignation of the Company’s former Chief Executive Officer in 2015. General and administrative expenses for the nine months ended September 30, 2016 increased 1.3% to $3,149,000, compared to $3,110,000 for the nine months ended September 30, 2015. The increase was primarily due to increased legal fees, partially offset by decreased staffing and staff related costs and the costs associated with the resignation of the Company’s former Chief Executive Officer in 2015.
General and administrative expenses as a percentage of total net sales decreased to 13.6% for the three months ended September 30, 2016, compared to 15.1% for the three months ended September 30, 2015. The decrease was primarily due to the factors described above, partially offset by decreased sales. General and administrative expenses as a percentage of total net sales increased to 16.5% for the nine months ended September 30, 2016, compared to 15.0% for the nine months ended September 30, 2015. The increase was primarily due to the factors described above combined with decreased sales.

Other Income. Other income for the three months ended September 30, 2016 was $12,000, compared to $19,000 for the three months ended September 30, 2015. Other income for the nine months ended September 30, 2016 was $44,000, compared to $56,000 for the nine months ended September 30, 2015. Other income is composed of interest earned on cash, cash equivalents, and available-for-sale investment balances.
Income Taxes.  For the three and nine months ended September 30, 2016, the Company recorded income tax expense (benefit) of $141,000 and $(276,000), or (542.3%) and 32.4% of loss before taxes, respectively. For the three and nine months ended September 30, 2015, the Company recorded income tax expense of $382,000 and $621,000, or 40.5% and 40.6% of income before taxes, respectively. The income tax provision (benefit) for the three and nine months ended September 30, 2016 and 2015 is composed of federal and state taxes. The primary differences between the Company’s September 30, 2016 and 2015 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment. At relatively low levels of projected income (loss) before income taxes, these differences can result in large swings in the effective rate which resulted in an income tax expense for the three months ended September 30, 2016 despite a pre-tax loss. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).
Net Income (Loss). For the reasons stated above, net loss for the three and nine months ended September 30, 2016 was $167,000 and $576,000, respectively, compared to net income of $561,000 and $907,000, respectively, for the three and nine months ending September 30, 2015.
Other Comprehensive Income. Other comprehensive income is composed of unrealized gains and losses, net of tax, from available-for-sale investments.
Liquidity and Capital Resources
The Company has financed its operations with proceeds from stock sales and sales of its services and products. At September 30, 2016, working capital was $21,439,000, compared to $21,297,000 at December 31, 2015. During the nine months ended September 30, 2016, cash and cash equivalents increased $2,889,000 from $8,523,000 at December 31, 2015 to $11,412,000 at September 30, 2016, while available-for-sale investments decreased $6,060,000 from $9,490,000 at December 31, 2015 to $3,430,000 at September 30, 2016.
Operating Activities: Net cash used in operating activities during the nine months ended September 30, 2016 was $2,406,000. Net loss of $576,000, plus non-cash adjustments of $1,287,000 and changes in operating assets and liabilities of $(3,117,000) resulted in the $2,406,000 of cash used in operating activities. The largest component of the change in operating assets and liabilities was accounts payable and accrued liabilities, which decreased $2,369,000 and fluctuates based on normal business conditions. The non-cash adjustments consisted of depreciation and amortization expense, changes in allowance for doubtful accounts, stock-based compensation expense, and gain on sale of property and equipment. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.
Investing Activities: Net cash provided by investing activities during the nine months ended September 30, 2016 was $5,552,000. This was related to the proceeds from sale or maturity of investments of $6,071,000 and proceeds received from the sale of property and equipment of $5,000, partially offset by the purchase of property and equipment of $524,000.
Financing Activities: Net cash used in financing activities during the nine months ended September 30, 2016 was $257,000, which related to the repurchase of common stock under the Company’s share repurchase plan of $301,000, partially offset by proceeds received from issuance of common stock under the employee stock purchase plan and stock option exercises of $44,000.
The Company anticipates capital expenditures to be approximately $1.5 million in 2016, of which approximately $1.0 million will be in the fourth quarter of 2016; primarily related to investment in production equipment and the continuing implementation of our new IT operating infrastructure.

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
Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2015, included in our Form 10-K filed with the Securities and Exchange Commission on March 18, 2016. We believe our most critical accounting policies and estimates include the following:
●
revenue recognition;
●
allowance for doubtful accounts;
●
impairment of long-lived assets;
●
income taxes; and
●
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

Our share repurchase activity for the three months ended September 30, 2016, was as follows:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
July 1 – 31, 2016	8,644(1)	$2.22	1,700	$4,736,000
August 1 – 31, 2016	7,965	$2.29	7,965	$4,718,000
September 1 – 30, 2016	13,544	$2.28	13,544	$4,687,000
Total	30,153	$2.28

(1)
Includes 6,944 shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock units. These shares were not purchased under the Board of Directors authorization described above.

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

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Comprehensive Income (Loss); (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.

Dated: October 27, 2016	By:	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant)

Dated: October 27, 2016	By:	/s/ Mark Cherrey
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

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Comprehensive Income (Loss); (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.
Filed Electronically