Form 10-K
period 2016-12-31
INSIGNIA SYSTEMS INC/MN
filed 2017-03-07
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016	Commission File Number 1-13471

INSIGNIA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8799 Brooklyn Blvd., Minneapolis, MN 55445
(Address of principal executive offices; zip code)

(763) 392-6200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	The NASDAQ Stock Market

Securities Registered Pursuant to Section 12(g) of the Act: None
_______________________________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was approximately $15,365,000 based upon the price of the registrant’s Common Stock on such date.

Number of shares outstanding of Common Stock, $.01 par value, as of March 2, 2017 was 11,660,817.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy for its 2017 Annual Meeting of Shareholders are incorporated into Part III.

 i

PART I.
Item 1. Business

General

Insignia Systems, Inc. (referred to in this Annual Report on Form 10-K as “Insignia,” “we,” “us,” “our” and the “Company”) markets in-store advertising products, programs and services primarily to consumer packaged goods manufacturers. The Company was incorporated in 1990. Since 1998, the Company has focused on managing a retail network, made up of over 22,000 store locations, for the primary purpose of providing turn-key at-shelf market access for consumer packaged goods (“CPG”) manufacturers’ marketing programs. Insignia provides participating retailers with benefits including incremental revenue, incremental sales opportunities, increased shopper engagement in-store, and custom creative development and other in-kind services.

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

In October 2014, the Company announced the introduction of a new product, The Like MachineTM. The agreement under which the Company distributes this product expires on March 31, 2017. In December 2016, the Company decided not to renew the agreement and to discontinue the sale of The Like Machine upon expiration of the agreement. Revenue from The Like Machine was not significant in 2016 or 2015.

The Company’s internet address is www.insigniasystems.com. The Company has made all of the reports it files with the SEC available free of charge on its website. The Company’s website is not incorporated by reference into this Report on Form 10-K. Copies of reports can also be obtained free of charge by requesting them from Insignia Systems, Inc., 8799 Brooklyn Boulevard, Minneapolis, Minnesota 55445; Attention: CEO; telephone 763-392-6200.

Industry and Market Background

In 2014, A.T. Kearney, a global management consulting firm, conducted an Omnichannel Shopping Preferences Study that showed 90% of all retail sales are transacted in-store and 95% of all retail sales are captured by retailers with a brick-and-mortar presence. As a result, product manufacturers seek access to in-store vehicles that prompt consumers to consider, and remind them to buy, their brand. Insignia is usually engaged as part of an overall, mixed-media, brand marketing campaign. Our programs offer manufacturers the unique benefit of helping to “close the loop” at the point of purchase, within the brick-and-mortar retail environment.

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

Legacy Products
Insignia offers custom design, printing and store signage programs directly to retailers that seek effective ways to communicate with their shoppers in store. Products include adhesive and non-adhesive supplies in a variety of colors, sizes and weights. Prior to 1996, the Company’s primary product offering was the Impulse Retail System, a system developed by an independent product design and development firm. The Company continues to sell cardstock and supplies related to the Impulse Retail System to U.S. and international customers. Custom signage and cardstock is sold by the Company in a variety of sizes and colors that can be customized to include pre-printed custom artwork, such as a retailer’s logo. Approximately 7% of our 2016 revenues came from the sale of these legacy products. The Company expects this percentage to be comparable in 2017.

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

During 2016 and 2015, foreign sales accounted for less than 1% of total net sales each year. The Company expects sales to foreign distributors will remain less than 1% of total net sales in 2017.

Competition

The Insignia POPSign program provided approximately 92% of the Company’s total net sales for 2016. The POPSign program faces intense competition for the marketing expenditures of branded product manufacturers for at-shelf advertising-related signage. In particular, the Company faces significant competition from News America, which also provides at-shelf advertising and promotional signage. Although the settlement of prior litigation with News America resulted in a 10-year agreement through 2021 that provides the Company with additional opportunities to compete by offering signs with price in specific parts of News America’s retail network, the Company will continue to compete for advertising dollars with News America’s other at-shelf advertising and other promotional signage offerings, as well as with other companies that offer digital advertising alternatives.

The Company believes the main strengths of the Insignia POPSign program in relation to its competitors are:
●
Depending on manufacturer’s objectives, benefits to the brand that range from sales lift, awareness building, program ROI, new tier generation, or support of retailer programs
●
Managing and providing turn-key access to a national network of retailers in support of objectives listed above; including smaller regional or independent retailers, which tend to be under-served by our competitors and difficult to aggregate at the national level
●
Variable messaging capabilities including bi-lingual targeting
●
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

Product Development

Product and services enhancements are developed internally and externally and include proprietary data management, operations systems, and design guidance. The Company is exploring several new products and services with multiple tests currently in place.

Customers

During the years ended December 31, 2016 and 2015, one customer accounted for 33% and 37% of the Company’s total net sales, respectively. At December 31, 2016 and 2015, one customer represented 37% and 62% of the Company’s total accounts receivable, respectively.

The Company’s results of operations fluctuate from quarter to quarter as a result of:

●
Promotional timing chosen by CPG customers;
●
Underlying performance and quality of featured product chosen by CPG customers;
●
CPG customer budget fluctuations and amount allocated to in-store tactics vs. other tactics;
●
Quantity and quality of retailers maintained through the Company’s retail distribution network;
●
Incentives offered to sales staff; and
●
Minimum program level commitments to retailers.

Environmental Matters

We believe our operations are in compliance with all applicable environmental regulations within the jurisdictions in which we operate. The costs of compliance with these regulations have not been, and are not expected to become, material.

Employees

As of March 2, 2017, the Company had 61 employees, including 59 full-time employees. We believe relations with our employees are good.

Segment Reporting

The Company operates in a single reportable segment.

Item 1A. Risk Factors

Forward-Looking Statements

Statements made in this Annual Report on Form 10-K, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts that are not statements of historical or current facts are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks described below.

Our business faces significant risks, including the risks described below. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Our Results Are Dependent on Our Manufacturing Partners’ Continued Use of Our POPS Program

We are largely dependent on our POPS program, which represented approximately 92% and 93% of the total net sales in 2016 and 2015, respectively. The POPS program is sold primarily to CPG manufacturers. During 2016, one customer accounted for approximately 33% of our total net sales and during 2015, one customer accounted for approximately 37% of our total net sales. Additionally, changes in economic conditions could result in reductions in advertising and promotional expenditures by branded product manufacturers, which may result in decreased spending for the in-store advertising services we offer. Should these manufacturers no longer perceive sufficient value in the POPS program, or if our POPS program does not continue to result in product sales increases, our business and results of operations would be adversely affected due to our heavy dependence on this program.

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

We May be Subject to Major Litigation

We were involved in major litigation with News America between 2003 and 2011. In 2011, the Company and News America entered into a settlement agreement to resolve the antitrust and false advertising lawsuit that had been outstanding for several years. Although the Company obtained a significant settlement in 2011, if future disputes with News America, or other companies arise, it could have an adverse effect on our Company.

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

We Have a Limited Number of Key Personnel

Given the unique business we operate and the importance of customer relationships to our business, our future success is dependent, in large part, upon our ability to attract and retain highly qualified managerial, operational and sales personnel. Competition for talented personnel is intense, and we cannot be certain that we can retain our managerial, operational and sales personnel or that we can attract, assimilate or retain such personnel in the future. Our inability to attract and retain such personnel could have an adverse effect on our business, results of operations and financial condition. Further, the Company’s former Chief Financial Officer resigned from the Company in May 2016 and the Company has chosen to operate with the Director of Finance serving as the interim principal accounting and financial officer until the Chief Financial Officer role is re-evaluated to determine the appropriate skill set needed for the role.

Our Results of Operations May Be Subject To Significant Fluctuations

Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a wide variety of factors including:

●
the addition or loss of contracts with retailers;
●
the loss of customers or changes in timing and amount of our customers’ spending with us;
●
the timing of seasonal events for customers;
●
the timing of new retail stores being added or removed;
●
costs of evaluating and developing new products;
●
the timing of additional selling, marketing and general and administrative expenses; and
●
competitive conditions in our industry.

Due to these factors, our quarterly and annual net sales, expenses and results of operations could vary significantly in the future and this could adversely affect the market price of our common stock.

Investment in Our Stock Could Result in Fluctuating Returns

During 2016, the sale prices of our common stock as reported by the NASDAQ Stock Market ranged from a low of $1.95 to a high of $2.96. We believe factors such as the fluctuations in our quarterly and annual operating results described above, the market’s acceptance of our services and products, the performance of our business relative to market expectations, as well as limited daily trading volume of our stock, and general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies.

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

The Company has leased approximately 24,000 square feet of office and warehouse space in suburban Minneapolis, Minnesota, through March 31, 2021. The Company believes that its currently leased space will meet its foreseeable needs.
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

2016	High	Low	2015	High	Low
First Quarter	$2.96	$2.41	First Quarter	$3.68	$2.73
Second Quarter	2.95	2.02	Second Quarter	3.08	2.63
Third Quarter	2.65	2.09	Third Quarter	2.82	2.04
Fourth Quarter	2.55	1.95	Fourth Quarter	3.03	2.41

Note: These share prices are prior to the $0.70 share dividend paid on January 6, 2017 discussed in the next section.

As of March 2, 2017, the Company had one class of Common Stock held by approximately 98 owners of record.

Dividends

We have not historically paid dividends, other than one-time dividends declared in 2011 and 2016. On November 28, 2016, the Board declared a one-time special dividend of $0.70 per share to shareholders of record as of December 16, 2016, paid on January 6, 2017. Outside of these special dividends, the Board of Directors intends to retain earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Our share repurchase program activity for the three months ended December 31, 2016 was:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
October 1-31, 2016	4,803	$2.28	4,803	$4,676,049
November 1-30, 2016	-	-	-	$4,676,049
December 1-31, 2016	-	-	-	$4,676,049

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations and Comprehensive Income (Loss) as a percentage of total net sales.

For the Years Ended December 31	2016	2015
Net sales	100.0%	100.0%
Cost of sales	71.7	55.1
Gross profit	28.3	44.9
Operating expenses:
Selling	15.4	15.9
Marketing	4.8	5.8
General and administrative	16.5	14.5
Total operating expenses	36.7	36.2
Operating income (loss)	(8.4)	8.7
Other income (loss)	(0.1)	0.3
Income (Loss) before taxes	(8.5)	9.0
Income tax expense (benefit)	(3.3)	3.6
Net income (loss)	(5.2)%	5.4%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Sales. Net sales for the year ended December 31, 2016 decreased 11.7% to $24,912,000, compared to $28,211,000 for the year ended December 31, 2015.

Service revenues for the year ended December 31, 2016 decreased 12.3% to $23,144,000, compared to $26,391,000 for the year ended December 31, 2015. The decrease was primarily due to a 6.6% decrease in average price per sign, which was a result of competitive pressures and changes in CPG spending patterns, and a 6.6% decrease in the number of signs placed, partially due to a 2015 sales promotion which was not repeated in 2016. Revenue from The Like Machine was not significant in 2016 or 2015.

Product sales for the year ended December 31, 2016 decreased 2.9% to $1,768,000, compared to $1,820,000 for the year ended December 31, 2015. The decrease was primarily due to lower sales of sign card supplies.

Gross Profit. Gross profit for the year ended December 31, 2016 decreased 44.3% to $7,063,000, compared to $12,671,000 for the year ended December 31, 2015. Gross profit as a percentage of total net sales decreased to 28.3% for the year ended December 31, 2016, compared to 44.9% for the year ended December 31, 2015.

Gross profit from our service revenues for the year ended December 31, 2016 decreased 45.7% to $6,604,000, compared to $12,154,000 for the year ended December 31, 2015. The decrease in gross profit was primarily due to a decrease in sales, as our gross profit is highly dependent on sales levels due to the relatively fixed nature of a portion of our payments to retailers, combined with a decreased average price per sign, increased costs associated with retail network growth initiatives, increased costs associated with The Like Machine product, and costs associated with the implementation project for our new IT operating infrastructure, partially offset by decreased facilities costs. The implementation of this new IT operating infrastructure increased 2016 expense by approximately $400,000. The project is expected to be completed in mid-2017, with estimated additional expense of $500,000 in 2017. In 2016, costs associated with The Like Machine decreased gross profit by approximately $1,200,000, which included additional cost of sales of approximately $350,000 in connection with the decision to discontinue sales of The Like Machine, compared to approximately a $300,000 decrease to gross profit in 2015. Gross profit as a percentage of service revenues decreased to 28.5% for the year ended December 31, 2016, compared to 46.1% for the year ended December 31, 2015. The decrease was primarily due to the factors described above.

Gross profit from our product sales for the year ended December 31, 2016 decreased 11.2% to $459,000, compared to $517,000 for the year ended December 31, 2015. The decrease was primarily due to lower sales of sign card supplies, combined with costs relating to restructuring, partially offset by decreased facilities costs. Gross profit as a percentage of product sales decreased to 26.0% for 2016, compared to 28.4% for 2015. The decrease was primarily due to the factors described above.

Operating Expenses

Selling. Selling expenses for the year ended December 31, 2016 decreased 14.6% to $3,840,000, compared to $4,498,000 for the year ended December 31, 2015, primarily due to lower variable compensation related to lower sales and decreased staffing and staffing-related expenses, partially offset by costs relating to restructuring. Selling expenses as a percentage of total net sales decreased to 15.4% in 2016, compared to 15.9% in 2015, primarily due to the factors described above, partially offset by decreased revenues.

Marketing. Marketing expenses for the year ended December 31, 2016 decreased 26.7% to $1,190,000, compared to $1,623,000 for the year ended December 31, 2015. The decrease was primarily the result of decreased staffing and staffing-related costs, partially due to open positions, combined with decreased data, consulting, and facility costs. Marketing expenses as a percentage of total net sales was 4.8% in 2016, compared to 5.8% in 2015, primarily due to the factors described above, partially offset by decreased revenues.

General and Administrative. General and administrative expenses for the year ended December 31, 2016 increased 0.6% to $4,109,000, compared to $4,086,000 for the year ended December 31, 2015. The increase was primarily due to increased legal, primarily related to Board matters, and consulting fees, partially offset by decreased staffing and staffing related costs, combined with costs associated with the resignation of the Company’s former Chief Executive Officer in 2015. General and administrative expenses as a percentage of total net sales increased to 16.5% in 2016, compared to 14.5% in 2015, primarily due to decreased revenues and the factors described above.

During 2015, the Company recorded a net charge of $265,000 to general and administrative expenses relating to the resignation of the Company's Chief Executive Officer. This net charge consisted of severance costs of $350,000, reduced by the effect of forfeitures of previously expensed unvested stock options and restricted stock unit awards that together totaled $85,000.

Other Income (Loss). Other loss for the year ended December 31, 2016 was $24,000, compared to other income of $76,000 for the year ended December 31, 2015. Other income primarily results from interest income and gain and loss on investments.

Income Taxes. During the year ended December 31, 2016, the Company recorded an income tax benefit of $814,000, compared to an income tax expense of $1,006,000 for the year ended December 31, 2015. The effective tax rate was 38.8% and 39.6% for the years ended December 31, 2016 and 2015, respectively. The primary differences between the Company’s December 31, 2016 and 2015 effective tax rates and the statutory federal rates are expenses related to stock-based compensation and nondeductible meals and entertainment. Our effective tax rate fluctuates between periods based on the level of permanent differences and other discrete items relative to the level of pre-tax income (loss) for the period.

Net Income (Loss). For the reasons stated above, the net loss for the year ended December 31, 2016 was $1,286,000, compared to a net income of $1,534,000 for the year ended December 31, 2015.

Other Comprehensive Income. Other comprehensive income is comprised of unrealized gains and losses, net of tax, from available-for-sale investments.

Liquidity and Capital Resources

During the year ended December 31, 2016, cash, cash equivalents and available-for-sale investments decreased $5,746,000 from total cash, cash equivalents and available-for-sale investments of $18,013,000 at December 31, 2015 to $12,267,000 at December 31, 2016, with available-for-sale investments of $0 as of December 31, 2016, compared to $9,490,000 as of December 31, 2015. On November 28, 2016, the Board declared a one-time special dividend of $0.70 per share to shareholders of record as of December 16, 2016, which was paid on January 6, 2017 in a total amount of $8,233,000. As of December 31, 2016, the declared dividend was included in accounts payable.

Operating Activities: Net cash used in operating activities during the year ended December 31, 2016 was $3,988,000. Net loss of $1,286,000, plus non-cash adjustments of $1,601,000, less changes in operating assets and liabilities of $4,303,000 resulted in the $3,988,000 of cash used in operating activities. The non-cash adjustments consisted of depreciation and amortization expense, changes in allowance for doubtful accounts, deferred income tax expense (benefit), stock-based compensation expense, and gain on the sale of property and equipment. The largest components of the change in operating assets and liabilities were accounts payable and accrued liabilities, which decreased by $1,864,000, and accounts receivable, which increased by $1,549,000. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.
Investing Activities: Net cash provided in investing activities during the year ended December 31, 2016 was $8,039,000. This was primarily related to proceeds received from the sale or maturity of investments of $9,501,000 and proceeds received from the sale of property and equipment of $5,000, partially offset by purchases of property and equipment of $1,467,000. The Company expects approximately $800,000 of property and equipment purchases in 2017.
Financing Activities: Net cash used in financing activities during the year ended December 31, 2016 was $307,000, which related to the repurchase of common stock under the Company’s share repurchase plans of $312,000 and a tax deficiency from stock-based awards of $41,000, partially offset by proceeds received from stock option exercises of $46,000.
The Company believes that based upon current business conditions and plans, its existing cash balance and future cash generated from operations will be sufficient for its cash requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, income taxes, and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements.

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

Stock-Based Compensation. We measure and recognize compensation expense for all stock-based payments at fair value. We use the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Restricted stock and restricted stock units are valued at the closing market price of the Company’s stock on the date of the grant.

The expected terms of the options and employee stock purchase plan rights are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on historical volatility of the Company’s stock. The Company has not historically issued any dividends beyond the one-time dividends declared in 2011 and 2016 and does not expect to in the future. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

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

In March 2016, the FASB issued ASU 2016-9, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not believe the standard will have a material impact on its financial statements upon adoption.

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

Index to Financial Statements

The following are included on the pages indicated:

Report of Independent Registered Public Accounting Firm

To the Board of Directors, Audit Committee and Shareholders
Insignia Systems, Inc.

We have audited the accompanying balance sheets of Insignia Systems, Inc. (the Company) as of December 31, 2016 and 2015, and the related statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insignia Systems, Inc. as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 7, 2017

Insignia Systems, Inc.
BALANCE SHEETS

As of December 31	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$12,267,000	$8,523,000
Available for sale investments	-	9,490,000
Accounts receivable, net	9,879,000	8,392,000
Inventories	325,000	391,000
Income tax receivable	775,000	1,000
Prepaid expenses and other	689,000	492,000
Total Current Assets	23,935,000	27,289,000

Other Assets:
Property and equipment, net	2,430,000	1,584,000
Other, net	1,863,000	2,841,000

Total Assets	$28,228,000	$31,714,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable:
Cash dividends declared ($0.70 per share)	$8,233,000	$-
Other	2,530,000	3,355,000
Accrued liabilities:
Compensation	762,000	1,494,000
Other	498,000	715,000
Income tax payable	-	264,000
Deferred revenue	62,000	164,000
Total Current Liabilities	12,085,000	5,992,000

Long-Term Liabilities:
Deferred tax liabilities	205,000	199,000
Accrued income taxes	554,000	528,000
Deferred rent	275,000	275,000
Total Long-Term Liabilities	1,034,000	1,002,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued shares - 11,866,000 in 2016 and 11,721,000 in 2015	117,000	116,000
Outstanding shares - 11,661,000 in 2016 and 11,633,000 in 2015
Additional paid-in capital	14,992,000	17,810,000
Retained earnings	-	6,805,000
Accumulated other comprehensive loss	-	(11,000)
Total Shareholders' Equity	15,109,000	24,720,000

Total Liabilities and Shareholders' Equity	$28,228,000	$31,714,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2016	2015
Services revenues	$23,144,000	$26,391,000
Products revenues	1,768,000	1,820,000
Total Net Sales	24,912,000	28,211,000

Cost of services	16,540,000	14,237,000
Cost of goods sold	1,309,000	1,303,000
Total Cost of Sales	17,849,000	15,540,000
Gross Profit	7,063,000	12,671,000

Operating Expenses:
Selling	3,840,000	4,498,000
Marketing	1,190,000	1,623,000
General and administrative	4,109,000	4,086,000
Total Operating Expenses	9,139,000	10,207,000
Operating Income (Loss)	(2,076,000)	2,464,000

Other income (loss)	(24,000)	76,000
Income (Loss) Before Taxes	(2,100,000)	2,540,000

Income tax expense (benefit)	(814,000)	1,006,000
Net Income (Loss)	$(1,286,000)	$1,534,000

Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	11,000	—
Comprehensive Income (Loss)	$(1,275,000)	$1,534,000

Net income (loss) per share:
Basic	$(0.11)	$0.13
Diluted	$(0.11)	$0.13

Dividends declared per share	$0.70	$-

Shares used in calculation of net income (loss) per share:
Basic	11,629,000	12,044,000
Diluted	11,629,000	12,216,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2015	12,191,000	$122,000	$19,177,000	$5,271,000	$(11,000)	$24,559,000
Issuance of common stock, net	69,000	1,000	47,000	-	-	48,000
Repurchase of common stock, net	(664,000)	(7,000)	(1,755,000)	-	-	(1,762,000)
Value of stock-based compensation	37,000	-	353,000	-	-	353,000
Tax deficiency from stock-based awards	-	-	(12,000)	-	-	(12,000)
Net income	-	-	-	1,534,000	-	1,534,000

Balance at December 31, 2015	11,633,000	$116,000	$17,810,000	$6,805,000	$(11,000)	$24,720,000
Issuance of common stock, net	102,000	1,000	45,000	-	-	46,000
Repurchase of common stock, net	(128,000)	(1,000)	(311,000)	-	-	(312,000)
Value of stock-based compensation	54,000	1,000	203,000	-	-	204,000
Tax deficiency from stock-based awards	-	-	(41,000)	-	-	(41,000)
Cash dividends declared ($0.70 per share)	-	-	(2,714,000)	(5,519,000)	-	(8,233,000)
Net loss	-	-	-	(1,286,000)	-	(1,286,000)
Other comprehensive income, net of tax	-	-	-	-	11,000	11,000

Balance at December 31, 2016	11,661,000	$117,000	$14,992,000	$-	$-	$15,109,000

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS

Year Ended December 31	2016	2015
Operating activities:
Net income (loss)	$(1,286,000)	$1,534,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,450,000	1,156,000
Changes in allowance for doubtful accounts	62,000	(10,000)
Deferred income tax expense (benefit)	(35,000)	29,000
Stock-based compensation	204,000	353,000
Gain on sale of property and equipment	(80,000)	(30,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,549,000)	(890,000)
Inventories	66,000	132,000
Income tax receivable	(774,000)	286,000
Prepaid expenses and other	117,000	224,000
Accounts payable	(885,000)	(73,000)
Accrued liabilities	(979,000)	291,000
Income tax payable	(264,000)	170,000
Accrued income taxes	26,000	42,000
Tax deficiency from stock-based awards	41,000	12,000
Deferred revenue	(102,000)	(8,000)
Net cash provided by (used in) operating activities	(3,988,000)	3,218,000

Investing activities:
Purchases of property and equipment	(1,467,000)	(444,000)
Purchase of investments	-	(5,441,000)
Proceeds received from sale or maturity of investments	9,501,000	5,649,000
Proceeds received from sale of property and equipment	5,000	30,000
Net cash provided by (used in) investing activities	8,039,000	(206,000)

Financing activities:
Proceeds from issuance of common stock, net	46,000	48,000
Tax deficiency from stock-based awards	(41,000)	(12,000)
Repurchase of common stock, net	(312,000)	(1,762,000)
Net cash used in financing activities	(307,000)	(1,726,000)

Increase in cash and cash equivalents	3,744,000	1,286,000

Cash and cash equivalents at beginning of year	8,523,000	7,237,000
Cash and cash equivalents at end of year	$12,267,000	$8,523,000

Supplemental disclosures for cash flow information:
Cash paid during the year for income taxes	$238,000	$653,000

Non-cash investing and financing activities:
Cash dividends declared included in accounts payable	$8,233,000	$-
Purchases of property and equipment included in accounts payable and accrued liabilities	90,000	340,000
Non-cash trade-in value utilized for the purchase of equipment	75,000	-
Tenant allowance in other assets and deferred rent	-	275,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
Notes to Financial Statements

1.
Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company operates in a single reportable segment. The Company’s products include the Insignia Point-of-Purchase Services (POPS®) in-store marketing program, thermal sign card supplies for the Company’s Impulse Retail System, and laser printable cardstock and label supplies. In October 2014, the Company announced the introduction of a new product, The Like MachineTM. The agreement under which the Company distributes this product expires on March 31, 2017. In December 2016, the Company decided not to renew the agreement and to discontinue the sale of this product upon the expiration of the agreement. Revenue from The Like Machine was not significant in 2016 or 2015.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2016, $11,103,000 was invested in an insured sweep account and $1,164,000 was invested in a money market fund. At December 31, 2015, $7,815,000 was invested in an insured cash sweep account. The balances in cash accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Amounts held in checking accounts and in insured cash sweep accounts during the years ended December 31, 2016 and 2015 were fully insured under the Federal Deposit Insurance Corporation (“FDIC”).

Fair Value of Financial Measurements. Fair value is defined as the exit price, or the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants as of the measurement date. ASC 820-10 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect management’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.

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

The Company records certain financial assets and liabilities at their carrying amounts that approximate fair value, based on their short-term nature. These financial assets and liabilities included cash and cash equivalents, accounts receivable and accounts payable.

At December 31, 2015, the Company had $9,490,000 of available-for-sale investments. The Company had no available-for-sale investments at December 31, 2016. Available-for-sale securities were carried at fair value with unrealized gains and losses reported as a component of shareholders’ equity as accumulated other comprehensive loss, net of tax. Fair value for available-for-sale securities was based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions (Level 2). Amortization of premiums or discounts arising at acquisition, and gains or losses on the disposition of available-for-sale securities were reported as other income. Realized gains and losses, if any, were calculated on the specific identification method and were included in other income in the statements of operations and comprehensive income (loss).

Accounts Receivable. The majority of the Company’s accounts receivable is due from companies in the consumer packaged goods industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30-120 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2016	2015
Beginning balance	$79,000	$89,000
Bad debt provision	67,000	(5,000)
Accounts written-off	(5,000)	(5,000)
Ending balance	$141,000	$79,000

Inventories. Inventories are primarily comprised of parts and supplies for the Impulse machine, sign cards, and roll stock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

December 31	2016	2015
Raw materials	$123,000	$69,000
Work-in-process	27,000	4,000
Finished goods	175,000	318,000
	$325,000	$391,000

In connection with the discontinued sale of The Like Machine, as of December 31, 2016, the Company deemed the value of the on-hand inventory related to The Like Machine to be impaired and recorded a $173,000 increase to the obsolescence reserve.

Property and Equipment. Property and equipment is recorded at cost. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance are charged to expense when incurred. Internally developed software is capitalized upon completion of preliminary project stage and when it is probable the project will be completed. Expenditures are capitalized for all development activities, while expenditures related to planning, training, and maintenance are expensed. Depreciation is provided in amounts sufficient to relate the cost of assets to operations over their estimated useful lives. The straight-line method of depreciation is used for financial reporting purposes and accelerated methods are used for tax purposes. Estimated useful lives of the assets are as follows:

Production tooling, machinery and equipment	1 - 6 years
Office furniture and fixtures	3 years
Computer equipment and software	3 years

Leasehold improvements are amortized over the shorter of the remaining term of the lease or estimated life of the asset. Internally developed software will be amortized over the estimated life of the asset, which is expected to be three to five years.

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no material impairment losses during the years ended December 31, 2016 and 2015.

Income Taxes. Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense (benefit).

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based payments at fair value. We use the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Restricted stock units and awards are valued at the closing market price of the Company’s stock date of the grant.

The expected lives of the options and employee stock purchase plan rights are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at grant date. Volatility is based on historical and expected future volatility of the Company’s stock. The Company has not historically issued any dividends beyond one-time dividends declared in 2011 and 2016 and does not expect to in the future. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

Advertising Costs. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $46,000 and $42,000 during the years ended December 31, 2016 and 2015, respectively.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the year.

Weighted average common shares outstanding for the years ended December 31, 2016 and 2015 were as follows:

Year ended December 31	2016	2015
Denominator for basic net income (loss) per share - weighted average shares	11,629,000	12,044,000
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	-	172,000
Denominator for diluted net income (loss) per share - weighted average shares	11,629,000	12,216,000

Due to the net loss incurred during the year ended December 31, 2016, all stock awards were anti-dilutive for the period. Options to purchase approximately 613,000 shares of common stock with a weighted average exercise price of $3.79 were outstanding at December 31, 2015 and were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the year.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance creating Accounting Standards Codification ("ASC") Section 606, "Revenue from Contracts with Customers." The new section will replace Section 605, "Revenue Recognition" and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods, within that reporting period. We are in the process of determining the impact that the updated accounting guidance will have on our financial statements upon adoption.

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

In March 2016, the FASB issued ASU 2016-9, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not believe the standard will have a material impact on its financial statements upon adoption.

2.
Restructuring. The Company implemented a plan to restructure its operations in September 2016, including workforce reductions and other cost-saving initiatives, as well as, adding certain positions. As part of this restructuring plan, the Company reduced its workforce by approximately 12%. A pre-tax restructuring charge of $163,000 was recorded during the year ended December 31, 2016. The Company recorded $83,000 of this charge within cost of sales and $80,000 within operating expenses in the Company’s statement of operations and comprehensive income (loss). As of December 31, 2016, $42,000 of the pre-tax restructuring charge was included in accrued compensation, and was paid in 2017.

3.
Investments. As of December 31, 2016 the Company no longer carries certain investments intended to increase the yield on available cash balances. Prior to December 31, 2016, the Company had classified all investments as current assets, as they were available to fund current operations. These investments were in debt securities, with an average maturity of approximately one year, and were classified as available-for-sale.

These investments were accounted for in accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments — Debt and Equity Securities.” At December 31, 2015, the Company’s investment balances consisted solely of available-for-sale securities and were carried at fair value in accordance with ASC 820-10.

4.
Line of Credit. The Company maintains a line of credit, which is collateralized by its money market investments. The total availability under the line of credit is $1,106,000 and outstanding amounts would bear interest at the 30-day LIBOR rate plus 2% (effective rate of 2.77% as of December 31, 2016). There were no amounts outstanding on this line of credit at any time during the years ended December 31, 2016 and 2015.

5.
Selling Arrangement.  In 2011, the Company paid News America Marketing In-Store, LLC (News America) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $400,000 for each of the years ended December 31, 2016 and 2015, and is expected to be $400,000 per year over the next four years, and $117,000 in the year ending December 31, 2021, is recorded within cost of services in the Company’s statements of operations and comprehensive income (loss). The net carrying amount of the selling arrangement is recorded within other assets on the Company’s balance sheet. A summary of the carrying amount of this selling arrangement is as follows as of December 31:

	2016	2015
Gross cost	$4,000,000	$4,000,000
Accumulated amortization	(2,283,000)	(1,883,000)
Net carrying amount	$1,717,000	$2,117,000

6.
Retail Access and Distribution Agreement. On February 21, 2014, the Company and Valassis Sales and Marketing Services, Inc. (“Valassis”) entered into the Retail Access and Distribution Agreement (the “New Valassis Agreement”) that replaced all prior agreements. As a result of this new agreement, Valassis was no longer a reseller of the Company’s POPSign and the Company regained access to all consumer packaged goods manufacturers for the sale of POPSigns. The net amount paid to Valassis by the Company was $250,000, which is being amortized over the original term of the New Valassis Agreement, which is approximately four years. The net carrying amount of $64,000 was included in other assets on the Company’s balance sheet as of December 31, 2016. Amortization expense related to this agreement was approximately $64,000 during both the years ended December 31, 2016 and December 31, 2015 and is expected to be $64,000 for the year ended December 31, 2017.

7.
Property and Equipment. Property and equipment consists of the following at December 31:

Year ended December 31	2016	2015
Property and Equipment:
Production tooling, machinery and equipment	$4,000,000	$3,722,000
Office furniture and fixtures	322,000	145,000
Computer equipment and software	1,301,000	1,273,000
Leasehold improvements	577,000	—
Construction in-progress	523,000	616,000
	6,723,000	5,756,000
Accumulated depreciation and amortization	(4,293,000)	(4,172,000)
Net Property and Equipment	$2,430,000	$1,584,000

Depreciation expense for the years ended December 31, 2016 and 2015 was $785,000 and $665,000, respectively.

8.
Commitments and Contingencies.

Operating Leases. On September 14, 2015, the Company amended the lease for its headquarters to extend the term for five years, through March 31, 2021, and to reduce the square footage and rental rate per square foot effective January 1, 2016. Rent expense under this lease, excluding operating costs, was approximately $150,000 for the year ended December 31, 2016. Rent expense under the prior lease, excluding operating costs, was approximately $318,000 in the year ended December 31, 2015.

In connection with the amended lease, the Company incurred costs related to the build-out of its facility and other relocation costs, as well as costs for new furniture and equipment, a portion of which was funded by a tenant allowance of $275,000, which was recorded as deferred rent and other assets as of December 31, 2015 and payment was received in 2016. The balance of deferred rent as of December 31, 2016, includes the impact of the straight-line expense of the lease payments and the amortization of the tenant allowance.

Minimum future lease obligations under the amended lease, excluding operating costs, are approximately as follows for the years ending December 31:

2017	$206,000
2018	211,000
2019	217,000
2020	222,000
2021	57,000

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for fixed or store-based payments rather than sign placement-based payments resulting in minimum commitments each year in order to maintain the agreements. During the years ended December 31, 2016 and 2015, the Company incurred $5,376,000 and $3,661,000 of costs related to fixed and store-based payments, respectively. The amounts are recorded in cost of services in the Company’s statements of operations and comprehensive income (loss).

Aggregate commitment amounts under agreements with retailers are approximately as follows for the years ending December 31:

2017	$3,865,000
2018	1,526,000
2019	14,000

On an ongoing basis the Company negotiates renewals of various retailer agreements. Upon the completion of future contract renewals, the annual commitment amounts for 2017 and thereafter are expected to be in excess of the amounts above.

Legal. The Company is subject to various legal matters in the normal course of business. The outcome of these matters is not expected to have a material effect on the Company’s financial position or results of operations.

9.
Shareholders’ Equity.

Stock-Based Compensation. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

The following table summarizes the stock-based compensation expense that was recognized in the Company’s statements of operations and comprehensive income (loss) for the years ended December 31, 2016 and 2015:

Year ended December 31	2016	2015
Cost of sales	$28,000	$34,000
Selling	52,000	69,000
Marketing	1,000	15,000
General and administrative	123,000	235,000
	$204,000	$353,000

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2016	2015
Stock Options:
Expected life (years)	2.5	3.4
Expected volatility	41%	45%
Dividend yield	0%	0%
Risk-free interest rate	1.0%	1.2%

	2016	2015
Stock Purchase Plan Options:
Expected life (years)	1.0	1.0
Expected volatility	31%	37%
Dividend yield	0%	0%
Risk-free interest rate	0.6%	0.3%

The Company uses the graded attribution method to recognize expense for unvested stock-based awards. The amount of stock-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company re-evaluates the forfeiture rate annually and adjusts it as necessary.

As of December 31, 2016, there was approximately $12,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 0.5 years.

As of December 31, 2016, there was approximately $287,000 of total unrecognized compensation costs related to restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 3.1 years.

Stock Options, Restricted Stock, Restricted Stock Units, and Other Stock-Based Compensation Awards. The Company maintains the 2003 Incentive Stock Option Plan (the “2003 Plan”) and the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”). The 2013 Plan replaced the 2003 Plan upon its ratification by shareholders in 2013. Awards granted under the 2003 Plan will remain in effect until they are exercised or expire according to their terms. Since May 2013, all equity awards have been made under the 2013 Plan.

In May 2015, the 2013 Plan was amended to increase the total number of shares available to a total of 1,100,000 shares. Under the terms of the 2013 Plan, as amended, the Company may grant up to 1,100,000 awards in a variety of instruments including stock options, restricted stock and restricted stock units to employees, consultants and directors generally at an exercise price at or above 100% of fair market value at the close of business on the date of grant. Stock options expire 10 years after the date of grant and generally vest over three years. The Company issues new shares of common stock when stock options are exercised.

On November 28, 2016, our Board of Directors amended the Plans to permit equitable adjustments to outstanding awards in the event of an extraordinary cash dividend. As of the date of this filing, no options have been modified.

The following table summarizes activity under the 2003 and 2013 Plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2015	307,767	1,255,077	$2.86
Shares reserved	200,000	—
Stock awards granted	(37,233)	—
Restricted stock units granted	(99,000)	—
Stock options granted	(200,000)	200,000	2.82
Stock options exercised	—	(113,837)	1.90	$105,012
Cancelled or forfeited - 2013 Plan options	279,000	(279,000)	2.87
Cancelled or forfeited - 2013 Plan restricted stock units	27,000	—	2.89
Cancelled or forfeited - 2003 Plan options	—	(167,079)	4.13

Balance at December 31, 2015	477,534	895,161	2.73

Shares reserved	—	—
Stock awards granted	(54,036)	—
Restricted stock units and awards granted	(189,875)	—
Stock options granted	(20,000)	20,000	2.90
Stock options exercised	—	(227,833)	1.72	$143,531
Cancelled or forfeited - 2013 Plan options	237,500	(237,500)	2.86
Cancelled or forfeited - 2013 Plan restricted stock and restricted stock units	50,499	—	2.72
Cancelled or forfeited - 2003 Plan options	—	(30,666)	3.22

Balance at December 31, 2016	501,622	419,162	$3.18

The number of options exercisable under the Plans was:

December 31, 2016	381,836

December 31, 2015	653,840

The following table summarizes information about the stock options outstanding at December 31, 2016:

	Options Outstanding				Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.61 - $2.79	107,830	5.42	years	$1.79	107,830	$1.79
$2.80 - $4.22	262,832	6.26	years	3.32	225,506	3.37
$5.49	48,500	3.40	years	5.49	48,500	5.49
	419,162	5.72	years	$3.18	381,836	$3.19

Options outstanding under the Plans expire at various dates during the period from January 2017 through January 2026. Options outstanding at December 31, 2016 had an aggregate intrinsic value of $74,000. Options exercisable at December 31, 2016 had a weighted average remaining life of 5.55 years and an aggregate intrinsic value of $74,000. The weighted average grant-date fair value of options granted during the years ended December 31, 2016 and 2015 were $0.56 and $0.94, respectively.

During May and June 2016 and June 2015, equity grants were made by the Company to the Board of Directors, pursuant to the 2013 Plan in the form of shares of common stock. The total number of shares granted to the Board of Directors was 54,036 and 37,233 during the years ended December 31, 2016 and 2015, respectively. The shares were issued at a weighted average value of $2.19 per share in 2016 and $2.82 per share in 2015, based on the stock price on the date of grant, for a total value of $119,000 in 2016, of which $109,000 included in stock-based compensation expense for the year ended December 31, 2016 and $10,000 was accrued for and expensed in the year ended December 31, 2015, in addition to $105,000 in 2015, which is included in stock-based compensation.

During the year ended December 31, 2016, the Company issued 100,000 shares of restricted stock under the 2013 Plan. The shares underlying the award were assigned a value of $2.33 per share, which was the closing price of our common stock on the date of grant, and is scheduled to vest over the five years following the date of grant. No restricted stock was issued during the year ended December 31, 2015.

During the year ended December 31, 2016, the Company issued 21,875 performance-based restricted stock units under the 2013 Plan. Each unit represents the right to acquire one share of the Company’s common stock. The units were assigned a weighted average value of $0.85 per unit, based on market condition assumptions, and are scheduled to vest with respect to 80% of the units if the price of the Company’s common stock during the applicable measurement period exceeds a minimum performance threshold or 100% if a maximum performance threshold is exceeded. No performance-based restricted stock units were issued during the year ended December 31, 2015.

During the year ended December 31, 2016, the Company issued 68,000 restricted stock units under the 2013 Plan. The units were assigned a weighted average value of $2.20 per share, based on the stock price on the date of the grant, and vest over two years. The Company issued 99,000 restricted stock units during the year ended December 31, 2015. The units were assigned a value of $2.71 per share, based on the stock price on the date of the grant, and vest over two years.

Restricted stock and restricted stock unit transactions during the years ended December 31, 2016 and 2015 are summarized as follows:

	Number of Shares	Weighted average grant date fair value
Unvested shares at January 1, 2015	25,000	$3.03
Granted	99,000	2.71
Vested	(8,334)	3.03
Forfeited or surrendered	(27,000)	2.89
Unvested shares at December 31, 2015	88,666	2.72
Granted	189,875	2.11
Vested	(23,167)	2.68
Forfeited or surrendered	(50,499)	2.72
Unvested shares at December 31, 2016	204,875	$2.16

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “Plan”) that enables employees to contribute up to 10% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of the year. There were no purchases for the year ended December 31, 2016. During the year ended December 31, 2015, employees purchased 18,000 shares under the Plan. At December 31, 2016, 134,000 shares were reserved for future employee purchases of common stock under the Plan. For the years ended December 31, 2016 and 2015, the Company recognized $0 and $16,000, respectively, of stock-based compensation expense related to the Plan.

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

For the years ended December 31, 2016 and December 31, 2015, the Company repurchased approximately 128,000 and 664,000 shares at a total cost of $312,000 and $1,762,000, respectively.

Dividends. We have not historically paid dividends, other than one-time dividends declared in 2011 and 2016. On November 28, 2016, the Board declared a one-time special dividend of $0.70 per share to shareholders of record as of December 16, 2016, paid on January 6, 2017. Since this special dividend exceeded 25% of the Company’s stock price, in accordance with applicable NASDAQ rules, the ex-dividend date was January 9, 2017, one business day following the payment date. Outside of these special dividends, the Board of Directors intends to retain earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

10.
Income Taxes. Income tax expense (benefit) consists of the following:

Year Ended December 31	2016	2015
Current taxes - Federal	$(729,000)	$903,000
Current taxes - State	(50,000)	74,000
Deferred taxes - Federal	1,000	(4,000)
Deferred taxes - State	(36,000)	33,000

Income tax expense (benefit)	$(814,000)	$1,006,000

The actual tax expense (benefit) attributable to income before taxes differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% as follows:

Year Ended December 31	2016	2015
Federal statutory rate	34.0%	34.0%

Stock-based awards	2.1	1.2
State taxes	6.3	2.1
Other permanent differences	(0.8)	0.7
Impact of uncertain tax positions	(1.2)	1.7
Valuation allowance	(1.5)	-
Other	(0.1)	(0.1)

Effective federal income tax rate	38.8%	39.6%

Components of resulting noncurrent deferred tax assets (liabilities) are as follows:

As of December 31	2016	2015
Deferred tax assets
Accrued expenses	$171,000	$126,000
Inventory reserve	65,000	12,000
Stock-based awards	53,000	83,000
Reserve for bad debts	51,000	29,000
Net operating loss carryforwards	26,000	-
Other	38,000	9,000
Valuation allowance	(31,000)	-

Total deferred tax assets	$373,000	$259,000

Deferred tax liabilities
Depreciation	$(400,000)	$(322,000)
Prepaid expenses	(175,000)	(84,000)
Prepaid compensation	(3,000)	(52,000)

Total deferred tax liabilities	(578,000)	(458,000)

Net deferred income tax liabilities	$(205,000)	$(199,000)

The Company evaluates all significant available positive and negative evidence, including the existence of losses in prior years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company’s recent performance. The change in the valuation allowance for the years ended December 31, 2016 and 2015 was $31,000 and $0, respectively. The valuation allowance as of December 31, 2016, was the result of certain capital losses that the Company does not believe are more likely than not to be realized.

The Company has recorded a liability of $554,000 and $528,000 for uncertain tax positions taken in tax returns in previous years as of December 31, 2016 and 2015, respectively. This liability is reflected as Accrued Income Taxes on the Company’s Balance Sheets. The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years 2013 and forward are open for examination and assessment by the Internal Revenue Service. With limited exceptions, tax years prior to 2013 are no longer open in major state and local tax jurisdictions. The Company does not anticipate that the total unrecognized tax benefits will change significantly prior to December 31, 2017.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows:

Balance at January 1, 2015	$486,000
Increases due to current year positions	18,000
Increases due to interest	24,000
Balance at December 31, 2015	528,000
Decreases due to current year positions	(2,000)
Increases due to interest	28,000
Balance at December 31, 2016	$554,000

11.
Employee Benefit Plans. The Company sponsors a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. During the years ended December 31, 2016 and 2015, the Company made matching contributions of $55,000 and $70,000, respectively.

12.
Concentrations.

Major Customers. During the years ended December 31, 2016 and 2015, one customer accounted for 33% and 37% of the Company’s total net sales, respectively. At December 31, 2016 and 2015, one customer represented 37% and 62% of the Company’s total accounts receivable, respectively.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

Export Sales. Export sales accounted for less than 1% of total net sales during the years ended December 31, 2016 and 2015.

13.
Severance Accrual.  During the year ended December 31, 2015, the Company recorded a net charge of $265,000 to general and administrative expenses relating to the resignation of the Company’s Chief Executive Officer. This net charge consisted of severance costs of $350,000, reduced by the effect of forfeitures of previously expensed unvested stock options and restricted stock unit awards that together totaled $85,000. A severance accrual of $350,000 was included in accrued compensation on the Company’s balance sheet as of December 31, 2015. This amount was paid in January 2016.

14.
Quarterly Financial Data. (Unaudited)

Quarterly data for the years ended December 31, 2016 and 2015 was as follows:

Year Ended December 31, 2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$6,078,000	$6,617,000	$6,469,000	$5,748,000
Gross profit	1,967,000	2,116,000	2,000,000	980,000
Net loss	(322,000)	(87,000)	(167,000)	(710,000)
Net loss per share:
Basic	$(0.03)	$(0.01)	$(0.01)	$(0.06)
Diluted	$(0.03)	$(0.01)	$(0.01)	$(0.06)

Year Ended December 31, 2015
Net sales	$6,541,000	$6,673,000	$7,548,000	$7,449,000
Gross profit	2,802,000	2,986,000	3,499,000	3,384,000
Net income	96,000	250,000	561,000	627,000
Net income per share:
Basic	$0.01	$0.02	$0.05	$0.05
Diluted	$0.01	$0.02	$0.05	$0.05

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Director of Finance (interim principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s principal executive officer and interim principal financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2016 were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Director of Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. In conducting its evaluation, our management used the criteria set forth by the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information

None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 concerning the directors and executive officers of the Company and corporate governance is incorporated herein by reference to the Company’s proxy statement for its 2017 Annual Meeting of Shareholders (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

We have adopted the Insignia Systems, Inc. Code of Ethics which is available on our website (www.insigniasystems.com) under the Corporate Governance caption of the Investor Relations page. We intend to satisfy our disclosure obligations regarding any amendment to, or a waiver from, a provision of this code of ethics by posting such information on the same website.
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

PART IV.
Item 15. Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2016 and 2015
Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2016 and 2015
Statements of Shareholders’ Equity for the years ended December 31, 2016 and 2015
Statements of Cash Flows for the years ended December 31, 2016 and 2015
Notes to Financial Statements

(a)
Exhibits

Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 1-13471.

Exhibit Number	Description	Incorporated By Reference To

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008	Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

3.2	Composite stated Bylaws of Registrant, as amended through December 5, 2015	Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

*10.1	2003 Incentive Stock Option Plan, as amended	Exhibit 10.1 of the Registrant’s Form 8-K filed December 2, 2016

*10.2	Form of Incentive Stock Option Agreement under 2003 Incentive Stock Option Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed January 16, 2013

*10.3	2013 Omnibus Stock and Incentive Plan, as amended	Exhibit 10.2 of the Registrant’s Form 8-K filed December 2, 2016

*10.4	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed August 23, 2013

*10.5	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.2 of the Registrant’s Form 8-K filed August 23, 2013

*10.6	Form of Stock Grant Agreement for Non-Employee Directors under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed December 16, 2013

*10.7	Form of Restricted Stock Unit Agreement for Employees under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed May 28, 2014

*10.8	Employee Stock Purchase Plan, as amended	Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-182981

*10.9	Change in Control Severance Agreement with John C. Gonsior dated June 13, 2011	Exhibit 10.4 of the Registrant’s Form 8-K filed May 16, 2013

*10.10	Employment Agreement with John C. Gonsior dated May 13, 2013	Exhibit 10.3 of the Registrant’s Form 8-K filed May 16, 2013

*10.11	Employment Agreement with Tim Halfmann dated April 28, 2014	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2014

*10.12	Change in Control Severance Agreement with Tim Halfmann dated April 28, 2014	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2014

*10.13	Letter Agreement dated March 15, 2016 between Timothy J. Halfmann and the Company	Exhibit 10.1 of the Registrant’s Form 8-K filed March 17, 2016

*10.14	Employment Agreement with Kristine Glancy dated April 8, 2016	Exhibit 10.1 of the Registrant’s Form 8-K filed April 13, 2016

*10.15	Change in Control Severance Agreement with Kristine Glancy dated April 8, 2016	Exhibit 10.2 of the Registrant’s Form 8-K filed April 13, 2016

*10.16	Restricted Stock Award Agreement for Kristine Glancy dated May 13, 2016	Exhibit 10.1 of the Registrant’s Form 8-K filed May 17, 2016

10.17	Lease Agreement between the Company and the Landlord (Opus Northwest L.L.C.) dated March 27, 2008 (Exhibits Omitted)	Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

10.18	First Amendment to Industrial/Warehouse Lease Agreement with James Campbell Company LLC dated September 14, 2015	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2015

^10.19	Amendment #1 dated December 6, 2006 to the Exclusive Reseller Agreement dated June 12, 2006 between Valassis Sales & Marketing Services, Inc. and the Company	Exhibit 10.1 of the Registrant’s Form 10-K/A for the year ended December 31, 2008

^10.20	Amendment #2 dated July 2, 2007 to Exclusive Reseller Agreement dated June 12, 2006 between Valassis Sales & Marketing Services, Inc. and the Company	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007

^10.21	Exclusive Agreement for Sale and Implementation of Specified Signs with Price approved June 6, 2011	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011

^10.22	Settlement Agreement and Release with News America Marketing In-Store, LLC, dated February 9, 2011, including exhibits	Exhibit 10.1 of the Registrant’s Form 10-Q/A for the quarterly period ended March 31, 2011

^10.23	Retail Access and Distribution Agreement with Valassis Sales and Marketing Services, Inc. dated February 21, 2014	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2014

+23.1	Consent of Independent Registered Public Accounting Firm

+31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
+31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

++32	Section 1350 Certification
+101.1
The following materials from Insignia Systems, Inc.’s Annual Report on Form 10-K for the year ending December 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations and Comprehensive Income (Loss), (iii) Statements of Cash Flows, (iv) Statements of Stockholders’ Equity, and (v) Notes to Financial Statements.

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

INSIGNIA SYSTEMS, INC.

Dated: March 7, 2017	By:	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kristine A. Glancy	President and Chief Executive Officer	March 7, 2017
Kristine A. Glancy	(principal executive officer)

/s/ Mark A. Cherrey	Director of Finance and Controller	March 7, 2017
Mark A. Cherrey	(interim principal accounting and financial officer)

/s/ F. Peter Zaballos	Chairman of the Board, Director	March 7, 2017
F. Peter Zaballos

/s/ Michael C. Howe	Director	March 7, 2017
Michael C. Howe

/s/ Steven R. Zenz	Director	March 7, 2017
Steven R. Zenz