Form 10-Q
period 2017-03-31
INSIGNIA SYSTEMS INC/MN
filed 2017-05-04
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_______________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2017
or
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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of April 28, 2017 was 11,660,817.

Insignia Systems, Inc.

i

PART I.             FINANCIAL INFORMATION

Item 1.               Financial Statements

Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	March 31,
	2017	December 31,
	(Unaudited)	2016
ASSETS
Current Assets:
Cash and cash equivalents	$4,393,000	$12,267,000
Accounts receivable, net	8,174,000	9,879,000
Inventories	332,000	325,000
Income tax receivable	1,152,000	775,000
Prepaid expenses and other	640,000	689,000
Total Current Assets	14,691,000	23,935,000

Other Assets:
Property and equipment, net	2,563,000	2,430,000
Other, net	1,747,000	1,863,000

Total Assets	$19,001,000	$28,228,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable:
Cash dividends declared ($0.70 per share)	$-	$8,233,000
Other	2,283,000	2,530,000
Accrued liabilities:
Compensation	728,000	762,000
Other	366,000	498,000
Deferred revenue	692,000	62,000
Total Current Liabilities	4,069,000	12,085,000

Long-Term Liabilities:
Deferred tax liabilities	52,000	205,000
Accrued income taxes	554,000	554,000
Deferred rent	261,000	275,000
Total Long-Term Liabilities	867,000	1,034,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued shares - 11,863,000 at March 31, 2017 and 11,866,000 at December 31, 2016
Outstanding shares - 11,661,000 at March 31, 2017 and 11,661,000 at December 31, 2016	117,000	117,000
Additional paid-in capital	15,139,000	14,992,000
Accumulated deficit	(1,191,000)	—
Total Shareholders' Equity	14,065,000	15,109,000

Total Liabilities and Shareholders' Equity	$19,001,000	$28,228,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

Three Months Ended March 31	2017	2016
Services revenues	$4,304,000	$5,617,000
Products revenues	463,000	461,000
Total Net Sales	4,767,000	6,078,000

Cost of services	3,819,000	3,783,000
Cost of goods sold	319,000	328,000
Total Cost of Sales	4,138,000	4,111,000
Gross Profit	629,000	1,967,000

Operating Expenses:
Selling	888,000	1,108,000
Marketing	426,000	270,000
General and administrative	1,053,000	1,160,000
Total Operating Expenses	2,367,000	2,538,000
Operating Loss	(1,738,000)	(571,000)

Other income	3,000	17,000
Loss Before Taxes	(1,735,000)	(554,000)

Income tax benefit	(544,000)	(232,000)
Net Loss	$(1,191,000)	$(322,000)

Other comprehensive loss, net of tax:
Unrealized gain on available for sale securities	—	9,000
Comprehensive Loss	$(1,191,000)	$(313,000)

Net loss per share:
Basic	$(0.10)	$(0.03)
Diluted	$(0.10)	$(0.03)

Shares used in calculation of net loss per share:
Basic	11,661,000	11,624,000
Diluted	11,661,000	11,624,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2017	2016
Operating Activities:
Net loss	$(1,191,000)	$(322,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	335,000	460,000
Changes in allowance for doubtful accounts	48,000	(30,000)
Deferred income tax benefit	(153,000)	—
Stock-based compensation expense	147,000	26,000
Changes in operating assets and liabilities:
Accounts receivable	1,657,000	2,155,000
Inventories	(7,000)	(97,000)
Income tax receivable	(377,000)	(259,000)
Prepaid expenses and other	49,000	38,000
Accounts payable	(384,000)	(1,243,000)
Accrued liabilities	(180,000)	(1,072,000)
Income tax payable	—	(175,000)
Deferred revenue	630,000	197,000
Net cash provided by (used in) operating activities	574,000	(322,000)

Investing Activities:
Purchases of property and equipment	(285,000)	(318,000)
Proceeds from sale or maturity of investments	—	1,855,000
Net cash provided by (used in) investing activities	(285,000)	1,537,000

Financing Activities:
Cash dividends paid ($0.70 per share)	(8,163,000)	—
Proceeds from issuance of common stock	—	45,000
Repurchase of common stock, net	—	(106,000)
Net cash used in financing activities	(8,163,000)	(61,000)

Increase (decrease) in cash and cash equivalents	(7,874,000)	1,154,000

Cash and cash equivalents at beginning of period	12,267,000	8,523,000
Cash and cash equivalents at end of period	$4,393,000	$9,677,000

Supplemental disclosures for cash flow information:
Cash paid during the year for income taxes	$2,000	$207,000

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$67,000	$—

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

Basis of Presentation.  Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2017, and its results of operations and its cash flows for the three months ended March 31, 2017 and 2016. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements do not include certain footnote disclosures and financial information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The Summary of Significant Accounting Policies in the Company’s 2016 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of sign cards and roll stock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consisted of the following as of the dates indicated:

	March 31,	December 31,
	2017	2016
Raw materials	$73,000	$123,000
Work-in-process	26,000	27,000
Finished goods	233,000	175,000
	$332,000	$325,000

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	March 31,	December 31,
	2017	2016
Property and Equipment:
Production tooling, machinery and equipment	$4,000,000	$4,000,000
Office furniture and fixtures	322,000	322,000
Computer equipment and software	1,313,000	1,301,000
Leasehold improvements	577,000	577,000
Construction in-progress	823,000	523,000
	7,035,000	6,723,000
Accumulated depreciation and amortization	(4,472,000)	(4,293,000)
Net Property and Equipment	$2,563,000	$2,430,000

Depreciation expense was approximately $219,000 and $194,000 in the three months ended March 31, 2017 and 2016, respectively.

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

On November 28, 2016, our Board of Directors amended the 2003 Incentive Stock Option Plan (the “2003 Plan”) and the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”) to permit equitable adjustments to outstanding awards in the event of an extraordinary cash dividend. On March 28, 2017, the Board of Directors approved the modification of all outstanding stock option awards to provide option holders with substantially equivalent economic value after the effect of the dividend. The modification resulted in the issuance of options to purchase up to 150,476 additional shares. Total stock-based compensation expense for the modifications was approximately $79,000 of which $78,000 was recorded during the three months ended March 31, 2017.

During the three months ended March 31, 2017 no other stock option awards were granted by the Company beyond the modification discussed above. During the three months ended March 31, 2016, the Company issued options to purchase an aggregate of 20,000 shares of common stock under its 2013 Omnibus Stock and Incentive Plan, as amended, with a weighted average exercise price of $2.90. The Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 2.5 years, expected volatility of 41%, dividend yield of 0% and risk-free interest rate of 1.00%.

During the three months ended March 31, 2017, the Company issued 8,424 restricted stock units under the 2013 Plan. The shares underlying the awards were assigned a value of $1.51per share, which was the closing price of our common stock on the date of grant, and are scheduled to vest over a weighted average of 1.5 years following the date of grant. No restricted stock units were issued during the three months ended March 31, 2016.

The Company estimated the fair value of stock-based awards granted during the three months ended March, 31, 2017, under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 years, expected volatility of 51%, dividend yield of 0% and risk-free interest rate of 0.89%.

Total stock-based compensation expense recorded for the three months ended March 31, 2017 and 2016, was $147,000 and $26,000, respectively.

During the three months ended March 31, 2017 and 2016, there were no options exercised.

Net Loss per Share. Basic net loss per share is computed by dividing net loss by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net loss per share gives effect to all diluted potential common shares outstanding during the period.

Due to the net loss incurred during the three months ended March 31, 2017 and March 31, 2016, all stock awards were anti-dilutive for both periods.

           Weighted average common shares outstanding for the three months ended March 31, 2017 and 2016 were as follows:

Three months ended March 31	2017	2016
Denominator for basic net loss per share - weighted average shares	11,661,000	11,624,000
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	—	—
Denominator for diluted net loss per share - weighted average shares	11,661,000	11,624,000

Dividends. On November 28, 2016, the Board declared a one-time special dividend of $0.70 per share to shareholders of record as of December 16, 2016 of $8,233,000, of which $8,163,000 was paid on January 6, 2017.

2.
Selling Arrangement. In 2011, the Company paid News America Marketing In-Store, LLC (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 in each of the three months ended March 31, 2017 and 2016 and is expected to be $400,000 per year over the next three years and $117,000 in the year ending December 31, 2021, is recorded within cost of services in the Company’s statements of operations and comprehensive income loss. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s condensed balance sheet.

3.
Income Taxes. For the three months ended March 31, 2017, the Company recorded income tax benefit of $544,000, or 31.4% of loss before taxes. For the three months ended March 31, 2016, the Company recorded income tax benefit of $232,000, or 41.9% of loss before taxes. The income tax benefit for the three months ended March 31, 2017 and 2016 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2017 and 2016 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss). If the Company incurs additional losses, the Company may need to establish a valuation allowance on the deferred tax assets that would result from those losses. Such valuation allowance would have the effect of no longer recording an income tax benefit on those losses.

As of March 31, 2017 and December 31, 2016, the Company had unrecognized tax benefits totaling $554,000, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $554,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2017.

4.
Concentrations. During the three months ended March 31, 2017, two customers accounted for 31% and 12%, respectively, of the Company’s total net sales. During the three months ended March 31, 2016, two customers accounted for 40% and 15% of the Company’s total net sales. At March 31, 2017 and December 31, 2016, one customer accounted for 30% and 37% of the Company’s total accounts receivable, respectively.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

5.
Share Repurchase. On October 30, 2015, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before October 30, 2017. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. During the three months ended March 31, 2017, there was no share repurchase activity. As of March 31, 2017, the approximate dollar value of shares that may yet be purchased by the Company under the plan was $4,676,000.

6.
Recently Issued Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”, which establishes a comprehensive new model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. We are in the process of assessing the impact that the updated accounting guidance will have on our financial statements, as well as the approach we will use to apply it.

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

In March 2016, the FASB issued ASU 2016-9, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the guidance in the first quarter of 2017. The adoption of the guidance did not have a material impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q and the "Risk Factors" described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our Current Reports on Form 8-K and our other SEC filings.

Company Overview

Insignia Systems, Inc. (referred to in this Quarterly Report on Form 10-Q as “Insignia,” “we,” “us,” “our” and the “Company”) is a developer and marketer of innovative in-store products, programs and services that help consumer packaged goods (“CPG”) manufacturers and retail partners drive sales at the point of purchase. The Company was incorporated in 1990. Since 1998, the Company has focused on managing a retail network, made up of approximately 22,000 store locations, for the primary purpose of providing turn-key at-shelf market access for CPG manufacturers’ marketing programs. Insignia provides participating retailers with benefits including incremental revenue, incremental sales opportunities, increased shopper engagement in-store, and custom creative development and other in-kind services.

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

The Company discontinued the sale of The Like MachineTM upon the expiration of its distribution agreement on March 31, 2017. The Company did not have significant sales of this offering. As part of its strategic plan, the Company has several new products in development and test market.

2017 Business Overview

Summary of Financial Results

For the quarter ended March 31, 2017, the Company generated revenues of $4,767,000, as compared with revenues of $6,078,000 for the quarter ended March 31, 2016. Net loss for the quarter ended March 31, 2017 was $1,191,000, as compared to $322,000 for the quarter ended March 31, 2016.

During the quarter ended March 31, 2017, cash and cash equivalents decreased $7,874,000 from $12,267,000 at December 31, 2016, to $4,393,000 at March 31, 2017. We had no debt as of March, 31, 2017.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations and Comprehensive Loss as a percentage of total net sales.

For the Three Months Ended March 31	2017	2016
Net sales	100.0%	100.0%
Cost of sales	86.8	67.6
Gross profit	13.2	32.4
Operating expenses:
Selling	18.7	18.3
Marketing	8.9	4.4
General and administrative	22.1	19.1
Total operating expenses	49.7	41.8
Operating loss	(36.5)	(9.4)
Other income	0.1	0.3
Loss before taxes	(36.4)	(9.1)
Income tax benefit	(11.4)	(3.8)
Net loss	(25.0)%	(5.3)%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net Sales. Net sales for the three months ended March 31, 2017 decreased 21.6% to $4,767,000 compared to $6,078,000 for the three months ended March 31, 2016.

Service revenues for the three months ended March 31, 2017 decreased 23.4% to $4,304,000 compared to $5,617,000 for the three months ended March 31, 2016. The decrease was primarily due to a 13.7% decrease in the number of signs placed, mostly due to two customers who experienced significant budget cuts early in their planning cycles and organizational restructuring, and a 10.5% decrease in average price per sign, which was the result of program and customer mix.

Product revenues for the three months ended March 31, 2017 increased 0.4% to $463,000 compared to $461,000 for the three months ended March 31, 2016.

Gross Profit. Gross profit for the three months ended March 31, 2017 decreased 68.0% to $629,000 compared to $1,967,000 for the three months ended March 31, 2016. Gross profit as a percentage of total net sales decreased to 13.2% for the three months ended March 31, 2017, compared to 32.4% for the three months ended March 31, 2016.

Service revenues: Gross profit from our service revenues for the three months ended March 31, 2017 decreased 73.6% to $485,000 compared to $1,834,000 for the three months ended March 31, 2016. The decrease was primarily due to a decrease in sales, as our gross profit is highly dependent on sales levels due to the relatively fixed nature of a portion of our payments to retailers, combined with a decreased average price per sign, and partially offset by decreased expense due to the discontinued sale of The Like Machine. The Company is currently undertaking actions to reduce the fixed portion of our payments to certain retailers. The Company incurred costs of approximately $100,000 associated with the implementation of its new IT operating infrastructure during each of the three months ended March 31, 2017 and 2016. The project is expected to be substantially completed during the third quarter of 2017, with estimated incremental expense of $300,000 in the remainder of 2017. Gross profit as a percentage of service revenues for the three months ended March 31, 2017 decreased to 11.3% compared to 32.7% for the three months ended March 31, 2016. The decrease was primarily due to the factors described above.

Product revenues: Gross profit from our product revenues for the three months ended March 31, 2017 increased 8.3% to $144,000 compared to $133,000 for the three months ended March 31, 2016. The increase was primarily due to decreased staffing and staffing-related costs. Gross profit as a percentage of product revenues was 31.1% for the three months ended March 31, 2017 compared to 28.9% for the three months ended March 31, 2016. The increase was primarily due to the factors described above.

Operating Expenses

Selling. Selling expenses for the three months ended March 31, 2017 decreased 19.9% to $888,000 compared to $1,108,000 for the three months ended March 31, 2016. The decrease was primarily due to lower variable compensation related to lower sales, fewer sales personnel and decreased staff related expenses.

Selling expenses as a percentage of total net sales increased to 18.7% for the three months ended March 31, 2017 compared to 18.3% for the three months ended March 31, 2016. The increase was primarily due to decreased sales, partially offset by lower variable compensation related to lower sales, fewer sales personnel and staff related expenses.

Marketing. Marketing expenses for the three months ended March 31, 2017 increased 57.8% to $426,000 compared to $270,000 for the three months ended March 31, 2016. Increased marketing expense was primarily due to increased staffing and staff related costs, partially due to the filling of previously open positions, partially offset by decreased consulting fees.

Marketing expenses as a percentage of total net sales increased to 8.9% for the three months ended March 31, 2017 compared to 4.4% for the three months ended March 31, 2016. The increase was primarily due to the factors described above, combined with decreased sales.

General and administrative. General and administrative expenses for the three months ended March 31, 2017 decreased 9.2% to $1,053,000 compared to $1,160,000 for the three months ended March 31, 2016. The decrease was primarily due to decreased legal fees, executive recruiting and onboarding costs, and other consulting fees, partially offset by increased employee compensation costs.

General and administrative expenses as a percentage of total net sales increased to 22.1% for the three months ended March 31, 2017 compared to 19.1% for the three months ended March 31, 2016. The increase was primarily due to decreased sales, partially offset by the factors described above.

Other Income. Other income for the three months ended March 31, 2017 was $3,000 compared to $17,000 for the three months ended March 31, 2016, the decrease was primarily due to lower average cash, cash equivalent, and available-for-sale investment balances due to the payment of the special dividend on January 6, 2017. Other income is comprised of interest earned on cash, cash equivalents, and previously for available-for-sale investment balances.

Income Taxes.  For the three months ended March 31, 2017, the Company recorded income tax benefit of $544,000, or 31.4% of loss before taxes. For the three months ended March 31, 2016, the Company recorded income tax benefit of $232,000, or 41.9% of loss before taxes. The income tax benefit for the three months ended March 31, 2017 and 2016 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2017 and 2016 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss). If the Company incurs additional losses, the Company may need to establish a valuation allowance on the deferred tax assets that would result from those losses. Such valuation allowance would have the effect of no longer recording an income tax benefit on those losses.

Net Loss. For the reasons stated above, net loss for the three months ended March 31, 2017 was $1,191,000, compared to $322,000 for the three months ending March 31, 2016.

Other Comprehensive Income. Other comprehensive income (loss) is composed of unrealized gains and losses, net of tax, from available-for-sale investments.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At March 31, 2017, working capital was $10,622,000 compared to $11,850,000 at December 31, 2016. During the three months ended March 31, 2017, cash and cash equivalents decreased $7,874,000 from $12,267,000 at December 31, 2016, to $4,393,000 at March 31, 2017. On November 28, 2016, the Board declared a one-time special dividend of $0.70 per share to shareholders of record as of December 16, 2016 of $8,233,000, of which $8,163,000 was paid on January 6, 2017.

Operating Activities: Net cash provided by operating activities during the three months ended March 31, 2017, was $574,000. Net loss of $1,191,000, plus non-cash adjustments of $377,000 and changes in operating assets and liabilities of $1,388,000 resulted in the $574,000 of cash provided by operating activities. The largest component of the change in operating assets and liabilities was accounts receivable which decreased $1,657,000, which will fluctuate based on normal business conditions. The non-cash adjustments consisted of depreciation and amortization expense, changes in allowance for doubtful accounts, deferred income tax benefits, and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities: Net cash used in investing activities during the three months ended March 31, 2017 was $285,000, which was related to the purchase of property and equipment, primarily for the IT operating infrastructure project.

Financing Activities: Net cash used in financing activities during the three months ended March 31, 2017 was $8,163,000, which related to the January 6, 2017 payment of the one-time special dividend of $0.70 per share declared by the Board on November 28, 2016.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2016, included in our Form 10-K filed with the Securities and Exchange Commission on March 7, 2017. We believe our most critical accounting policies and estimates include the following:

●
revenue recognition;
●
allowance for doubtful accounts;
●
impairment of long-lived assets;
●
income taxes; and
●
stock-based compensation.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q that are not statements of historical or current facts, are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “anticipates,” “believes,” “expects,” “seeks” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for at least the next twelve months; (ii) that we expect fluctuations in accounts receivable and payable, accrued liabilities, and deferred revenue; and (iii) plans to repurchase Company stock. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this statement was made. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (i) the risk that management may be unable to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (ii) the risk that the Company will not be able to develop and implement new product offerings, including mobile, digital or other new offerings, in a successful manner; (iii) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with retailers and consumer packaged goods manufacturers; (iv) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions, the effect of current sales trends on fiscal year 2017 results and the benefit of our relationship with News America; (v) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a consumer packaged goods manufacturer, retailer, or News America; (vi) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally; (vii) our ability to successfully implement our new IT operating infrastructure; and (viii) our ability to attract and retain highly qualified managerial, operational and sales personnel. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2016, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016. We believe there have been no material changes from the risk factors disclosed in that Form 10-K.

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

There was no share repurchase activity for the three months ended March 31, 2017. As of March 31, 2017, the approximate dollar value of shares that may yet be purchased under the plan was $4,676,049.

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

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Operations and Comprehensive Loss; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.
(Registrant)

Dated: May 4, 2017	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant)

Dated: May 4, 2017	/s/ Mark Cherrey
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

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Operations and Comprehensive Loss; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.
Filed Electronically