Form 10-Q
period 2017-06-30
INSIGNIA SYSTEMS INC/MN
filed 2017-08-04
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_______________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2017
or
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
Yes ☐ No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of August 3, 2017 was 11,834,615.

Insignia Systems, Inc.

i

PART I.               FINANCIAL INFORMATION
Item 1.                 Financial Statements

Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,200,000	$12,267,000
Accounts receivable, net	9,839,000	9,879,000
Inventories	345,000	325,000
Income tax receivable	424,000	775,000
Prepaid expenses and other	607,000	689,000
Total Current Assets	14,415,000	23,935,000

Other Assets:
Property and equipment, net	2,706,000	2,430,000
Other, net	1,631,000	1,863,000

Total Assets	$18,752,000	$28,228,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable:
Cash dividend declared ($0.70 per share)	$—	$8,233,000
Other	2,375,000	2,530,000
Accrued liabilities:
Compensation	766,000	762,000
Other	450,000	498,000
Deferred revenue	696,000	62,000
Total Current Liabilities	4,287,000	12,085,000

Long-Term Liabilities:
Deferred tax liabilities	—	205,000
Accrued income taxes	568,000	554,000
Deferred rent	247,000	275,000
Total Long-Term Liabilities	815,000	1,034,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued shares - 11,943,000 at June 30, 2017 and 11,866,000 at December 31, 2016
Outstanding shares - 11,746,000 at June 30, 2017 and 11,661,000 at December 31, 2016	117,000	117,000
Additional paid-in capital	15,258,000	14,992,000
Accumulated deficit	(1,725,000)	—
Total Shareholders' Equity	13,650,000	15,109,000

Total Liabilities and Shareholders' Equity	$18,752,000	$28,228,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Services revenues	$5,512,000	$6,163,000	$9,816,000	$11,780,000
Products revenues	337,000	454,000	800,000	915,000
Total Net Sales	5,849,000	6,617,000	10,616,000	12,695,000

Cost of services	4,105,000	4,199,000	7,924,000	7,982,000
Cost of goods sold	246,000	302,000	565,000	630,000
Total Cost of Sales	4,351,000	4,501,000	8,489,000	8,612,000
Gross Profit	1,498,000	2,116,000	2,127,000	4,083,000

Operating Expenses:
Selling	831,000	1,036,000	1,719,000	2,144,000
Marketing	427,000	257,000	853,000	527,000
General and administrative	814,000	1,110,000	1,867,000	2,270,000
Total Operating Expenses	2,072,000	2,403,000	4,439,000	4,941,000
Operating Loss	(574,000)	(287,000)	(2,312,000)	(858,000)

Other income	2,000	15,000	5,000	32,000
Loss Before Taxes	(572,000)	(272,000)	(2,307,000)	(826,000)

Income tax benefit	(38,000)	(185,000)	(582,000)	(417,000)
Net Loss	$(534,000)	$(87,000)	$(1,725,000)	$(409,000)

Other comprehensive loss, net of tax:
Unrealized gain on available for sale securities	—	2,000	—	11,000
Comprehensive Loss	$(534,000)	$(85,000)	$(1,725,000)	$(398,000)

Net loss per share:
Basic	$(0.05)	$(0.01)	$(0.15)	$(0.04)
Diluted	$(0.05)	$(0.01)	$(0.15)	$(0.04)

Shares used in calculation of net loss per share:
Basic	11,674,000	11,612,000	11,667,000	11,618,000
Diluted	11,674,000	11,612,000	11,667,000	11,618,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30	2017	2016
Operating Activities:
Net loss	$(1,725,000)	$(409,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	665,000	785,000
Changes in allowance for doubtful accounts	26,000	19,000
Deferred income tax expense	(205,000)	—
Stock-based compensation expense	274,000	108,000
Changes in operating assets and liabilities:
Accounts receivable	14,000	1,589,000
Inventories	(20,000)	(179,000)
Income tax receivable	351,000	(464,000)
Prepaid expenses and other	82,000	(36,000)
Accounts payable	(276,000)	(973,000)
Accrued liabilities	(72,000)	(947,000)
Income tax payable	14,000	(184,000)
Deferred revenue	634,000	232,000
Net cash used in operating activities	(238,000)	(459,000)

Investing Activities:
Purchases of property and equipment	(644,000)	(393,000)
Proceeds from sale or maturity of investments	—	3,288,000
Net cash provided by (used in) investing activities	(644,000)	2,895,000

Financing Activities:
Cash dividends paid ($0.70 per share)	(8,177,000)	—
Proceeds from issuance of common stock, net	(8,000)	60,000
Repurchase of common stock, net	—	(247,000)
Net cash used in financing activities	(8,185,000)	(187,000)

Increase (decrease) in cash and cash equivalents	(9,067,000)	2,249,000

Cash and cash equivalents at beginning of period	12,267,000	8,523,000
Cash and cash equivalents at end of period	$3,200,000	$10,772,000

Supplemental disclosures for cash flow information:
Cash paid during the period for income taxes	$2,000	$238,000

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$65,000	$—

See accompanying notes to financial statements.

Insignia Systems, Inc.
Notes To Financial Statements
(Unaudited)

1.
Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company operates in a single reportable segment. The Company’s primary products include the Insignia Point-of-Purchase Services (POPS®) in-store marketing program, thermal sign card supplies for the Company’s Impulse Retail System, and laser printable cardstock and label supplies.

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2017, its results of operations for the three and six months ended June 30, 2017 and 2016, and its cash flows for the six months ended June 30, 2017 and 2016. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
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

The Summary of Significant Accounting Policies in the Company’s 2016 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of sign cards and roll stock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consisted of the following as of the dates indicated:

	June 30,	December 31,
	2017	2016
Raw materials	$79,000	$123,000
Work-in-process	24,000	27,000
Finished goods	242,000	175,000
	$345,000	$325,000

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	June 30,	December 31,
	2017	2016
Property and Equipment:
Production tooling, machinery and equipment	$4,000,000	$4,000,000
Office furniture and fixtures	322,000	322,000
Computer equipment and software	1,316,000	1,301,000
Leasehold improvements	577,000	577,000
Construction in-progress	1,177,000	523,000
	7,392,000	6,723,000
Accumulated depreciation and amortization	(4,686,000)	(4,293,000)
Net Property and Equipment	$2,706,000	$2,430,000

Depreciation expense was approximately $214,000 and $433,000 in the three and six months ended June 30, 2017, respectively, and $196,000 and $390,000 in the three and six months ended June 30, 2016, respectively.

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

In November 2016, our Board of Directors amended the 2003 Incentive Stock Option Plan (the “2003 Plan”) and the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”) to permit equitable adjustments to outstanding awards in the event of a special dividend. In March 2017, the Board of Directors approved the modification of all outstanding stock option awards to provide option holders with substantially equivalent economic value after the effect of the dividend. The modification resulted in the issuance of options to purchase up to 150,476 additional shares. Total stock-based compensation expense for the modifications was approximately $79,000, of which $78,000 was recorded during the six months ended June 30, 2017.

During the six months ended June 30, 2017, no other stock option awards were granted by the Company beyond the modification discussed above. During the six months ended June 30, 2016, the Company issued options to purchase an aggregate of 20,000 shares of common stock under its 2013 Omnibus Stock and Incentive Plan, as amended, with a weighted average exercise price of $2.90. The Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 2.5 years, expected volatility of 41%, dividend yield of 0% and risk-free interest rate of 1.00%.

During the six months ended June 30, 2017, the Company issued 8,424 restricted stock units under the 2013 Plan. The shares underlying the awards were assigned a value of $1.51 per share, which was the closing price of our common stock on the date of grant, and are scheduled to vest over a weighted average of 1.5 years following the date of grant. During the six months ended June 30, 2016, the Company issued 100,000 shares of restricted stock under the 2013 Plan. The shares underlying the awards were assigned a value of $2.33 per share, based on the stock price on the date of the grant, and are scheduled to vest over five years.

The Company estimated the fair value of stock-based awards granted during the six months ended June 30, 2017, under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 years, expected volatility of 51%, dividend yield of 0% and risk-free interest rate of 0.89%.

During June 2017, non-employee members of the Board of Directors received grants totaling 72,115 fully vested shares of common stock pursuant to the 2013 Plan. The shares were assigned a value of $1.04 per share, based on the closing price on the grant date, for a total value of $75,000, which is included in stock-based compensation expense for the six months ended June 30, 2017. During May and June 2016, members of the Board of Directors received grants totaling 54,036 fully vested shares of common stock pursuant to the 2013 Plan. The shares were assigned a weighted average value of $2.19 per share, based on the stock prices on the applicable grant dates, for a total value of $119,000, of which $109,000 is included in stock-based compensation expense for the six months ended June 30, 2016 and $10,000 was accrued for and expensed in 2015.

Total stock-based compensation expense recorded for the three and six months ended June 30, 2017 was $127,000 and $274,000, respectively, and for the three and six months ended June 30, 2016 was $82,000 and $108,000, respectively.

During the three and six months ended June 30, 2017, there were no options exercised. During each of the three and six months ended June 30, 2016, there were approximately 61,000 shares issued pursuant to stock option exercises, for which the Company received proceeds of $16,000. A portion of the stock option exercises in the three and six months ended June 30, 2016 were completed on a cashless basis.

Net Loss per Share. Basic net loss per share is computed by dividing net loss by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net loss per share gives effect to all diluted potential common shares outstanding during the period.

Due to the net loss incurred during the three and six months ended June 30, 2017 and 2016, all stock awards were anti-dilutive for both periods.

Weighted average common shares outstanding for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Denominator for basic net loss per share - weighted average shares	11,674,000	11,612,000	11,667,000	11,618,000
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—	—
Denominator for diluted net loss per share - weighted average shares	11,674,000	11,612,000	11,667,000	11,618,000

Dividends. On November 28, 2016, the Board declared a one-time special dividend of $0.70 per share to shareholders of record as of December 16, 2016 of $8,233,000, of which $8,163,000 was paid on January 6, 2017, and an additional $14,000 was paid on May 15, 2017.

2.
Selling Arrangement. In 2011, the Company paid News America Marketing In-Store, LLC (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 and $200,000 in both of the three and six months ended June 30, 2017 and 2016, respectfully, and is expected to be $400,000 per year over the next three years and $117,000 in the year ending December 31, 2021, is recorded within cost of services in the Company’s statements of operations and comprehensive loss. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s condensed balance sheet.

3.
Income Taxes. For the three and six months ended June 30, 2017, the Company recorded an income tax benefit of $38,000 and $582,000, or 6.6% and 25.2% of loss before taxes, respectively. For the three and six months ended June 30, 2016, the Company recorded income tax benefit of $185,000 and $417,000, or 68.0% and 50.5% of loss before taxes, respectively. The income tax benefit for the three and six months ended June 30, 2017 and 2016 is comprised of federal and state taxes. The primary differences between the Company’s June 30, 2017 and 2016 effective tax rates and the statutory federal rate are expenses related to stock-based compensation, nondeductible meals and entertainment and for the three and six months ended June 30, 2017, a valuation allowance was recognized of $192,000 as it was determined that it is more likely than not that the Company will not realize the full amount of its net deferred tax assets. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustment to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria.

As a result of significant losses in 2016 and through June 2017, as well as the current market conditions and their impact on the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of its assets have become unfavorable. As of June 30, 2017, the Company had net deferred tax assets of approximately $192,000 which is comprised of temporary differences, including Federal and state net operating losses to be carried forward. Management has considered the positive and negative evidence for the potential utilization of the net deferred tax assets and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. Accordingly, the Company has recorded a valuation allowance of $192,000 against these deferred tax assets as of June 30, 2017.

As of June 30, 2017 and December 31, 2016, the Company had unrecognized tax benefits totaling $568,000 and $554,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $568,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2017.

4.
Concentrations. During the six months ended June 30, 2017, two customers accounted for 25% and 9%, respectively, of the Company’s total net sales. During the six months ended June 30, 2016, two customers accounted for 36% and 10% respectively, of the Company’s total net sales. At June 30, 2017 and December 31, 2016, two customers accounted for 44% and 45% of the Company’s total accounts receivable, respectively.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

5.
Share Repurchases. On October 30, 2015, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before October 30, 2017. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. During the three and six months ended June 30, 2017, there was no share repurchase activity. As of June 30, 2017, the approximate dollar value of shares that may yet be purchased by the Company under the plan was $4,676,000.

6.
Recently Issued Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (ASC) Section 606, “Revenue from Contracts with Customers”, which establishes a comprehensive new model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has performed a review of the requirements of the new guidance and has identified which of its revenue streams will be within the scope of ASC 606. The Company is working through an adoption plan which includes a review of customer contracts, applying the five-step model of the new standard to the customer contracts and comparing the results to our current accounting. As part of this, we are assessing changes that might be necessary to information technology systems, processes, and internal controls to capture new data and address changes in financial reporting. As part of this, we are expecting to utilize the modified retrospective transition method of adoption. Effective January 1, 2018, the Company will be revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of ASC 606, which include disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgements and assets recognized from the costs to obtain or fulfill a contract. Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption on its financial statements.

In February 2016, the FASB issued ASU 2016-2, Leases, under which lessees will recognize most leases on the balance sheet. This will generally increase reported assets and liabilities. For public entities, this ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-2 mandates a modified retrospective transition method for all entities. The Company is in the process of determining the impact that the updated accounting guidance will have on our financial statements.

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

Company Overview

Insignia Systems, Inc. “Insignia,” “we,” “us,” “our” or the “Company”) is a developer and marketer of innovative in-store products, programs and services that help consumer packaged goods (“CPG”) manufacturers and retail partners drive sales at the point of purchase. The Company was incorporated in 1990. Since 1998, the Company has focused on managing a retail network, made up of approximately 22,000 store locations, for the primary purpose of providing turn-key at-shelf market access for CPG manufacturers’ marketing programs. Insignia provides participating retailers with benefits including incremental revenue, incremental sales opportunities, increased shopper engagement in-store, and custom creative development and other in-kind services.

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

The Company discontinued the sale of The Like MachineTM upon the expiration of its distribution agreement on March 31, 2017. The Company did not have significant sales of this offering. As part of its strategic plan, the Company has several new products in development and test markets.

2017 Business Overview

Summary of Financial Results

For the quarter ended June 30, 2017, the Company generated revenues of $5,849,000, as compared with revenues of $6,617,000 for the quarter ended June 30, 2016. For the six months ended June 30, 2017, the Company generated net sales of $10,616,000, as compared with net sales of $12,695,000 in the six months ended June 30, 2016. Net loss for the quarter ended June 30, 2017 was $534,000, as compared to $87,000 for the quarter ended June 30, 2016. Net loss for the six months ended June 30, 2017 was $1,725,000, as compared to $409,000 for the six months ended June 30, 2016. The net loss for the three-month and the six-month periods ended June 30, 2017 are inclusive of a $192,000 tax valuation allowance.

During the six months ended June 30, 2017, cash and cash equivalents decreased $9,067,000 from $12,267,000 at December 31, 2016, to $3,200,000 at June 30, 2017. The special dividend paid/distributed on January 6, 2017 used cash of $8,177,000. The Company had no debt as of June 30, 2017. The remaining uses of cash are further explained in the Liquidity and Capital Resources section below.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations and Comprehensive Loss as a percentage of total net sales.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.4	68.0	80.0	67.8
Gross profit	25.6	32.0	20.0	32.2
Operating expenses:
Selling	14.2	15.6	16.2	16.9
Marketing	7.3	3.9	8.0	4.2
General and administrative	13.9	16.8	17.6	17.9
Total operating expenses	35.4	36.3	41.8	39.0
Operating loss	(9.8)	(4.3)	(21.8)	(6.8)
Other income	0.0	0.2	0.0	0.3
Loss before taxes	(9.8)	(4.1)	(21.8)	(6.5)
Income tax benefit	(0.6)	(2.8)	(5.5)	(3.3)
Net loss	(9.2) %	(1.3)%	(16.3)%	(3.2)%

Three Months and Six Months Ended June 30, 2017 Compared to Three Months and Six Months Ended June 30, 2016

Net Sales. Net sales for the three months ended June 30, 2017 decreased 11.6% to $5,849,000 compared to $6,617,000 for the three months ended June 30, 2016. Net sales for the six months ended June 30, 2017 decreased 16.4% to $10,616,000, compared to $12,695,000 for the six months ended June 30, 2016.

Service revenues for the three months ended June 30, 2017 decreased 10.6% to $5,512,000 compared to $6,163,000 for the three months ended June 30, 2016. The decrease was primarily due to a 7.6% decrease in the number of signs placed, partially due to programming shifts from second quarter to third quarter to support CPG new item launches, and a 4.5% decrease in average price per sign, which was the result of program and customer mix. Service revenues for the six months ended June 30, 2017 decreased 16.7% to 9,816,000 compared to $11,780,000 for the six months ended June 30, 2016. This decrease was primarily due to a 10.5% decrease in the number of signs placed, the decrease was primarily due to the factors described above in addition to the first quarter impact from two customers who experienced significant budget cuts early in their planning cycles and organizational structuring, and a 7.3% decrease in average price per sign, which was a result of program and customer mix.

Product revenues for the three months ended June 30, 2017 decreased 25.8% to $337,000 compared to $454,000 for the three months ended June 30, 2016. Product revenues for the six months ended June 30, 2017 decreased 12.6% to $800,000 compared to $915,000 for the six months ended June 30, 2016. The decreases in both periods were primarily due to lower sales of sign card supplies due to lower customer demand.

Gross Profit. Gross profit for the three months ended June 30, 2017 decreased 29.2% to $1,498,000, or 25.6% as a percentage of net sales, compared to $2,116,000, or 32.0% as a percentage of net sales, for the three months ended June 30, 2016. Gross profit for the six months ended June 30, 2017 decreased 47.9% to $2,127,000, or 20.0% as a percentage of net sales, compared to $4,083,000, or 32.2% as a percentage of net sales, for the six months ended June 30, 2016.

Service revenues: Gross profit from our service revenues for the three months ended June 30, 2017 decreased 28.4% to $1,407,000 compared to $1,964,000 for the three months ended June 30, 2016. The decrease was primarily due to a decrease in sales, as our gross profit is highly dependent on sales levels due to the relatively fixed nature of a portion of our payments to retailers, combined with a decreased average price per sign, and partially offset by decreased expense due to the discontinued sale of The Like Machine. The Company is currently undertaking actions to reduce the fixed portion of the cost to place signs in our retailers. For the three months ended June 30, 2017, the Company incurred costs of approximately $50,000 associated with the development of its new IT operating infrastructure compared to approximately $80,000 for the three months ended June 30, 2016. For the six months ended June 30, 2017, the Company incurred costs of approximately $150,000 associated with the development of its new IT operating infrastructure compared to approximately $175,000 for the six months ended June 30, 2016. The project is expected to be substantially completed during the fourth quarter of 2017, with estimated incremental expense of $150,000 in the remainder of 2017. Gross profit from our service revenues for the six months ended June 30, 2017 decreased 50.2% to $1,892,000 compared to $3,798,000 for the six months ended June 30, 2016. The decrease was primarily due to the factors described above.

Gross profit as a percentage of service revenues for the three months ended June 30, 2017 decreased to 25.5% compared to 31.9% for the three months ended June 30, 2016. The decrease was primarily due to the factors described above. Gross profit as a percentage of service revenues for the six months ended June 30, 2017 decreased to 19.3% compared to 32.2% for the six months ended June 30, 2016. The decrease was primarily due to the factors described above.

Product revenues: Gross profit from our product revenues for the three months ended June 30, 2017 decreased 40.1% to $91,000 compared to $152,000 for the three months ended June 30, 2016. The decrease was primarily due to a decrease in sales, partially offset by decreased facilities, production, and tooling costs. Gross profit from our product revenues for the six months ended June 30, 2017 decreased 17.5% to $235,000 compared to $285,000 for the six months ended June 30, 2016. The decrease was primarily due to a decrease in sales, partially offset by decreased facilities, production, and tooling costs.

Gross profit as a percentage of product revenues was 27.0% for the three months ended June 30, 2017 compared to 33.5% for the three months ended June 30, 2016. The decrease was primarily due to the factors described above. Gross profit as a percentage of product revenues was 29.4% for the six months ended June 30, 2017 compared to 31.1% for the six months ended June 30, 2016. The decrease was primarily due to the factors described above.

Operating Expenses

Selling. Selling expenses for the three months ended June 30, 2017 decreased 19.8% to $831,000 compared to $1,036,000 for the three months ended June 30, 2016. The decrease was primarily due to lower variable compensation related to lower sales, fewer sales personnel and decreased staff related expenses. Selling expenses for the six months ended June 30, 2017 decreased 19.8% to $1,719,000 compared to $2,144,000 for the six months ended June 30, 2016. The decrease was primarily due to lower variable compensation related to lower sales, fewer sales personnel and decreased staff related expenses.

Selling expenses as a percentage of net sales decreased to 14.2% for the three months ended June 30, 2017 compared to 15.6% for the three months ended June 30, 2016. The decrease was primarily due to the factors described above, partially offset by decreased sales. Selling expenses as a percentage of net sales decreased to 16.2% for the six months ended June 30, 2017 compared to 16.9% for the six months ended June 30, 2016. The decrease was primarily due to the factors described above.

Marketing. Marketing expense for the three months ended June 30, 2017 increased 66.1% to $427,000 compared to $257,000 for the three months ended June 30, 2016. Increased marketing expenses were primarily due to increased staffing and staff related costs, partially due to the filling of previously open positions. Marketing expense for the six months ended June 30, 2017 increased 61.9% to $853,000 compared to $527,000 for the six months ended June 30, 2016. The increase was primarily due to the factors described above.

Marketing expense as a percentage of net sales increased to 7.3% for the three months ended June 30, 2017 compared to 3.9% for the three months ended June 30, 2016. The increase was primarily due to the factors described above, combined with decreased sales. Marketing expense as a percentage of net sales increased to 8.0% for the six months ended June 30, 2017 compared to 4.2% for the six months ended June 30, 2016. The increase was primarily due to the factors described above, combined with decreased sales.

General and administrative. General and administrative expenses for the three months ended June 30, 2017 decreased 26.7% to $814,000 compared to $1,110,000 for the three months ended June 30, 2016. The decrease was primarily due to decreased legal fees, and other consulting fees. General and administrative expenses for the six months ended June 30, 2017 decreased 17.8% to $1,867,000 compared to $2,270,000 for the six months ended June 30, 2016. The decrease was primarily due to the factors described above, as well as, decreases in executive recruiting and onboarding costs, partially offset by increased employee compensation costs.

General and administrative expenses as a percentage of net sales decreased to 13.9% for the three months ended June 30, 2017 compared to 16.8% for the three months ended June 30, 2016. The decrease was primarily due to the factors described above, partially offset by decreased sales. General and administrative expenses as a percentage of net sales decreased to 17.6% for the six months ended June 30, 2017 compared to 17.9% for the six months ended June 30, 2016. The decrease was primarily due to the factors described above, partially offset by decreased sales.

Other Income. Other income for the three months ended June 30, 2017 was $2,000 compared to $15,000 for the three months ended June 30, 2016. Other income for the six months ended June 30, 2017 was $5,000 compared to $32,000 for the six months ended June 30, 2016. The decrease was primarily due to lower average cash, cash equivalent, and available-for-sale investment balances due to the payment of the special dividend on January 6, 2017. Other income is comprised of interest earned on cash, cash equivalents, and previously for available-for-sale investment balances.

Income Taxes.  For the three and six months ended June 30, 2017, the Company recorded income tax benefit of $38,000 and $582,000, or 6.6% and 25.2% of loss before taxes, respectively. For the three and six months ended June 30, 2016, the Company recorded income tax benefit of $185,000 and $417,000, or 68.0% and 50.5% of loss before taxes, respectively. The income tax benefit for the three and six months ended June 30, 2017 and 2016 is comprised of federal and state taxes. The primary differences between the Company’s June 30, 2017 and 2016 effective tax rates and the statutory federal rate are expenses related to stock-based compensation, nondeductible meals and entertainment and for the three and six months ended June 30, 2017, a valuation allowance was recognized of $192,000 as it was determined that it is more likely than not that the Company will not realize the full amount of its net deferred tax assets. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustment to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria.

As a result of significant losses in 2016 and through June 2017, as well as the current market conditions and their impact on the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of its assets have become unfavorable. As of June 30, 2017, the Company had net deferred tax assets of approximately $192,000 which is comprised of temporary differences, including Federal and state net operating losses to be carried forward. Management has considered the positive and negative evidence for the potential utilization of the net deferred tax assets and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. Accordingly, the Company has recorded a valuation allowance of $192,000 against these deferred tax assets as of June 30, 2017.

Net Loss. For the reasons stated above, net loss for the three and six months ended June 30, 2017 was $534,000 and $1,725,000, respectively, compared to $87,000 and $409,000, respectively, for the three and six months ended June 30, 2016.

Other Comprehensive Income. Other comprehensive loss is composed of unrealized gains, net of tax, from available-for-sale investments.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At June 30, 2017, working capital was $10,128,000 compared to $11,850,000 at December 31, 2016. During the six months ended June 30, 2017, cash and cash equivalents decreased $9,067,000 from $12,267,000 at December 31, 2016, to $3,200,000 at June 30, 2017. On November 28, 2016, the Board declared a one-time special dividend of $0.70 per share to shareholders of record as of December 16, 2016, of $8,233,000, of which $8,163,000 was paid on January 6, 2017, and an additional $14,000 was paid on May 15, 2017.

Operating Activities: Net cash used in operating activities during the six months ended June 30, 2017, was $238,000. Net loss of $1,725,000, plus non-cash adjustments of $760,000 and changes in operating assets and liabilities of $727,000 resulted in the $238,000 of cash used in operating activities. The largest component of the change in operating assets and liabilities was deferred revenue which increased $634,000, which will fluctuate based on normal business conditions. The non-cash adjustments consisted of depreciation and amortization expense, changes in allowance for doubtful accounts, deferred income tax benefits, and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities: Net cash used in investing activities during the six months ended June 30, 2017 was $644,000, which was related to the purchase of property and equipment. These expenditures related primarily to the IT operating infrastructure project, and were for hardware, purchased software and capitalization of costs for internally developed software. Additional capital costs for this project are expected to be approximately $300,000 for the last six months of 2017.

Financing Activities: Net cash used in financing activities during the six months ended June 30, 2017 was $8,185,000, which mainly related to the January 6, 2017 payment of the one-time special dividend of $0.70 per share declared by the Board on November 28, 2016.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2016, included in our Form 10-K filed with the Securities and Exchange Commission on March 7, 2017. The Company believes our most critical accounting policies and estimates include the following:

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On October 30, 2015, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before October 30, 2017. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. As of June 30, 2017, the approximate dollar value of shares that may yet be purchased under the plan was $4,676,049.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1–30, 2017	–	–	–	$4,676,049
May 1–31, 2017	6,554(a)	$1.05	–	$4,676,049
June 1–30, 2017	–	–	–	$4,676,049
Total	6,554	$1.05	–	$4,676,049

(a)
Represents shares surrendered to the Company to satisfy minimum statutory federal, state, and local tax withholding obligations arising from the vesting of a restricted stock award. The shares were forfeit pursuant to the participant’s instructions in accordance with the terms of the applicable award agreement and the 2013 Plan and are not part of any publicly announced stock repurchase program.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

None.

Item 6.         Exhibits

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-13471.

Exhibit Number	Description

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008 (incorporated by reference to Exhibit 3.1 to annual report on Form 10-K for the year ended December 31, 2015)

3.2	Composite Bylaws of Registrant, as amended through December 5, 2015 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2015)

10.1*	Employment Agreement with Jeff Jagerson, dated June 30, 2017 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed June 30, 2017)
10.2*	Change in Control Agreement with Jeff Jagerson, dated June 30, 2017 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed June 30, 2017)
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial and Accounting Officer

32	Section 1350 Certification

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Operations and Comprehensive Loss; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

*Management compensatory contract or arrangement required to be included as an exhibit to this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.

Dated: August 4, 2017	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant)

Dated: August 4, 2017	/s/ Jeffrey A. Jagerson
Jeffrey A. Jagerson
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008	Incorporated by Reference

3.2	Composite Bylaws of Registrant, as amended through December 5, 2015	Incorporated by Reference
10.1	Employment Agreement with Jeff Jagerson, dated June 30, 2017 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed June 30, 2017)	Incorporated by Reference
10.2	Change in Control Agreement with Jeff Jagerson, dated June 30, 2017 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed June 30, 2017)	Incorporated by Reference

31.1	Certification of Principal Executive Officer	Filed Electronically

31.2	Certification of Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Operations and Comprehensive Loss; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.
Filed Electronically