Form 10-Q/A
period 2017-06-30
INSIGNIA SYSTEMS INC/MN
filed 2017-08-14
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_______________________________

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 with the Securities and Exchange Commission (“SEC”) on August 4, 2017 (the “Original Filing”). We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) for the sole purpose of including a corrected Exhibit 32 certification in order to correct an inadvertent reference to a prior quarterly period.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and guidance provided by the staff of the SEC, this amendment contains the complete text of the Original Filing. We have not modified or updated other disclosures presented in the Original Filing. This Amendment does not amend, update or change the financial statements or any other disclosures in the Original Filing and does not reflect events occurring after the filing of the Original Filing. This Amendment should be read in conjunction with our other filings with the SEC subsequent to the filing of the Original Filing.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.

Dated: August 14, 2017	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant)

Dated: August 14, 2017	/s/ Jeffrey A. Jagerson
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