Form 10-Q
period 2017-09-30
INSIGNIA SYSTEMS INC/MN
filed 2017-11-06
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_______________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2017
or
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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Number of shares outstanding of Common Stock, $.01 par value, as of October 31, 2017 was 11,914,676.

Insignia Systems, Inc.

i

PART I.                        FINANCIAL INFORMATION
Item 1.                          Financial Statements

Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	September 30,
	2017	December 31,
	(Unaudited)	2016
ASSETS
Current Assets:
Cash and cash equivalents	$3,375,000	$12,267,000
Accounts receivable, net	11,903,000	9,879,000
Inventories	326,000	325,000
Income tax receivable	420,000	775,000
Prepaid expenses and other	497,000	689,000
Total Current Assets	16,521,000	23,935,000

Other Assets:
Property and equipment, net	2,713,000	2,430,000
Other, net	1,516,000	1,863,000

Total Assets	$20,750,000	$28,228,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable:
Cash dividend declared ($0.70 per share)	$—	$8,233,000
Other	3,478,000	2,530,000
Accrued liabilities:
Compensation	1,058,000	762,000
Other	621,000	498,000
Deferred revenue	648,000	62,000
Total Current Liabilities	$5,805,000	$12,085,000

Long-Term Liabilities:
Deferred tax liabilities	—	205,000
Accrued income taxes	574,000	554,000
Deferred rent	233,000	275,000
Total Long-Term Liabilities	$807,000	$1,034,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 11,903,946 at September 30, 2017 and 11,760,817,000 at December 31, 2016	118,000	117,000
Additional paid-in capital	15,294,000	14,992,000
Accumulated deficit	(1,274,000)	—
Total Shareholders' Equity	14,138,000	15,109,000

Total Liabilities and Shareholders' Equity	$20,750,000	$28,228,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Services revenues	$7,353,000	$6,050,000	$17,169,000	$17,830,000
Products revenues	370,000	419,000	1,170,000	1,334,000
Total Net Sales	7,723,000	6,469,000	18,339,000	19,164,000

Cost of services	4,700,000	4,171,000	12,624,000	12,153,000
Cost of goods sold	280,000	298,000	845,000	928,000
Total Cost of Sales	4,980,000	4,469,000	13,469,000	13,081,000
Gross Profit	2,743,000	2,000,000	4,870,000	6,083,000

Operating Expenses:
Selling	879,000	917,000	2,598,000	3,061,000
Marketing	409,000	242,000	1,262,000	769,000
General and administrative	1,004,000	879,000	2,871,000	3,149,000
Total Operating Expenses	2,292,000	2,038,000	6,731,000	6,979,000
Operating Income (Loss)	451,000	(38,000)	(1,861,000)	(896,000)

Other income	2,000	12,000	7,000	44,000
Income (Loss) Before Income Taxes	453,000	(26,000)	(1,854,000)	(852,000)

Income tax expense (benefit)	2,000	141,000	(580,000)	(276,000)
Net Income (Loss)	$451,000	$(167,000)	$(1,274,000)	$(576,000)

Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	—	—	—	11,000
Comprehensive Income (Loss)	$451,000	$(167,000)	$(1,274,000)	$(565,000)

Net income (loss) per share:
Basic	$0.04	$(0.01)	$(0.10)	$(0.05)
Diluted	$0.04	$(0.01)	$(0.10)	$(0.05)

Shares used in calculation of net income (loss) per share:
Basic	11,758,000	11,642,000	11,698,000	11,626,000
Diluted	11,777,000	11,642,000	11,698,000	11,626,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2017	2016
Operating Activities:
Net loss	$(1,274,000)	$(576,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,001,000	1,101,000
Changes in allowance for doubtful accounts	16,000	41,000
Deferred income tax expense	(205,000)	—
Stock-based compensation expense	317,000	150,000
Gain on sale of property and equipment	—	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,040,000)	338,000
Inventories	(1,000)	(184,000)
Income tax receivable	355,000	(324,000)
Prepaid expenses and other	192,000	(266,000)
Accounts payable	777,000	(1,271,000)
Accrued liabilities	377,000	(1,098,000)
Income tax payable	20,000	(184,000)
Deferred revenue	586,000	(128,000)
Net cash provided by (used in) operating activities	121,000	(2,406,000)

Investing Activities:
Purchases of property and equipment	(822,000)	(524,000)
Proceeds from sale or maturity of investments	—	6,071,000
Proceeds received from sale of property and equipment	—	5,000
Net cash provided by (used in) investing activities	(822,000)	5,552,000

Financing Activities:
Cash dividends paid ($0.70 per share)	(8,177,000)	—
Proceeds from issuance of common stock, net	—	44,000
Repurchase of common stock upon vesting of restricted stock awards	(14,000)	—
Repurchase of common stock, net	—	(301,000)
Net cash used in financing activities	(8,191,000)	(257,000)

Increase (decrease) in cash and cash equivalents	(8,892,000)	2,889,000

Cash and cash equivalents at beginning of period	12,267,000	8,523,000
Cash and cash equivalents at end of period	$3,375,000	$11,412,000

Supplemental disclosures for cash flow information:
Cash paid during the period for income taxes	$2,000	$238,000

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$115,000	$—

See accompanying notes to financial statements.

Insignia Systems, Inc.
Notes To Financial Statements
(Unaudited)

1.        Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company operates in a single reportable segment. The Company’s primary products include the Insignia Point-of-Purchase Services (POPS®) in-store marketing program, freshADSsm, thermal sign card supplies for the Company’s Impulse Retail System, and laser printable cardstock and label supplies.

Basis of Presentation. Financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2017, its results of operations for the three and nine months ended September 30, 2017 and 2016, and its cash flows for the nine months ended September 30, 2017 and 2016. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Summary of Significant Accounting Policies in the Company’s 2016 Annual Report on Form 10-K describes the Company’s accounting policies.

Inventories. Inventories are primarily comprised of sign cards and roll stock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consisted of the following as of the dates indicated:

	September 30,	December 31,
	2017	2016
Raw materials	$110,000	$123,000
Work-in-process	18,000	27,000
Finished goods	198,000	175,000
	$326,000	$325,000

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	September 30,	December 31,
	2017	2016
Property and Equipment:
Production tooling, machinery and equipment	$4,001,000	$4,000,000
Office furniture and fixtures	322,000	322,000
Computer equipment and software	2,671,000	1,301,000
Leasehold improvements	577,000	577,000
Construction in-progress	49,000	523,000
	7,620,000	6,723,000
Accumulated depreciation and amortization	(4,907,000)	(4,293,000)
Net Property and Equipment	$2,713,000	$2,430,000

Depreciation expense was approximately $220,000 and $653,000 in the three and nine months ended September 30, 2017, respectively, and $187,000 and $577,000 in the three and nine months ended September 30, 2016, respectively.

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

In November 2016, our Board of Directors amended the 2003 Incentive Stock Option Plan (the “2003 Plan”) and the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”) to permit equitable adjustments to outstanding awards in the event of a special dividend. In March 2017, the Board of Directors approved the modification of all outstanding stock option awards to provide option holders with substantially equivalent economic value after the effect of the dividend. The modification resulted in the issuance of options to purchase up to 150,476 additional shares. Total stock-based compensation expense for the modifications was approximately $79,000, which was recorded during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, no other stock option awards were granted by the Company beyond the modification discussed above. During the nine months ended September 30, 2016, the Company issued options to purchase an aggregate of 20,000 shares of common stock under its 2013 Omnibus Stock and Incentive Plan, as amended, with a weighted average exercise price of $2.90.

During the nine months ended September 30, 2017, the Company issued 60,000 shares of restricted stock under the 2013 Plan. The shares underlying the award were assigned a value of $1.09 per share, which was the closing price of our common stock on the date of grant, and is scheduled to vest over the two years following the date of grant. During the nine months ended September 30, 2016, the Company issued 100,000 shares of restricted stock under the 2013 Plan. The shares underlying the award were assigned a value of $2.33 per share, which was the closing price of our common stock on the date of grant, and is scheduled to vest over the five years following the date of grant.

During the nine months ended September 30, 2017 and 2016, the Company issued 143,424 and 43,625 restricted stock units, respectively, under the 2013 Plan. The shares underlying the awards made in 2017 and 2016 were assigned weighted average values of $1.13 and $2.14 per share, respectively, based on the closing price of our common stock on the applicable dates of grant, and are scheduled to vest over two years.

During June 2017, non-employee members of the Board of Directors received grants totaling 72,115 fully vested shares of common stock pursuant to the 2013 Plan. The shares were assigned a value of $1.04 per share, based on the closing price on the grant date, for a total value of $75,000, which is included in stock-based compensation expense for the nine months ended September 30, 2017. During May and June 2016, members of the Board of Directors received grants totaling 54,036 fully vested shares of common stock pursuant to the 2013 Plan. The shares were assigned a weighted average value of $2.19 per share, based on the stock prices on the applicable grant dates, for a total value of $119,000, of which $109,000 is included in stock-based compensation expense for the nine months ended September 30, 2016 and $10,000 was accrued for and expensed in 2015.

Total stock-based compensation expense recorded for the three and nine months ended September 30, 2017 was $43,000 and $317,000, respectively, and for the three and nine months ended September 30, 2016 was $42,000 and $150,000, respectively.

During the three and nine months ended September 30, 2017, there were no options exercised. During each of the three and nine months ended September 30, 2016, there were approximately 54,700 shares and 115,700 shares issued pursuant to stock option exercises, for which the Company received proceeds of $0 and $16,000, respectively. A portion of the stock option exercises in the three and nine months ended September 30, 2016 were completed on a cashless basis.

Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period.

Options to purchase approximately 501,000 shares of common stock with a weighted average exercise price of $2.33 were outstanding at September 30, 2017 and were not included in the computation of common stock equivalents for the three months ended September 30, 2017 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Due to the net loss incurred during the nine months ended September 30, 2017 and the three months and nine months ended September 30, 2016, all stock options were anti-dilutive for those periods.

Weighted average common shares outstanding for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Denominator for basic net income (loss) per share - weighted average shares	11,758,000	11,642,000	11,698,000	11,626,000
Effect of dilutive securities:
Stock options and restricted stock units and awards	19,000	—	—	—
Denominator for diluted net income (loss) per share - weighted average shares	11,777,000	11,642,000	11,698,000	11,626,000

Dividends. On November 28, 2016, the Board declared a one-time special dividend of $0.70 per share to shareholders of record as of December 16, 2016 of $8,233,000, of which $8,163,000 was paid on January 6, 2017, and an additional $14,000 was paid on May 15, 2017.

2.
Selling Arrangement. In 2011, the Company paid News America Marketing In-Store, LLC (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 and $300,000 in both of the three and nine months ended September 30, 2017 and 2016, respectfully, and is expected to be $400,000 per year over the next three years and $117,000 in the year ending December 31, 2021, is recorded within cost of services in the Company’s statements of operations and comprehensive income (loss). The net carrying amount of the selling arrangement is recorded within other assets on the Company’s condensed balance sheet.

3.        Income Taxes. For the three and nine months ended September 30, 2017, the Company recorded income tax expense (benefit), of $2,000 and $(580,000) or 0.4% and 31.3% of income or loss before taxes. For the three and nine months ended September 30, 2016, the Company recorded income tax expense (benefit) of $141,000 and $(276,000), or (542.3)% and 32.4% of loss before taxes, respectively. The income tax expense (benefit) for the three and nine months ended September 30, 2017 and 2016 is comprised of federal and state income taxes. The primary differences between the Company’s September 30, 2017 and 2016 effective tax rates and the statutory federal rate are expenses related to stock-based compensation, nondeductible meals and entertainment and for the three and nine months ended September 30, 2017, the impact of a valuation allowance of $192,000 which was originally recognized during the six months ended June 30, 2107 as it was determined that it was more likely than not that the Company would not realize the full amount of its net deferred tax assets. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

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

As a result of significant losses in 2016 and through June 2017, as well as the current market conditions and their impact on the Company’s future outlook, management reviewed its deferred tax assets and concluded that the uncertainties related to the realization of its assets had become unfavorable. As of June 30, 2017, the Company had net deferred tax assets of approximately $192,000 which were comprised of temporary differences, including federal and state net operating losses to be carried forward.  Management considered the positive and negative evidence for the potential utilization of the net deferred tax assets and concluded that it was more likely than not that the Company would not realize the full amount of net deferred tax assets. Accordingly, the Company recorded a valuation allowance of $192,000 against these deferred tax assets as of June 30, 2017.  For the three months ended September 30, 2017, the Company recognized limited income tax expense as the net income generated during the third quarter was fully offset by the Company’s valuation allowance recorded against net deferred assets as of June 30, 2017. The profitability in the third quarter has substantially reduced the valuation allowance previously recorded in the second quarter.

As of September 30, 2017 and December 31, 2016, the Company had unrecognized tax benefits totaling $574,000 and $554,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $574,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest are not expected to change significantly in 2017.

4.
Concentrations. During the nine months ended September 30, 2017 one customer accounted for 27%, of the Company’s total net sales. During the nine months ended September 30, 2016, one customer accounted for 33% of the Company’s total net sales. At September 30, 2017 and December 31, 2016, one customer accounted for 31% and 37% of the Company’s total accounts receivable, respectively.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

5.
Recently Issued Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (ASC) Section 606, “Revenue from Contracts with Customers”, which establishes a comprehensive new model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has performed a review of the requirements of the new guidance and has identified which of its revenue streams will be within the scope of ASC 606. The Company has applied the five-step model of the new standard to a selection of contracts within each of its revenue streams and has compared the results to its current accounting practices. Based on this analysis, the Company does not currently expect a material impact on the Company’s consolidated financial statements. The Company is expecting to utilize the modified retrospective transition method of adoption. The Company is continuing to work through the remaining steps of the adoption plan to facilitate adoption effective January 1, 2018. As part of this, the Company is assessing changes that might be necessary to information technology systems, processes, and internal controls to capture new data and address changes in financial reporting. The Company will be revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of ASC 606, which include disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgements and assets recognized from the costs to obtain or fulfill a contract.

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

Company Overview

Insignia Systems, Inc. “Insignia,” “we,” “us,” “our” or the “Company”) is a developer and marketer of innovative in-store products, programs and services that help consumer packaged goods (“CPG”) manufacturers and retail partners drive sales at the point of purchase. The Company was incorporated in 1990. Since 1998, the Company has focused on managing a retail network, made up of approximately 21,000 store locations, for the primary purpose of providing turn-key at-shelf market access for CPG manufacturers’ marketing programs. Insignia provides participating retailers with benefits including incremental revenue, incremental sales opportunities, increased shopper engagement in-store, and custom creative development and other in-kind services.

Insignia’s primary product has been the Point-Of-Purchase Services (POPS®) in-store marketing program. Insignia POPS program is a national, account-specific, shelf-edge advertising and promotional tactic. Internal testing has indicated the program delivers incremental sales for the featured brand. The program allows manufacturers to deliver vital product information to consumers at the point-of-purchase, and to leverage the local retailer brand and store-specific prices to provide a unique “call to action” that draws attention to the featured brand and triggers a purchase decision. CPG customers benefit from Insignia’s nimble operational capabilities, which include short lead times, in-house graphic design capabilities, post-program analytics, and micro-marketing capabilities such as variable or bilingual messaging.

The Company discontinued the sale of The Like MachineTM upon the expiration of its distribution agreement on March 31, 2017. The Company did not receive significant revenue from this offering at the time sales were discontinued. Restructuring costs incurred and paid in 2017 were not significant.

The Company announced the nationwide launch of freshADSsm, an exclusive advertising vehicle featured in produce, created to inspire shoppers early in their trip and help navigate them to center store.

2017 Business Overview

Summary of Financial Results

For the quarter ended September 30, 2017, the Company generated net sales of $7,723,000, as compared with net sales of $6,469,000 for the quarter ended September 30, 2016. For the nine months ended September 30, 2017, the Company generated net sales of $18,339,000, as compared with net sales of $19,164,000 in the nine months ended September 30, 2016. Net income for the quarter ended September 30, 2017 was $451,000, as compared to net loss of $167,000 for the quarter ended September 30, 2016. Net loss for the nine months ended September 30, 2017 was $1,274,000, as compared to $576,000 for the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, cash and cash equivalents decreased $8,892,000 from $12,267,000 at December 31, 2016, to $3,375,000 at September 30, 2017. The special dividend paid/distributed on January 6, 2017 used cash of $8,177,000. The Company had no long-term debt as of September 30, 2017. The remaining uses of cash are further explained in the Liquidity and Capital Resources section below.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations and Comprehensive Income (Loss) as a percentage of total net sales.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.5	69.1	73.4	68.2
Gross profit	35.5	30.9	26.6	31.8
Operating expenses:
Selling	11.4	14.2	14.2	16.0
Marketing	5.3	3.7	6.9	4.0
General and administrative	13.0	13.6	15.6	16.5
Total operating expenses	29.7	31.5	36.7	36.5
Operating income (loss)	5.8	(0.6)	(10.1)	(4.7)
Other income	0.0	0.2	0.0	0.3
Income (loss) before taxes	5.8	(0.4)	(10.1)	(4.4)
Income tax expense (benefit)	0.0	2.2	(3.2)	(1.4)
Net income (loss)	5.8%	(2.6)%	(6.9)%	(3.0)%

Three Months and Nine Months Ended September 30, 2017 Compared to Three Months and Nine Months Ended September 30, 2016

Net Sales. Net sales for the three months ended September 30, 2017 increased 19.4% to $7,723,000 compared to $6,469,000 for the three months ended September 30, 2016. Net sales for the nine months ended September 30, 2017 decreased 4.3% to $18,339,000, compared to $19,164,000 for the nine months ended September 30, 2016.

Service revenues for the three months ended September 30, 2017 increased 21.5% to $7,353,000 compared to $6,050,000 for the three months ended September 30, 2016. The increase was primarily due to a 30.4% increase in the number of signs placed, partially due to programming shifts from second quarter to third quarter to support CPG new item launches coupled with increased signs placed from new and existing CPG customers, partially offset by a 6.8% decrease in average price per sign, which was the result of program and customer mix. Service revenues for the nine months ended September 30, 2017 decreased 3.7% to $17,169,000 compared to $17,830,000 for the nine months ended September 30, 2016. This decrease was primarily due to a 7.9% decrease in average price per sign, which was a result of program and customer mix. The decrease was partially offset by a 4.2% increase in the number of signs placed due to the factors described above, offset by the first quarter impact from two customers who experienced significant budget cuts early in their planning cycles and organizational restructuring.

Product revenues for the three months ended September 30, 2017 decreased 11.7% to $370,000 compared to $419,000 for the three months ended September 30, 2016. Product revenues for the nine months ended September 30, 2017 decreased 12.3% to $1,170,000 compared to $1,334,000 for the nine months ended September 30, 2016. The decreases in both periods were primarily due to lower sales of sign card supplies due to lower customer demand.

Gross Profit. Gross profit for the three months ended September 30, 2017 increased 37.2% to $2,743,000, or 35.5% as a percentage of net sales, compared to $2,000,000, or 30.9% as a percentage of net sales, for the three months ended September 30, 2016. Gross profit for the nine months ended September 30, 2017 decreased 19.9% to $4,870,000, or 26.6% as a percentage of net sales, compared to $6,083,000, or 31.8% as a percentage of net sales, for the nine months ended September 30, 2016.

Service revenues: Gross profit from our service revenues for the three months ended September 30, 2017 increased 41.2% to $2,653,000 compared to $1,879,000 for the three months ended September 30, 2016. The increase was primarily due to an increase in sales, as our gross profit is highly dependent on sales levels due to the relatively fixed nature of a portion of our payments to retailers, combined with decreased cost of services due to the discontinued sale of the The Like Machine, that were partially offset by a decreased average price per sign. The Company is continuing its actions during 2017 to reduce the fixed portion of the cost to place signs in our retailers. Gross profit from our service revenues for the nine months ended September 30, 2017 decreased 19.9% to $4,545,000 compared to $5,677,000 for the nine months ended September 30, 2016. The decrease was primarily due to a decreased average price per sign, partially offset by an increase in sign volume and decreased cost of services due to the discontinued sale of The Like Machine.

For the three months ended September 30, 2017, the Company incurred costs of approximately $109,000 associated with the development of its new IT operating infrastructure and ongoing IT support compared to approximately $105,000 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the Company incurred costs of approximately $263,000 associated with the development of its new IT operating infrastructure compared to approximately $298,000 for the nine months ended September 30, 2016. The project is expected to be substantially completed during the first quarter of 2018, with estimated incremental expense of $282,000.

Gross profit as a percentage of service revenues for the three months ended September 30, 2017 increased to 36.1% compared to 31.1% for the three months ended September 30, 2016. The increase was primarily due to the factors described above. Gross profit as a percentage of service revenues for the nine months ended September 30, 2017 decreased to 26.5% compared to 31.8% for the nine months ended September 30, 2016. The decrease was primarily due to the factors described above.

Product revenues: Gross profit from our product revenues for the three months ended September 30, 2017 decreased 25.6% to $90,000 compared to $121,000 for the three months ended September 30, 2016. The decrease was primarily due to a decrease in sales, partially offset by decreased facilities, production, and tooling costs. Gross profit from our product revenues for the nine months ended September 30, 2017 decreased 20.0% to $325,000 compared to $406,000 for the nine months ended September 30, 2016. The decrease was primarily due to the factors described above.

Gross profit as a percentage of product revenues was 24.3% for the three months ended September 30, 2017 compared to 28.9% for the three months ended September 30, 2016. The decrease was primarily due to the factors described above. Gross profit as a percentage of product revenues was 27.8% for the nine months ended September 30, 2017 compared to 30.4% for the nine months ended September 30, 2016. The decrease was primarily due to the factors described above.

Operating Expenses

Selling. Selling expenses for the three months ended September 30, 2017 decreased 4.1% to $879,000 compared to $917,000 for the three months ended September 30, 2016. The decrease was primarily due to decreased staff related expenses, partially offset by higher variable compensation. Selling expenses for the nine months ended September 30, 2017 decreased 15.1% to $2,598,000 compared to $3,061,000 for the nine months ended September 30, 2016. The decrease was primarily due to lower variable compensation related to lower sales, fewer sales personnel and decreased staff related expenses.

Selling expenses as a percentage of net sales decreased to 11.4% for the three months ended September 30, 2017 compared to 14.2% for the three months ended September 30, 2016. The decrease was primarily due to the factors described above, combined with increased sales. Selling expenses as a percentage of net sales decreased to 14.2% for the nine months ended September 30, 2017 compared to 16.0% for the nine months ended September 30, 2016. The decrease was primarily due to the factors described above, partially offset by decreased sales.

Marketing. Marketing expenses for the three months ended September 30, 2017 increased 69.0% to $409,000 compared to $242,000 for the three months ended September 30, 2016. Increased marketing expenses were primarily due to increased staffing and staff related costs, primarily due to the filling of previously open positions. Marketing expenses for the nine months ended September 30, 2017 increased 64.1% to $1,262,000 compared to $769,000 for the nine months ended September 30, 2016. The increase was primarily due to the factors described above.

Marketing expenses as a percentage of net sales increased to 5.3% for the three months ended September 30, 2017 compared to 3.7% for the three months ended September 30, 2016. The increase was primarily due to the factors described above, partially offset by increased sales. Marketing expenses as a percentage of net sales increased to 6.9% for the nine months ended September 30, 2017 compared to 4.0% for the nine months ended September 30, 2016. The increase was primarily due to the factors described above, combined with decreased sales.

General and administrative. General and administrative expenses for the three months ended September 30, 2017 increased 14.2% to $1,004,000 compared to $879,000 for the three months ended September 30, 2016. The increase was primarily due to increased staffing and staff related costs, primarily due to personnel and staff related expenses. General and administrative expenses for the nine months ended September 30, 2017 decreased 8.8% to $2,871,000 compared to $3,149,000 for the nine months ended September 30, 2016. The decrease was primarily due to decreases in legal costs, consulting costs and onboarding costs, partially offset by increased employee compensation costs.

General and administrative expenses as a percentage of net sales decreased to 13.0% for the three months ended September 30, 2017 compared to 13.6% for the three months ended September 30, 2016. The decrease was primarily due to increased sales, partially offset by the factors described above. General and administrative expenses as a percentage of net sales decreased to 15.6% for the nine months ended September 30, 2017 compared to 16.5% for the nine months ended September 30, 2016. The decrease was primarily due to the factors described above, partially offset by decreased sales.

Other Income. Other income for the three months ended September 30, 2017 was $2,000 compared to $12,000 for the three months ended September 30, 2016. Other income for the nine months ended September 30, 2017 was $7,000 compared to $44,000 for the nine months ended September 30, 2016. The decrease was primarily due to lower average cash, cash equivalent, and available-for-sale investment balances due to the payment of the special dividend in 2017. Other income is comprised of interest earned on cash, cash equivalents, and previously for available-for-sale investment balances.

Income Taxes. For the three and nine months ended September 30, 2017, the Company recorded income tax expense (benefit), of $2,000 and $(580,000) or 0.4% and 31.3% of income or loss before taxes. For the three and nine months ended September 30, 2016, the Company recorded income tax expense (benefit) of $141,000 and $(276,000), or (542.3)% and 32.4% of loss before taxes, respectively. The income tax expense (benefit) for the three and nine months ended September 30, 2017 and 2016 is comprised of federal and state income taxes. The primary differences between the Company’s September 30, 2017 and 2016 effective tax rates and the statutory federal rate are expenses related to stock-based compensation, nondeductible meals and entertainment and for the three and nine months ended September 30, 2017, the impact of a valuation allowance of $192,000 which was originally recognized during the six months ended June 30, 2107 as it was determined that it was more likely than not that the Company would not realize the full amount of its net deferred tax assets. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

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

As a result of significant losses in 2016 and through June 2017, as well as the current market conditions and their impact on the Company’s future outlook, management reviewed its deferred tax assets and concluded that the uncertainties related to the realization of its assets had become unfavorable. As of June 30, 2017, the Company had net deferred tax assets of approximately $192,000 which were comprised of temporary differences, including federal and state net operating losses to be carried forward.  Management considered the positive and negative evidence for the potential utilization of the net deferred tax assets and concluded that it was more likely than not that the Company would not realize the full amount of net deferred tax assets. Accordingly, the Company recorded a valuation allowance of $192,000 against these deferred tax assets as of June 30, 2017.  For the three months ended September 30, 2017, the Company recognized limited income tax expense as the net income generated during the third quarter was fully offset by the Company’s valuation allowance recorded against net deferred assets as of June 30, 2017. The profitability in the third quarter has substantially reduced the valuation allowance previously recorded in the second quarter.

Net Income (Loss). Net income for the three months ended September 30, 2017 was $451,000 and net loss for the nine months ended September 30, 2017 was $1,274,000 compared to net losses of $167,000 and $576,000, respectively, for the three and nine months ended September 30, 2016, for the reasons stated above.

Other Comprehensive Income. Other comprehensive income is composed of unrealized gains, net of tax, from available-for-sale investments which were sold by the Company during the fourth quarter of 2016.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At September 30, 2017, working capital was $10,716,000 compared to $11,850,000 at December 31, 2016. During the nine months ended September 30, 2017, cash and cash equivalents decreased $8,892,000 from $12,267,000 at December 31, 2016, to $3,375,000 at September 30, 2017. On November 28, 2016, the Board declared a one-time special dividend of $0.70 per share to shareholders of record as of December 16, 2016, of $8,233,000, of which $8,163,000 was paid on January 6, 2017, and an additional $14,000 was paid on May 15, 2017.

Operating Activities: Net cash provided by operating activities during the nine months ended September 30, 2017, was $121,000. Net loss of $1,274,000, plus non-cash adjustments of $1,129,000 and changes in operating assets and liabilities of $266,000 resulted in the $121,000 of cash provided by operating activities. The largest component of the change in operating assets and liabilities was accounts receivable which increased $2,040,000, which will fluctuate based on normal business conditions. The non-cash adjustments consisted of depreciation and amortization expense, changes in allowance for doubtful accounts, deferred income tax benefits, and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities: Net cash used in investing activities during the nine months ended September 30, 2017 was $822,000, which was related to the purchase of property and equipment. These expenditures related primarily to the IT operating infrastructure project, and were for hardware, purchased software and capitalization of costs for internally developed software. Additional capital costs for this project are expected to be approximately $210,000 in total for the last three months of 2017 and first three months of 2018.

Financing Activities: Net cash used in financing activities during the nine months ended September 30, 2017 was $8,191,000, which mainly related to the January 6, 2017 payment of the one-time special dividend of $0.70 per share declared by the Board on November 28, 2016.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q that are not statements of historical or current facts, are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “anticipates,” “believes,” “expects,” “seeks” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for at least the next twelve months; and (ii) that we expect fluctuations in accounts receivable and payable, accrued liabilities, and deferred revenue. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this statement was made. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (i) the risk that management may be unable to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (ii) the risk that the Company will not be able to develop and implement new product offerings, including mobile, digital or other new offerings, in a successful manner; (iii) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with retailers and consumer packaged goods manufacturers; (iv) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions, the effect of current sales trends on fiscal year 2017 results and the benefit of our relationship with News America; (v) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a consumer packaged goods manufacturer, retailer, or News America; (vi) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally; (vii) the cancellation or deferral of certain bookings for future periods; (viii) our ability to successfully implement our new IT operating infrastructure; and (viiii) our ability to attract and retain highly qualified managerial, operational and sales personnel. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2016, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On October 30, 2015, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before October 30, 2017. The expired plan allowed repurchases to be made in open market or privately negotiated transactions. The plan did not obligate the Company to repurchase any particular number of shares.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1–31, 2017	3,573	$1.02	–	$4,676,049
August 1–31, 2017	1,651	$1.02	–	$4,676,049
September 1–30, 2017	1,458	$1.10	–	$4,676,049
Total	6,682	$1.05	–	$4,676,049

(a)
Represents shares surrendered to the Company to satisfy statutory federal, state, and local tax withholding obligations arising from the vesting of a restricted stock awards. The shares were forfeit pursuant to the participant’s instructions in accordance with the terms of the applicable award agreement and the 2013 Plan and are not part of any publicly announced stock repurchase program.

Item 3.        Defaults upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-13471.

Exhibit Number	Description	Method of Filing

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008 (incorporated by reference to Exhibit 3.1 to annual report on Form 10-K for the year ended December 31, 2015)	Incorporated by Reference

3.2	Composite Bylaws of Registrant, as amended through December 5, 2015 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2015)	Incorporated by Reference

10.1*	Form of Restricted Stock Award Agreement under 2013 Omnibus Stock and Incentive Plan for awards on or after May 13, 2016	Filed Electronically

31.1	Certification of Principal Executive Officer	Filed Electronically

31.2	Certification of Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Operations and Comprehensive Loss; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.
Filed Electronically

*Management compensatory contract or arrangement required to be included as an exhibit to this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.

Dated: November 6, 2017	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant)

Dated: November 6, 2017	/s/ Jeffrey A. Jagerson
Jeffrey A. Jagerson
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008	Incorporated by Reference

3.2	Composite Bylaws of Registrant, as amended through December 5, 2015	Incorporated by Reference

10.1	Form of Restricted Stock Award Agreement under 2013 Omnibus Stock and Incentive Plan for awards on or after May 13, 2016	Filed Electronically

31.1	Certification of Principal Executive Officer	Filed Electronically

31.2	Certification of Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Statements of Operations and Comprehensive Income (Loss); (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.
Filed Electronically