Form 10-K
period 2017-12-31
INSIGNIA SYSTEMS INC/MN
filed 2018-03-15
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017	Commission File Number 1-13471

INSIGNIA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8799 Brooklyn Blvd., Minneapolis, MN 55445
(Address of principal executive offices; zip code)

(763) 392-6200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	The Nasdaq Stock Market

Securities Registered Pursuant to Section 12(g) of the Act: None
_____________________________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company"  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017) was approximately $7,344,000 based upon the price of the registrant’s Common Stock on such date.

Number of shares outstanding of Common Stock, $.01 par value, as of March 12, 2018 was 11,962,996.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy for its 2018 Annual Meeting of Shareholders are incorporated into Part III.

i

PART I.

Item 1. Business

General

Insignia Systems, Inc. (referred to in this Annual Report on Form 10-K as “Insignia,” “we,” “us,” “our” and the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods (“CPG”) manufacturers. The Company was incorporated in 1990. Since 1998, the Company has focused on managing a retail network, made up of over 21,000 store locations, for the primary purpose of providing turn-key at-shelf market access for CPG manufacturers’ marketing programs. Insignia provides participating retailers with benefits including incremental revenue, incremental sales opportunities, increased shopper engagement in-store, and custom creative development and other in-kind services.

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

The Company discontinued the sale of The Like MachineTM (TLM) upon the expiration of its distribution agreement on March 31, 2017. The Company had not received significant revenue from this offering at the time sales were discontinued. Restructuring costs incurred and paid in 2017 were not significant.

In October 2017, the Company announced the nationwide launch of freshADSsm, an exclusive advertising vehicle featured in produce, created to inspire shoppers early in their trip and help navigate them to center store.

The Company’s internet address is www.insigniasystems.com. The Company makes all the reports it files with the Securities and Exchange Commission (SEC) available free of charge on its website. The Company’s website is not incorporated by reference into this Annual Report on Form 10-K. Copies of reports can also be obtained free of charge by requesting them from Insignia Systems, Inc., 8799 Brooklyn Boulevard, Minneapolis, Minnesota 55445; Attention: CFO; telephone 763-392-6200.

Industry and Market Background

In-store grocery shopping remains prevalent and these shoppers are frequently making many of their purchase decisions at the shelf. As a result, consumer product manufacturers are seeking access to in-store marketing vehicles that drive awareness, prompt consideration and encourage shoppers to buy their brand in this critical retail environment. Insignia is usually engaged as part of an overall, mixed-media, brand marketing campaign. Our programs offer manufacturers the unique features not available to other marketing services providers that help their brands “close the sale” at the point of purchase and across other areas of the in-store retail environment.

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

In addition to POPSigns, Insignia offers a brand-equity signage program (without featured price or retailer logo) in a subset of managed retailers. This program offers CPG manufacturers expanded market access for their advertising objectives.

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

Legacy Products
Insignia offers custom design, printing and store signage programs directly to retailers that seek effective ways to communicate with their shoppers in store. Legacy products include adhesive and non-adhesive supplies in a variety of colors, sizes and weights. Custom signage and cardstock is sold by the Company in a variety of sizes and colors that can be customized to include pre-printed custom artwork, such as a retailer’s logo. Approximately 6% of our 2017 revenues came from the sale of these legacy products. The Company expects this percentage to be down in 2018.

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

During 2017 and 2016, foreign sales accounted for less than 1% of total net sales each year. The Company expects sales to foreign distributors will remain less than 1% of total net sales in 2018.

Competition

The Insignia POPSign program provided approximately 92% of the Company’s total net sales for 2017. The POPSign program faces intense competition for the marketing expenditures of consumer product manufacturers for at-shelf advertising-related signage. In particular, the Company faces significant competition from News America, which also provides at-shelf advertising and promotional signage. Although the settlement of prior litigation with News America resulted in a 10-year agreement through February 2021 that provides the Company with additional opportunities to compete by offering signs with price in specific parts of News America’s retail network, the Company will continue to compete for advertising dollars with News America’s other at-shelf advertising and other promotional signage offerings, as well as with other companies that offer digital advertising alternatives, including digital and other in-store displays.

The Company believes the main strengths of the Insignia POPSign program in relation to its competitors are:

●
Depending on manufacturer’s objectives, benefits to the brand that range from sales lift, awareness building, program ROI, new tier generation, or support of retailer programs;
●
Managing and providing turn-key access to a national network of retailers in support of objectives listed above; including smaller regional or independent retailers, which tend to be under-served by our competitors and difficult to aggregate at the national level;
●
Variable messaging capabilities including bi-lingual targeting; and
●
Shorter lead times on program execution.

Intellectual Property: Patents and Trademarks

The Company has developed and uses a number of trademarks, service marks, slogans, logos and other commercial symbols to advertise and sell its products. The Company owns U.S. registered trademarks for Insignia Systems, Inc.® (and Design), Insignia POPS®, Insignia POPSign®, Insignia ShelfPOPS®, Stylus®, freshADSsm, Impulse®, DuraSign®, I-Care®, Color POPSign®, BannerPOPS®, BrandPOPS®, EquityPOPS®, and ShapePOPS®.

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

Customers

During the year ended December 31, 2017, one customer accounted for 26% of the Company’s total net sales. At December 31, 2017, three customers represented 29%, 12% and 11% of the Company’s total accounts receivable. During the year ended December 31, 2016, one customer accounted for 33% of the Company’s total net sales. At December 31, 2016, one customer represented 37% of the Company’s total accounts receivable.

The Company’s sales fluctuate from quarter to quarter as a result of:

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

Employees

As of March 12, 2018, the Company had 62 employees, including 60 full-time employees. We believe relations with our employees are good.

Segment Reporting

The Company operates in a single reportable segment.

Item 1A. Risk Factors

Forward-Looking Statements

Statements made in this Annual Report on Form 10-K, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts that are not statements of historical or current facts are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “anticipates,” “believes,” “expects,” “seeks” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for at least the next twelve months; and (ii) that we expect fluctuations in accounts receivable and payable, accrued liabilities, and revenue deferrals. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Our business faces significant risks, including the risks described below. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Our Results Are Dependent on Our CPG Manufacturing Partners’ Continued Use of Our POPS Program

Our financial results are currently largely dependent on the success of our Insignia POPS point-of-purchase in-store marketing programs which are sold primarily to CPG manufacturers. POPS sales represented approximately 92% of our total net sales in both 2017 and 2016. We also continue to have a concentrated CPG customer base for our POPS product. Our top two CPG customers accounted for approximately 34% of our total net sales in 2017 and for approximately 41% of our total net sales in 2016.

Should changes in economic conditions result in reductions in advertising and promotional expenditures by CPG manufacturers that lead to a slower rate of growth or a decrease in spending for the in-store advertising services we offer or should any one of the manufacturers who account for a significant amount of our POPS revenues terminate or reduce its participation in the POPS program, our business and results of operations would be adversely affected due to our heavy dependence on this program.

The Success of Our POPS Program and, Accordingly, Our Results Are Also Dependent on Our Ongoing Business Relationships with Retailers

In order to execute our POPS program, we are a party to contracts with retailers that provide us with access to place signs on shelves in their stores for our CPG manufacturing customers. We may also access a portion of our retailer relationships though third parties. During 2017, our top three retail relationships provided distribution for 34% of our total net sales and during 2016, our top three retailers provided distribution for 29% of our total net sales.

Our retailer contracts generally have terms of one to three years and we are negotiating the renewal of these contracts on an ongoing basis. The future renewal of these contracts on profitable terms is not free from doubt. For instance, some of our retailer contracts require us to guarantee minimum payments and we may be unable to profitably offer a guarantee at the level required by a retailer during renewal negotiations. The failure to renew a significant retailer contract or a substantial number of other retailer contracts for that or other reasons, a decrease in the quality of our retail distribution network or if our retailers would fail to continue to maintain POPSigns in their stores would have an adverse effect on our POPS program and on our operations and financial condition.

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

We Face Significant Competition

We face significant competition from News America, who also provides at-shelf advertising and promotional signage. Although the settlement with News America extends through February 2021, providing us additional opportunities to compete by offering signs with price in News America’s network, as News America’s exclusive agent, we will continue to compete for advertising dollars with News America’s other at-shelf advertising and promotional signage offerings. News America has significantly greater financial resources that can be used to develop and market their products. Should our competition succeed in obtaining more of the at-shelf advertising business from our current customers, our revenues and related operations would be adversely affected.

Additionally, Insignia competes against other providers of advertising, marketing and merchandising products and services, and providers of point-of-purchase and other in-store programs, as well as other marketing products and services. Competition is based on, among other things, rates, availability of markets, quality of products and services provided and their effectiveness, store coverage and other factors. The increasing popularity of digital media among consumers is driving a corresponding shift in advertising from traditional in-store tactics to digital. The development of new devices and technologies, as well as higher consumer engagement with other forms of digital media such as online and mobile social networking, are increasing the number of media choices and formats available to audiences, resulting in audience fragmentation and increased competition for advertising. The range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for in-store advertising. As a result, increasing consumer reliance on mobile devices may add additional pricing pressure.

Our Growth Is Dependent on Our Ability to Successfully Introduce New Product Offerings that Meet Customer Demands

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

Our Ability to Attract and Retain Key Employees Will Be Critical to Our Success

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

Our Results of Operations Have Been and May Be Subject to Significant Fluctuations

Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a wide variety of factors including:

    ●     the addition or loss of contracts with retailers;
    ●     the addition or loss of customers or changes in timing and amount of our customers’ spending with us;
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

Investment in Our Stock Could Result in Fluctuating Returns

During 2017, the sale prices of our common stock as reported by The Nasdaq Stock Market ranged from a low of $0.90 to a high of $2.59. We believe factors such as the fluctuations in our quarterly and annual operating results described above, the market’s acceptance of our services and products, the performance of our business relative to market expectations, as well as limited daily trading volume of our stock and general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies.

The Company May be Impacted if the Information Systems Are Attacked

We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. Additionally, we collect and store data that is sensitive to Insignia and its employees, customers, retailer network and suppliers. The secure operation of these information technology systems and networks, and the processing and maintenance of this data, is critical to our business operations and strategy. Information technology security threats—from user error to attacks designed to gain unauthorized access to our systems, networks and data—are increasing in frequency and sophistication. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems, networks and products and the confidentiality, availability and integrity of the data we process and maintain. Establishing systems and processes to address these threats and changes in legal requirements relating to data collection and storage may increase our costs. Should such an attack succeed, it could expose us and our employees, customers, retailer network and suppliers to misuse of information or systems, the compromising of confidential information, theft of assets, manipulation and destruction of data, defective products, production downtimes and operations disruptions, and breach of privacy, which may require notification under data privacy and other applicable laws. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

Our IT Operating Infrastructure Project May Not Function as Anticipated

The Company is implementing a new IT operating infrastructure system which may not function as designed and tested. In addition, the costs of implementation may be greater than anticipated if the testing and launch do not meet our customers’ and retailers’ expectations. If the Company is unable to deliver advertising products to the customers’ and retailers’ expectations, our brand and reputation may be impacted.

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

2017	High	Low	2016	High	Low
First Quarter	$2.59	$1.23	First Quarter	$2.96	$2.41
Second Quarter	1.47	0.90	Second Quarter	2.95	2.02
Third Quarter	1.28	0.97	Third Quarter	2.65	2.09
Fourth Quarter	2.19	1.03	Fourth Quarter	2.55	1.95

Note: A $0.70 share dividend was paid on January 6, 2017 and is discussed in the next section.

As of March 12, 2018, the Company had one class of Common Stock held by approximately 104 owners of record.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Our share repurchase activity for the three months ended December 31, 2017 was:

	Total Number of Shares Repurchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
October 1-31, 2017	1,458	$1.07	-	$4,676,049
November 1-30, 2017	-	-	-	$-
December 1-31, 2017	-	-	-	$-

(a)
Represents shares surrendered to the Company to satisfy statutory federal, state, and local tax withholding obligations arising from the vesting of restricted stock awards. The shares were forfeited pursuant to the participant’s instructions in accordance with the terms of the applicable award agreement and the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”) and are not part of any publicly announced stock repurchase program.

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

Overview

Insignia Systems, Inc. markets in-store advertising products, programs and services primarily to consumer package goods manufactures. We manage a retail network consisting of over 21,000 stores, for the primary purpose of providing turn-key at-shelf market access for CPG manufactures’ marketing programs. Our primary product is the POPS® in-store marketing program. Internal testing has indicated the program delivers incremental sales for the featured brand and CPG customers benefit from Insignia’s nimble operational capabilities, which include short lead times, in-house graphic design capabilities, post-program analytics, and micro-marketing capabilities such as variable or bi-lingual messaging.

Our industry is rapidly evolving: (1) Brand loyalty: consumer brand loyalty is shifting from established CPG manufacturers to emerging brands, who often have smaller marketing budgets and lack national presence. (2) Retailer fragmentation: consumers are driving retailer fragmentation, including online purchases, as a result CPGs are reducing spend in traditional brick and mortar stores. (3) Zero based budgeting: CPG’s focus is shifting from sales growth to profit growth, and as a result cutting expenses. (4) Increased competition from direct competitors, retailer led programs, and digital media companies: digital advertising spend is reducing spend on traditional media, including in-store advertising.

The strategic plan Insignia put in place early in 2017 seeks to transform Insignia by addressing the challenges presented by our evolving marketplace, and our progress against this strategic plan is made evident by higher revenues and income throughout 2017. Insignia’s strategic plan consists of three components:

1.
Accelerate growth opportunities. During 2017, we strengthened relationships with existing clients and added new CPG customers. In addition to launching freshADSsm, Insignia is also gaining traction on other business development projects.
2.
Management of cost structure. In February 2017, Insignia committed to and surpassed its stated goal to manage our cost structure across Cost of Sales and Operating Expenses.
3.
Instill a high-performance culture. Our work on this front began in 2016 and continued with the hires each of Jeffrey Jagerson, Chief Financial Officer and Adam May, Senior Vice President of Sales. Insignia remains committed to these strategic initiatives.

 Our transformation will require continued investment and given the rapid evolution of our industry, we face the risk of short-to-intermediate team volitility in our operating and financial performance.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations and Comprehensive Loss as a percentage of total net sales.

For the Years Ended December 31	2017	2016
Net sales	100.0%	100.0%
Cost of sales	68.2	71.7
Gross profit	31.8	28.3
Operating expenses:
Selling	13.4	15.4
Marketing	6.5	4.8
General and administrative	15.3	16.5
Total operating expenses	35.2	36.7
Operating loss	(3.4)	(8.4)
Other loss	-	(0.1)
Loss before taxes	(3.4)	(8.5)
Income tax benefit	(1.0)	(3.3)
Net loss	(2.4)%	(5.2)%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Sales. Net sales for the year ended December 31, 2017 increased 6.1% to $26,430,000, compared to $24,912,000 for the year ended December 31, 2016.

Service revenues for the year ended December 31, 2017 increased 7.6% to $24,911,000, compared to $23,144,000 for the year ended December 31, 2016. The increase was primarily due to a 13.2% increase in the number of signs placed, which was the result of existing and new CPG relationships, partially offset by a 6.1% decrease in average price per sign, due to competitive pricing in the industry.

Product sales for the year ended December 31, 2017 decreased 14.1% to $1,519,000, compared to $1,768,000 for the year ended December 31, 2016. The decrease was primarily due to lower sales of sign card supplies driven by lower customer demand.

Gross Profit. Gross profit for the year ended December 31, 2017 increased 18.9% to $8,401,000, compared to $7,063,000 for the year ended December 31, 2016. Gross profit as a percentage of total net sales increased to 31.8% for the year ended December 31, 2017, compared to 28.3% for the year ended December 31, 2016.

Gross profit from our service revenues for the year ended December 31, 2017 increased 20.8% to $7,976,000, compared to $6,604,000 for the year ended December 31, 2016. The increase in gross profit was primarily due to an increase in sales, as our gross profit is highly dependent on sales levels due to the relatively fixed nature of a portion of our payments to retailers, and the absence of losses associated with The Like Machine product, partially offset by a decreased average price per sign, and increased costs associated with retail network growth initiatives. In 2017, the costs of developing and implementing the new IT operating infrastructure were $350,000. The project is expected to be completed in mid-2018 with estimated additional expense of $200,000 in 2018. The Like Machine decreased gross profit in 2016 by approximately $1,200,000, which included additional cost of sales of approximately $350,000 in connection with the decision to discontinue sales of The Like machine, compared to approximately a $100,000 decrease to gross profit in 2017. Gross profit as a percentage of service revenues increased to 32.0% for the year ended December 31, 2017, compared to 28.5% for the year ended December 31, 2016. The increase was primarily due to the factors described above.

Gross profit from our product sales for the year ended December 31, 2017 decreased 7.4% to $425,000, compared to $459,000 for the year ended December 31, 2016. The decrease was primarily due to lower sales of sign card supplies, partially offset by decreased operational costs. Gross profit as a percentage of product sales increased to 28.0% for 2017, compared to 26.0% for 2016. The increase was primarily due to decreased operational costs.

Operating Expenses

Selling. Selling expenses for the year ended December 31, 2017 decreased 7.8% to $3,539,000, compared to $3,840,000 for the year ended December 31, 2016, primarily due to fewer sales personnel and decreased staff related expenses. Selling expenses as a percentage of total net sales decreased to 13.4% in 2017, compared to 15.4% in 2016, primarily due to the factors described above.

Marketing. Marketing expenses for the year ended December 31, 2017 increased 44.2% to $1,716,000, compared to $1,190,000 for the year ended December 31, 2016. The increase was primarily the result of increased staffing and staffing-related costs due to the shift in new product development and partially due to filling of previously open positions. Marketing expenses as a percentage of total net sales was 6.5% in 2017, compared to 4.8% in 2016, primarily due to the factors described above, partially offset by increased revenues.

General and Administrative. General and administrative expenses for the year ended December 31, 2017 decreased 1.3% to $4,054,000, compared to $4,109,000 for the year ended December 31, 2016. The decrease was primarily due to decreased legal and consulting fees, partially offset by increased staffing and staffing related costs. General and administrative expenses as a percentage of total net sales decreased to 15.3% in 2017, compared to 16.5% in 2016, primarily due to increased revenues and the factors described above.

Other Loss. Other loss for the year ended December 31, 2017 was $1,000, compared to $24,000 for the year ended December 31, 2016. Other loss primarily results from interest income and gain and loss on investments.

Income Taxes. During the year ended December 31, 2017, the Company recorded an income tax benefit of $270,000, compared to $814,000 for the year ended December 31, 2016. The effective tax rate was 29.7% and 38.8% for the years ended December 31, 2017 and 2016, respectively. The primary differences between the Company’s December 31, 2017 and 2016 effective tax rates and the statutory federal rates are expenses related to stock-based compensation in the amount of $177,000 and nondeductible meals and entertainment in the amount of $45,000. In 2017, the effective tax rate was also impacted by an increase in the Company’s valuation allowance against its deferred tax assets in the amount of $77,000 and the tax impact of The Tax Cut and Jobs Act of 2017 (“Tax Reform Act”) in the amount of $134,000. Our effective tax rate fluctuates between periods based on the level of permanent differences and other discrete items relative to the level of pre-tax income (loss) for the period.

The Tax Reform Act was enacted on December 22, 2017 and reduces certain federal corporate income tax rates and changes other provisions. The Company’s tax benefit for 2017 includes a one-time benefit of $134,000 related to the favorable impact of revaluing the deferred taxes by reducing the long term deferred tax liabilities.

Net Loss. For the reasons stated above, the net loss for the year ended December 31, 2017 was $639,000, compared to a net loss of $1,286,000 for the year ended December 31, 2016.

Other Comprehensive Income. Other comprehensive income is comprised of unrealized gains and losses, net of tax, from available-for-sale investments held in 2016.

Liquidity and Capital Resources

During the year ended December 31, 2017, cash and cash equivalents decreased $7,572,000 from $12,267,000 at December 31, 2016 to $4,695,000 at December 31, 2017. On November 28, 2016, the Board declared a one-time special dividend of $0.70 per share to shareholders of record as of December 16, 2016, which was paid on January 6, 2017 in a total amount of $8,233,000, of which $8,163,000 was paid on January 6, 2017, and an additional $14,000 was paid on May 15, 2017, and the remaining balance of $56,000 is recognized as a liability on the balance sheet as of December 31, 2017. As of December 31, 2016, the declared dividend was included in accounts payable.

Operating Activities: Net cash provided by operating activities during the year ended December 31, 2017 was $1,780,000. Net loss of $639,000, plus non-cash adjustments of $1,847,000, plus changes in operating assets and liabilities of $572,000 resulted in the $1,780,000 of cash provided by operating activities. The non-cash adjustments consisted of depreciation and amortization expense, changes in the allowance for doubtful accounts, deferred income tax expense (benefit), and stock-based compensation expense. The largest components of the change in operating assets and liabilities were accounts receivable, which decreased cash by $2,057,000, and accrued liabilities, which increased cash by $882,000. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities: Net cash used in investing activities during the year ended December 31, 2017 was $1,159,000, which was related primarily to the IT operating infrastructure project, and consisted of hardware, purchased software and capitalization of costs for internally developed software. The Company expects approximately $450,000 of property and equipment purchases in 2018.

Financing Activities: Net cash used in financing activities during the year ended December 31, 2017 was $8,193,000, which related to the dividend payment and repurchase of common stock upon vesting of restricted stock awards.

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

Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of its long-lived assets for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the assets in relation to the future undiscounted cash flows of the underlying assets to assess recoverability of the assets. The estimates of these future cash flows are based on assumptions and projections believed by management to be reasonable and supportable. They require management’s subjective judgments and take into account assumptions about revenue and expense growth rates. Impaired assets are then recorded at their estimated fair market value. There were no material impairment losses during the years ended December 31, 2017 and 2016.

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

Stock-Based Compensation Expense. We measure and recognize compensation expense for all stock-based payments at fair value. Restricted stock awards and restricted stock units are valued at the closing market price of the Company’s stock on the date of the grant. We use the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected terms of the options and employee stock purchase plan rights are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on historical volatility of the Company’s stock. The Company has not historically issued any dividends beyond the one-time dividends declared in 2011 and 2016 and does not expect to in the future. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

If factors change and we employ different assumptions in the valuation of grants in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance creating Accounting Standards Codification ("ASC") Section 606, “Revenue from Contracts with Customers”, which establishes a comprehensive new model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has performed a review of the requirements of the new guidance and has identified which of its revenue streams will be within the scope of ASC 606. The Company has applied the five-step model of the new standard to a selection of contracts within each of its revenue streams and has compared the results to its current accounting practices. Based on this analysis which is in process of being finalized, the adoption of ASC 606 is not expected to have a material impact on the Company’s financial statements as far as the timing and amount of revenue recognized, however, the Company will provide expanded disclosures as a result of the adoption. The Company will adopt the new standard effective January 1, 2018 using the modified retrospective transition method of adoption to uncompleted contracts. Periods prior to the date of adoption are not retrospectively revised but a cumulative effect of the adoption, will be recognized for the impact of ASC 606 on uncompleted contracts at the date of adoption. We have not yet determined the cumulative effect of the adoption which will be recorded as of January 1, 2018, but expect the cumulative adjustment will not be material based on our analysis completed thus far. The Company has assessed and does not anticipate any material changes to information technology systems, processes, and internal controls to support recognition and disclosure of ASC 606. In the first quarter of 2018, the Company will be revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of ASC 606, which include disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgements and assets recognized from the costs to obtain or fulfill a contract. While the Company will provide expanded disclosures as a result of ASC 606, it does not expect this standard to have a material impact on its results of operations and financial condition.

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-2, Leases, under which lessees will recognize most leases on the balance sheet. This will generally increase reported assets and liabilities. For public entities, this ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-2 mandates a modified retrospective transition method for all entities. The Company is in the process of determining the impact that the updated accounting guidance will have on our financial statements.

In March 2016, the FASB issued ASU 2016-9, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, this ASU was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the guidance in the first quarter of 2017. The adoption of the guidance did not have a material impact on our financial statements.

Off-Balance Sheet Transactions

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

The following are included on the pages indicated:

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Insignia Systems, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Insignia Systems, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations and comprehensive loss, shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2011.

Minneapolis, Minnesota

March 15, 2018

Insignia Systems, Inc.
BALANCE SHEETS

As of December 31	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$4,695,000	$12,267,000
Accounts receivable, net	11,864,000	9,879,000
Inventories	301,000	325,000
Income tax receivable	360,000	775,000
Prepaid expenses and other	415,000	689,000
Total Current Assets	17,635,000	23,935,000

Other Assets:
Property and equipment, net	2,670,000	2,430,000
Other, net	1,383,000	1,863,000

Total Assets	$21,688,000	$28,228,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable:
Cash dividends declared ($0.70 per share)	$-	$8,233,000
Other	3,232,000	2,530,000
Accrued liabilities:
Compensation	1,531,000	762,000
Other	667,000	498,000
Deferred revenue	372,000	62,000
Total Current Liabilities	5,802,000	12,085,000

Long-Term Liabilities:
Deferred tax liabilities	245,000	205,000
Accrued income taxes	581,000	554,000
Deferred rent	219,000	275,000
Total Long-Term Liabilities	1,045,000	1,034,000

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 11,914,000 in 2017 and 11,761,000 in 2016	119,000	118,000
Additional paid-in capital	15,361,000	14,991,000
Accumulated deficit	(639,000)	-
Total Shareholders' Equity	14,841,000	15,109,000

Total Liabilities and Shareholders' Equity	$21,688,000	$28,228,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Year Ended December 31	2017	2016
Services revenues	$24,911,000	$23,144,000
Products revenues	1,519,000	1,768,000
Total Net Sales	26,430,000	24,912,000

Cost of services	16,935,000	16,540,000
Cost of goods sold	1,094,000	1,309,000
Total Cost of Sales	18,029,000	17,849,000
Gross Profit	8,401,000	7,063,000

Operating Expenses:
Selling	3,539,000	3,840,000
Marketing	1,716,000	1,190,000
General and administrative	4,054,000	4,109,000
Total Operating Expenses	9,309,000	9,139,000
Operating Loss	(908,000)	(2,076,000)

Other loss	(1,000)	(24,000)
Loss Before Taxes	(909,000)	(2,100,000)

Income tax benefit	(270,000)	(814,000)
Net Loss	$(639,000)	$(1,286,000)

Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	-	11,000
Comprehensive Loss	$(639,000)	$(1,275,000)

Net loss per share:
Basic	$(0.06)	$(0.11)
Diluted	$(0.06)	$(0.11)

Dividends declared per share	$-	$0.70

Shares used in calculation of net loss per share:
Basic	11,717,000	11,629,000
Diluted	11,717,000	11,629,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2016	11,633,000	$116,000	$17,810,000	$6,805,000	$(11,000)	$24,720,000
Issuance of common stock, net	102,000	1,000	45,000	-	-	46,000
Repurchase of common stock, net	(128,000)	(1,000)	(311,000)	-	-	(312,000)
Value of stock-based compensation	54,000	1,000	203,000	-	-	204,000
Restricted stock award issuance	100,000	1,000	(1,000)	-	-	-
Tax deficiency from stock-based awards	-	-	(41,000)	-	-	(41,000)
Cash dividends declared ($0.70 per share)	-	-	(2,714,000)	(5,519,000)	-	(8,233,000)
Net loss	-	-	-	(1,286,000)	-	(1,286,000)
Other comprehensive income, net of tax	-	-	-	-	11,000	11,000

Balance at December 31, 2016	11,761,000	$118,000	$14,991,000	$-	$-	$15,109,000
Repurchase of common stock upon vesting of restricted stock awards and vesting of restricted stock units	21,000	-	(16,000)	-	-	(16,000)
Value of stock-based compensation	72,000	1,000	386,000	-	-	387,000
Restricted stock award issuance	60,000	-	-	-	-	-
Net loss	-	-	-	(639,000)	-	(639,000)
Balance at December 31, 2017	11,914,000	$119,000	$15,361,000	$(639,000)	$-	$14,841,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS

Year Ended December 31	2017	2016
Operating activities:
Net loss	$(639,000)	$(1,286,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,348,000	1,450,000
Changes in allowance for doubtful accounts	72,000	62,000
Deferred income tax expense (benefit)	40,000	(35,000)
Stock-based compensation	387,000	204,000
Gain on sale of property and equipment	-	(80,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,057,000)	(1,549,000)
Inventories	24,000	66,000
Income tax receivable	415,000	(774,000)
Prepaid expenses and other	274,000	117,000
Accounts payable	697,000	(885,000)
Accrued liabilities	882,000	(979,000)
Income tax payable	-	(264,000)
Accrued income taxes	27,000	26,000
Tax deficiency from stock-based awards	-	41,000
Deferred revenue	310,000	(102,000)
Net cash provided by (used in) operating activities	1,780,000	(3,988,000)

Investing activities:
Purchases of property and equipment	(1,159,000)	(1,467,000)
Proceeds received from sale or maturity of investments	-	9,501,000
Proceeds received from sale of property and equipment	-	5,000
Net cash provided by (used in) investing activities	(1,159,000)	8,039,000

Financing activities:
Cash dividends paid ($0.70 per share)	(8,177,000)	-
Proceeds from issuance of common stock, net	-	46,000
Repurchase of common stock upon vesting of restricted stock awards	(16,000)	-
Tax deficiency from stock-based awards	-	(41,000)
Repurchase of common stock, net	-	(312,000)
Net cash used in financing activities	(8,193,000)	(307,000)

Increase (decrease) in cash and cash equivalents	(7,572,000)	3,744,000

Cash and cash equivalents at beginning of year	12,267,000	8,523,000
Cash and cash equivalents at end of year	$4,695,000	$12,267,000

Supplemental disclosures for cash flow information:
Cash (refunded) paid during the year for income taxes	$(743,000)	$238,000

Non-cash investing and financing activities:
Cash dividends declared included in accounts payable	$56,000	$8,233,000
Purchases of property and equipment included in accounts payable and accrued liabilities	39,000	90,000
Non-cash trade-in value utilized for the purchase of equipment	-	75,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
Notes to Financial Statements

1.
Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company operates in a single reportable segment. The Company’s primary products include the Insignia Point-of-Purchase Services (POPS®) and freshADSsm, in-store marketing program, and laser printable cardstock and label supplies. In December 2016, the Company decided to discontinue the sale of The Like MachineTM. Revenue from The Like Machine was not significant in 2016.

Revenue Recognition. Revenues are recognized by the Company when persuasive evidence of an arrangement exists, shipment has occurred, the price is fixed, and collectability is reasonably assured. The Company recognizes revenue from Insignia POPSigns and freshADS ratably over the period of service. The Company recognizes revenue related to equipment and sign card sales at the time the products are shipped to customers. Revenue associated with maintenance agreements is recognized ratably over the life of the contract. Revenue that has been billed and not yet earned is reflected as deferred revenue on the balance sheet. We account for taxes collected for customers on a net basis.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2017, $4,846,000 was invested in an insured sweep account. At December 31, 2016, $11,103,000 was invested in an insured cash sweep account and $1,164,000 was invested in a money market fund. The balances in cash accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Amounts held in checking accounts and in insured cash sweep accounts during the years ended December 31, 2017 and 2016 were fully insured under the Federal Deposit Insurance Corporation.

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

Accounts Receivable. The majority of the Company’s accounts receivable is due from companies in the consumer-packaged goods industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30-150 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

        Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2017	2016
Beginning balance	$141,000	$79,000
Bad debt provision	72,000	67,000
Accounts written-off	-	(5,000)
Ending balance	$213,000	$141,000

Inventories. Inventories are primarily comprised of parts and supplies for the Impulse machine, sign cards, and roll stock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consists of the following:

December 31	2017	2016
Raw materials	$68,000	$123,000
Work-in-process	10,000	27,000
Finished goods	223,000	175,000
	$301,000	$325,000

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

Production tooling, machinery and equipment	1 - 6 years
Office furniture and fixtures	3 years
Computer equipment and software	3 - 5 years

Leasehold improvements are amortized over the shorter of the remaining term of the lease or estimated life of the asset. Internally developed software is amortized over the estimated life of the asset, which is five years.

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no material impairment losses during the years ended December 31, 2017 and 2016.

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

Advertising Costs. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $59,000 and $46,000 during the years ended December 31, 2017 and 2016, respectively.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the year.

Weighted average common shares outstanding for the years ended December 31, 2017 and 2016 were as follows:

Year ended December 31	2017	2016
Denominator for basic net loss per share - weighted average shares	11,717,000	11,629,000

Effect of dilutive securities:
Stock options, restricted stock units and restricted stock units	-	-
Denominator for diluted net loss per share - weighted average shares	11,717,000	11,629,000

Due to the net losses incurred during the years ended December 31, 2017 and 2016, all stock awards were anti-dilutive for these periods.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

Based on this analysis which is in process of being finalized, the adoption of ASC 606 is not expected to have a material impact on the Company’s financial statements as far as the timing and amount of revenue recognized, however, the Company will provide expanded disclosures as a result of the adoption. The Company will adopt the new standard effective January 1, 2018 using the modified retrospective transition method of adoption to uncompleted contracts. Periods prior to the date of adoption are not retrospectively revised but a cumulative effect of the adoption, will be recognized for the impact of ASC 606 on uncompleted contracts at the date of adoption. We have not yet determined the cumulative effect of the adoption which will be recorded as of January 1, 2018, but expect the cumulative adjustment will not be material based on our analysis completed thus far. The Company has assessed and does not anticipate any material changes to information technology systems, processes, and internal controls to support recognition and disclosure of ASC 606. In the first quarter of 2018, the Company will be revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of ASC 606, which include disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgements and assets recognized from the costs to obtain or fulfill a contract. While the Company will provide expanded disclosures as a result of ASC 606, it does not expect this standard to have a material impact on its results of operations and financial condition.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-2, Leases, under which lessees will recognize most leases on the balance sheet. This will generally increase reported assets and liabilities. For public entities, this ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-2 mandates a modified retrospective transition method for all entities. The Company is in the process of determining the impact that the updated accounting guidance will have on our financial statements.

In March 2016, the FASB issued ASU 2016-9, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, this ASU was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the guidance in the first quarter of 2017. The adoption of the guidance did not have a material impact on our financial statements.

2.
Restructuring. The Company implemented a plan to restructure its operations in September 2016, including workforce reductions and other cost-saving initiatives, as well as, adding certain positions. As part of this restructuring plan, the Company reduced its workforce by approximately 12%. A pre-tax restructuring charge of $163,000 was recorded during the year ended December 31, 2016. The Company recorded $83,000 of this charge within cost of sales and $80,000 within operating expenses in the Company’s statement of operations and comprehensive loss. As of December 31, 2016, $42,000 of the pre-tax restructuring charge was included in accrued compensation, and was paid in 2017.

3.
Selling Arrangement.  In 2011, the Company paid News America Marketing In-Store, LLC (News America) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $400,000 for each of the years ended December 31, 2017 and 2016, and is expected to be $400,000 per year over the next three years, and $117,000 in the year ending December 31, 2021, is recorded within cost of services in the Company’s statements of operations and comprehensive loss. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s balance sheet. A summary of the carrying amount of this selling arrangement is as follows as of December 31:

	2017	2016
Gross cost	$4,000,000	$4,000,000
Accumulated amortization	(2,683,000)	(2,283,000)
Net carrying amount	$1,317,000	$1,717,000

4.
Retail Access and Distribution Agreement. On February 21, 2014, the Company and Valassis Sales and Marketing Services, Inc. (“Valassis”) entered into the Retail Access and Distribution Agreement (the “New Valassis Agreement”) that replaced all prior agreements. As a result of this new agreement, Valassis was no longer a reseller of the Company’s POPSign and the Company regained access to all CPG manufacturers for the sale of POPSigns. The net amount paid to Valassis by the Company was $250,000, which was being amortized over the original term of the New Valassis Agreement, which was approximately four years. As of December 31, 2017, this agreement has been fully amortized. Amortization expense related to this agreement was approximately $64,000 during both the years ended December 31, 2017 and December 31, 2016.

5.
Property and Equipment. Property and equipment consists of the following at December 31:

Year ended December 31	2017	2016
Property and Equipment:
Production tooling, machinery and equipment	$4,003,000	$4,000,000
Office furniture and fixtures	325,000	322,000
Computer equipment and software	2,680,000	1,301,000
Leasehold improvements	577,000	577,000
Construction in-progress	206,000	523,000
	7,791,000	6,723,000
Accumulated depreciation and amortization	(5,121,000)	(4,293,000)
Net Property and Equipment	$2,670,000	$2,430,000

Depreciation expense for the years ended December 31, 2017 and 2016 was $868,000 and $785,000, respectively.

6.
Commitments and Contingencies.

Operating Leases. The Company’s lease for its headquarters is through March 31, 2021. Rent expense under this lease, excluding operating costs, was approximately $150,000 for the years ended December 31, 2017 and December 31, 2016.

In 2015, in connection with our amendment on this lease, the Company incurred costs related to the build-out of its facility and other relocation costs, as well as costs for new furniture and equipment, a portion of which was funded by a tenant allowance of $275,000, which was recorded as deferred rent and other assets as of December 31, 2015 and payment was received in 2016. The balance of deferred rent as of December 31, 2017 and 2016, includes the impact of the straight-line expense of the lease payments and the amortization of the tenant allowance.

Minimum future lease obligations under the lease, excluding operating costs, are approximately as follows for the years ending December 31:

2018	$211,000
2019	217,000
2020	222,000
2021	57,000

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for fixed or store-based payments rather than sign placement-based payments resulting in minimum commitments each year in order to maintain the agreements. During the years ended December 31, 2017 and 2016, the Company incurred $5,203,000 and $5,376,000 of costs related to fixed and store-based payments, respectively. The amounts are recorded in cost of services in the Company’s statements of operations and comprehensive loss.

Aggregate commitment amounts under agreements with retailers are approximately as follows for the years ending December 31:

2018	$2,933,000
2019	1,448,000
2020	1,240,000
2021	710,000

On an ongoing basis the Company negotiates renewals of various retailer agreements, retailer contracts generally have terms of one to three years. Upon the completion of future contract renewals, the annual commitment amounts for 2018 and thereafter are expected to be in excess of the amounts above.

Legal. The Company is subject to various legal matters in the normal course of business. The outcome of these matters is not expected to have a material effect on the Company’s financial position or results of operations.

7.
Shareholders’ Equity.

Stock-Based Compensation. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which subject to approval by the Board of Directors, selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

The following table summarizes the stock-based compensation expense that was recognized in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2017 and 2016:

Year ended December 31	2017	2016
Cost of sales	$52,000	$28,000
Selling	75,000	52,000
Marketing	51,000	1,000
General and administrative	209,000	123,000
	$387,000	$204,000

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2017	2016
Stock Options:
Expected life (years)	2.0	2.5
Expected volatility	46%	41%
Dividend yield	0%	0%
Risk-free interest rate	1.0%	1.0%

	2017	2016
Stock Purchase Plan Options:
Expected life (years)	1.0	1.0
Expected volatility	51%	31%
Dividend yield	0%	0%
Risk-free interest rate	0.9%	0.6%

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

In 2015, the 2013 Plan was amended to increase the total number of shares available to a total of 1,100,000 shares. Under the terms of the 2013 Plan, as amended, the Company may grant up to 1,100,000 awards in a variety of instruments including stock options, restricted stock and restricted stock units to employees, consultants and directors generally at an exercise price at or above 100% of fair market value at the close of business on the date of grant. Stock options expire 10 years after the date of grant and generally vest over three years. The Company issues new shares of common stock upon grant of restricted stock, when stock options are exercised, and when restricted stock units are vested and/or settled.

In 2016, our Board of Directors amended the 2003 Incentive Stock Option Plan (the “2003 Plan”) and the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”) to permit equitable adjustments to outstanding awards in the event of a special dividend. In March 2017, the Board of Directors approved the modification of all outstanding stock option awards to provide option holders with substantially equivalent economic value after the effect of the dividend. The modification resulted in the grant of options to purchase 150,474 additional shares. Total stock-based compensation expense for the modification was approximately $79,000, which was recorded during 2017.

The following table summarizes activity under the 2003 and 2013 Plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2016	477,534	895,161	$2.73
Shares reserved	—	—
Stock awards granted	(54,036)	—
Restricted stock units and awards granted	(189,875)	—
Stock options granted	(20,000)	20,000	2.90
Stock options exercised	—	(227,833)	1.72	$143,531
Cancelled or forfeited - 2013 Plan options	237,500	(237,500)	2.86
Cancelled or forfeited - 2013 Plan restricted stock and restricted stock units	50,499	—	2.72
Cancelled or forfeited - 2003 Plan options	—	(30,666)	3.22

Balance at December 31, 2016	501,622	419,162	3.18

Shares reserved	—	—
Options granted for modification	(61,814)	150,474
Stock awards granted	(72,115)	—
Restricted stock units and awards granted	(203,424)	—
Stock options granted	—	—
Stock options exercised	—	—
Cancelled or forfeited - 2013 Plan options	103,349	(103,349)	2.20
Cancelled or forfeited - 2013 Plan restricted stock and restricted stock units	29,382	—	2.01
Cancelled or forfeited - 2003 Plan options	—	(99,941)	2.20

Balance at December 31, 2017	297,000	366,346	2.41

The number of options exercisable under the Plans was:

December 31, 2017	366,346
December 31, 2016	381,836

The following table summarizes information about the stock options outstanding at December 31, 2017:

	Options Outstanding				Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.18 - $2.04	94,485	4.57	years	$1.35	94,485	$1.35
$2.05 - $3.09	215,848	4.83	years	2.46	215,848	2.46
$4.02	56,013	2.40	years	4.02	56,013	4.02
	366,346	4.39	years	$2.41	366,346	$2.41

Options outstanding under the Plans expire at various dates during the period from May 2018 through June 2025. Options outstanding at December 31, 2017 had an aggregate intrinsic value of $453. Options exercisable at December 31, 2017 had a weighted average remaining life of 4.39 years and an aggregate intrinsic value of $453. The weighted average grant-date fair value of options granted during the year ended December 31, 2016 was $0.56.

The Company granted shares of common stock to the non-employee members of our Board of Directors, pursuant to the 2013 Plan. The total number of shares granted to the non-employee directors was 72,115 and 54,036 during the years ended December 31, 2017 and 2016, respectively. The shares were issued at a weighted average value of $1.04 per share in 2017 and $2.19 per share in 2016, based on the stock price on the date of grant, for a total value and expense of $75,000 in 2017 and a total value of $119,000 in 2016, of which $109,000 is included in stock-based compensation expense for the year ended December 31, 2016.

During the year ended December 31, 2017, the Company issued 60,000 shares of restricted stock under the 2013 Plan. The shares underlying the award were assigned a value of $1.09 per share, which was the closing price of our common stock on the date of grant, and are scheduled to vest over the two years following the date of grant. During the year ended December 31, 2016, the Company issued 100,000 shares of restricted stock under the 2013 Plan. The shares underlying the award were assigned a value of $2.33 per share, which was the closing price of our common stock on the date of grant, and is scheduled to vest over the five years following the date of grant.

During the year ended December 31, 2016, the Company issued 21,875 performance-based restricted stock units under the 2013 Plan. Each unit represents the right to acquire one share of the Company’s common stock. The units were assigned a weighted average value of $0.85 per unit, based on market condition assumptions, and are scheduled to vest with respect to 80% of the units if the price of the Company’s common stock during the applicable measurement period exceeds a minimum performance threshold or 100% if a maximum performance threshold is exceeded. No performance-based restricted stock units were offered during the year ended December 31, 2017.

During the year ended December 31, 2017, the Company issued 143,424 restricted stock units under the 2013 Plan. The units were assigned a weighted average value of $1.13 per share, based on the stock price on the date of the grant, and vest and settle in shares of common stock on a 1:1 basis over two years. During the year ended December 31, 2016, the Company issued 68,000 restricted stock units under the 2013 Plan. The units were assigned a weighted average value of $2.20 per share, based on the stock price on the date of the grant, and vest over two years.

Restricted stock and restricted stock unit transactions during the years ended December 31, 2017 and 2016 are summarized as follows:

	Number of Shares	Weighted average grant date fair value
Unvested shares at January 1, 2016	88,666	$2.72
Granted	189,875	2.11
Vested	(23,167)	2.68
Forfeited or surrendered	(50,499)	2.72
Unvested shares at December 31, 2016	204,875	$2.16
Granted	203,424	1.12
Vested	(56,438)	1.05
Forfeited or surrendered	(29,382)	2.01
Unvested shares at December 31, 2017	322,479	$1.69

As of December 31, 2017, there was approximately $294,288 of total unrecognized compensation costs related to restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 1.5 years.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “Plan”) that enables employees to contribute up to 10% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of the year. During the year ended December 31, 2017, employees purchased 48,320 shares under the Plan. There were no purchases for the year ended December 31, 2016. At December 31, 2017, 85,721 shares were reserved for future employee purchases of common stock under the Plan. For the years ended December 31, 2017 and 2016, the Company recognized $29,000 and $0, respectively, of stock-based compensation expense related to the Plan.

Stock Repurchase Plans. On October 30, 2015, the Board authorized the repurchase of up to $5,000,000 of the Company’s common stock on or before October 30, 2017. The plan allowed the repurchases to be made in open market or privately negotiated transactions. The plan did not obligate the Company to repurchase any particular number of shares.

For the year ended December 31, 2016, the Company repurchased approximately 128,000 shares at a total cost of $312,000. There were no share repurchases under the plan during 2017.

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

8.
Income Taxes. Income tax benefit consists of the following:

Year Ended December 31	2017	2016
Current taxes - Federal	$(316,000)	$(729,000)
Current taxes - State	6,000	(50,000)
Deferred taxes - Federal	(23,000)	1,000
Deferred taxes - State	63,000	(36,000)

Income tax benefit	$(270,000)	$(814,000)

The actual tax benefit attributable to income before taxes differs from the expected tax benefit computed by applying the U.S. federal corporate income tax rate of 34% as follows:

Year Ended December 31	2017	2016
Federal statutory rate	34.0%	34.0%

Stock-based awards	(7.0)	2.1
State taxes	1.5	6.3
Other permanent differences	(1.8)	(0.8)
Impact of uncertain tax positions	(3.0)	(1.2)
Valuation allowance	(8.5)	(1.5)
Tax rate change	14.7	-
Other	(0.2)	(0.1)

Effective federal income tax rate	29.7%	38.8%

Components of resulting noncurrent deferred tax assets (liabilities) are as follows:

As of December 31	2017	2016
Deferred tax assets
Accrued expenses	$183,000	$171,000
Inventory reserve	42,000	65,000
Stock-based awards	52,000	53,000
Reserve for bad debts	50,000	51,000
Net operating loss and credit carryforwards	61,000	26,000
Other	25,000	38,000
Valuation allowance	(108,000)	(31,000)

Total deferred tax assets	$305,000	$373,000

Deferred tax liabilities
Depreciation	$(465,000)	$(400,000)
Prepaid expenses	(85,000)	(175,000)
Prepaid compensation	-	(3,000)

Total deferred tax liabilities	(550,000)	(578,000)

Net deferred income tax liabilities	$(245,000)	$(205,000)

The Company evaluates all significant available positive and negative evidence, including the existence of losses in prior years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company’s recent performance. The change in the valuation allowance for the years ended December 31, 2017 and 2016 was $77,000 and $31,000, respectively. The valuation allowance as of December 31, 2017 and 2016 was the result of certain capital losses and at December 31, 2017 includes state income tax credits and state net operating losses carried forward which the Company does not believe are more likely than not to be realized.

The Company has recorded a liability of $581,000 and $554,000 for uncertain tax positions taken in tax returns in previous years as of December 31, 2017 and 2016, respectively. This liability is reflected as accrued income taxes on the Company’s balance sheets. The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years 2013 and forward are open for examination and assessment by the Internal Revenue Service. With limited exceptions, tax years prior to 2013 are no longer open in major state and local tax jurisdictions. The Company does not anticipate that the total unrecognized tax benefits will change significantly prior to December 31, 2018.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows:

Balance at January 1, 2016	$528,000
Decreases due to current year positions	(2,000)
Increases due to interest	28,000
Balance at December 31, 2016	554,000
Increases due to interest	27,000
Balance at December 31, 2017	$581,000

9.
Employee Benefit Plans. The Company sponsors a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. During the years ended December 31, 2017 and 2016, the Company made matching contributions of $58,000 and $55,000, respectively.

10.
Concentrations.

Major Customers. During the year ended December 31, 2017, one customer accounted for 26% of the Company’s total net sales. At December 31, 2017, three customers represented 29%, 12% and 11% of the Company’s total accounts receivable. During the year ended December 31, 2016, one customer accounted for 33% of the Company’s total net sales. At December 31, 2016, one customer represented 37% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

Export Sales. Export sales accounted for less than 1% of total net sales during the years ended December 31, 2017 and 2016.

11.
Quarterly Financial Data. (Unaudited)

Quarterly data for the years ended December 31, 2017 and 2016 was as follows:

Year Ended December 31, 2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$4,767,000	$5,849,000	$7,723,000	$8,091,000
Gross profit	629,000	1,498,000	2,743,000	3,531,000
Net income (loss)	(1,191,000)	(534,000)	451,000	635,000
Net income (loss) per share:
Basic	$(0.10)	$(0.05)	$0.04	$0.05
Diluted	$(0.10)	$(0.05)	$0.04	$0.05

Year Ended December 31, 2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$6,078,000	$6,617,000	$6,469,000	$5,748,000
Gross profit	1,967,000	2,116,000	2,000,000	980,000
Net loss	(322,000)	(87,000)	(167,000)	(710,000)
Net loss per share:
Basic	$(0.03)	$(0.01)	$(0.01)	$(0.06)
Diluted	$(0.03)	$(0.01)	$(0.01)	$(0.06)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2017 were effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. In conducting its evaluation, our management used the criteria set forth by the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated into this item by reference is the information appearing under the headings “Proposal One – Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2018 Annual Meeting of Shareholders we intend to file with the SEC (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Executive Officers of the Registrant
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Kristine A. Glancy	40	President, Chief Executive Officer and Secretary
Jeffrey A. Jagerson	51	Vice President of Finance, Chief Financial Officer and Treasurer

Kristine A. Glancy has been our President and Chief Executive Officer since May 2016, and a member of the Board of Directors since June 2017. Prior to joining the Company, Ms. Glancy served in various roles at The Kraft Heinz Company from 1999 to 2016, most recently as Customer Vice President from May 2013 to April 2016. She held the positions of Director of Sales from June 2012 to May 2013 and National Customer Manager from November 2010 to June 2012. Her more than 17 years as a sales and marketing executive provide the necessary skills to the Board and Company in the areas of sales, product strategy, customer relations, business and brand development. Ms. Glancy holds a Bachelor of Arts degree in Marketing and International Business from Saint Mary’s University and an MBA from Fordham University, New York City.

Jeffrey A. Jagerson has been our Vice President of Finance, Chief Financial Officer and Treasurer since July 2017. Prior to joining the Company, Mr. Jagerson served as Chief Financial Officer at Christensen Farms from March 2014 to March 2017. He previously served as Vice President of Finance and Accounting at Digital River from July 2009 to March 2014 and served as the Corporate Controller from February 2008 to July 2009. Mr. Jagerson also served in various executive and financial roles at ADC Telecommunications from May 1995 to February 2008 and Honeywell from June 1988 to May 1995. His more than 29 years as an Accounting and Finance professional and executive provides the necessary skills to the Board and Company in the areas public company financial reporting, tax, audit, and treasury management. Mr. Jagerson holds a Bachelor of Science degree in Accounting from Minnesota State University, Mankato and an MBA from the Carlson School of Business at the University of Minnesota.

Executive officers are elected annually by the Board and serve for a one-year period. There are no family relationships among any of the executive officers and directors of the Company.

Code of Ethics/Code of Conduct

We have in place a “code of ethics” within the meaning of Rule 406 of Regulation S-K, which is applicable to our senior financial management, including specifically our principal executive officer and principal financial officer. A copy of the Code of Ethics is available on our website (www.insigniasystems.com) under the “Investor Relations - Corporate Governance” caption. We intend to satisfy our disclosure obligations regarding any amendment to, or a waiver from, a provision of this code of ethics by posting such information on the same website.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2017 and 2016
Statements of Operations and Comprehensive Loss for the years ended December 31, 2017 and 2016
Statements of Shareholders’ Equity for the years ended December 31, 2017 and 2016
Statements of Cash Flows for the years ended December 31, 2017 and 2016
Notes to Financial Statements

(a)
Exhibits

Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 1-13471.

Exhibit Number	Description	Incorporated By Reference To

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008	Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

3.2	Composite stated Bylaws of Registrant, as amended through December 5, 2015	Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

*10.1	2003 Incentive Stock Option Plan, as amended	Exhibit 10.1 of the Registrant’s Form 8-K filed December 2, 2016

*10.2	Form of Incentive Stock Option Agreement under 2003 Incentive Stock Option Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed January 16, 2013

*10.3	2013 Omnibus Stock and Incentive Plan, as amended	Exhibit 10.2 of the Registrant’s Form 8-K filed December 2, 2016

*10.4	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed August 23, 2013

*10.5	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.2 of the Registrant’s Form 8-K filed August 23, 2013

*10.6	Form of Stock Grant Agreement for Non-Employee Directors under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed December 16, 2013

*10.7	Form of Restricted Stock Unit Agreement for Employees under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed May 28, 2014

*10.8	Form of Restricted Stock Award Agreement for Employees under the 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2017

*10.9	Employee Stock Purchase Plan, as amended	Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-182981

*10.10	Letter Agreement dated March 15, 2016 between Timothy J. Halfmann and the Company	Exhibit 10.1 of the Registrant’s Form 8-K filed March 17, 2016

*10.11	Employment Agreement with Kristine Glancy dated April 8, 2016	Exhibit 10.1 of the Registrant’s Form 8-K filed April 13, 2016

*10.12	Change in Control Severance Agreement with Kristine Glancy dated April 8, 2016	Exhibit 10.2 of the Registrant’s Form 8-K filed April 13, 2016

*10.13	Employment Agreement with Jeffrey Jagerson dated July 17, 2017	Exhibit 10.1 of the Registrant's Form 8-K filed June 30, 2017

*10.14	Change in Control Agreement with Jeffrey Jagerson dated July 17, 2017	Exhibit 10.2 of the Registrant’s Form 8-K filed June 30, 2017

10.15	Lease Agreement between the Company and the Landlord (Opus Northwest L.L.C.) dated March 27, 2008 (Exhibits Omitted)	Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

10.16	First Amendment to Industrial/Warehouse Lease Agreement with James Campbell Company LLC dated September 14, 2015	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2015

^10.17	Exclusive Agreement for Sale and Implementation of Specified Signs with Price approved June 6, 2011	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011

^10.18	Settlement Agreement and Release with News America Marketing In-Store, LLC, dated February 9, 2011, including exhibits	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2011

^10.19	Retail Access and Distribution Agreement with Valassis Sales and Marketing Services, Inc. dated February 21, 2014	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2014

10.20	Registration and Standstill Agreement with Sardar Biglari, The Lion Fund II, L.P. and Biglari Capital Corp. dated November 9, 2017	Exhibit 10.1 of the Registrant’s Form 8-K dated November 13, 2017

+23.1	Consent of Independent Registered Public Accounting Firm

+31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
+31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

++32	Section 1350 Certification
+101.1
The following materials from Insignia Systems, Inc.’s Annual Report on Form 10-K for the year ending December 31, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting
Language): (i) Balance Sheets, (ii) Statements of Operations and Comprehensive Loss, (iii) Statements of Cash Flows, (iv) Statements of Stockholders’ Equity, and (v) Notes to Financial Statements.

  *   Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report pursuant to Item 15(b) of Form 10-K.
  +   Filed herewith.
++   Furnished herewith.
  ^   Portions of this exhibit are treated as confidential pursuant to a request for confidential treatment filed by Insignia with the SEC.

Item 16.   Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Insignia Systems, Inc.

Dated: March 15, 2018	By: /s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kristine A. Glancy	President, Chief Executive Officer, Secretary and Director (principal executive officer)	March 15, 2018
Kristine A. Glancy

/s/ Jeffrey A. Jagerson	Vice President of Finance, Chief Financial Officer and Treasurer (principal financial officer)	March 15, 2018
Jeffrey A. Jagerson

/s/ F. Peter Zaballos	Chairman of the Board, Director	March 15, 2018
F. Peter Zaballoss

/s/ Jacob J. Berning	Director	March 15, 2018
Jacob J. Berning

/s/ Rachael B. Vegas	Director	March 15, 2018
Rachael B. Vegas

/s/ Steven R. Zenz	Director	March 15, 2018
Steven R. Zenz