Form 10-K/A
period 2017-12-31
INSIGNIA SYSTEMS INC/MN
filed 2018-04-30
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Insignia Systems, Inc. for the year ended December 31, 2017 that was originally filed with the Securities and Exchange Commission on March 15, 2018 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we expect to file a definitive proxy statement after that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC made after the Original Filing.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Directors of the Registrant

All directors of the Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. Our Bylaws, as amended, provide that the Board shall consist of between two and no more than nine members, as designated by resolution of the Board from time to time.

The following individuals are our current directors:

Name	Age	Position
Jacob J. Berning	45	Director
Kristine A. Glancy	40	Director, President, Chief Executive Officer and Secretary
Rachael B. Vegas	41	Director
F. Peter Zaballos	59	Director, Chairman of the Board
Steven R. Zenz	64	Director

Jacob J. Berning, 45, has served as Marketing Vice President at The Schwan Food Company since September 2014. Mr. Berning has extensive leadership experience across a diverse set of businesses and teams in the consumer packaged goods industry. His 18 years of marketing experience working with a variety of different brands also includes time as Marketing Director of WhiteWave Foods Company from July 2011 to September 2014 and Marketing Manager at General Mills, Inc. from September 2003 to July 2011. These experiences provide knowledge and understanding of the industry representing the majority of our customer base. He served as a director of the Company from December 2014 until the conclusion of our 2016 Annual Meeting in June 2016. He was originally elected to the Board in accordance with a standstill arrangement among the Company and a shareholder group composed of Nicholas J. Swenson, Air T, Inc., Groveland Capital LLC and Groveland Hedged Credit Fund LLC. He did not stand for re-election at the 2016 Annual Meeting. Mr. Berning was re-elected to the Board at the 2017 Annual Meeting. He has a BA degree from the University of Minnesota and an MBA (Finance and Marketing) from New York University.

Kristine A. Glancy, 40, has been our President and Chief Executive Officer since May 2016, and a Board member since June 2017. Prior to joining the Company, Ms. Glancy served in various roles at The Kraft Heinz Company from 1999 to 2016, most recently as Customer Vice President from May 2013 to April 2016. She held the positions of Director of Sales from June 2012 to May 2013 and National Customer Manager from November 2010 to June 2012. Her more than 17 years as a sales and marketing executive provide the necessary skills to the Board and Company in the areas of Sales, Product Strategy, Customer Relations, Business and Brand Development. Ms. Glancy holds a Bachelor of Arts degree in Marketing and International Business from Saint Mary’s University and an MBA from Fordham University, New York City.

Rachael B. Vegas, 41, has served as a member of the Board since June 2017. She has served as the Chief Merchant at Brandless, Inc. since March 2016. She previously served in various roles at Target Corporation, Food Lion and Hannaford Supermarkets from 1997 to 2016. Most recently, from February 2014 to February 2016 as Vice President, General Merchandising Manager; Center Store, Grocery; from February 2013 to February 2014 as Vice President Merchandising Manager; Dry Grocery, Snacks, Candy; from February 2011 to February 2013 as Vice President Merchandising Manager; Snacks, Beverages, Pet Care, Candy and Liquor. Ms. Vegas’ experience in retail and consumer packaged goods industries are valuable to the Company. Ms. Vegas holds Bachelor of Arts degree in International Relations from Tufts University and an MBA from Kenan-Flagler Business School, University of North Carolina.

F. Peter Zaballos, 59, has served as a member of the Board since June 2015. He served as Co-Chairman of the Board from January 2016 to March 1, 2017 and Chairman of the Board since March 1, 2017. Mr. Zaballos served as the Vice President of Marketing and Product at SPS Commerce from September 2012 until January 2018. Previously, he served as Vice President of Marketing at SPS Commerce from April 2012 to September 2012. From 2010 to 2011, he held the positions of Vice President, Product and Vice President, Marketing and Business Development at StudyBlue, a

cloud service reaching more than a million high school and college students. His more than 15 years as a marketing executive and board experience provide knowledge and skills to the Board in the areas of brand development and marketing, product strategy, business development and innovation. Mr. Zaballos has a Bachelor of Science degree from the University of California, Berkeley, and a Master’s degree (SM) in Management from the Massachusetts Institute of Technology (MIT), Sloan School of Management.

Steven R. Zenz, 64, has served as a member of the Board since October 2013. He is a former partner of the audit and advisory firm KPMG, where he served in various capacities in his 34 years with the firm, including partner in charge of the audit group and partner in charge of the firm’s SEC and technical accounting practices in KPMG’s Minneapolis, Minnesota office as well as lead audit partner for many publicly-held company clients. Since his retirement from KPMG in 2010, Mr. Zenz has acted as a consultant on merger and acquisition transactions providing advice on valuations, SEC filings, technical accounting and integration, which we believe will benefit the Company. He also serves on the boards of directors of the William Blair Mutual Funds, RedBrick Health Corporation and Frankly Inc. (Toronto Stock Exchange). He holds a Bachelor of Science degree in Accounting and a Masters of Business Taxation degree from the University of Minnesota.

Executive Officers of the Registrant

The following individuals are our current executive officers:

Name	Age	Position
Kristine A. Glancy	40	Director, President, Chief Executive Officer and Secretary
Jeffrey A. Jagerson	51	Vice President of Finance, Chief Financial Officer and Treasurer

Kristine A. Glancy’s background information is disclosed above under “Directors of the Registrant.”

Jeffrey A. Jagerson, has been our Vice President of Finance, Chief Financial Officer and Treasurer since July 2017. Prior to joining the Company, Mr. Jagerson served as Chief Financial Officer at Christensen Farms from March 2014 to March 2017. He previously served as Vice President of Finance and Accounting at Digital River from July 2009 to March 2014 and served as the Corporate Controller from February 2008 to July 2009. Mr. Jagerson also served in various executive and financial roles at ADC Telecommunications from May 1995 to February 2008 and Honeywell from June 1988 to May 1995. His more than 29 years as an Accounting and Finance professional and executive provides the necessary skills to the Board and Company in the areas public company financial reporting, tax, audit, and treasury management. Mr. Jagerson holds a Bachelor of Science degree in Accounting from Minnesota State University, Mankato and an MBA from the Carlson School of Business at the University of Minnesota.

Executive officers are elected annually by the Board and serve for a one-year period. There are no family relationships among any of the executive officers and directors of the Company.

Committees of the Board of Directors

The current membership of the Board’s standing committees is set forth in the following table. The Nominating and Corporate Governance Committee was chartered in April 2018.

Director	Audit	Compensation	Nominating and Corporate Governance	Independent Director
Jacob J. Berning	Member		Chair	Yes
Kristine A. Glancy				No
Rachael B. Vegas		Member	Member	Yes
F. Peter Zaballos	Member	Chair		Yes
Steven R. Zenz	Chair	Member	Member	Yes

Audit Committee Financial Expert

Mr. Zenz has been designated by the Board as an “audit committee financial expert,” as that term is defined by the rules of the SEC. Through his extensive experience as a former partner of the audit and advisory firm KPMG LLP and his current consulting roles, he possesses: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements with a breadth and level of complexity commensurate with those presented by the Company’s financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires that our directors and executive officers file initial reports of ownership and reports of changes in ownership with the SEC. Directors and executive officers are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us and written representations from our directors and executive officers, all Section 16(a) filing requirements were met for 2017.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information about all compensation (cash and non-cash) awarded to, earned by or paid to our Chief Executive Officer, the only other executive officer serving at the end of fiscal 2017, and a former executive for whom disclosure would have been required but for the fact that he did not serve as an executive officer at the end of fiscal 2017 (collectively, our “Named Executive Officers”) for the fiscal years ended December 31, 2017 and 2016.

Name and Position	Year	Salary	Bonus(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	Total
Kristine A. Glancy(4)	2017	$283,038	$80,000	$16,650(5)	$190,922	$570,610
President, Chief Executive Officer and Secretary	2016	$169,231	$100,000	$233,000(6)	$–	$502,231

Jeffrey A. Jagerson(7)	2017	$99,423	$–	$65,400(8)	$71,101	$235,924
Vice President of Finance, Chief Financial Officer and Treasurer

Mark A. Cherrey(9)	2017	$64,669	$–	$–	$–	$64,669
Former Director of Finance and Controller	2016	$117,521	$15,000	$7,455(10)	$–	$139,976
  ______________________________
(1
As part of Ms. Glancy’s initial employment agreement, she received a cash signing bonus in the amount of $180,000, of which $100,000 was paid in May 2016 and the remaining $80,000 was paid in May 2017.  Mr. Cherrey received a $15,000 cash bonus in 2016 at the discretion of the Board of Directors, based on the recommendation of its Compensation Committee, as recognition for his additional duties as interim principal financial and accounting officer.
(2)
Amounts shown in the Stock Awards column represent the aggregate grant date fair value of restricted stock awards granted during the applicable year. Grand date fair values are computed in accordance with FASB AS Topic 718 using assumptions discussed in Note 7 to the financial statements for the fiscal year ended December 31, 2017 included in the Original Filing.
(3)
Represents payments pursuant to the Executive Incentive Plan for the years indicated, which were paid in the following year.
(4)
Ms. Glancy joined the Company on May 9, 2016.
(5)
Amount shown represents the aggregate grant date fair value of restricted stock granted on September 19, 2017.
(6)
Amount shown represents the aggregate grant date fair value of restricted stock granted on May 13, 2016.
(7)
Mr. Jagerson joined the Company on July 17, 2017.
(8)
Amount shown represents the aggregate grant date fair value of restricted stock granted on September 1, 2017.
(9)
Mr. Cherrey resigned from all positions with the Company on June 30, 2017.
(10)
Amount shown represents the aggregate grant date fair value of restricted stock units granted on August 10, 2016. These stock awards expired on the date Mr. Cherrey resigned from the Company.

Executive Compensation

The principal components of compensation for the Named Executive Officers are: (i) base salary; (ii) non-equity incentive compensation in the form of an annual cash bonus under the Executive Incentive Plan; and (iii) long-term, equity-based incentive compensation in the form of restricted stock units. These components of compensation are summarized below, followed by a description of each Named Executive Officer’s individual agreements with the Company and the compensation received thereunder.

Executive Incentive Plan

The Executive Incentive Plan was originally established in 2007 and applies to future fiscal years until terminated or superseded. The executive officers are eligible to earn annual cash bonus payments if the Company meets pre-established financial performance objectives. Ms. Glancy and Mr. Jagerson were eligible to participate in the Executive Incentive Plan in 2017. Mr. Jagerson participated on a pro-rated basis based on portion of the fiscal year elapsed after his initial employment date.

For 2017, the Equity Incentive Plan provided that, for each of the participants, (a) 70% of the bonus potential was allocated to the Company’s performance against target operating income (loss), and (b) the remaining 30% of the bonus potential was allocated to individual performance against personal goals established by the Board of Directors.

Company Performance-Based Payment

For 2017, the Compensation Committee established a target operating loss of $1,557,000 and approved the following schedule of potential payments under the Executive Incentive Plan:

Bonus Level	Operating Income (Loss)	Percent of Target Variable Compensation
Threshold	Less than 80% of Target	None
	80–89% of Target	25–74.9%
	90–99% of Target	75–99.9%
Plan	100–109% of Target	100–114.9%
	110–129% of Target	115–139.9%
	130–149% of Target	140–159.9%
Maximum	150% or greater of Target	160%

Based on an actual operating loss of $908,000 for 2017, as reported in Part II, Item 8, of the Original Report, the Committee approved payments representing 150% of target variable compensation, representing payments of $150,150 to Ms. Glancy and $56,547 to Mr. Jagerson.

Revenue-Based Multiplier

If Insignia’s operating income (loss) for a fiscal year is at or greater than 110% of the above-reference target performance level, then participants are also eligible to have their payment based on operating income (loss) increased based on a multiplier determined by total net sales. For 2017, the Compensation Committee established a total net sales target of $27,390,000 and approved the following schedule of potential payments:

Operating Income (Loss)	Total Net Sales	Resulting Multiplier
110-129% of Target	100% or greater of Target	110%
130-149% of Target	100% or greater of Target	115%
150% or greater of Target	100% or greater of Target	120%

Participants were only eligible to receive this supplemental bonus amount if both (i) operating income (loss) exceeded 110% target performance and (ii) total net sales revenue met or exceeded the applicable target performance level. Because total net sales were below target, no multiplier was applied for 2017.

Individual Performance

For 2017, the remaining 30% of the potential payments under the Executive Incentive Plan was determined based on individual performance against personal goals established by the Board of Directors. Based on a variety of factors, including company-wide business development performance under their leadership during 2017, the Compensation Committee approved a final payment of $40,772 to Ms. Glancy and a pro-rated final payment of $14,554 to Mr. Jagerson under this part of the program.

Actions Relating to Fiscal 2018 Incentive Compensation

In April 2018, our Board of Directors, as recommended by its Compensation Committee, adopted the 2018 Executive Cash Incentive Plan (the “2018 Cash Plan”), which replaced the Executive Incentive Plan. The only employees currently eligible to participate in the Plan are the Company’s two executive officers: Ms. Glancy and Mr. Jagerson. The 2018 Cash Plan provides that for each of the participants, (a) 70% of the bonus potential has been allocated to the Company’s performance against target operating income (loss), inclusive of all compensation expenses (“Profit”), and (b) the remaining 30% of the bonus potential has been allocated to individual performance against personal goals established by the Board of Directors. The total target bonuses under the 2018 Cash Plan are equal to 50% of each participant’s respective base salary and payouts, if any, would range from 8.75% to 82.2% of each participant’s base salary.

The Committee plans to determine the level of each participant’s satisfaction of their personal goals and the resulting payout of up to a maximum of 30% of their respective bonus potential, which determination will be independent of achievement Company performance against the Profit target. All bonus calculations under the 2018 Cash Plan will be subject to review and final approval by the Committee prior to payment.

Long-term, Equity-Based Incentive Compensation (Restricted Stock Awards and Restricted Stock Units)

The Compensation Committee has determined that restricted stock awards and restricted stock units are each appropriate under certain circumstances, based factors including market practices and our overall compensation philosophy. During 2017, all restricted stock and restricted stock units were granted under our 2013 Omnibus Plan. Historically, each award of restricted stock or restricted stock units is scheduled to vest in one-half increments on the anniversary of the date of grant over two years.

On September 1, 2017, Mr. Jagerson received an award of 60,000 shares of restricted stock. On September 19, 2017, Ms. Glancy received an award of 15,000 restricted stock units, each representing a contingent right to receive one share of common stock.

Severance and Change in Control Arrangements with Named Executive Officers

In connection with Ms. Glancy’s election to serve as the Company’s Chief Executive Officer, effective May 9, 2016, the Company and Ms. Glancy have entered into an Employment Agreement and a Change in Control Agreement, each effective as of May 9, 2016. Her Employment Agreement provides that Ms. Glancy will receive an established annual base salary, subject to increase from time to time, target incentive compensation awards beginning with 2016, a cash signing bonus, and participation in customary benefit plans and programs, in addition to a one-time equity award.

Pursuant to her Employment Agreement, in the event of Ms. Glancy’s involuntary termination without cause or voluntary termination with good reason, she will be eligible to receive accrued and unpaid compensation as well as the following severance pay and benefits: (1) the annual incentive compensation she would have been entitled to receive for the year in which her termination occurs as if she had continued until the end of that fiscal year, determined based on the Company’s actual performance for that year relative to the performance goals applicable to Ms. Glancy, prorated for the number of days in the fiscal year through her termination date and generally payable in a cash lump sum at the time such incentive awards are payable to other participants; (2) an applicable percentage of Ms. Glancy’s annual base salary as in effect at the time of Termination, payable in a single lump sum payment no later than 60 days following the termination date; and (3) welfare benefit continuation for four months following termination. In the event of Ms. Glancy’s death, disability, involuntary termination for cause or voluntary termination without good reason, Ms. Glancy will be entitled to accrued and unpaid compensation as provided in the Employment Agreement. The “applicable percentage” is 50% during the first year of Ms. Glancy’s employment and 100% thereafter. “Cause” is defined in Ms. Glancy’s Employment Agreement as (a) the deliberate and continued failure to substantially perform the duties and responsibilities; (b) the criminal felony conviction of, or a plea of guilty or nolo contendere; (c) the material violation of Company policy; (d) the act of fraud or dishonesty resulting or intended to result in personal enrichment at the expense of the Company; (e) the gross misconduct in performance of duties that results in material economic harm to the Company; or (f) the material breach of the Employment Agreement by Ms. Glancy. “Good reason” includes demotion, reduction in salary or benefits, and certain other events.

Under Ms. Glancy’s Change in Control Agreement, as amended on April 28, 2018, upon a qualifying termination, she would be eligible to receive the following, subject to offset by the amount of any severance previously paid to her under any employment agreement with the Company: (1) a lump sum severance payment equal to 200% of her base salary, (2) cash payment equal to the sum of (x) unpaid incentive compensation that has been allocated or awarded to Ms. Glancy for a completed fiscal year preceding the date of the Qualifying Termination which is contingent only upon the continued employment to a subsequent date plus (y) a pro rata portion to the date of the Qualifying Termination of her target bonus for the year calculated through the date of the Qualifying Termination, (3) welfare benefit continuation for a period of 12 months, (4) certain post-retirement health care or life insurance benefits if Ms.

Glancy would have become eligible for such benefits during the 24 months after the date of termination, (5) a lump sum payment equal to all earned but unused paid time off days, and (6) outplacement fees not to exceed $5,000. The Change in Control Agreement defines “qualifying termination” as a termination by the Company without cause or a termination by Ms. Glancy with good reason, in each case either concurrent with or within 24 months following a change in control or a termination by the Company without cause within six months prior to a change in control if termination is in connection with or in anticipation of the change in control. “Change in control” is defined as a sale of all or substantially all of the assets of the Company, a merger in which the shareholders of the Company own less than 50% of the surviving entity, the acquisition of 40% or more of the Company’s outstanding stock by a single person or a group, or the election of a majority of the Company’s directors who consist of persons who were not nominated by the Company’s prior Board. “Cause” is defined as (i) the deliberate and continued failure to devote substantially all business time and best efforts to the performance of the Ms. Glancy’s duties; (ii) the deliberate engaging in gross misconduct which is demonstrably and materially injurious to the Company, monetarily or otherwise; or (iii) conviction of, or plea of guilty or nolo contendere to, a felony or any criminal charge involving moral turpitude. “Good reason” is defined in the agreement, as amended, to include demotion, reduction in salary or benefits, and certain other events.

In connection with Mr. Jagerson’s election to serve as the Company’s Chief Financial Officer, effective July 17, 2017, the Company and Mr. Jagerson have entered into an Employment Agreement and a Change in Control Agreement, each effective as of July 17, 2017. His Employment Agreement provides that Mr. Jagerson will receive an established annual base salary, subject to increase from time to time, target incentive compensation awards beginning with 2017, and participation in customary benefit plans and programs, in addition to a one-time equity award.

Pursuant to his Employment Agreement, in the event of Mr. Jagerson’s involuntary termination without cause or voluntary termination with good reason, he will be eligible to receive accrued and unpaid compensation as well as the following severance pay and benefits: (1) the annual incentive compensation he would have been entitled to receive for the year in which his termination occurs as if he had continued until the end of that fiscal year, determined based on the Company’s actual performance for that year relative to the performance goals applicable to Mr. Jagerson, prorated for the number of days in the fiscal year through his termination date and generally payable in a cash lump sum at the time such incentive awards are payable to other participants; (2) 50% of Mr. Jagerson’s annual base salary as in effect at the time of Termination, payable in a single lump sum payment no later than 60 days following the termination date; and (3) welfare benefit continuation for three months following termination. In the event of Mr. Jagerson’s death, disability, involuntary termination for cause or voluntary termination without good reason, Mr. Jagerson will be entitled to accrued and unpaid compensation as provided in the Employment Agreement. “Cause” is defined in Mr. Jagerson’s Employment Agreement as (a) the deliberate and continued failure to substantially perform the duties and responsibilities; (b) the criminal felony conviction of, or a plea of guilty or nolo contendere; (c) the material violation of Company policy; (d) the act of fraud or dishonesty resulting or intended to result in personal enrichment at the expense of the Company; (e) the gross misconduct in performance of duties that results in material economic harm to the Company; or (f) the material breach of the Employment Agreement by Mr. Jagerson. “Good reason” includes demotion, reduction in salary or benefits, and certain other events.

Under Mr. Jagerson’s Change in Control Agreement, upon a qualifying termination, he would be eligible to receive the following, subject to offset by the amount of any severance previously paid to him under any employment agreement with the Company: (1) a lump sum severance payment equal to seventy-five percent of his base salary, (2) cash payment equal to the sum of (x) unpaid incentive compensation that has been allocated or awarded to Mr. Jagerson for a completed fiscal year preceding the date of the Qualifying Termination which is contingent only upon the continued employment to a subsequent date plus (y) a pro rata portion to the date of the Qualifying Termination of his target bonus for the year calculated through the date of the Qualifying Termination, (3) welfare benefit continuation for a period of 6 months, (4) certain post-retirement health care or life insurance benefits if Mr. Jagerson would have become eligible for such benefits during the 24 months after the date of termination, (5) a lump sum payment equal to all earned but unused paid time off days, and (6) outplacement fees not to exceed $5,000. The Change in Control Agreement defines “qualifying termination” as a termination by the Company without cause or a termination by Mr. Jagerson with good reason, in each case either concurrent with or within 24 months following a change in control or a termination by the Company without cause within six months prior to a change in control if termination is in connection with or in anticipation of the change in control. “Change in control” is defined as a sale of all or substantially all of the assets of the Company, a merger in which the shareholders of the Company own less than 50% of the surviving entity, the acquisition of 40% or more of the Company’s outstanding stock by a single person or a group, or the election of a majority of the Company’s directors who consist of persons who were not nominated by the Company’s prior Board. “Cause” is defined as (i) the deliberate and continued failure to devote substantially all business time and best efforts to the performance of the Mr. Jagerson’s duties; (ii) the deliberate engaging in gross misconduct which is demonstrably and materially injurious to the Company, monetarily or otherwise; or (iii) conviction of, or plea of guilty or nolo contendere to, a felony or any criminal charge involving moral turpitude. “Good reason” is defined in the agreement to include demotion, reduction in salary or benefits, and certain other events.

Compensation of Non-Employee Directors

The following table summarizes the compensation paid to our non-employee directors for 2017.
Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Jacob J. Berning	$15,500	$15,000	$30,500
Sardar Biglari(3)	$1,500	$–	$1,500
Philip A. Cooley(3)	$500	$–	$500
Michael C. Howe(4)	$3,000	$–	$3,000
Rachael B. Vegas	$16,000	$15,000	$31,000
F. Peter Zaballos	$25,750	$30,000	$55,750
Steven R. Zenz	$21,500	$15,000	$36,500
  _____________________________
(1)  Reflects annual board retainer and fees for attending Board, committee and conference call meetings earned during 2017.
(2)  On June 23, 2017, each non-employee director received a grant of unrestricted shares of the Company’s common stock pursuant to our 2013 Omnibus Stock and Incentive Plan worth $15,000 for directors and $30,000 for Chairman based on the closing price of the Company’s common stock on the date of grant.
(3)  Mr. Biglari and Mr. Cooley resigned from the Board on March 1, 2017.
(4)  Mr. Howe did not stand for re-election at the 2017 Annual Meeting of Shareholders.

For 2017, non-employee directors were eligible to receive an annual cash retainer of $10,000 per year and the Chairman of the Board was eligible to receive an additional annual cash retainer of $5,000. Each such retainer is allocated to a director for the portion of the year served in each role.

All non-employee directors were eligible to receive $1,000 for each Board meeting ($250 for each conference call meeting) that they attended. In addition, the chair of each committee was eligible to receive $1,000 for each in-person meeting of the committee over which they presided ($500 for each conference call meeting). Members of committees were eligible to receive $500 for each committee meeting they attended in person on days separate from regular Board meetings ($250 for each conference call meeting).

In 2017, each non-employee director received a grant of shares of common stock based on a target grant date fair value of $15,000, with the Chairman receiving a fair value of $30,000. These equity grants were made on June 23, 2017 pursuant to the 2013 Omnibus Stock and Incentive Plan. Each non-employee director was granted 14,423 vested shares, and the non-employee Chairman was granted 28,846 vested shares, based on a closing price of $1.04 for a share of the Company’s common stock on the date of grant as reported by The Nasdaq Stock Market.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth summary information regarding the outstanding equity awards held by our Named Executive Officers at December 31, 2017, excluding Mr. Cherrey, who resigned on June 30, 2017 and had no outstanding equity awards at December 31, 2017.

		Stock Awards
Name	Grant Date	Number of Units of Stock That Have Not Vested	Market Value of Units of Stock That Have Not Vested(1)
Kristine A. Glancy	5/13/2016	80,000(2)	$95,120
	9/19/2017	15,000(3)	$17,835
Jeffrey A. Jagerson	9/1/2017	60,000(4)	$71,340
________________________________
(1)  Based on closing price as of December 29, 2017, which was $1.899 per share.
(2)  Shares of restricted stock scheduled to vest in four equal annual installments on each of the next four anniversaries of the grant date.
(3)  Restricted stock units scheduled to vest in two equal installments on the first and second anniversaries of the grant date.
(4)  Shares of restricted stock scheduled to vest in two equal installments on the first and second anniversaries of the grant date.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code as in effect prior to the enactment of tax reform legislation in December 2017 generally disallowed a tax deduction to public companies for compensation of more than $1 million paid in any taxable year to each “covered employee,” consisting of the chief executive officer and the three other highest paid executive officers employed at the end of the year (other than the chief financial officer). Performance-based compensation was exempt from this deduction limitation if the Company met specified requirements set forth in the Code and applicable Treasury Regulations.

Recent tax reform legislation retained the $1 million deduction limit, but repealed the performance-based compensation exemption from the deduction limit and expanded the definition of “covered employees,” effective for taxable years beginning after December 31, 2017. “Covered employees” now also includes any person who served as chief executive officer or chief financial officer at any time during a taxable year, as well as any person who was ever identified as a covered employee in 2017 or any subsequent year. Consequently, compensation paid in 2018 and later years to our named executive officers in excess of $1 million will not be deductible unless it qualifies for transitional relief applicable to certain binding, written performance-based compensation arrangements that were in place as of November 2, 2017.

The deductibility of some types of compensation payments can depend upon the timing of the vesting or an executive’s exercise of previously granted equity awards. Interpretations of and changes to applicable tax laws and regulations as well as other factors beyond our control also can affect deductibility of compensation. The Compensation Committee considers the anticipated tax treatment to the Company when determining executive compensation and seeks to preserve the deductibility of compensation payments and benefits to the extent reasonably practicable, consistent with our compensation policies and what we believe is in the best interests of our shareholders. The Committee continues to believe that shareholder interests are best served if its discretion and flexibility in structuring and awarding compensation is not restricted, even though some compensation awards may have resulted in the past, and are expected to result in the future, in non-deductible compensation expenses to the Company. The Committee’s ability to continue to provide a competitive compensation package to attract, motivate and retain the Company’s most senior executives is considered critical to the Company’s success and to advancing the interests of its shareholders.

Section 409A of the Internal Revenue Code also affects the payments of certain types of deferred compensation to key employees and includes requirements relating to when payments under such arrangements can be made, acceleration of benefits, and timing of elections under such arrangements. Failure to satisfy these requirements will generally lead to an acceleration of the timing for including deferred compensation in an employee’s income, as well as certain penalties and interest. Our nonqualified deferred compensation arrangements meet the effective requirements of Section 409A as required by law or regulation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding our equity compensation plans, the 2003 Stock Plan, the 2013 Omnibus Plan and our Employee Stock Purchase Plan, as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	366,346(1)	$2.41	382,721(2)
Equity compensation plans not approved by security holders	–	–	–
Total	366,346	$2.41	382,721
________________________
(1)
Includes 130,464 outstanding common stock options under the 2013 Omnibus Plan and 235,882 outstanding common stock options under the 2003 Stock Plan. We ceased issuing awards under the 2003 Stock Plan upon approval of the 2013 Omnibus Plan in 2013.
(2)
Includes 85,721 shares available for issuance under our Employee Stock Purchase Plan and 297,000 shares available for issuance pursuant to future awards under the 2013 Omnibus Plan. The Company maintains the Employee Stock Purchase Plan, pursuant to which eligible employees, including named executive officers, can contribute up to ten percent of their base pay per year to purchase shares of Common Stock. The shares are issued by the Company at a price per share equal to 85% of market value on the first day of the offering period or the last day of the plan year, whichever is lower.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information provided to the Company as to the beneficial ownership of common stock as of April 27, 2018, by: (i) persons known to the Company to hold 5% or more of such stock; (ii) each of the directors of the Company; (iii) each of the Named Executive Officers; and (iv) by all directors and current executive officers as a group. The address of each director and executive officer is 8799 Brooklyn Boulevard, Minneapolis, Minnesota 55445. Beneficial ownership includes shares available for purchase under options and subject to settlement under restricted stock units within 60 days after April 27, 2018. Unless otherwise indicated, each person had sole voting power and sole investment power for all such shares beneficially held.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Shares
Shareholders / Shareholder Groups
Air T, Inc., et al.	3,825,182(2)	32.0%
3524 Airport Road
Maiden, NC 28650

Cable Car Capital LLC	1,014,943(3)	8.5%
1449 Washington Street #6
San Francisco, CA 94109

Renaissance Technologies LLC	642,000(4)	5.4%
800 Third Avenue
New York, NY 10022

Directors and Executive Officers
Jacob J. Berning	19,742	*
Kristine A. Glancy	103,446	*
Rachael B. Vegas	14,423	*
F. Peter Zaballos	59,614(5)	*
Steven R. Zenz	50,778(5)	*
Jeffrey A. Jagerson	60,000	*
Mark A. Cherrey	9,677	*

All current directors and executive officers as a group (6 persons)	308,003(6)	2.6%

_________________________________
*
Less than one percent.
(1)
Does not include 1,266 and 949 common stock equivalents held by Mr. Berning and Mr. Zenz, respectively, under the Insignia Systems Inc. Deferred Compensation Plan for Directors. These common stock equivalents carry no voting rights until settled. The common stock equivalents are eligible to be settled (i) in shares of common stock upon a separation from service or (ii) in cash upon an earlier change in control.
(2)
Based on Amendment No. 11 to Schedule 13D filed with the SEC on March 26, 2018 by Air T, Inc., Groveland Capital LLC, and Nicholas J. Swenson, reporting ownership as of March 23, 2018 and Form 4 filed April 5, 2018 on behalf of Air T, Inc., reporting changes in ownership through April 4, 2018. Mr. Swenson is the Chief Executive Officer and a director of Air T. Air T, Inc. has sole dispositive and voting power over 3,391,014 shares and disclaims beneficial ownership of the securities held by Groveland. Groveland owns 422,000 shares and each of Groveland and Mr. Swenson share dispositive and voting power over all 422,000 shares. Mr. Swenson personally owns 12,168 shares. Groveland disclaims beneficial ownership of the securities held by Air T.
(3)
Based on Amendment No. 4 to Schedule 13D filed with the SEC on January 18, 2018 by Cable Car Capital LLC and Jacob Haft Ma-Weaver, reporting ownership as of January 16, 2018. Mr. Ma-Weaver is the Managing Member and investment advisor of Cable Car Capital LLC.
(4)
Based on Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2018 by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation, reporting ownership as of December 29, 2017. Shares are beneficially owned by Renaissance Technologies Holdings Corporation, which is a majority ownership of Renaissance Technologies LLC.
(5)
Includes 13,661 shares subject to options.
(6)
Includes 27,322 shares subject to options.

Item 13. Certain Relationships and Related Transactions and Director Independence

The SEC has specific disclosure requirements covering certain types of transactions that we engage in with our directors, executive officers or other specified parties. The Company receives an informational questionnaire from each director and executive officer that contains information about related-party transactions between them and the Company. The Company’s Audit Committee Charter assigns to the Audit Committee the responsibility to review and approve all related-party transactions. The Audit Committee reviews each related-party transaction to determine that it is fair and reasonable to the Company, and that the price and other terms included in any transaction are comparable to the terms that would be included in an arms-length transaction between the Company and an unrelated third party.

During 2017, we did not engage in any other transaction, or series of similar transactions, to which we were a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers, beneficial owners of more than 5% of our common stock or members of their immediate family had a direct or indirect material interest. We do not have any currently proposed transaction or series of similar transactions.

Director Independence

The business and affairs of the Company are conducted under the direction of the Board in accordance with the Company’s Articles of Incorporation and Bylaws, the Minnesota Business Corporations Act, federal securities laws and regulations, applicable Nasdaq Rules, Board committee charters and the Company’s Code of Ethics. Members of the Board are informed of the Company’s business through discussions with management, by reviewing Board meeting materials provided to them and by participating in meetings of the Board and its committees, among other activities. Our corporate governance practices are summarized below.

Election to the Board of Directors

All of the Company’s directors are elected annually. Our Bylaws, as amended, provide that the Board shall consist of between two and no more than nine members, as designated by resolution of the Board from time to time.

Majority Independent Board

The listing rules of the Nasdaq Stock Market (“Nasdaq Rules”) require that a majority of our Board be “independent directors” as that term is defined in the rules. Our Board has determined each of our three current Board members to be “independent directors.”

Meetings of the Board of Directors and Director Attendance

The Board held sixteen meetings during 2017. Each director attended more than 75% of all meetings of the Board and committees of the Board on which he served. Although the Board does not have a policy regarding attendance at the Company’s annual meetings of shareholders, all three directors then serving on the Board attended the 2017 Annual Meeting of Shareholders. Directors are expected to attend substantially all the meetings of the Board and the committees on which they serve, as well as the annual meeting of shareholders, except for good cause. Directors who have excessive absences without good cause will not be nominated for re-election or, in extreme cases, will be asked to resign or be removed.

Leadership Structure of the Board of Directors

Our Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board. The Board believes it is in the best interests of the Company to make such a determination periodically, based on available information. The positions of Chief Executive Officer and Chairman of the Board are not currently held by the same person. Kristine Glancy serves as our President and Chief Executive Officer and F. Peter Zaballos serves as Chairman of the Board. Under this structure, our President and Chief Executive Officer and other senior management under her supervision are primarily responsible for setting the strategic direction of the Company and managing the day-to-day leadership and performance of the Company, while the Chairman provides guidance to the President and Chief Executive Officer and senior management, sets the agenda for meetings of the Board and presides over meetings of the full Board. The Board believes the current leadership structure strengthens the role of the Board in fulfilling its oversight responsibility and fiduciary duties to the Company’s shareholders while recognizing the day-to-day management direction of the Company by Ms. Glancy and other senior management.

Board Role in Risk Oversight

The Company faces a number of risks, including financial, technological, operational, strategic and competitive risks. Management is responsible for the day-to-day management of risks we face, while the Board has responsibility for the oversight of risk management. In its risk oversight role, the Board ensures that the processes for identification, management and mitigation of risk by our management are adequate and functioning as designed.

Our Board is actively involved in overseeing risk management, and it exercises its oversight both through the full Board and through its standing committees. The standing committees exercise oversight of the risks within their areas of responsibility, as disclosed in the descriptions of each of the committees above and in the charters of each of the committees.

The Board and its standing committees receive information used in fulfilling their oversight responsibilities through the Company’s executive officers and its advisors, including our legal counsel, our independent registered public accounting firm, and the compensation consultants we have engaged from time to time. At meetings of the Board, management makes presentations to the Board regarding our business strategy, operations, financial performance, fiscal year budgets, technology and other matters. Many of these presentations include information relating to the challenges and risks to our business and the Board and management actively engage in discussion on these topics. Each of the committees also receives reports from management regarding matters relevant to the work of that committee. These management reports are supplemented by information relating to risk from our advisors. Additionally, the Board receives reports by each committee chair regarding the committee’s considerations and actions. In this way, the Board also receives additional information regarding the risk oversight functions performed by each of these committees.

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table shows the fees for services rendered by our independent registered public accounting firm, Baker Tilly Virchow Krause, LLP (“Baker Tilly”), for the years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees(1)	$120,600	$122,300
Audit-Related Fees(2)	7,700	10,400
All Other Fees(3)	–	6,000
Total	$128,300	$138,700
______________________________
(1)
Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements, review of quarterly financial statements, and filings of registration statements related to shares reserved for issuance under the Company’s stock plans.
(2)
Audit-related fees represent fees for the audit of the Company’s 401(k) plan.
(3)   All other fees represent fees for non-audit related services associated with the one-time special dividend of $0.70 per share declared on November 28, 2016.

Audit Committee Pre-Approval Policy

The Company’s Audit Committee Charter states that before the principal accountant is engaged by the Company to render audit or non-audit services in any year, the engagement will be approved by the Company’s Audit Committee. All of the fees paid in 2017 and 2016 were pre-approved by the Company’s Audit Committee.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(b)
Exhibits

Exhibit Number	Description	Incorporated by Reference To

+31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
+31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
+ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2018	Insignia Systems, Inc.

By:	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer