Form 10-Q
period 2018-03-31
INSIGNIA SYSTEMS INC/MN
filed 2018-05-08
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_______________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2018
or
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

Number of shares outstanding of Common Stock, $.01 par value, as of May 7, 2018 was 11,962,996.

Insignia Systems, Inc.

i

PART I.        FINANCIAL INFORMATION
Item 1.          Financial Statements

Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	March 31,
	2018	December 31,
	(Unaudited)	2017
ASSETS
Current Assets:
Cash and cash equivalents	$7,259,000	$4,695,000
Accounts receivable, net	8,900,000	11,864,000
Inventories	485,000	301,000
Income tax receivable	295,000	360,000
Prepaid expenses and other	376,000	415,000
Total Current Assets	17,315,000	17,635,000

Other Assets:
Property and equipment, net	2,733,000	2,670,000
Other, net	1,281,000	1,383,000

Total Assets	$21,329,000	$21,688,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	2,928,000	3,232,000
Accrued liabilities:
Compensation	796,000	1,531,000
Other	776,000	667,000
Deferred revenue	671,000	372,000
Total Current Liabilities	5,171,000	5,802,000

Long-Term Liabilities:
Deferred tax liabilities	245,000	245,000
Accrued income taxes	589,000	581,000
Deferred rent	203,000	219,000
Total Long-Term Liabilities	1,037,000	1,045,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 11,963,000 at March 31, 2018 and 11,914,000 at December 31, 2017	119,000	119,000
Additional paid-in capital	15,477,000	15,361,000
Accumulated deficit	(475,000)	(639,000)
Total Shareholders' Equity	15,121,000	14,841,000

Total Liabilities and Shareholders' Equity	$21,329,000	$21,688,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2018	2017
Services revenues	$7,026,000	$4,304,000
Products revenues	393,000	463,000
Total Net Sales	7,419,000	4,767,000

Cost of services	4,404,000	3,819,000
Cost of goods sold	269,000	319,000
Total Cost of Sales	4,673,000	4,138,000
Gross Profit	2,746,000	629,000

Operating Expenses:
Selling	903,000	888,000
Marketing	604,000	426,000
General and administrative	1,007,000	1,053,000
Total Operating Expenses	2,514,000	2,367,000
Operating Income (Loss)	232,000	(1,738,000)

Other income	5,000	3,000
Income (Loss) Before Taxes	237,000	(1,735,000)

Income tax expense (benefit)	73,000	(544,000)
Net Income (Loss)	$164,000	$(1,191,000)

Net income (loss) per share:
Basic	$0.01	$(0.10)
Diluted	$0.01	$(0.10)

Shares used in calculation of net income (loss) per share:
Basic	11,819,000	11,661,000
Diluted	11,982,000	11,661,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2018	2017
Operating Activities:
Net income (loss)	$164,000	$(1,191,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	287,000	335,000
Changes in allowance for doubtful accounts	4,000	48,000
Deferred income tax benefit	—	(153,000)
Stock-based compensation expense	67,000	147,000
Changes in operating assets and liabilities:
Accounts receivable	2,960,000	1,657,000
Inventories	(184,000)	(7,000)
Income tax receivable	65,000	(377,000)
Prepaid expenses and other	39,000	49,000
Accounts payable	(358,000)	(384,000)
Accrued liabilities	(642,000)	(180,000)
Accrued income taxes	8,000	—
Deferred revenue	299,000	630,000
Net cash provided by operating activities	2,709,000	574,000

Investing Activities:
Purchases of property and equipment	(194,000)	(285,000)
Net cash used in investing activities	(194,000)	(285,000)

Financing Activities:
Cash dividends paid ($0.70 per share)	—	(8,163,000)
Proceeds from issuance of common stock	49,000	—
Net cash provided by (used in) financing activities	49,000	(8,163,000)

Increase (decrease) in cash and cash equivalents	2,564,000	(7,874,000)

Cash and cash equivalents at beginning of period	4,695,000	12,267,000
Cash and cash equivalents at end of period	$7,259,000	$4,393,000

Supplemental disclosures for cash flow information:
Cash paid during the year for income taxes	$—	$2,000

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$93,000	$67,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
Notes To Financial Statements
(Unaudited)

1.        Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company operates in a single reportable segment. The Company’s primary products include the Insignia Point-of-Purchase Services (POPS®) and freshADSsm, in-store marketing programs, and laser printable cardstock and label supplies.

Basis of Presentation. The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to financial statements included in our financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Recently Adopted Accounting Pronouncements. Effective January 1, 2018, the Company adopted Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition,” and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The adoption of ASU 2014-09, using the modified retrospective approach, had no significant impact on our results of operations, cash flows, or financial position. Revenue continues to be recognized for POPSigns ratably over the period of service, which is typically a two-week display cycle, and for sign card sales, at the time the products are shipped to customers. Additional information and disclosures required by this new standard are contained in Note 2, “Revenue.”

Inventories. Inventories are primarily comprised of sign cards and roll stock. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method, and consisted of the following as of the dates indicated:

	March 31,	December 31,
	2018	2017
Raw materials	$146,000	$68,000
Work-in-process	14,000	10,000
Finished goods	325,000	223,000
	$485,000	$301,000

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	March 31,	December 31,
	2018	2017
Property and Equipment:
Production tooling, machinery and equipment	$4,003,000	$4,003,000
Office furniture and fixtures	325,000	325,000
Computer equipment and software	2,687,000	2,680,000
Leasehold improvements	577,000	577,000
Construction in-progress	448,000	206,000
	8,040,000	7,791,000
Accumulated depreciation and amortization	(5,307,000)	(5,121,000)
Net Property and Equipment	$2,733,000	$2,670,000

Depreciation expense was approximately $186,000 and $219,000 in the three months ended March 31, 2018 and 2017, respectively.

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

On November 28, 2016, our Board of Directors amended the 2003 Incentive Stock Option Plan (the “2003 Plan”) and the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”) to permit equitable adjustments to outstanding awards in the event of an extraordinary cash dividend. On March 28, 2017, the Board of Directors approved the modification of all outstanding stock option awards to provide option holders with substantially equivalent economic value after the effect of the dividend. The modification resulted in the issuance of options to purchase 150,476 additional shares. Total stock-based compensation expense for the modifications was approximately $79,000, which was recorded during the three months ended March 31, 2017.

During the three months ended March 31, 2018, no stock option awards were granted by the Company. During the three months ended March 31, 2017, no other stock option awards were granted by the Company beyond the modification discussed above.

No restricted stock units were issued during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company issued 8,424 restricted stock units under the 2013 Plan. The shares underlying the awards were assigned a value of $1.51 per share, which was the closing price of our common stock on the date of grant, and are scheduled to vest over a weighted average of 1.5 years following the date of grant.

The Company estimated the fair value of stock-based awards granted during the three months ended March 31, 2018, under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 years, expected volatility of 66%, dividend yield of 0% and risk-free interest rate of 1.83%.

Total stock-based compensation expense recorded for the three months ended March 31, 2018 and 2017, was $67,000 and $147,000, respectively.

During the three months ended March 31, 2018 and 2017, there were no options exercised.

Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period.

Options to purchase approximately 247,000 shares of common stock with a weighted average exercise price of $2.74 were outstanding at March 31, 2018 and were not included in the computation of common stock equivalents for the three months ended March 31, 2018 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Due to the net loss incurred during the three months ended March 31, 2017 all stock options were anti-dilutive for that period.

Weighted average common shares outstanding for the three months ended March 31, 2018 and 2017 were as follows:

Three months ended March 31	2018	2017
Denominator for basic net income (loss) per share - weighted average shares	11,819,000	11,661,000
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	163,000	—
Denominator for diluted net income (loss) per share - weighted average shares	11,982,000	11,661,000

Dividends. On November 28, 2016, the Board declared a one-time special dividend of $0.70 per share to shareholders of record as of December 16, 2016 of $8,233,000, of which $8,163,000 was paid on January 6, 2017.

2.
Revenue Recognition. Under Topic 606, revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including noncash consideration, consideration paid or payable to a customer and significant financing components. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer, as further described below under “Performance Obligations.”

Taxes collected from customers and remitted to governmental authorities are excluded from revenue on the net basis of accounting.

The Company includes shipping and handling fees in revenues. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.

The majority of the Company's accounts receivable is due from companies in the consumer-packaged goods industry. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within 30-150 days and are stated at amounts due from customers, net of an allowance for doubtful accounts.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account under Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following is a description of our performance obligations included in our primary revenue streams and the timing or method of revenue recognition for each:

POPSign services. Our primary source of revenue is from marketing in-store advertising programs and services primarily to consumer packaged goods (“CPG”) manufacturers. We provide a service of displaying promotional signs in close proximity to the manufacturer’s product in participating stores, which we maintain in two-to-four week cycle increments. Our in-store marketing programs include POPSigns and freshADS (together referred to herein as “POPSign services”).

Each of the individual activities under our POPSign services, including production activities, are inputs to an integrated sign display service. As such, each POPSign service represents a single performance obligation. Customers receive and consume the benefits from the promotional displays over the duration of the contracted display cycle. Additionally, the display of the signs does not have an alternative use to us and we have an enforceable right to payment for services performed to date. As a result, we recognize the transaction price for our POPSign service performance obligations as revenue over time. Given the nature of our performance obligations is to provide a display service over the duration of a specified period or periods, we recognize revenue on a straight-line basis over the display service period as it best reflects the timing of transfer of our POPSign services.

Other Service revenues. The Company also supplies CPG manufactures with other miscellaneous retailer approved promotional services. These services are more customized than the POPSign program, consisting of variable durations and variable specifications. Due to the variable nature of these services, revenue recognition is a mix of over time and point in time recognition.

Products. We also sell custom adhesive and non-adhesive signage materials directly to our customers. Each such product is a distinct performance obligation. Revenue is recognized at a point in time upon shipment, when control of the goods transfers to the customer.

Disaggregation of Revenue

In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

Three months ended March 31, 2018	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$7,026,000	—	$7,026,000
Products and services transferred at a point in time	—	393,000	393,000
Total	$7,026,000	$393,000	$7,419,000

Contract Costs

Sales commissions that are paid to internal or external sales representatives are eligible for capitalization as they are incremental costs that would not have been incurred without entering into a specific sales arrangement and are recoverable through the expected margin on the transaction. The Company is applying the practical expedient in Accounting Standards Codification 340-40-25-4 that allows the incremental costs of obtaining a contract to be recorded as an expense when incurred when the amortization period of the asset that would have otherwise been recognized is one year or less. These costs are included in selling expenses.

Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2017	$372,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied.	(122,000)
Cash received in advance and not recognized as revenue.	421,000
Cumulative catch-up from a change in the timeframe for recognition of revenue arising from deferred revenue.	—
Balance at March 31, 2018	$671,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of our performance obligations. This practical expedient is being applied to arrangements for certain uncompleted POPSign services and unshipped custom signage materials.

Of those contracts with an expected duration of greater than one year, we estimate that revenue of $7,263,000 and $4,164,000 related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018 will be recognized during the remainder of fiscal 2018 and in fiscal 2019, respectively.

3.
Selling Arrangement. In 2011, the Company paid News America Marketing In-Store, LLC (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 in each of the three months ended March 31, 2018 and 2017 and is expected to be $400,000 per year over the next three years and $117,000 in the year ending December 31, 2021, is recorded within cost of services in the Company’s condensed statements of operations. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s condensed balance sheet.

4.
Income Taxes. For the three months ended March 31, 2018, the Company recorded income tax expense of $73,000, or 30.8% of income before taxes. For the three months ended March 31, 2017, the Company recorded income tax benefit of $544,000, or 31.4% of loss before taxes. The income tax expense for the three months ended March 31, 2018 and the income tax benefit for the three month ended March 31, 2017 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2018 and 2017 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of enacted tax laws. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustment to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. At both December 31, 2017 and March 31, 2018, the Company had a valuation allowance of approximately $108,000 as a result of certain capital losses and state net operating losses carried forward which the Company does not believe are more likely than not to be realized.

As of March 31, 2018 and December 31, 2017, the Company had unrecognized tax benefits totaling $589,000 and $581,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $589,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2018.

5.
Concentrations. During the three months ended March 31, 2018, two customers accounted for 28% and 24%, respectively, of the Company’s total net sales. During the three months ended March 31, 2017, two customers accounted for 31% and 12%, respectively, of the Company’s total net sales. At March 31, 2018, two customers represented 27% and 17% of the Company’s total accounts receivable, respectively. At December 31, 2017, three customers represented 29%, 12% and 11% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

6.
Share Repurchase.  On April 5, 2018, the Board of Directors authorized the repurchase of up to $3,000,000 of the Company’s common stock on or before March 31, 2020. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. During the three months ended March 31, 2018, there was no share repurchase activity.

7.
Recently Issued Accounting Pronouncements. In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases, under which lessees will recognize most leases on the balance sheet. This will generally increase reported assets and liabilities. For public entities, this ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is in the process of determining the impact that the updated accounting guidance will have on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q and the “Risk Factors” described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our Current Reports on Form 8-K and our other SEC filings.

Company Overview

Insignia Systems, Inc. (referred to in this Quarterly Report on Form 10-Q as “Insignia,” “we,” “us,” “our” or the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods (“CPG”) manufacturers. The Company was incorporated in 1990. Since 1998, the Company has focused on managing a retail network, made up of approximately 21,000 store locations, for the primary purpose of providing turn-key at-shelf market access for CPG manufacturers’ marketing programs. Insignia provides participating retailers with benefits including incremental revenue, incremental sales opportunities, increased shopper engagement in-store, and custom creative development and other in-kind services.

Insignia’s primary product has been the Point-Of-Purchase Services (POPS®) in-store marketing program. Insignia POPS® program is a national, account-specific, shelf-edge advertising and promotional tactic. Internal testing has indicated the program delivers incremental sales for the featured brand. The program allows manufacturers to deliver vital product information to consumers at the point-of-purchase, and to leverage the local retailer brand and store-specific prices to provide a unique “call to action” that draws attention to the featured brand and triggers a purchase decision. CPG customers benefit from Insignia’s nimble operational capabilities, which include short lead times, in-house graphic design capabilities, post-program analytics, and micro-marketing capabilities such as variable or bilingual messaging.

In October 2017, the Company announced the nationwide launch of freshADSsm, an exclusive advertising vehicle featured in produce, created to inspire shoppers early in their trip and help navigate them to center store.

2018 Business Overview

Summary of Financial Results

For the quarter ended March 31, 2018, the Company generated revenues of $7,419,000, as compared with revenues of $4,767,000 for the quarter ended March 31, 2017. Net income for the quarter ended March 31, 2018 was $164,000, as compared to a net loss of $1,191,000 for the quarter ended March 31, 2017.

During the quarter ended March 31, 2018, cash and cash equivalents increased $2,564,000 from $4,695,000 at December 31, 2017, to $7,259,000 at March 31, 2018. The Company had no debt as of March 31, 2018.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Condensed Statements of Operations as a percentage of total net sales.

For the Three Months Ended March 31	2018	2017
Net sales	100.0%	100.0%
Cost of sales	63.0	86.8
Gross profit	37.0	13.2
Operating expenses:
Selling	12.2	18.7
Marketing	8.1	8.9
General and administrative	13.6	22.1
Total operating expenses	33.9	49.7
Operating income (loss)	3.1	(36.5)
Other income	0.1	0.1
Income (loss) before taxes	3.2	(36.4)
Income tax expense (benefit)	1.0	(11.4)
Net income (loss)	2.2%	(25.0)%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Sales. Net sales for the three months ended March 31, 2018 increased 55.6% to $7,419,000 compared to $4,767,000 for the three months ended March 31, 2017.

Service revenues for the three months ended March 31, 2018 increased 63.2% to $7,026,000 compared to $4,304,000 for the three months ended March 31, 2017. Service revenues were weak during the three months ended March 31, 2017, down 23.4% from the three months ended March 31, 2016. That decrease was primarily due to a decrease in the number of signs placed, mostly due to two customers who experienced significant budget cuts early in their planning cycles and organizational restructuring, and a decrease in average price per sign, which was the result of program and customer mix. Accordingly, we do not expect a similar increase in the percentage of service revenues (or in the gross profit as a percentage of net sales) during the remainder of 2018 as compared to the comparable periods in 2017.

The increase in services revenues for the three months ended March 31, 2018 compared to March 31, 2017 was primarily due to an increase in average price per sign, which was the result of a favorable mix of CPG clients and an increase in the number of signs placed, mostly due to increased signs placed from new and existing CPG customers and also due to business development initiatives.

Product revenues for the three months ended March 31, 2018 decreased 15.1% to $393,000 compared to $463,000 for the three months ended March 31, 2017. The decrease was primarily due to lower sales of sign card supplies driven by lower customer demand.

Gross Profit. Gross profit for the three months ended March 31, 2018 increased 336.6% to $2,746,000 compared to $629,000 for the three months ended March 31, 2017. Gross profit as a percentage of total net sales increased to 37.0% for the three months ended March 31, 2018, compared to 13.2% for the three months ended March 31, 2017.

Service revenues. Gross profit from our service revenues for the three months ended March 31, 2018 increased 440.6% to $2,622,000 compared to $485,000 for the three months ended March 31, 2017. The increase was primarily due to an increase in sales as our gross profit is highly dependent on sales levels due to the relatively fixed nature of a portion of our payments to retailers, mix of CPG customers combined with the increase in average price per sign. The Company incurred costs of approximately $115,000 associated with the implementation of its new IT operating infrastructure during the three months ended March 31, 2018 compared to approximately $100,000 for the three months ended March 31, 2017. The project is expected to be substantially completed in third quarter 2018, with estimated additional expense of $150,000 in 2018. Gross profit as a percentage of service revenues for the three months ended March 31, 2018 increased to 37.3% compared to 11.3% for the three months ended March 31, 2017. The increase was primarily due to the factors described above.

Product revenues. Gross profit from our product revenues for the three months ended March 31, 2018 decreased 13.9% to $124,000 compared to $144,000 for the three months ended March 31, 2017. The decrease was primarily due to lower sales of sign card supplies, partially offset by decreased operation costs. Gross profit as a percentage of product revenues was 31.6% for the three months ended March 31, 2018 compared to 31.1% for the three months ended March 31, 2017. The increase was primarily due to decreased operation costs.

Operating Expenses

Selling. Selling expenses for the three months ended March 31, 2018 increased 1.7% to $903,000 compared to $888,000 for the three months ended March 31, 2017. Increased selling expense was primarily the result of increased staffing-related expense. Selling expenses as a percentage of total net sales decreased to 12.2% for the three months ended March 31, 2018 compared to 18.7% for the three months ended March 31, 2017. The decrease was primarily due to increased sales.

Marketing. Marketing expenses for the three months ended March 31, 2018 increased 41.8% to $604,000 compared to $426,000 for the three months ended March 31, 2017. Increased marketing expense was primarily the result of increased staffing and staffing-related expenses due to an increase in new product development activities and partially due to filling of previously open positions.

Marketing expenses as a percentage of total net sales decreased to 8.1% for the three months ended March 31, 2018 compared to 8.9% for the three months ended March 31, 2017. The decrease was primarily due increased sales, partially offset by the factors described above.

General and administrative. General and administrative expenses for the three months ended March 31, 2018 decreased 4.4% to $1,007,000 compared to $1,053,000 for the three months ended March 31, 2017. The decrease was primarily due to staffing and staff related expenses.

General and administrative expenses as a percentage of total net sales decreased to 13.6% for the three months ended March 31, 2018 compared to 22.1% for the three months ended March 31, 2017. The decrease was primarily due to increased sales, in addition to the factors described above.

Other Income. Other income of $5,000 was not significant for the three months ended March 31, 2018 compared to $3,000 for the three months ended March 31, 2017.

Income Taxes.  For the three months ended March 31, 2018, the Company recorded income tax expense of $73,000, or 30.8% of income before taxes. For the three months ended March 31, 2017, the Company recorded income tax benefit of $544,000, or 31.4% of loss before taxes. The income tax expense for the three months ended March 31, 2018 and the income tax benefit for the three months ended March 31, 2017 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2018 and 2017 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of enacted tax laws. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustment to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. At both December 31, 2017 and March 31, 2018, the Company had a valuation allowance of approximately $108,000 as a result of certain capital losses and state net operating losses carried forward which the Company does not believe are more likely than not to be realized.

Net Income (Loss). For the reasons stated above, net income for the three months ended March 31, 2018 was $164,000, compared to a net loss of $1,191,000 for the three months ending March 31, 2017.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At March 31, 2018, working capital was $12,144,000 (defined as current assets less current liabilities) compared to $11,833,000 at December 31, 2017. During the three months ended March 31, 2018, cash and cash equivalents increased $2,564,000 from $4,695,000 at December 31, 2017, to $7,259,000 at March 31, 2018.

Operating Activities: Net cash provided by operating activities during the three months ended March 31, 2018, was $2,709,000. Net income of $164,000, plus non-cash adjustments of $358,000 and changes in operating assets and liabilities of $2,187,000 resulted in the $2,709,000 of cash provided by operating activities. The largest component of the change in operating assets and liabilities was accounts receivable which decreased $2,960,000, which will fluctuate based on normal business conditions. The non-cash adjustments consisted of depreciation and amortization expense, changes in allowance for doubtful accounts, and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities: Net cash used in investing activities during the three months ended March 31, 2018 was $194,000, which was related primarily to the IT operating infrastructure project, and consisted of hardware, purchased software and capitalization of costs for internally developed software.

Financing Activities: Net cash provided by financing activities during the three months ended March 31, 2018 was $49,000, which related to proceeds received from issuance of common stock under the employee stock purchase plan.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2017, included in our Form 10-K filed with the Securities and Exchange Commission on March 15, 2018. Our policy related to the adoption of Topic 606 on January 1, 2018, the accounting policies for revenue recognition, is included in Note 2 within this Form 10-Q. We believe our most critical accounting policies and estimates include the following:

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

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (i) the risk that management may be unable to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (ii) the risk that the Company will not be able to develop and implement new product offerings, including mobile, digital or other new offerings, in a successful manner; (iii) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with retailers and consumer packaged goods manufacturers; (iv) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions, the effect of current sales trends on fiscal year 2018 results and the benefit of our relationship with News America; (v) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a consumer packaged goods manufacturer, retailer, or News America; (vi) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally; (vii) our ability to successfully implement our new IT operating infrastructure; and (viii) our ability to attract and retain highly qualified managerial, operational and sales personnel. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2017, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

 (b) Changes in Internal Control Over Financial Reporting

Effective January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606). Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our financial statements and related disclosures. There was no other change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. We believe there have been no material changes from the risk factors disclosed in that Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2018, the Board of Directors authorized the repurchase of up to $3,000,000 of the Company’s common stock on or before March 31, 2020. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. During the three months ended March 31, 2018, there was no share repurchase activity.

Item 3.        Defaults upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.         Exhibits

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-13471.

Exhibit Number	Description	Method of Filing

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008 (incorporated by reference to Exhibit 3.1 to annual report on Form 10-K for the year ended December 31, 2015)	Incorporated by Reference

3.2	Composite Bylaws of Registrant, as amended through December 5, 2015 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2015)	Incorporated by Reference

10.1	Deferred Compensation Plan for Directors	Filed Electronically

31.1	Certification of Principal Executive Officer	Filed Electronically

31.2	Certification of Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; and (iv) Notes to Financial Statements.
Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.
(Registrant)

Dated: May 8, 2018	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant)

Dated: May 8, 2018	/s/ Jeffrey A. Jagerson
Jeffrey A. Jagerson
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008	Incorporated by Reference

3.2	Composite Bylaws of Registrant, as amended through December 5, 2015	Incorporated by Reference

10.1	Deferred Compensation Plan for Directors	Filed Electronically

31.1	Certification of Principal Executive Officer	Filed Electronically

31.2	Certification of Principal Financial Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; and (iv) Notes to Financial Statements.
Filed Electronically