Form 10-Q
period 2018-06-30
INSIGNIA SYSTEMS INC/MN
filed 2018-08-07
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_______________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2018
or
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
Yes ☐ No ☑

Number of shares outstanding of Common Stock, $.01 par value, as of August 2, 2018 was 11,831,733.

Insignia Systems, Inc.

i

PART  I.         FINANCIAL INFORMATION
Item 1.            Financial Statements

Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	June 30,
	2018	December 31,
	(Unaudited)	2017
ASSETS
Current Assets:
Cash and cash equivalents	$8,041,000	$4,695,000
Accounts receivable, net	9,604,000	11,864,000
Inventories	364,000	301,000
Income tax receivable	253,000	360,000
Prepaid expenses and other	306,000	415,000
Total Current Assets	18,568,000	17,635,000

Other Assets:
Property and equipment, net	2,904,000	2,670,000
Other, net	1,180,000	1,383,000

Total Assets	$22,652,000	$21,688,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	3,174,000	3,232,000
Accrued liabilities:
Compensation	1,257,000	1,531,000
Other	975,000	667,000
Deferred revenue	1,031,000	372,000
Total Current Liabilities	6,437,000	5,802,000

Long-Term Liabilities:
Deferred tax liabilities	245,000	245,000
Accrued income taxes	596,000	581,000
Deferred rent	188,000	219,000
Total Long-Term Liabilities	1,029,000	1,045,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 11,851,000 at June 30, 2018 and 11,914,000 at December 31, 2017	119,000	119,000
Additional paid-in capital	15,358,000	15,361,000
Accumulated deficit	(291,000)	(639,000)
Total Shareholders' Equity	15,186,000	14,841,000

Total Liabilities and Shareholders' Equity	$22,652,000	$21,688,000
See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Services revenues	$7,868,000	$5,512,000	$14,894,000	$9,816,000
Products revenues	377,000	337,000	770,000	800,000
Total Net Sales	8,245,000	5,849,000	15,664,000	10,616,000

Cost of services	4,964,000	4,105,000	9,368,000	7,924,000
Cost of goods sold	276,000	246,000	545,000	565,000
Total Cost of Sales	5,240,000	4,351,000	9,913,000	8,489,000
Gross Profit	3,005,000	1,498,000	5,751,000	2,127,000

Operating Expenses:
Selling	719,000	831,000	1,622,000	1,719,000
Marketing	566,000	427,000	1,170,000	853,000
General and administrative	1,467,000	814,000	2,474,000	1,867,000
Total Operating Expenses	2,752,000	2,072,000	5,266,000	4,439,000
Operating Income (Loss)	253,000	(574,000)	485,000	(2,312,000)

Other income	7,000	2,000	12,000	5,000
Income (Loss) Before Taxes	260,000	(572,000)	497,000	(2,307,000)

Income tax expense (benefit)	76,000	(38,000)	149,000	(582,000)
Net Income (Loss)	$184,000	$(534,000)	$348,000	$(1,725,000)

Net income (loss) per share:
Basic	$0.02	$(0.05)	$0.03	$(0.15)
Diluted	$0.02	$(0.05)	$0.03	$(0.15)

Shares used in calculation of net income (loss) per share:
Basic	11,804,000	11,674,000	11,812,000	11,667,000
Diluted	12,076,000	11,674,000	12,040,000	11,667,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30	2018	2017
Operating Activities:
Net income (loss)	$348,000	$(1,725,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	570,000	665,000
Changes in allowance for doubtful accounts	(36,000)	26,000
Deferred income tax expense	—	(205,000)
Stock-based compensation expense	149,000	274,000
Changes in operating assets and liabilities:
Accounts receivable	2,296,000	14,000
Inventories	(63,000)	(20,000)
Income tax receivable	107,000	351,000
Prepaid expenses and other	109,000	82,000
Accounts payable	(131,000)	(276,000)
Accrued liabilities	17,000	(72,000)
Income tax payable	—	14,000
Accrued income taxes	15,000	—
Deferred revenue	659,000	634,000
Net cash provided by (used in) operating activities	4,040,000	(238,000)

Investing Activities:
Purchases of property and equipment	(528,000)	(644,000)
Net cash used in investing activities	(528,000)	(644,000)

Financing Activities:
Cash dividends paid ($0.70 per share)	(14,000)	(8,177,000)
Proceeds from issuance of common stock	49,000	(8,000)
Repurchase of common stock upon vesting of restricted stock awards	(14,000)	—
Repurchase of common stock, net	(187,000)	—
Net cash used in financing activities	(166,000)	(8,185,000)

Increase (decrease) in cash and cash equivalents	3,346,000	(9,067,000)

Cash and cash equivalents at beginning of period	4,695,000	12,267,000
Cash and cash equivalents at end of period	$8,041,000	$3,200,000

Supplemental disclosures for cash flow information:
Cash paid during the period for income taxes	$—	$2,000

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$111,000	$65,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
Notes To Financial Statements
(Unaudited)

1.
Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company operates in a single reportable segment. The Company’s primary products include the Insignia Point-of-Purchase Services (POPS®), freshADSsm and other retailer approved promotional services, in-store marketing programs, and custom adhesive and non-adhesive signage materials directly to our retail customers.

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

Inventories. Inventories are primarily comprised of sign cards and roll stock. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method, and consisted of the following as of the dates indicated:

	June 30,	December 31,
	2018	2017
Raw materials	$62,000	$68,000
Work-in-process	14,000	10,000
Finished goods	288,000	223,000
	$364,000	$301,000

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	June 30,	December 31,
	2018	2017
Property and Equipment:
Production tooling, machinery and equipment	$4,005,000	$4,003,000
Office furniture and fixtures	327,000	325,000
Computer equipment and software	2,690,000	2,680,000
Leasehold improvements	577,000	577,000
Construction in-progress	793,000	206,000
	8,392,000	7,791,000
Accumulated depreciation and amortization	(5,488,000)	(5,121,000)
Net Property and Equipment	$2,904,000	$2,670,000

Depreciation expense was approximately $181,000 and $367,000 in the three and six months ended June 30, 2018, respectively, and $214,000 and $433,000 in the three and six months ended June 30, 2017, respectively.

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

On November 28, 2016, our Board of Directors amended the 2003 Incentive Stock Option Plan (the “2003 Plan”) and the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”) to permit equitable adjustments to outstanding awards in the event of an extraordinary cash dividend. On March 28, 2017, the Board of Directors approved the modification of all outstanding stock option awards to provide option holders with substantially equivalent economic value after the effect of the dividend. The modification resulted in the issuance of options to purchase 150,476 additional shares. Total stock-based compensation expense for the modifications was approximately $79,000, which was recorded during the six months ended June 30, 2017.

During the six months ended June 30, 2018, no stock option awards were granted by the Company. During the six months ended June 30, 2017, no other stock option awards were granted by the Company beyond the modification discussed above.

During the six months ended June 30, 2018, the Company issued 178,000 restricted stock units under the 2013 Plan. The shares underlying the awards were assigned a value of $1.77 per share, which was the closing price of our common stock on the date of grant, and are scheduled to vest over three years.

During the six months ended June 30, 2017, the Company issued 8,424 restricted stock units under the 2013 Plan. The shares underlying the awards were assigned a value of $1.51 per share, which was the closing price of our common stock on the date of grant, and are scheduled to vest over a weighted average of 1.5 years following the date of grant.

The Company estimated the fair value of stock-based awards granted during the six months ended June 30, 2018, under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 years, expected volatility of 66%, dividend yield of 0% and risk-free interest rate of 1.83%.

During June 2017, non-employee members of the Board of Directors received grants totaling 72,115 fully vested shares of common stock pursuant to the 2013 Plan. The shares were assigned a value of $1.04 per share, based on the closing price on the grant date, for a total value of $75,000, which is included in stock-based compensation expense for the six months ended June 30, 2017.

Total stock-based compensation expense recorded for the three and six months ended June 30, 2018 was $82,000 and $149,000, respectively, and for the three and six months ended June 30, 2017 was $127,000 and $274,000, respectively.

During the three and six months ended June 30, 2018 and 2017, there were no options exercised.

Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period.

Options to purchase approximately 245,000 shares of common stock with a weighted average exercise price of $4.41 were outstanding at June 30, 2018 and were not included in the computation of common stock equivalents for the three and six months ended June 30, 2018 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Due to the net loss incurred during the three and six months ended June 30, 2017, all stock awards were anti-dilutive for both periods.

Weighted average common shares outstanding for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Denominator for basic net income (loss) per share - weighted average shares	11,804,000	11,674,000	11,812,000	11,667,000
Effect of dilutive securities:
Stock options and restricted stock units	272,000	—	228,000	—
Denominator for diluted net income (loss) per share - weighted average shares	12,076,000	11,674,000	12,040,000	11,667,000

Dividends. On November 28, 2016, the Board declared a one-time special dividend of $0.70 per share to shareholders of record as of December 16, 2016 of $8,233,000, of which $8,163,000 was paid on January 6, 2017, an additional $14,000 was paid on May 15, 2017 and $14,000 was paid on May 15, 2018.

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

POPSign Services. Our primary source of revenue is from marketing in-store advertising programs and services primarily to consumer-packaged goods (“CPG”) manufacturers. We provide a service of displaying promotional signs in close proximity to the manufacturer’s product in participating stores, which we maintain in two-to-four-week cycle increments. Our in-store marketing programs include POPSigns and freshADS (together referred to herein as “POPSign services”).

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

Other Service Revenues. The Company also supplies CPG manufactures with other miscellaneous retailer approved promotional services and sign solutions. These services are more customized than the POPSign program, consisting of variable durations and variable specifications. Due to the variable nature of these services, revenue recognition is a mix of over time and point in time recognition.

Products. We also sell custom adhesive and non-adhesive signage materials directly to our customers. Each such product is a distinct performance obligation. Revenue is recognized at a point in time upon shipment, when control of the goods transfers to the customer.

Disaggregation of Revenue

In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

	Three months ended June 30, 2018			Six months ended June 30, 2018
	Services	Products	Total	Services	Products	Total
	Revenues	Revenue	Revenue	Revenues	Revenue	Revenue
Timing of revenue recognition:
Products and servcies transferred over time	$7,868,000	—	$7,868,000	$14,894,000	—	$14,894,000
Products and services transferred at a point in time	—	$377,000	$377,000	—	$770,000	$770,000
Total	$7,868,000	$377,000	$8,245,000	$14,894,000	$770,000	$15,664,000

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

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2017	$372,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(122,000)
Cash received in advance and not recognized as revenue	781,000
Cumulative catch-up from a change in the timeframe for recognition of revenue arising from deferred revenue	—
Balance at June 30, 2018	$1,031,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of our performance obligations. This practical expedient is being applied to arrangements for certain uncompleted POPSign services and unshipped custom signage materials. Of those contracts with an expected duration of greater than one year, we estimate that revenue of $11,000 and $3,989,000 related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018 will be recognized during the remainder of fiscal 2018 and in fiscal 2019 or beyond, respectively.

3.
Selling Arrangement. In 2011, the Company paid News America Marketing In-Store, LLC (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 and $200,000 in both of the three and six months ended June 30, 2018 and 2017, respectfully, and is expected to be $400,000 per year over the next three years and $117,000 in the year ending December 31, 2021, is recorded within cost of services in the Company’s condensed statements of operations. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s condensed balance sheet.

4.
Income Taxes. For the three and six months ended June 30, 2018, the Company recorded income tax expense of $76,000 and $149,000, or 29.2% and 30.0% of income before taxes, respectively. For the three and six months ended June 30, 2017, the Company recorded an income tax benefit of $38,000 and $582,000, or 6.6% and 25.2% of loss before taxes, respectively. The income tax expense or benefit for the three and six months ended June 30, 2018 and 2017 is comprised of federal and state taxes. The primary differences between the Company’s June 30, 2018 and 2017 effective tax rates and the statutory federal rate are expenses related to stock-based compensation, nondeductible meals and entertainment and for the three and six months ended June 30, 2017, a valuation allowance was recognized as it was determined that it is more likely than not that the Company will not realize the full amount of its net deferred tax assets. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustment to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. At both December 31, 2017 and June 30, 2018, the Company had a valuation allowance of approximately $108,000 as a result of certain capital losses and state net operating losses carried forward which the Company does not believe are more likely than not to be realized.

As of June 30, 2018 and December 31, 2017, the Company had unrecognized tax benefits totaling $596,000 and $581,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $596,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2018.

5.
Concentrations. During the six months ended June 30, 2018, two customers accounted for 25% and 24%, respectively, of the Company’s total net sales. During the six months ended June 30, 2017, two customers accounted for 25% and 9% respectively, of the Company’s total net sales. At June 30, 2018, three customers accounted for 32%, 18% and 10% of the Company’s total accounts receivable, respectively. At December 31, 2017, three customers represented 29%, 12% and 11% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

6.
Share Repurchases.  On April 5, 2018, the Board of Directors authorized the repurchase of up to $3,000,000 of the Company’s common stock on or before March 31, 2020. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. During the three months ended June 30, 2018, the Company repurchased and retired approximately 103,000 shares, at a total cost of $187,000. As of June 30, 2018, the approximate dollar value of shares that may yet be purchased by the Company under the plan was $2,816,000.

7.
Recently Issued Accounting Pronouncements. In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases, under which lessees will recognize most leases on the balance sheet. This will generally increase reported assets and liabilities. For public entities, this ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company has performed a review of the requirements of the new guidance and has identified which of its leases will be within the scope of ASU 2016-02. The Company is working through an adoption plan which includes a review of lease contracts, applying the new standard to the lease contracts and comparing the results to our current accounting. As part of this, we are assessing changes that might be necessary to processes, and internal controls to capture new data and address changes in financial reporting. Effective January 1, 2019, the Company will be revising its lease accounting policy and expanding revenue disclosures to reflect the requirements of ASU 2016-02. Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption on its financial statements.

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

2018 Business Overview

Summary of Financial Results

For the quarter ended June 30, 2018, the Company generated net sales of $8,245,000, as compared with net sales of $5,849,000 for the quarter ended June 30, 2017. For the six months ended June 30, 2018, the Company generated net sales of $15,664,000, as compared with net sales of $10,616,000 in the six months ended June 30, 2017. Net income for the quarter ended June 30, 2018 was $184,000, as compared to a net loss of $534,000 for the quarter ended June 30, 2017. Net income for the six months ended June 30, 2018 was $348,000, as compared to a net loss of $1,725,000 for the six months ended June 30, 2017. The net loss for the three-month and the six-month periods ended June 30, 2017 are inclusive of a $192,000 tax valuation allowance.

During the six months ended June 30, 2018, cash and cash equivalents increased $3,346,000 from $4,695,000 at December 31, 2017, to $8,041,000 at June 30, 2018. The Company had no long-term debt as of June 30, 2018 and 2017.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.6	74.4	63.3	80.0
Gross profit	36.4	25.6	36.7	20.0
Operating expenses:
Selling	8.7	14.2	10.3	16.2
Marketing	6.9	7.3	7.5	8.0
General and administrative	17.7	13.9	15.8	17.6
Total operating expenses	33.3	35.4	33.6	41.8
Operating income (loss)	3.1	(9.8)	3.1	(21.8)
Other income	0.1	0.0	0.1	0.0
Income (loss) before taxes	3.2	(9.8)	3.2	(21.8)
Income tax expense (benefit)	1.0	(0.6)	1.0	(5.5)
Net income (loss)	2.2%	(9.2)%	2.2%	(16.3)%

Three Months and Six Months Ended June 30, 2018 Compared to Three Months and Six Months Ended June 30, 2017

Net Sales. Net sales for the three months ended June 30, 2018 increased 41.0% to $8,245,000 compared to $5,849,000 for the three months ended June 30, 2017. Net sales for the six months ended June 30, 2018 increased 47.6% to $15,664,000, compared to $10,616,000 for the six months ended June 30, 2017.

Service revenues for the three months ended June 30, 2018 increased 42.7% to $7,868,000 compared to $5,512,000 for the three months ended June 30, 2017. Service revenues for the six months ended June 30, 2018 increased 51.7% to $14,894,000 compared to $9,816,000 for the six months ended June 30, 2017.

2017 service revenues were weak during both the three months ended and six months ended June 30, 2017, down 10.6% from the three months ended June 30, 2016, and down 16.7% from the six months ended June 30, 2016. Accordingly, we do not expect a similar increase in the percentage of service revenues (or in the gross profit as a percentage of net sales) during the remainder of 2018 as compared to the comparable periods in 2017.

The increase in sales for the three months ended June 30, 2018 was due to increases in both POPS program revenue and innovation initiatives. POPS program revenue increased primarily due to the number of signs placed, from new and existing CPG customers and an increase in average price per sign, which was the result of a favorable mix of CPG clients and contracts. The increase in sales for the six months ended June 30, 2018 was due to an increase in average price per sign, which was the result of a favorable mix of CPG clients and contracts, and an increase in the number of signs placed, mostly due to increased signs placed from new and existing CPG customers and also due to innovation initiatives

Product revenues for the three months ended June 30, 2018 increased 11.9% to $377,000 compared to $337,000 for the three months ended June 30, 2017. Product revenues for the six months ended June 30, 2018 decreased 3.8% to $770,000 compared to $800,000 for the six months ended June 30, 2017. The increase in the three month period was primarily due to higher sales of sign card supplies due to sales to new and existing customers. The decrease in the six month period was primarily due to lower sales of sign card supplies due to lower customer demand.

Gross Profit. Gross profit for the three months ended June 30, 2018 increased 100.6% to $3,005,000, or 36.4% as a percentage of net sales, compared to $1,498,000, or 25.6% as a percentage of net sales, for the three months ended June 30, 2017. Gross profit for the six months ended June 30, 2018 increased 170.4% to $5,751,000, or 36.7% as a percentage of net sales, compared to $2,127,000, or 20.0% as a percentage of net sales, for the six months ended June 30, 2017.

Service revenues: Gross profit from our service revenues for the three months ended June 30, 2018 increased 106.4% to $2,904,000 compared to $1,407,000 for the three months ended June 30, 2017. The higher gross profit was primarily the result of increased sales and product mix combined with an increased average price per sign from a favorable mix of CPG clients, and an increase in revenue from innovation initiatives. The Company incurred costs of approximately $155,000 associated with the implementation of its new IT operating infrastructure during the three months ended June 30, 2018 compared to approximately $50,000 for the three months ended June 30, 2017. For the six months ended June 30, 2018, the Company incurred costs of approximately $270,000 associated with the development of its new IT operating infrastructure compared to approximately $150,000 for the six months ended June 30, 2017. The project is expected to be substantially completed in the fourth quarter of 2018, with estimated additional expense of $300,000 in 2018. Gross profit as a percentage of service revenues for the six months ended June 30, 2018 increased 192.1% to $5,526,000 compared to $1,892,000 for the six months ended June 30, 2017. The increase was primarily due to the factors described above.

Gross profit as a percentage of service revenues for the three months ended June 30, 2018 increased to 36.9% compared to 25.5% for the three months ended June 30, 2017. The increase was primarily due to the factors described above. Gross profit as a percentage of service revenues for the six months ended June 30, 2018 increased to 37.1% compared to 19.3% for the six months ended June 30, 2017. The increase was primarily due to the factors described above.

Product revenues: Gross profit from our product revenues for the three months ended June 30, 2018 increased 11.0% to $101,000 compared to $91,000 for the three months ended June 30, 2017. The increase was primarily due to an increase in sales, partially offset by higher production and tooling costs. Gross profit from our product revenues for the six months ended June 30, 2018 decreased 4.3% to $225,000 compared to $235,000 for the six months ended June 30, 2017. The decrease was primarily due to a decrease in sales.

Gross profit as a percentage of product revenues was 26.8% for the three months ended June 30, 2018 was relatively flat compared to 27.0% for the three months ended June 30, 2017. Gross profit as a percentage of product revenues was 29.2% for the six months ended June 30, 2018 compared to 29.4% for the six months ended June 30, 2017.

Operating Expenses

Selling. Selling expenses for the three months ended June 30, 2018 decreased 13.5% to $719,000 compared to $831,000 for the three months ended June 30, 2017. The decrease was primarily due to decreased staff related expenses. Selling expenses for the six months ended June 30, 2018 decreased 5.6% to $1,622,000 compared to $1,719,000 for the six months ended June 30, 2017. The decrease was primarily due decreased staff related expenses.

Selling expenses as a percentage of net sales decreased to 8.7% for the three months ended June 30, 2018 compared to 14.2% for the three months ended June 30, 2017. The decrease was primarily due to increased net sales, in addition to the factors described above. Selling expenses as a percentage of net sales decreased to 10.3% for the six months ended June 30, 2018 compared to 16.2% for the six months ended June 30, 2017. The decrease was primarily due to increased net sales, in addition to the factors described above.

Marketing. Marketing expense for the three months ended June 30, 2018 increased 32.6% to $566,000 compared to $427,000 for the three months ended June 30, 2017. Increased marketing expenses were primarily due to increased staffing and staff related costs, partially due to the filling of previously open positions, and an increase in new product development activities. Marketing expense for the six months ended June 30, 2018 increased 37.2% to $1,170,000 compared to $853,000 for the six months ended June 30, 2017. The increase was primarily due to the factors described above.

Marketing expense as a percentage of net sales decreased to 6.9% for the three months ended June 30, 2018 compared to 7.3% for the three months ended June 30, 2017. The decrease was primarily due to increased sales, partially offset by the factors described above. Marketing expense as a percentage of net sales decreased to 7.5% for the six months ended June 30, 2018 compared to 8.0% for the six months ended June 30, 2017. The decrease was primarily due to increased sales, partially offset by the factors described above.

General and administrative. General and administrative expenses for the three months ended June 30, 2018 increased 80.2% to $1,467,000 compared to $814,000 for the three months ended June 30, 2017. The increase of $653,000 includes $460,000 of expenses related to the negotiation and satisfaction of obligations under the Cooperation Agreement that was announced on May 18, 2018, and is in effect into 2020.

General and administrative expenses for the six months ended June 30, 2018 increased 32.5% to $2,474,000 compared to $1,867,000 for the six months ended June 30, 2017. The increase was primarily due to the factors described above.

General and administrative expenses as a percentage of net sales increased to 17.7% for the three months ended June 30, 2018 compared to 13.9% for the three months ended June 30, 2017. The increase was primarily due to the factors described above. General and administrative expenses as a percentage of net sales decreased to 15.8% for the six months ended June 30, 2018 compared to 17.6% for the six months ended June 30, 2017. The decrease was primarily due increased sales, partially offset by the factors described above.

Other Income. Other income for the three months ended June 30, 2018 was $7,000 compared to $2,000 for the three months ended June 30, 2017. Other income for the six months ended June 30, 2018 was $12,000 compared to $5,000 for the six months ended June 30, 2017. The increase was primarily due to higher average cash and cash equivalent balances due to the payment of the special dividend on January 6, 2017. Other income is comprised of interest earned on cash, cash equivalents, and previously for available-for-sale investment balances.

Income Taxes.  For the three and six months ended June 30, 2018, the Company recorded income tax expense of $76,000 and $149,000, or 29.2% and 30.0% of income before taxes, respectively. For the three and six months ended June 30, 2017, the Company recorded an income tax benefit of $38,000 and $582,000, or 6.6% and 25.2% of loss before taxes, respectively. The income tax expense or benefit for the three and six months ended June 30, 2018 and 2017 is comprised of federal and state taxes. The primary differences between the Company’s June 30, 2018 and 2017 effective tax rates and the statutory federal rate are expenses related to stock-based compensation, nondeductible meals and entertainment and for the three and six months ended June 30, 2017, a valuation allowance was recognized in the amount of $192,000 as it was determined that it is more likely than not that the Company will not realize the full amount of its net deferred tax assets. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustment to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. At both December 31, 2017 and June 30, 2018, the Company had a valuation allowance of approximately $108,000 as a result of certain capital losses and state net operating losses carried forward which the Company does not believe are more likely than not to be realized. Net Income (Loss). For the reasons stated above, net income for the three and six months ended June 30, 2018 was $184,000 and $348,000, respectively, compared to a net loss of $534,000 and $1,725,000, respectively, for the three and six months ended June 30, 2017.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At June 30, 2018, working capital (current assets less current liabilities) was $12,131,000 compared to $11,833,000 at December 31, 2017. During the six months ended June 30, 2018, cash and cash equivalents increased $3,346,000 from $4,695,000 at December 31, 2017 to $8,041,000 at June 30, 2018.

Operating Activities: Net cash provided by operating activities during the six months ended June 30, 2018, was $4,040,000. Net income of $348,000, plus non-cash adjustments of $683,000 and changes in operating assets and liabilities of $3,009,000 resulted in the $4,040,000 of cash provided by operating activities. The largest component of the change in operating assets and liabilities was accounts receivable, which decreased $2,296,000, which was primarily driven by improved day sales outstanding. The non-cash adjustments consisted of depreciation and amortization expense, changes in the allowance for doubtful accounts, and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities: Net cash used in investing activities during the six months ended June 30, 2018 was $528,000, which was related primarily to the IT operating infrastructure project, and consisted of hardware, purchased software and capitalization of costs for internally developed software.

Financing Activities: Net cash used in financing activities during the six months ended June 30, 2018 was $166,000, which was primarily related to stock repurchases.

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

Our share repurchase activity for the three months ended June 30, 2018, was as follows:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shars that may yet be purchased under the plans or programs
April 1–30, 2018	–	–	–	$3,000,000
May 1–31, 2018	33,466(a)	$1.84	24,576	$2,954,451
June 1–30, 2018	78,187	1.77	102,763	$2,816,261
Total	111,653	$1.81

(a)
Includes 8,890 shares surrendered to the Company to satisfy minimum statutory federal, state, and local tax withholding obligations arising from the vesting of a restricted stock award. The shares were forfeit pursuant to the participant’s instructions in accordance with the terms of the applicable award agreement and the 2013 Plan and are not part of any publicly announced stock repurchase program.

Item 3.             Defaults upon Senior Securities

None.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

None.

Item 6.             Exhibits

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-13471.

Exhibit Number	Description	Method of Filing

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008 (incorporated by reference to Exhibit 3.1 to annual report on Form 10-K for the year ended December 31, 2015)	Incorporated by Reference

3.2	Composite Bylaws of Registrant, as amended through December 5, 2015 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2015)	Incorporated by Reference

10.1	Cooperation Agreement with Nick Swenson, Air T. Inc. and Groveland Capital LLC, dated May 17, 2018 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed May 18, 2018)	Incorporated by Reference

31.1	Certification of Principal Executive Officer	Filed Electronically

31.2	Certification of Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; and (iv) Notes to Financial Statements.
Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.

Dated: August 7, 2018	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant)

Dated: August 7, 2018	/s/ Jeffrey A. Jagerson
Jeffrey A. Jagerson
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008	Incorporated by Reference

3.2	Composite Bylaws of Registrant, as amended through December 5, 2015	Incorporated by Reference

10.1	Cooperation Agreement with Nick Swenson, Air T. Inc. and Groveland Capital LLC, dated May 17, 2018 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed May 18, 2018)	Incorporated by Reference

31.1	Certification of Principal Executive Officer	Filed Electronically

31.2	Certification of Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; and (iv) Notes to Financial Statements.
Filed Electronically