Form 10-Q
period 2018-09-30
INSIGNIA SYSTEMS INC/MN
filed 2018-11-14
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_______________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2018
or
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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐ No ☑

Number of shares outstanding of Common Stock, $.01 par value, as of November 9, 2018 was 11,839,774.

Insignia Systems, Inc.

i

PART I.       FINANCIAL INFORMATION
Item 1.         Financial Statements

Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	September 30,
	2018	December 31,
	(Unaudited)	2017
ASSETS
Current Assets:
Cash and cash equivalents	$7,590,000	$4,695,000
Accounts receivable, net	11,294,000	11,864,000
Inventories	323,000	301,000
Income tax receivable	94,000	360,000
Prepaid expenses and other	335,000	415,000
Total Current Assets	19,636,000	17,635,000

Other Assets:
Property and equipment, net	3,049,000	2,670,000
Other, net	1,078,000	1,383,000

Total Assets	$23,763,000	$21,688,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	3,739,000	3,232,000
Accrued liabilities:
Compensation	1,503,000	1,531,000
Other	938,000	667,000
Deferred revenue	753,000	372,000
Total Current Liabilities	$6,933,000	$5,802,000

Long-Term Liabilities:
Deferred tax liabilities	236,000	245,000
Accrued income taxes	604,000	581,000
Deferred rent	173,000	219,000
Total Long-Term Liabilities	$1,013,000	$1,045,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 11,848,000 at September 30, 2018 and 11,914,000 at December 31, 2017	118,000	119,000
Additional paid-in capital	15,345,000	15,361,000
Retained earnings (Accumulated deficit)	354,000	(639,000)
Total Shareholders' Equity	15,817,000	14,841,000

Total Liabilities and Shareholders' Equity	$23,763,000	$21,688,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended	Nine Months Ended
September 30	September 30
	2018	2017	2018	2017
Services revenues	$9,069,000	$7,353,000	$23,963,000	$17,169,000
Products revenues	386,000	370,000	1,156,000	1,170,000
Total Net Sales	9,455,000	7,723,000	25,119,000	18,339,000

Cost of services	5,569,000	4,700,000	14,937,000	12,624,000
Cost of goods sold	323,000	280,000	868,000	845,000
Total Cost of Sales	5,892,000	4,980,000	15,805,000	13,469,000
Gross Profit	3,563,000	2,743,000	9,314,000	4,870,000

Operating Expenses:
Selling	908,000	879,000	2,530,000	2,598,000
Marketing	703,000	409,000	1,873,000	1,262,000
General and administrative	1,106,000	1,004,000	3,580,000	2,871,000
Total Operating Expenses	2,717,000	2,292,000	7,983,000	6,731,000
Operating Income (Loss)	846,000	451,000	1,331,000	(1,861,000)

Other income	15,000	2,000	27,000	7,000
Income (Loss) Before Taxes	861,000	453,000	1,358,000	(1,854,000)

Income tax expense (benefit)	216,000	2,000	365,000	(580,000)
Net Income (Loss)	$645,000	$451,000	$993,000	$(1,274,000)

Net income (loss) per share:
Basic	$0.05	$0.04	$0.08	$(0.10)
Diluted	$0.05	$0.04	$0.08	$(0.10)

Shares used in calculation of net income (loss) per share:
Basic	11,729,000	11,758,000	11,784,000	11,698,000
Diluted	12,012,000	11,777,000	12,026,000	11,698,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2018	2017
Operating Activities:
Net income (loss)	$993,000	$(1,274,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	860,000	1,001,000
Changes in allowance for doubtful accounts	(16,000)	16,000
Deferred income tax expense	(9,000)	(205,000)
Stock-based compensation expense	277,000	317,000
Changes in operating assets and liabilities:
Accounts receivable	586,000	(2,040,000)
Inventories	(22,000)	(1,000)
Income tax receivable	266,000	355,000
Prepaid expenses and other	80,000	192,000
Accounts payable	408,000	777,000
Accrued liabilities	253,000	377,000
Income tax payable	—	20,000
Accrued income taxes	23,000	—
Deferred revenue	381,000	586,000
Net cash provided by operating activities	4,080,000	121,000

Investing Activities:
Purchases of property and equipment	(877,000)	(822,000)
Net cash used in investing activities	(877,000)	(822,000)

Financing Activities:
Cash dividends paid ($0.70 per share)	(14,000)	(8,177,000)
Proceeds from issuance of common stock, net	49,000	(14,000)
Repurchase of common stock upon vesting of restricted stock awards	(74,000)	—
Repurchase of common stock, net	(269,000)	—
Net cash used in financing activities	(308,000)	(8,191,000)

Increase (decrease) in cash and cash equivalents	2,895,000	(8,892,000)

Cash and cash equivalents at beginning of period	4,695,000	12,267,000
Cash and cash equivalents at end of period	$7,590,000	$3,375,000

Supplemental disclosures for cash flow information:
Cash paid during the period for income taxes	$84,000	$2,000

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$96,000	$115,000

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

Inventories. Inventories are primarily comprised of sign cards, hardware and roll stock. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method, and consisted of the following as of the dates indicated:

	September 30,	December 31,
	2018	2017
Raw materials	$90,000	$68,000
Work-in-process	3,000	10,000
Finished goods	230,000	223,000
	$323,000	$301,000

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	September 30,	December 31,
	2018	2017
Property and Equipment:
Production tooling, machinery and equipment	$4,087,000	$4,003,000
Office furniture and fixtures	329,000	325,000
Computer equipment and software	2,726,000	2,680,000
Leasehold improvements	577,000	577,000
Construction in-progress	995,000	206,000
	8,714,000	7,791,000
Accumulated depreciation and amortization	(5,665,000)	(5,121,000)
Net Property and Equipment	$3,049,000	$2,670,000

Depreciation expense was approximately $188,000 and $555,000 in the three and nine months ended September 30, 2018, respectively, and $220,000 and $653,000 in the three and nine months ended September 30, 2017, respectively.

Stock-Based Compensation. We measure and recognize compensation expense for all stock-based payments at fair value. Restricted stock units and awards are valued at the closing market price of the Company’s stock on the date of the grant. We use the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

During the nine months ended September 30, 2018, stock option awards to purchase up to 119,515 shares were granted by the Company. The Company estimates the fair value of these awards using the following weighted average assumptions: expected life of 6.5 years, expected volatility of 51.21%, dividend yield of 0% and a risk-free rate interest rate of 2.80%. During the nine months ended September 30, 2017, no other stock option awards were granted by the Company beyond the modification discussed above.

During the nine months ended September 30, 2018, the Company issued 297,515 restricted stock units under the 2013 Plan and the 2018 Equity Incentive Plan (the “2018 Plan”). The shares underlying the awards were assigned a value of $1.77 and $1.95 per share, which was the closing price of our common stock on the date of grants. These awards are scheduled to vest over three years or four years with the first vesting in year two. During the nine months ended September 30, 2017, the Company issued 143,424 restricted stock units under the 2013 Plan. The shares underlying the awards made in 2017 were assigned weighted average values of $1.13 per share based on the closing price of our common stock on the applicable dates of grant and are scheduled to vest over two years.

During the nine months ended September 30, 2018, no restricted stock was issued. During the nine months ended September 30, 2017, the Company issued 60,000 shares of restricted stock under the 2013 Plan. The shares underlying the awards were assigned a value of $1.09 per share, which was the closing price of our common stock on the date of grant and are scheduled to vest over the two years following the date of grant.

During July 2018, non-employee members of the Board of Directors received restricted stock grants totaling 46,152 shares pursuant to the 2018 Plan. The shares underlying the awards were assigned a value of $1.95 per share, which was the closing price of our common stock on the date of grants, for a total value of $90,000, and are scheduled to vest the day immediately preceding the date of the next annual shareholder meeting.  During June 2017, non-employee members of the Board of Directors received grants totaling 72,115 fully vested shares of common stock pursuant to the 2013 Plan. The shares were assigned a value of $1.04 per share, based on the closing price on the grant date, for a total value of $75,000, which is included in stock-based compensation expense for the nine months ended September 30, 2017.

Total stock-based compensation expense recorded for the three and nine months ended September 30, 2018 was $128,000 and $277,000, respectively, and for the three and nine months ended September 30, 2017 was $43,000 and $317,000, respectively.

During the three and nine months ended September 30, 2018, there were approximately 900 shares issued pursuant to stock option exercises, for which the Company received proceeds of $1,000. During the three and nine months ended September 30, 2017, there were no options exercised. A portion of the stock option exercises in the three and nine months ended September 30, 2018 were completed on a cashless basis.

The Company estimated the fair value of stock-based awards granted during the nine months ended September 30, 2018, under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 years, expected volatility of 66%, dividend yield of 0% and risk-free interest rate of 1.83%.

Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period.

Options to purchase approximately 305,000 and 265,000 shares of common stock with a weighted average exercise price of $2.66 and $3.22, respectively, were outstanding at September 30, 2018 and were not included in the computation of common stock equivalents for the three and nine months ended September 30, 2018 because their exercise prices were higher than the average fair market value of the common stock during the reporting period.

Options to purchase approximately 501,000 shares of common stock with a weighted average exercise price of $2.33 were outstanding at September 30, 2017 and were not included in the computation of common stock equivalents for the three months ended September 30, 2017 because their exercise prices were higher than the average fair market value of the common shares during the reporting period. Due to the net loss incurred during the nine months ended September 30, 2017 all stock options were anti-dilutive for that period.

Weighted average common shares outstanding for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Denominator for basic net income (loss) per share - weighted average shares	11,729,000	11,758,000	11,784,000	11,698,000
Effect of dilutive securities:
Stock options and restricted stock units and awards	283,000	19,000	242,000	—
Denominator for diluted net income (loss) per share - weighted average shares	12,012,000	11,777,000	12,026,000	11,698,000

Dividends. On November 28, 2016, the Board declared a one-time special dividend of $0.70 per share to shareholders of record as of December 16, 2016 of $8,233,000, of which $8,163,000 was paid on January 6, 2017, $14,000 was paid on May 15, 2017, and an additional $14,000 was paid on May 15, 2018.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following is a description of our performance obligations included in our primary revenue streams and the timing or method of revenue recognition for each:

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	Services Revenues	Products Revenue	Total Revenue	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$8,016,000	—	$8,016,000	$21,883,000	—	$21,883,000
Products and services transferred at a point in time	$1,053,000	$386,000	$1,439,000	$2,080,000	$1,156,000	$3,236,000
Total	$9,069,000	$386,000	$9,455,000	$23,963,000	$1,156,000	$25,119,000

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

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2017	$372,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(122,000)
Cash received in advance and not recognized as revenue	503,000
Cumulative catch-up from a change in the timeframe for recognition of revenue arising from deferred revenue	—
Balance at September 30, 2018	$753,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of our performance obligations. This practical expedient is being applied to arrangements for certain uncompleted POPSign services and unshipped custom signage materials. Of those contracts with an expected duration of greater than one year, we estimate that revenue of $11,000 and $3,989,000 related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018 will be recognized during the remainder of fiscal 2018 and in fiscal 2019 or beyond, respectively.

3.
Selling Arrangement. In 2011, the Company paid News America Marketing In-Store, LLC (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized on a straight-line basis over the 10-year term of the arrangement. Amortization expense, which was $100,000 and $300,000 in both of the three and nine months ended September 30, 2018 and 2017, respectfully, and is expected to be $400,000 per year in 2019 and 2020 and $117,000 in the year ending December 31, 2021, is recorded within cost of services in the Company’s statements of operations and comprehensive income (loss). The net carrying amount of the selling arrangement is recorded within other assets on the Company’s condensed balance sheet.

4.
Income Taxes.  For the three and nine months ended September 30, 2018, the Company recorded income tax expense of $216,000 and $365,000 or 25.1% and 26.9% of income before taxes, respectively. For the three and nine months ended September 30, 2017, the Company recorded income tax expense (benefit) of $2,000 and $(580,000), or 0.4% and 31.3% of income or loss before taxes, respectively. The income tax expense for the three and nine months ended September 30, 2018 and 2017 is comprised of federal and state income taxes. The primary differences between the Company’s September 30, 2018 and 2017 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment and for the three and nine months ended September 30, 2017, a valuation allowance was recognized as it was determined that it is more likely than not that the Company will not realize the full amount of its net deferred tax assets. There was no impact for income taxes related to the valuation allowance for the three and nine months ended September 30, 2018. The Company’s statutory federal rate decreased to 21% in 2018 from 35% in 2017 due to the Tax Cuts and Jobs Act enacted in 2017. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustment to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. At both December 31, 2017 and September 30, 2018, the Company had a valuation allowance of approximately $108,000 as a result of certain capital losses and state net operating losses carried forward which the Company does not believe are more likely than not to be realized.

As of September 30, 2018 and December 31, 2017, the Company had unrecognized tax benefits totaling $604,000 and $581,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $604,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2018.

5.
Concentrations. During the nine months ended September 30, 2018 two customers accounted for 24% and 22%, respectively, of the Company’s total net sales. During the nine months ended September 30, 2017, one customer accounted for 27% of the Company’s total net sales. At September 30, 2018, three customers accounted for 24%, 17% and 15%, respectively, of the Company’s total accounts receivable. At December 31, 2017, three customers represented 29%, 12% and 11%, respectively, of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

6.
Recently Issued Accounting Pronouncements. In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases, under which lessees will recognize most leases on the balance sheet. This will generally increase reported assets and liabilities. This ASU is effective for the Company’s annual and interim periods beginning January 1, 2019. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, this guidance will apply and the Company will adopt this ASU beginning on January 1, 2019 using the transition option provided under ASU 2018-11. The Company has performed a review of the requirements of the new guidance and has identified which of its leases will be within the scope of ASU 2016-02.  The Company is working through an adoption plan which includes a review of lease contracts, applying the new standard to the lease contracts and comparing the results to our current accounting.  As part of this, we are assessing changes that might be necessary to processes, and internal controls to capture new data and address changes in financial reporting. Effective January 1, 2019, the Company will be revising its lease accounting policy disclosures to reflect the requirements of ASU 2016-02. The Company estimates the impact of the adoption will be an increase of approximately $450,000 to $500,000 to both assets and liabilities on the balance sheet, with no material net impact to the statement of operations. We also expect additional qualitative and quantitative disclosures will be required upon adoption.

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

Company Overview

Insignia Systems, Inc. (referred to in this Quarterly Report on Form 10-Q as “Insignia,” “we,” “us,” “our” or the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods (“CPG”) manufacturers. Insignia has provided in-store media solutions in over 20,000 retail outlets, inclusive of grocery, mass merchants and dollar over the course of 2018. We partner with over 300 consumer packaged goods manufacturers across various categories including center store, refrigerated, frozen and the perimeter. Insignia provides participating retailers with benefits including incremental revenue, incremental sales opportunities, increased shopper engagement in-store, and custom creative development and other in-kind services.

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

Business Overview

Summary of Financial Results

For the quarter ended September 30, 2018, the Company generated net sales of $9,455,000, as compared with net sales of $7,723,000 for the quarter ended September 30, 2017. For the nine months ended September 30, 2018, the Company generated net sales of $25,119,000, as compared with net sales of $18,339,000 in the nine months ended September 30, 2017. Net income for the quarter ended September 30, 2018 was $645,000, as compared to $451,000 for the quarter ended September 30, 2017. Net income for the nine months ended September 30, 2018 was $993,000, as compared to a net loss of $1,274,000 for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, cash and cash equivalents increased $2,895,000 from $4,695,000 at December 31, 2017, to $7,590,000 at September 30, 2018. The Company had no long-term debt as of September 30, 2018 and 2017.

The retailer and CPG volatility in the Company's POPS program make its future results difficult to predict. Increased competition will change its retail network and the mix of its customers resulting in downward pressure on its financial results early in 2019. The Company remains focused on maintaining its current clients while also pursuing new clients within its core business. The Company is generating successful results with its new products and will continue to aggressively push its pipeline with greater focus in the areas its clients are most often requesting and where the Company can build scale. As the Company introduces innovation, these products and services may have lower margin rates than its core business.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.3	64.5	63.0	73.4
Gross profit	37.7	35.5	37.0	26.6
Operating expenses:
Selling	9.6	11.4	10.1	14.2
Marketing	7.4	5.3	7.5	6.9
General and administrative	11.7	13.0	14.2	15.6
Total operating expenses	28.7	29.7	31.8	36.7
Operating income (loss)	9.0	5.8	5.2	(10.1)
Other income	0.1	0.0	0.2	0.0
Income (loss) before taxes	9.1	5.8	5.4	(10.1)
Income tax expense (benefit)	2.3	0.0	1.4	(3.2)
Net income (loss)	6.8%	5.8%	4.0%	(6.9)%

Three Months and Nine Months Ended September 30, 2018 Compared to Three Months and Nine Months Ended September 30, 2017

Net Sales. Net sales for the three months ended September 30, 2018 increased 22.4% to $9,455,000 compared to $7,723,000 for the three months ended September 30, 2017. Net sales for the nine months ended September 30, 2018 increased 37.0% to $25,119,000, compared to $18,339,000 for the nine months ended September 30, 2017.

Service revenues for the three months ended September 30, 2018 increased 23.3% to $9,069,000 compared to $7,353,000 for the three months ended September 30, 2017. Service revenues for the nine months ended September 30, 2018 increased 39.6% to $23,963,000 compared to $17,169,000 for the nine months ended September 30, 2017.

The increase in sales for the three months ended September 30, 2018 was primarily due to an increase in innovation initiatives. POPS program revenue was relatively flat with a decrease in the number of signs placed partially offset by an increase in average price per sign, which was the result of a favorable mix of CPG clients and contracts. Service revenues inclusive of POPS program and innovation revenue increased during the three months ended September 30, 2018, up 23.3% from the three months ended September 30, 2017. The increase in sales for the nine months ended September 30, 2018 was due to an increase in average price per sign, which was the result of a favorable mix of CPG clients and contracts, an increase in the number of signs placed, mostly due to increased signs placed from new and existing CPG customers, and also due to innovation initiatives.

Product revenues for the three months ended September 30, 2018 increased 4.3% to $386,000 compared to $370,000 for the three months ended September 30, 2017. Product revenues for the nine months ended September 30, 2018 decreased 1.2% to $1,156,000 compared to $1,170,000 for the nine months ended September 30, 2017. The increase in the three-month period was primarily due to higher sales of sign card supplies due to sales to new and existing customers. The decrease in the nine-month period was primarily due to lower sales of sign card supplies due to lower customer demand.

Gross Profit. Gross profit for the three months ended September 30, 2018 increased 29.9% to $3,563,000, or 37.7% as a percentage of net sales, compared to $2,743,000, or 35.5% as a percentage of net sales, for the three months ended September 30, 2017. Gross profit for the nine months ended September 30, 2018 increased 91.3% to $9,314,000, or 37.0% as a percentage of net sales, compared to $4,870,000, or 26.6% as a percentage of net sales, for the nine months ended September 30, 2017.

Service revenues: Gross profit from our service revenues for the three months ended September 30, 2018 increased 31.9% to $3,500,000 compared to $2,653,000 for the three months ended September 30, 2017. The higher gross profit was primarily the result of increased sales, and product mix combined with an increased average price per sign from a favorable mix of CPG clients and contracts, and an increase in revenue from innovation initiatives. The Company incurred costs of approximately $166,000 associated with the implementation of its new IT operating infrastructure during the three months ended September 30, 2018 compared to approximately $109,000 for the three months ended September 30, 2017. For the nine months ended September 30, 2018, the Company incurred costs of approximately $436,000 associated with the development of its new IT operating infrastructure compared to approximately $263,000 for the nine months ended September 30, 2017. The project is expected to achieve a major milestone in the fourth quarter of 2018, with estimated additional expense of $200,000 in 2018. Gross profit from our service revenues for the nine months ended September 30, 2018 increased 98.6% to $9,026,000 compared to $4,545,000 for the nine months ended September 30, 2017. The increase was primarily due to the factors described above.

Gross profit as a percentage of service revenues for the three months ended September 30, 2018 increased to 38.6% compared to 36.1% for the three months ended September 30, 2017. The increase was primarily due to the factors described above. Gross profit as a percentage of service revenues for the nine months ended September 30, 2018 increased to 37.7% compared to 26.5% for the nine months ended September 30, 2017. The increase was primarily due to the factors described above.

Product revenues: Gross profit from our product revenues for the three months ended September 30, 2018 decreased 30.0% to $63,000 compared to $90,000 for the three months ended September 30, 2017. The decrease was primarily due to increased production related costs and product mix. Gross profit from our product revenues for the nine months ended September 30, 2018 decreased 11.4% to $288,000 compared to $325,000 for the nine months ended September 30, 2017. The decrease was primarily due to the factors described above.

Gross profit as a percentage of product revenues was 16.3% for the three months ended September 30, 2018 compared to 24.3% for the three months ended September 30, 2017. The decrease was primarily due to the factors described above. Gross profit as a percentage of product revenues was 24.9% for the nine months ended September 30, 2018 compared to 27.8% for the nine months ended September 30, 2017. The decrease was primarily due to the factors described above.

Operating Expenses

Selling. Selling expenses for the three months ended September 30, 2018 increased 3.3% to $908,000 compared to $879,000 for the three months ended September 30, 2017. The increase was primarily due to increased staff related expenses. Selling expenses for the nine months ended September 30, 2018 decreased 2.6% to $2,530,000 compared to $2,598,000 for the nine months ended September 30, 2017. The decrease was primarily due staff related expenses.

Selling expenses as a percentage of net sales decreased to 9.6% for the three months ended September 30, 2018 compared to 11.4% for the three months ended September 30, 2017. The decrease was primarily due to increased sales, partially offset by the factors described above. Selling expenses as a percentage of net sales decreased to 10.1% for the nine months ended September 30, 2018 compared to 14.2% for the nine months ended September 30, 2017. The decrease was primarily due to increased sales, in addition to the factors described above.

Marketing. Marketing expenses for the three months ended September 30, 2018 increased 71.9% to $703,000 compared to $409,000 for the three months ended September 30, 2017. Increased marketing expenses were primarily due to increased staffing and staff related costs, promotional activities, and an increase in new product innovation activities. Marketing expenses for the nine months ended September 30, 2018 increased 48.4% to $1,873,000 compared to $1,262,000 for the nine months ended September 30, 2017. The increase was primarily due to the factors described above.

Marketing expenses as a percentage of net sales increased to 7.4% for the three months ended September 30, 2018 compared to 5.3% for the three months ended September 30, 2017. The increase was primarily due to the factors described above, partially offset by increased sales. Marketing expenses as a percentage of net sales increased to 7.5% for the nine months ended September 30, 2018 compared to 6.9% for the nine months ended September 30, 2017. The increase was primarily due to the factors described above, partially offset by increased sales.

General and administrative. General and administrative expenses for the three months ended September 30, 2018 increased 10.2% to $1,106,000 compared to $1,004,000 for the three months ended September 30, 2017. The increase was primarily due to consulting and legal services. General and administrative expenses for the nine months ended September 30, 2018 increased 24.7% to $3,580,000 compared to $2,871,000 for the nine months ended September 30, 2017. The increase of $709,000 includes $460,000 of expense related to the negotiation and satisfaction of obligations under the Cooperation Agreement that was announced in May 2018 and is in effect into 2020.

General and administrative expenses as a percentage of net sales decreased to 11.7% for the three months ended September 30, 2018 compared to 13.0% for the three months ended September 30, 2017. The decrease was primarily due to increased sales, partially offset by the factors described above. General and administrative expenses as a percentage of net sales decreased to 14.2% for the nine months ended September 30, 2018 compared to 15.6% for the nine months ended September 30, 2017. The decrease was primarily due to increased sales, partially offset by the factors described above.

Other Income. Other income for the three months ended September 30, 2018 was $15,000 compared to $2,000 for the three months ended September 30, 2017. Other income for the nine months ended September 30, 2018 was $27,000 compared to $7,000 for the nine months ended September 30, 2017. The increase was primarily due to higher average cash and cash equivalent balances in 2018. Other income is comprised of interest earned on cash and cash equivalents.

Income Taxes.  For the three and nine months ended September 30, 2018, the Company recorded income tax expense of $216,000 and $365,000 or 25.1% and 26.9% of income before taxes, respectively. For the three and nine months ended September 30, 2017, the Company recorded income tax expense (benefit) of $2,000 and $(580,000), or 0.4% and 31.3% of income or loss before taxes, respectively. The income tax expense (benefit) for the three and nine months ended September 30, 2018 and 2017 is comprised of federal and state income taxes. The primary differences between the Company’s September 30, 2018 and 2017 effective tax rates and the statutory federal rate are expenses related to stock-based compensation, nondeductible meals and entertainment and for the three and nine months ended September 30, 2017, a valuation allowance was recognized as it was determined that it is more likely than not that the Company will not realize the full amount of its net deferred tax assets. There was no impact for income taxes related to the valuation allowance for the three and nine months ended September 30, 2018. The Company’s statutory federal rate decreased to 21% in 2018 from 35% in 2017 due to the Tax Cuts and Jobs Act enacted in 2017. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies.  If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustment to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. At both December 31, 2017 and September 30, 2018, the Company had a valuation allowance of approximately $108,000 as a result of certain capital losses and state net operating losses carried forward which the Company does not believe are more likely than not to be realized.

Net Income (Loss). For the reasons stated above, net income for the three and nine months ended September 30, 2018 was $645,000 and $993,000, respectively, compared to $451,000 for the three months ended September 30, 2017 and a net loss of $1,274,000 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At September 30, 2018, working capital (current assets less current liabilities) was $12,703,000 compared to $11,833,000 at December 31, 2017. During the nine months ended September 30, 2018, cash and cash equivalents increased $2,895,000 from $4,695,000 at December 31, 2017, to $7,590,000 at September 30, 2018.

Operating Activities: Net cash provided by operating activities during the nine months ended September 30, 2018, was $4,080,000. Net income of $993,000, plus non-cash adjustments of $1,112,000 and changes in operating assets and liabilities of $1,975,000 resulted in the $4,080,000 of cash provided by operating activities. The largest component of the change in operating assets and liabilities was accounts receivable which decreased

$586,000, which will fluctuate based on normal business conditions. The non-cash adjustments consisted of depreciation and amortization expense, changes in allowance for doubtful accounts, deferred income tax benefits, and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities: Net cash used in investing activities during the nine months ended September 30, 2018 was $877,000, which was related primarily to the IT operating infrastructure project, and consisted of hardware, purchased software and capitalization of costs for internally developed software.

Financing Activities: Net cash used in financing activities during the nine months ended September 30, 2018 was $308,000, which was primarily related to stock repurchases.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2018, the Board of Directors authorized the repurchase of up to $3,000,000 of the Company’s common stock on or before March 31, 2020. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares and may be suspended at any time at the Company’s discretion.

Our share repurchase activity for the three months ended September 30, 2018, was as follows:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1–31, 2018	16,005	$1.68	118,768	$2,789,403
August 1–31, 2018	7,620(a)	$1.84	124,526	$2,778,791
September 1–30, 2018	51,117(b)	$1.80	147,998	$2,736,563
Total	74,742	$1.77

(a)
Includes 1,862 shares surrendered to the Company to satisfy statutory federal, state, and local tax withholding obligations arising from the vesting of a restricted stock awards. The shares were forfeited pursuant to the participant’s instructions in accordance with the terms of the applicable award agreement and the 2013 Plan and are not part of any publicly announced stock repurchase program.
(b)
Includes 27,645 shares surrendered to the Company to satisfy statutory federal, state, and local tax withholding obligations arising from the vesting of a restricted stock awards. The shares were forfeited pursuant to the participant’s instructions in accordance with the terms of the applicable award agreement and the 2013 Plan and are not part of any publicly announced stock repurchase program.

Item 3.         Defaults upon Senior Securities

None.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.          Exhibits

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-13471.

Exhibit Number	Description	Method of Filing

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008 (incorporated by reference to Exhibit 3.1 to annual report on Form 10-K for the year ended December 31, 2015)	Incorporated by Reference

3.2	Composite Bylaws of Registrant, as amended through December 5, 2015 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2015)	Incorporated by Reference

10.1*	2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (file number 333-226670))	Incorporated by Reference

10.2*	Form of Non-Qualified Stock Option Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed August 14, 2018)	Incorporated by Reference

10.3*	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed August 14, 2018)	Incorporated by Reference

31.1	Certification of Principal Executive Officer	Filed Electronically

31.2	Certification of Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; and (iv) Notes to Financial Statements.
Filed Electronically

* Management contract or compensation plan or arrangement required to be filed as an exhibit to this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.

Dated: November 14, 2018	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant)

Dated: November 14, 2018	/s/ Jeffrey A. Jagerson
Jeffrey A. Jagerson
Chief Financial Officer and Treasurer
(principal financial and accounting officer)