Form 10-K
period 2018-12-31
INSIGNIA SYSTEMS INC/MN
filed 2019-03-07
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018	Commission File Number 1-13471

INSIGNIA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018) was approximately $12,570,000 based upon the price of the registrant’s Common Stock on such date.

Number of shares outstanding of Common Stock, $.01 par value, as of March 1, 2019 was 11,947,485.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy for its 2019 Annual Meeting of Shareholders are incorporated into Part III.

i

PART I.

Item 1. Business

General

Insignia Systems, Inc. (“Insignia,” “we,” “us,” “our” and the “Company”) was incorporated in 1990, as a Minnesota corporation. Insignia is a leading provider of in-store marketing solutions to our partners and clients which consist of consumer-packaged goods (“CPG”) manufacturers, retailers and marketing agencies and digital. We believe our products and services are attractive to CPG manufacturers because of our speed to market, ability to customize advertising programs at store level and our deep industry knowledge. We have leaders and employees with extensive industry knowledge with direct experience in CPG manufacturers and retailers. During 2018, Insignia provided advertising solutions to CPG manufacturers spanning from some of the largest multinationals to new and emerging brands.

Our relationships with retailers are forged through executional excellence, flexible processes and our ability to connect retailer messaging with our CPG manufacturer’s message. During 2018, Insignia ran in-store advertising programs at national and regional US retailers who are leaders in their respective channels.

Our relationships with marketing agencies continue to grow through our agility, responsiveness, custom production and execution capabilities, and our ability to respond to their client’s needs with precision and efficiency.

Insignia’s primary solution has been the Point-Of-Purchase Services (POPS®) in-store signage solution. The Insignia POPS solution is a national, account-specific, shelf-edge advertising and promotion tactic. Internal testing has indicated the solution is capable of delivering incremental sales for the featured brand. Participation in the POPS solution allows CPG manufacturers to deliver vital product information to consumers at the point-of-purchase, and to leverage the local retailer brand and store-specific prices to provide a unique “call to action” that draws attention to the featured brand and triggers a purchase decision. CPG manufacturers benefit from Insignia’s nimble operational capabilities, which include short lead times, in-house graphic design capabilities, post-program analytics, and micro-marketing capabilities such as variable or bilingual messaging.

Over the past several years, we have developed and now offer promotional, merchandising and digital solutions in addition to our core business of in-store signage solutions. Our expanded portfolio of solutions allows us to more completely meet the needs of CPG manufacturers, retailers and their agents as their business strategies evolve behind an ever-changing retail landscape.

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

Industry and Market Background

Our industry is rapidly evolving in several ways:

(1)
Brand loyalty: consumer brand loyalty is shifting from established CPG manufacturers to emerging brands, who often have distribution outside our core syndicated network and are looking for solutions to help them with immediate trial and awareness.

(2)
Retailer fragmentation: consumers are driving retailer fragmentation, including online purchases, as a result CPG manufacturer are diversifying their advertising dollars across an omnichannel envirnment.

(3)
  Financial justification: CPG manufacturers are increasingly focused on top and bottom line financial metrics which drives increased pressure to generate positive advertising return on investments.

(4)
Competition shift: Digital advertising spend is reducing spend on traditional media, including in-store advertising, driving increased competition from direct competitors, retailer led marketing programs, and digital media companies.

Despite rapid growth in e-commerce both retailers and CPG manufacturers are actively seeking to grow their brands in physical stores. On the retail side, many of the top US retailers have either opened new stores, introduced new formats or invested heavily in major store renovations. As a result, retailers are actively seeking solutions that can help drive traffic into the store. Retailers seek companies like Insignia to help build in-store solutions that navigate active shoppers to strategic parts of the store. We believe retailers are continuing to seek ways to connect their online strategies with their in-store strategies to build shopper loyalty and to develop solutions to enhance the shopper's in-store experience. On the CPG manufacturer side, brand consolidation, shrinking advertising budgets among CPG manufacturers and overall commodity uncertainties continue to place significant pressure on our industry. We believe CPG manufacturers are increasingly looking for opportunities to reinforce their brand equity as close as possible to the point of purchase or to expand the number of locations where they are offered in store to ensure they are selected over competition. We believe emerging brands are looking for ways to tell shoppers their story and explain their unique features, benefits and points of difference. These trends along with new developments in shopper analytics are opening opportunities for innovative companies to develop new products and new ways of helping retailers and brands connect with shoppers. Insignia is usually engaged as part of an overall, mixed-media, brand marketing campaign. Our solutions offer CPG manufacturers the unique features not available to other marketing services providers and help their brands “close the sale” at the point of purchase and across other areas of the in-store retail environment.

Product Solutions

Since our inception in 1990, Insignia has worked closely with CPG manufacturers and retailers to understand their evolving needs and introduce solutions that help them achieve their business strategies. Over most of the past decade, Insignia’s core product has been In-Store Signage Solutions, namely POPS. Over the past year, we have significantly expanded our offered solutions to develop a portfolio designed to more holistically meet the needs of our clients and partners. For example, our In-Store Signage Solutions represented approximately 79% of our total net sales for 2018, compared to 92% of the Company’s total net sales in 2017.

1.
In-Store Signage Solutions

●
Our signage solutions help brands achieve a variety of objectives that include awareness and sales lift. POPS signs are placed perpendicular to the shelf and attract the attention of the shopper even before they arrive in front of the shelf to consider a product. Attractive equity and engaging creative helps convert the shopper from considering a product into purchasing the product.

●
Because of existing arrangements with our primary competitors, POPS is the only in-store signage solution available in the U.S. market that is able to present store-level pricing in conjunction with CPG and retailer brand messaging. Additionally, signs are installed in close proximity to the CPG manufacturer’s product in participating stores.

●
CPG manufacturers pay marketing program rates based upon the directed number of cycles and retailer/store count. We collect and organize data from the CPG manufacturers and participating retailers, design and print the signage, and deliver signage to specified retailers. Depending on the agreement with the retailer, either a third-party professional installer or store personnel use placement instructions to install the correct signage at the shelf during the correct timeframe.

2.
Merchandising Solutions

●
These solutions help brands deliver additional awareness and drive impulse purchases via a secondary placement of their products. Retailers selectively award brands incremental temporary space in the store to showcase their products. Our merchandising solution delivers a variety of creative corrugate displays, side caps and power panels that brands leverage to grow their sales.

3.
Promotion Solutions

●
Our promotion solutions are typically placed on the product package. These solutions can drive impulse purchases, sales and capture share within a very short period. Examples include coupons, recipes, and cross-promotions.

4.
Digital Solutions

●
Our digital solutions currently consist of mobile and programmatic advertising. Most CPG manufacturers are relying on digital advertising for promoting their products to consumers. As part of an integrated marketing plan, Insignia develops and executes digital advertising and in-store marketing in cadence with brand plans and expectations.

5.
Custom Print Solutions

●
Our custom print solutions offer small and large format print solutions and cardstock to retailers. These solutions help them increase awareness of store events and other marketing programs.

Marketing and Sales

Our highly skilled direct sales and marketing teams have deep knowledge of our CPG manufacturers and retailers and represent a major asset for the organization. Our sales organization is split into two separate groups:

1.
Sales to CPG manufacturers. This group is dedicated to understanding the challenges faced by both large and small brands and helping develop solutions that address their needs. During 2018, they worked with over 100 CPG manufacturers.

2.
Sales to retailers. This group is responsible for understanding each retailer’s unique needs and build solutions to address them. During 2018, this team worked with retailers that own or represent thousands of national and regional retail stores.

Marketing is focused on the following:

●
Increasing awareness of our corporate brand;

●
Analyzing the effectiveness of executed offerings;

●
Developing and commercializing new solutions; and

●
Enhancing and marketing existing solutions.

We are authorized to sell in-store solutions into a network of retailers that is managed and maintained through direct relationships, and through a contract with News America Marketing In-Store, LLC (“News America”). During the majority of 2018, we also accessed certain retailers in the Dollar Channel, which did not account for a material amount of our sales in 2018, through an agreement with Valassis Sales and Marketing Services, Inc. In December 2018, Valassis announced its exit from in-store marketing generally and our agreement was terminated.

During 2018 and 2017, foreign sales accounted for less than 1% of total net sales each year. The Company expects sales to foreign distributors will remain less than 1% of total net sales in 2019.

Competition

Insignia faces increasingly intense competition for the marketing expenditures of CPG manufacturers for at-shelf advertising-related signage. We have observed increased competition in growing and maintaining our network of retailers into which we are authorized to sell solutions as competitors continue to purchase new or extend exclusive arrangements with retailers for that purpose. We are party to an agreement with News America that entitles us to opportunities to sell signs with price in specific parts of News America’s retail network through February 2021, but we have experienced limited success gaining additional access to News America’s retail network. Furthermore, we face increased competition for advertising dollars with News America’s other at-shelf advertising and promotional signage offerings.

Our In-Store Signage Solutions are subject to increasing pressures from alternatives to traditional in-store signage, including digital and merchandising solutions offered by competitors including Vestcom, Menasha, Valassis Digital and Quotient.

We believe the primary competitive strengths of the Company include:

●
Working with CPG manufacturers to help achieve sales lift, create brand awareness, generate program ROI, or support of retailer programs;

●
Managing and providing turn-key access to a national network of retailers in support of objectives listed above; including smaller regional or independent retailers, which tend to be under-served by our competitors and difficult to aggregate at the national level;

●
Variable messaging capabilities including bi-lingual targeting; and

●
Shorter lead times on marketing program execution.

Intellectual Property: Patents and Trademarks

The Company has developed and uses a number of trademarks, service marks, slogans, logos and other commercial symbols to advertise and sell its products. The Company owns U.S. registered trademarks for Insignia POPS®, Insignia POPSign®, Insignia ShelfPOPS®, Stylus®, freshADSsm, Impulse®, DuraSign®, I-Care®, Color POPSign®, BannerPOPS®, BrandPOPS®, EquityPOPS®, and ShapePOPS®.

Certain employees are required to enter into nondisclosure and invention assignment agreements. Customers, vendors and other third parties also must agree to nondisclosure restrictions to prevent unauthorized disclosure of our trade secrets or other confidential or proprietary information.

Service and Solution Development

New services, solutions and enhancements to existing offerings are developed internally and externally and include proprietary data management, operations systems, and design guidance. Over the past 12-months, we have significantly expanded our offered solutions and have developed a portfolio designed to more holistically meet the needs of our clients and partners.

Strategic Plan

Insignia’s strategic plan, launched early in 2018, seeks to build on recent success, situate Insignia for growth within our industry, and differentiate Insignia from our competition. The strategic plan consists of:

1.
Build the Base. Future success is dependent on increasing the salability of our retail network, heightened focus on end-to-end execution, and continued focus on our cost structure.

2.
Change the Game. Increased competition requires change. Insignia is focused on continued diversification of our product portfolio, amplifying our insights and analytics, and leveraging retailer centric offerings.

3.
Create Advocates. Insignia has increased its presence within the industry. This will continue within our strategic plan as Insignia will continue to cultivate new alliances, build our corporate awareness, and strive to be the first call.

4.
Invest in our future. Achieving our strategic plan requires Insignia to continue to recruit and retain top talent, invest in training and development and strengthening our capabilities.

Our strategic plan addresses the challenges we face within our industry, given the rapid evolution of change, we continue to be faced with risk of short-to-intermediate term volatility in our operating and financial performance.

Customers

The Company provides solutions to a wide variety of CPG manufacturers ranging from large Fortune 500 manufacturers to new brands who have just secured initial distribution. These solutions help brands and retailers connect, engage and build better relationships with their consumers to increase awareness, trial, sales and loyalty. Many of these CPG manufacturers are fast moving consumer packaged goods with products that would be found in grocery, mass and drug channels.

During 2018, two CPG manufacturers accounted for 24% and 20%, respectively, of our total net sales. During 2017, one CPG manufacturer accounted for 26% of our total net sales. At December 31, 2018, two CPG manufacturers represented 31% and 16% of the Company’s total accounts receivable. At December 31, 2017, three CPG manufacturers represented 29%, 12% and 11% of the Company’s total accounts receivable.

Our sales historically have fluctuated from period to period, primarily because of;

●
CPG manufacturer determinations to purchase solutions from the Company versus competitor solutions;
●
Promotional timing chosen by CPG manufacturers;
●
Underlying performance and quality of featured products chosen by CPG manufacturers;
●
CPG manufacturer budget fluctuations and amounts allocated to in-store tactics vs. other tactics;
●
Quantity and quality of retailer locations into which we are authorized to sell in-store solutions; and
●
New solution acceptance by CPG manufacturers and retailers.

Environmental Matters

We believe our operations are in compliance with all applicable environmental regulations within the jurisdictions in which we operate. The costs of compliance with these regulations have not been, and are not expected to become, material.

Employees

As of March 1, 2019, the Company had 57 employees, including 56 full-time employees and one part-time employee. We believe relations with our employees are good.

Segment Reporting

The Company operates in a single reportable segment.

Item 1A. Risk Factors

Our business is subject to many risks. The following are significant factors known to us that could materially adversely affect our business, reputation, operating results, industry, financial position, or future financial performance.

Our Results Are Dependent on Our CPG Manufacturing Partners’ Continued Use of Our POPS Solution

Our financial results are currently largely dependent on the success of our Insignia POPS point-of-purchase in-store marketing solution which is sold primarily to CPG manufacturers. In-Store Signage Solutions represented approximately 79% of our total net sales in 2018. We also continue to have a concentrated CPG customer base for our POPS solution. Our top two CPG customers together accounted for approximately 44% of our total net sales in 2018.

During late 2018, we saw changes in the CPG manufacturers who participate in our solutions that have adversely impacted POPS sales, through CPG manufacturers both forgoing new contracts and reducing forward participation. We also have seen increased competitive activities that are expected to lead to decreased POPS sales. In addition, volatility in CPG manufacturer spend has resulted from shrinking advertising budgets, expanded product solutions, and increased competition.

Should changes in economic conditions result in reductions in advertising and promotional expenditures by CPG manufacturers that lead to a slower rate of growth or a decrease in spending for the in-store advertising services we offer or we are unable to acquire business from new CPG manufacturers or should any one of the manufacturers who account for a significant amount of our POPS revenues terminate or reduce its participation in the POPS solution, our business and results of operations would be adversely affected due to our heavy dependence on this solution.

The Success of Our POPS Solution and Our Results Are Dependent on Our Ongoing Business Relationships with Retailers

To execute our POPS solution, we enter into arrangements with retailers that provide us with access to place signs on shelves in their stores for our CPG manufacturing customers. We may also access a portion of our retailer relationships through third parties. During 2018, our top three retailer relationships provided distribution for 31% of our total net sales.

A significant retailer has notified us of its intent to exit our retailer network in the first half of 2019. Our ability to sell our solutions is substantially dependent on the quantity and quality of the retailer locations in our network. If we are unable secure new retailers that resonate with our CPGs it would have an adverse effect on our In-Store Signage Solutions sales and financial results.

Our retailer contracts generally have terms of one to three years and we are negotiating the renewal of these contracts on an ongoing basis. The future renewal of these contracts on profitable terms is not free from doubt. For instance, some of our retailer contracts require us to guarantee minimum payments and we may be unable to profitably offer a guarantee at the level required by a retailer during renewal negotiations. The failure to renew a significant retailer arrangement, a decrease in the size or quality of our retail distribution network or if our retailers would fail to continue to maintain our signage solutions in their stores would have an adverse effect on our In-Store Signage Solutions sales and financial results.

Our Results Are Dependent on The Success of Our Business Relationship with News America

Our results depend, in part, on the success of our sales and marketing efforts as News America’s exclusive agent for signs with price into the News America network of retailers and upon our ability to successfully sell solutions into this network. Notwithstanding the terms of our agreement with News America, we have had limited success gaining additional access to News America’s retail network and we are facing increased competition for advertising dollars with News America’s other at-shelf advertising and promotional signage offerings. Additionally, if disputes with News America arise in the future regarding the operational aspects of our agreement or if contracts were to end it would allow for increased exclusivity and/or increased competition and could have an adverse effect on the Company.

We Face Significant Competition

We face significant competition from News America, the primary provider of at-shelf advertising and promotional signage. Although we are party to a contract with News America granting us certain limited rights through February 2021, even as News America’s exclusive agent for signs with price under that contract, we will continue to compete for advertising dollars with News America’s other at-shelf advertising and promotional signage offerings. News America has significantly greater market presence and financial resources that can be used to develop and market their products. Should our competition succeed in obtaining more of the at-shelf advertising business from our current CPG manufacturers, or develop or extend exclusive relationships with our partners, our revenues and related operations would be adversely affected.

Additionally, Insignia competes against other providers of advertising, marketing and merchandising products and services, and providers of point-of-purchase and other in-store solutions, as well as other marketing products and services. Competition is based on, among other things, rates, availability of markets, quality of products and services provided and their effectiveness, store coverage and other factors. The increasing popularity of digital media among consumers is driving a corresponding shift in advertising from traditional in-store tactics to digital. The development of new devices and technologies, as well as higher consumer engagement with other forms of digital media such as online and mobile social networking, are increasing the number of media choices and formats available to audiences, resulting in audience fragmentation and increased competition for advertising. The range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for in-store advertising. As a result, increasing consumer reliance on mobile devices may add additional pricing pressure.

Our Growth Is Dependent on Our Ability to Successfully Introduce New Solution Offerings that Meet Customer Demands and the Ability to Secure and Maintain Relationships with Retailers that Resonate with CPG Manufacturers

Our ability to retain, increase and engage our customers and to increase our revenues will depend partially on our ability to create successful new products and the ability to secure and maintain access to retailer locations that are appealing to CPG manufacturers. We may modify our existing products or develop and introduce new and unproven products, including acquired products. If new or enhanced products fail to engage consumers, we may fail to attract or retain customers or to generate sufficient revenues, margins, or other value to justify our investments and our business may be adversely affected. In the future, we may invest in new products and initiatives to generate revenue, but there is no guarantee these approaches will be successful. If we are unable to gain retailer approval for new products we may be unable to grow revenues from new products. If we are not successful with these new approaches, we may not be able to maintain or grow our revenues or recover any associated product development costs, and our financial results could be adversely affected.

We May be Subject to Major Litigation

The Company continually monitors the competitive practices of those in our industry for fairness which may lead to disputes that could have adverse effects on our Company. We were involved in major litigation with News America between 2003 and 2011. In 2011, the Company and News America entered into a settlement agreement to resolve the antitrust and false advertising lawsuit that had been outstanding for several years. Although the Company obtained a significant settlement in 2011, if future disputes with News America, or other companies arise, it could have an adverse effect on our Company.

Our Customers May Be Affected by Changes in Economic Conditions

Our revenues are affected by CPG manufacturers’ and retailers’ marketing and advertising spending and our revenues and results of operations may be subject to fluctuations based upon general economic conditions inclusive of the dynamic global trade environment. Another economic downturn may reduce demand for our products and services or depress pricing of those products and services and have an adverse effect on our results of operations. Retailers may be impacted by changes in consumer spending as well, which may adversely impact our ability to renew contracts with our existing retailers as well as contract with new retailers on terms that are acceptable to us. In addition, if we are unable to successfully anticipate changing economic conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Our Ability to Attract and Retain Key Employees Is Critical to Our Success

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
●
costs of evaluating and developing new products, and customers accepting new products;
●
the timing of additional selling, marketing and general and administrative expenses; and
●
competitive conditions in our industry.

Due to these factors, our quarterly and annual net sales, expenses and results of operations could vary significantly in the future and this could adversely affect the market price of our common stock.

Investment in Our Stock Could Result in Fluctuating Returns

During 2018, the sale prices of our common stock as reported by The Nasdaq Stock Market ranged from a low of $1.13 to a high of $2.40. We believe factors such as the fluctuations in our quarterly and annual operating results described above, the market’s acceptance of our services and products, the performance of our business relative to market expectations, as well as limited daily trading volume of our stock and general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies.

The Company May be Impacted if its Information Systems Are Attacked

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

Our IT Operating Infrastructure Project May Not Function as Anticipated

We expect to implement in early 2019 a portion of the new IT operating infrastructure system, while relying on portions of the legacy system. This implementation may not function as designed and tested. If it does not function as designed, it could lead to a material impairment of the capitalized software cost. In addition, additional technology initiatives may be needed to support the Company’s new solution initiatives.

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

As of March 1, 2019, the Company had one class of Common Stock held by approximately 113 holders of record.

Dividends

We have not historically paid dividends, other than one-time special dividends declared in 2011 and 2016. Most recently, shareholders of record as of December 16, 2016, received a special dividend of $0.70 per share on January 6, 2017. Outside of these special dividends, the Board of Directors intends to retain earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

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

Our share repurchase activity for the three months ended December 31, 2018, was as follows:

Issuer Purchases of Equity Securities

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
October 1-31, 2018	18,272(a)	$1.77	14,768	$2,710,384
November 1-30, 2018	1,750	1.79	1,750	$2,707,252
December 1-31, 2018	-	-	-	$2,707,252

(a)
Includes 3,504 shares surrendered to the Company to satisfy statutory federal, state, and local tax withholding obligations arising from the vesting of a restricted stock awards. The shares were forfeited pursuant to the participant’s instructions in accordance with the terms of the applicable award agreement and the 2013 Plan and are not part of any publicly announced share repurchase program.

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

Overview

Insignia Systems, Inc. markets in-store advertising solutions to CPG manufacturers and retailers. We provided in-store media solutions in over 20,000 retail outlets, inclusive of grocery, mass merchants and dollar over the course of 2018. We executed in-store marketing programs for over 100 consumer packaged goods manufacturers across various categories including center store, refrigerated, frozen and the perimeter in 2018. Insignia provides participating retailers with benefits including incremental revenue, incremental sales opportunities, increased shopper engagement in-store, and custom creative development and other in-kind services.

Retailer and CPG volatility in our In-Store Signage Solutions are making our future results difficult to predict. While we have decreased our reliance on our top customers through our innovation development, any changes in their performance will still have an adverse impact on our business. The loss of both a significant retailer and CPG manufacturer is expected to result in operating losses in the 1st half of 2019. We are aggressively pursuing opportunities to replace the gap created from these lost customers via continued focus against our new solutions introduced in 2018, continued portfolio expansion and new retailer acquisition opportunities. We will manage our overall business by aligning both costs and strategic investments while also identifying new sales drivers to remain relevant in the industry.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

For the Years Ended December 31	2018	2017
Net sales	100.0%	100.0%
Cost of sales	62.2	68.2
Gross profit	37.8	31.8
Operating expenses:
Selling	10.3	13.4
Marketing	8.0	6.5
General and administrative	14.0	15.3
Total operating expenses	32.3	35.2
Operating income (loss)	5.5	(3.4)
Other income	0.2	0.0
Income (loss) before taxes	5.7	(3.4)
Income tax expense (benefit)	1.5	(1.0)
Net income (loss)	4.2%	(2.4)%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net Sales. Net sales for the year ended December 31, 2018 increased 25.8% to $33,236,000, compared to $26,430,000 for the year ended December 31, 2017.

Service revenues for the year ended December 31, 2018 increased 26.9% to $31,623,000, compared to $24,911,000 for the year ended December 31, 2017. The increase was due to 71.8% increase in innovation initiatives as well as a 28.2% increase in POPS solutions revenue. The POPS solutions revenue increase was due to an increase in average price per sign partially offset by a decrease in the number of signs placed, which was the result of a favorable mix of CPG clients and contracts.

Product revenues for the year ended December 31, 2018 increased 6.2% to $1,613,000, compared to $1,519,000 for the year ended December 31, 2017. The increase was primarily due to higher sales of sign card supplies and other print solutions due to sales to new and existing customers.

Gross Profit. Gross profit for the year ended December 31, 2018 increased 49.5% to $12,561,000, compared to $8,401,000 for the year ended December 31, 2017. Gross profit as a percentage of total net sales increased to 37.8% for the year ended December 31, 2018, compared to 31.8% for the year ended December 31, 2017.

Gross profit from our service revenues for the year ended December 31, 2018 increased 52.4% to $12,156,000, compared to $7,976,000 for the year ended December 31, 2017. The increase in gross profit was primarily due to an increase in the average price per sign due to a favorable mix of CPG manufacturers and contracts and an increase in revenue from innovation initiatives. In 2018, the costs of developing and implementing the new IT operating infrastructure were $553,000. The project is expected to be completed in mid-2019 with estimated additional expense of $250,000 in 2019. The Company expects to continue to invest in technology initiatives. Gross profit as a percentage of service revenues increased to 38.4% for the year ended December 31, 2018, compared to 32.0% for the year ended December 31, 2017. The increase was primarily due to increased POPS solutions revenue, as our gross profit is highly dependent on sales levels due to the relatively fixed nature of a portion of our payment to retailers, offset by increased revenue from innovation initiatives which have lower margins than POPS solutions revenue.

Gross profit from our product sales for the year ended December 31, 2018 decreased 4.7% to $405,000, compared to $425,000 for the year ended December 31, 2017. Gross profit as a percentage of product sales decreased to 25.1% for 2018, compared to 28.0% for 2017. The decrease was primarily due to increased production related costs and product mix.

Operating Expenses

Selling. Selling expenses for the year ended December 31, 2018 decreased 3.1% to $3,429,000, compared to $3,539,000 for the year ended December 31, 2017, primarily due to decreased staff related expenses. Selling expenses as a percentage of total net sales decreased to 10.3% in 2018, compared to 13.4% in 2017, primarily due to the factors described above, as well as increased revenues.

Marketing. Marketing expenses for the year ended December 31, 2018 increased 55.8% to $2,674,000, compared to $1,716,000 for the year ended December 31, 2017. The increase was primarily due to increased staffing and staff related costs, promotional activities, and an increase in new product innovation activities. Marketing expenses as a percentage of total net sales increased to 8.0% in 2018, compared to 6.5% in 2017, primarily due to the factors described above, partially offset by increased revenues.

General and Administrative. General and administrative expenses for the year ended December 31, 2018 increased 14.1% to $4,626,000, compared to $4,054,000 for the year ended December 31, 2017. The increase of $572,000 includes $460,000 of expenses related to the negotiation and satisfaction of obligations under the Cooperation Agreement that was announced in May 2018 and is in effect into 2020. General and administrative expenses as a percentage of total net sales decreased to 14.0% in 2018, compared to 15.3% in 2017, primarily due to increased revenues, partially offset by the factors described above.

Other Income (Loss). Other income for the year ended December 31, 2018 was $51,000, compared to a loss of $1,000 for the year ended December 31, 2017. Other income primarily results from interest income.

Income Taxes. During the year ended December 31, 2018, the Company recorded an income tax expense of $484,000, compared to an income tax benefit of $270,000 for the year ended December 31, 2017. The effective tax rate was 25.7% and 29.7% for the years ended December 31, 2018 and 2017, respectively. The primary differences between the Company’s December 31, 2018 and 2017 effective tax rates and the statutory federal rates are expenses related to stock-based compensation in the amounts of $10,000 and $64,000, respectively, nondeductible meals and entertainment of $13,000 and $16,000, respectively, and a change in the Company’s valuation allowance against its deferred assets of ($29,000) and $77,000, respectively. In 2017, the effective tax rate was also impacted by the tax impact of The Tax Cut and Jobs Act of 2017 (“Tax Reform Act”) of ($134,000). Our effective tax rate fluctuates between periods based on the level of permanent differences and other discrete items relative to the level of pre-tax income (loss) for the period.

The Tax Reform Act was enacted on December 22, 2017 and reduced certain federal corporate income tax rates and changes other provisions. The Company’s tax benefit for 2017 included a one-time benefit of $134,000 related to the favorable impact of revaluing the deferred taxes by reducing the long term deferred tax liabilities.

Net Income (Loss). For the reasons stated above, the net income for the year ended December 31, 2018 was $1,399,000 compared to a net loss of $639,000 for the year ended December 31, 2017.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At December 31, 2018, working capital (current assets less current liabilities) was $13,351,000 compared to $11,833,000 at December 31, 2017. During the year ended December 31, 2018, cash and cash equivalents increased $5,465,000 from $4,695,000 at December 31, 2017, to $10,160,000 at December 31, 2018.

Operating Activities: Net cash provided by operating activities during the year ended December 31, 2018 was $7,111,000. Net income of $1,399,000, plus non-cash adjustments of $1,610,000, plus changes in operating assets and liabilities of $4,102,000 resulted in the $7,111,000 of cash provided by operating activities. The non-cash adjustments consisted of depreciation and amortization expense, changes in the allowance for doubtful accounts, deferred income tax expense, gain on sale of property and equipment, and stock-based compensation expense. The largest components of the change in operating assets and liabilities were accounts receivable, which increased cash by $3,292,000, and accrued liabilities, which increased cash by $463,000. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities: Net cash used in investing activities during the year ended December 31, 2018 was $1,302,000, which was primarily related to the IT operating infrastructure project, and consisted of hardware, purchased software and capitalization of costs for internally developed software, and production equipment. The Company does not have material property and equipment commitments beyond the operating infrastructure project of approximately $400,000 in 2019.

Financing Activities: Net cash used in financing activities during the year ended December 31, 2018 was $344,000, which was related primarily to stock repurchases.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. The Company recognizes revenue from Insignia In-Store Signage Solutions ratably over the period of service, which is typically a two-week display cycle. We recognize revenue related to equipment and sign card sales at the time the products are shipped to customers. Revenue associated with maintenance agreements is recognized ratably over the life of the contract. Revenue from innovation initiatives or other retailer approved promotional services and sign solutions is recognized with a mix of over-time and point in time recognition dependent on type of service performed. Revenue that has been billed and not yet recognized is reflected as deferred revenue on our balance sheet.

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

Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of its long-lived assets for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the assets in relation to the future undiscounted cash flows of the underlying assets to assess recoverability of the assets. The estimates of these future cash flows are based on assumptions and projections believed by management to be reasonable and supportable. They require management’s subjective judgments and take into account assumptions about revenue and expense growth rates. Impaired assets are then recorded at their estimated fair market value. There were no material impairment losses during the years ended December 31, 2018 and 2017.

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

New Accounting Pronouncements

A description of new accounting pronouncements is contained in Note 1 of the Notes to Financial Statements.

Off-Balance Sheet Transactions

None.

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

Index to Financial Statements

The following are included on the pages indicated:

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Insignia Systems, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Insignia Systems, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

March 7, 2019

Insignia Systems, Inc.
BALANCE SHEETS

As of December 31	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$10,160,000	$4,695,000
Accounts receivable, net	8,763,000	11,864,000
Inventories	353,000	301,000
Income tax receivable	127,000	360,000
Prepaid expenses and other	306,000	415,000
Total Current Assets	19,709,000	17,635,000

Other Assets:
Property and equipment, net	3,268,000	2,670,000
Other, net	976,000	1,383,000

Total Assets	$23,953,000	$21,688,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable:
Other	3,334,000	3,232,000
Accrued liabilities:
Compensation	2,021,000	1,531,000
Other	701,000	667,000
Deferred revenue	302,000	372,000
Total Current Liabilities	6,358,000	5,802,000

Long-Term Liabilities:
Deferred tax liabilities	504,000	245,000
Accrued income taxes	613,000	581,000
Deferred rent	158,000	219,000
Total Long-Term Liabilities	1,275,000	1,045,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 11,840,000 in 2018 and 11,914,000 in 2017	118,000	119,000
Additional paid-in capital	15,442,000	15,361,000
Retained earnings (Accumulated deficit)	760,000	(639,000)
Total Shareholders' Equity	16,320,000	14,841,000

Total Liabilities and Shareholders' Equity	$23,953,000	$21,688,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS

Year Ended December 31	2018	2017
Services revenues	$31,623,000	$24,911,000
Products revenues	1,613,000	1,519,000
Total Net Sales	33,236,000	26,430,000

Cost of services	19,467,000	16,935,000
Cost of goods sold	1,208,000	1,094,000
Total Cost of Sales	20,675,000	18,029,000
Gross Profit	12,561,000	8,401,000

Operating Expenses:
Selling	3,429,000	3,539,000
Marketing	2,674,000	1,716,000
General and administrative	4,626,000	4,054,000
Total Operating Expenses	10,729,000	9,309,000
Operating Income (Loss)	1,832,000	(908,000)

Other income (loss)	51,000	(1,000)
Income (Loss) Before Taxes	1,883,000	(909,000)

Income tax expense (benefit)	484,000	(270,000)
Net Income (Loss)	$1,399,000	$(639,000)

Net income (loss) per share:
Basic	$0.12	$(0.06)
Diluted	$0.12	$(0.06)

Shares used in calculation of net income (loss) per share:
Basic	11,776,000	11,717,000
Diluted	12,007,000	11,717,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY

	Common		Additional	Retained Earnings
	StockShares	Amount	Paid-InCapital	(Accumulated Deficit)	Total
Balance at January 1, 2017	11,761,000	$118,000	$14,991,000	$-	$15,109,000
Repurchase of common stock upon vesting of restricted stock awards and vesting of restricted stock units, net	21,000	-	(16,000)	-	(16,000)
Value of stock-based compensation	72,000	1,000	386,000	-	387,000
Restricted stock award issuance	60,000	-	-	-	-
Net loss	-	-	-	(639,000)	(639,000)

Balance at December 31, 2017	11,914,000	$119,000	$15,361,000	$(639,000)	$14,841,000
Issuance of common stock, net	49,000	1,000	48,000	-	49,000
Repurchase of common stock, net	(164,000)	(2,000)	(296,000)	-	(298,000)
Repurchase of common stock upon vesting of restricted stock awards and vesting of restricted stock units, net	(22,000)	-	(81,000)	-	(81,000)
Value of stock-based compensation	-	-	410,000	-	410,000
Restricted stock award issuance	63,000	-	-	-	-
Net income	-	-	-	1,399,000	1,399,000
Balance at December 31, 2018	11,840,000	$118,000	$15,442,000	$760,000	$16,320,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS

Year Ended December 31	2018	2017
Operating activities:
Net income (loss)	$1,399,000	$(639,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,167,000	1,348,000
Changes in allowance for doubtful accounts	(191,000)	72,000
Deferred income tax expense	259,000	40,000
Stock-based compensation	410,000	387,000
Gain on sale of property and equipment	(35,000)	-
Changes in operating assets and liabilities:
Accounts receivable	3,292,000	(2,057,000)
Inventories	(52,000)	24,000
Income tax receivable	233,000	415,000
Prepaid expenses and other	109,000	274,000
Accounts payable	95,000	697,000
Accrued liabilities and deferred rent	463,000	882,000
Accrued income taxes	32,000	27,000
Deferred revenue	(70,000)	310,000
Net cash provided by operating activities	7,111,000	1,780,000

Investing activities:
Purchases of property and equipment	(1,337,000)	(1,159,000)
Proceeds from sale of property and equipment	35,000	-
Net cash used in investing activities	(1,302,000)	(1,159,000)

Financing activities:
Cash dividends paid ($0.70 per share)	(14,000)	(8,177,000)
Proceeds from issuance of common stock, net	49,000	-
Repurchase of common stock upon vesting of restricted stock awards and vesting of restricted stock units	(81,000)	(16,000)
Repurchase of common stock, net	(298,000)	-
Net cash used in financing activities	(344,000)	(8,193,000)

Increase (decrease) in cash and cash equivalents	5,465,000	(7,572,000)

Cash and cash equivalents at beginning of year	4,695,000	12,267,000
Cash and cash equivalents at end of year	$10,160,000	$4,695,000

Supplemental disclosures for cash flow information:
Cash refunded during the year for income taxes	$(39,000)	$(743,000)

Non-cash investing and financing activities:
Cash dividends declared included in accounts payable	$42,000	$56,000
Purchases of property and equipment included in accounts payable	$60,000	$39,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
Notes to Financial Statements

1.
Summary of Significant Accounting Policies.

 Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company operates in a single reportable segment. The Company’s primary products include the Insignia Point-of-Purchase Services (POPS®), and other retailer approved promotional services, in-store marketing solutions, and custom adhesive and non-adhesive signage materials directly to our retail customers.

Revenue Recognition. The Company recognizes revenue from its In-Store Signage Solutions ratably over the period of service. Other service revenue from innovation initiatives or other retailer approved promotional services and sign solutions is recognized with a mix of over-time and point in time recognition dependent on type of service performed. The Company recognizes revenue related to equipment and sign card sales at the time the products are shipped to customers. Revenue associated with maintenance agreements is recognized ratably over the life of the contract. Revenue that has been billed and not yet earned is reflected as deferred revenue on the balance sheet. We account for taxes collected for customers on a net basis.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2018 and 2017, $9,393,000 and $4,846,000 was invested in an insured sweep account, respectively. The balances in cash accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Amounts held in checking accounts and in insured cash sweep accounts during the years ended December 31, 2018 and 2017 were fully insured under the Federal Deposit Insurance Corporation.

Fair Value of Financial Measurements. Fair value is defined as the exit price, or the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants as of the measurement date. Accounting Standards Codification (“ASC”) 820-10 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect management’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2018	2017
Beginning balance	$213,000	$141,000
Bad debt provision	6,000	72,000
Accounts written-off	(197,000)	-
Ending balance	$22,000	$213,000

Inventories. Inventories are primarily comprised of sign cards, hardware and roll stock. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method, and consists of the following:

December 31	2018	2017
Raw materials	$80,000	$68,000
Work-in-process	12,000	10,000
Finished goods	261,000	223,000
	$353,000	$301,000

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

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no material impairment losses during the years ended December 31, 2018 and 2017.

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

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based awards at fair value. Restricted stock units and awards are valued at the closing market price of the Company’s stock on the date of the grant. The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

Advertising Costs. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $207,000 and $59,000 during the years ended December 31, 2018 and 2017, respectively.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the year.

Weighted average common shares outstanding for the years ended December 31, 2018 and 2017 were as follows:

Year ended December 31	2018	2017
Denominator for basic net income (loss) per share - weighted average shares	11,776,000	11,717,000
Effect of dilutive securities:
Stock options, restricted stock units and restricted stock awards	231,000	-
Denominator for diluted net income (loss) per share - weighted average shares	12,007,000	11,717,000

Options to purchase approximately 284,000 shares of common stock outstanding for the year ended December 31, 2018 were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the year. Restricted stock units of approximately 45,000 shares for the year ended December 31, 2018 are antidilutive due to the amount of weighted-average unrecognized compensation related to these grants. Due to the net loss incurred during the year ended December 31, 2017, all stock awards were anti-dilutive for this period.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Recently Adopted Accounting Pronouncement. Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition,” and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The adoption of ASU 2014-09, using the modified retrospective approach, had no significant impact on the Company’s results of operations, cash flows, or financial position. Revenue continues to be recognized for In-Store Signage Solutions ratably over the period of service, which is typically a two-week display cycle, and for sign card sales, at the time the products are shipped to customers. Additional information and disclosures required by this new standard are contained in Note 2, “Revenue.”

Recently Issued Accounting Pronouncement. In February 2016, the FASB issued ASU 2016-02, Leases, under which lessees will recognize most leases on the balance sheet. The Company will adopt this ASU for its annual and interim periods beginning January 1, 2019, and elected not to restate comparative periods in transition. The Company performed a review of the requirements of the new guidance and identified which of its leases will be within the scope of ASU 2016-02.  The Company completed its adoption plan which included a review of lease contracts, applying the new standard to the lease contracts and comparing the results to our current accounting.  As part of this plan, the Company determined no significant changes were necessary to processes and internal controls to capture new data and address changes in financial reporting. Effective for our quarter ending March 31, 2019, the Company will revise its lease accounting policy disclosures to reflect the requirements of ASU 2016-02. The Company estimates the impact of the adoption will be an increase of approximately $305,000 to both assets and liabilities on the balance sheet, with no net impact to the statements of operations or cash flows. The Company also expects additional qualitative and quantitative disclosures will be required upon adoption.

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

In-Store Signage Solution Services. Our primary source of revenue is from executing in-store advertising solutions and services primarily to CPG manufacturers. We provide a service of displaying promotional signs in close proximity to the manufacturer’s product in participating stores, which we maintain in two-to-four-week cycle increments.

Each of the individual activities under our services, including production activities, are inputs to an integrated sign display service. Customers receive and consume the benefits from the promotional displays over the duration of the contracted display cycle. Additionally, the display of the signs does not have an alternative use to us and we have an enforceable right to payment for services performed to date. As a result, we recognize the transaction price for our POPSign service performance obligations as revenue over time. Given the nature of our performance obligations is to provide a display service over the duration of a specified period or periods, we recognize revenue on a straight-line basis over the display service period as it best reflects the timing of transfer of our POPSign services.

Other Service Revenues. The Company also supplies CPG manufacturers with other retailer approved promotional services and sign solutions. These services are more customized than the POPS solutions program, consisting of variable durations and variable specifications. Due to the variable nature of these services, revenue recognition is a mix of amortized and point in time recognition.

Products. We also sell custom adhesive and non-adhesive signage materials directly to our customers. Each such product is a distinct performance obligation. Revenue is recognized at a point in time upon shipment, when control of the goods transfers to the customer.

Disaggregation of Revenue

In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

	Year ended December 31, 2018
	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$28,598,000	—	$28,598,000
Products and services transferred at a point in time	$3,025,000	$1,613,000	$4,638,000
Total	$31,623,000	$1,613,000	$33,236,000

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

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2017	$372,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(372,000)
Cash received in advance and not recognized as revenue	302,000
Balance at December 31, 2018	$302,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of our performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. Of those contracts with an expected duration of greater than one year, we estimate that revenue of $1,984,000 related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018 will be recognized in fiscal 2020 or beyond.

3.
Selling Arrangement. In 2011, the Company paid News America Marketing In-Store, LLC (News America) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized over the 10-year term of the arrangement. Amortization expense was $400,000 for each of the years ended December 31, 2018 and 2017 based on straight-line amortization over the term of the arrangement and is recorded within cost of services in the Company’s statement of operations. Amortization expense is expected to be $600,000 in 2019, $262,000 in 2020 and $55,000 in the year ending December 31, 2021, respectively. The acceleration of amortization in 2019 is based on the anticipated recovery period over the remaining term of the contract due to the loss of a significant retailer. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s balance sheet. A summary of the carrying amount of this selling arrangement is as follows as of December 31:

	2018	2017
Gross cost	$4,000,000	$4,000,000
Accumulated amortization	(3,083,000)	(2,683,000)
Net carrying amount	$917,000	$1,317,000

5.
Retail Access and Distribution Agreement.  On February 21, 2014, the Company and Valassis Sales and Marketing Services, Inc. (“Valassis”) entered into the Retail Access and Distribution Agreement (the “New Valassis Agreement”) that replaced all prior agreements. As a result of this new agreement, Valassis was no longer a reseller of the Company’s services and the Company regained access to all CPG manufacturers for the sale of in-store signage. The net amount paid to Valassis by the Company was $250,000, which was being amortized over the original term of the New Valassis Agreement, which was approximately four years. As of December 31, 2017, this agreement has been fully amortized. Amortization expense related to this agreement was approximately $64,000 during the year ended December 31, 2017 .

6.
Property and Equipment. Property and equipment consists of the following at December 31:

Year ended December 31	2018	2017
Property and Equipment:
Production tooling, machinery and equipment	$3,694,000	$4,003,000
Office furniture and fixtures	385,000	325,000
Computer equipment and software	2,743,000	2,680,000
Leasehold improvements	577,000	577,000
Construction in-progress	1,179,000	206,000
	8,578,000	7,791,000
Accumulated depreciation and amortization	(5,310,000)	(5,121,000)
Net Property and Equipment	$3,268,000	$2,670,000

Depreciation expense for the years ended December 31, 2018 and 2017 was $761,000 and $868,000, respectively.

7.
Commitments and Contingencies.

Operating Leases. The Company’s lease for its headquarters is through March 31, 2021. Rent expense under this lease, excluding operating costs, was approximately $150,000 for the years ended December 31, 2018 and December 31, 2017.

The Company’s lease agreement for additional office space was entered into in April 2018, which is a 12-month lease agreement. Rent expense under this lease was approximately $34,000 for the year ended December 31, 2018.

Minimum future lease obligations under the Company’s headquarters lease, excluding operating costs, are approximately as follows for the years ending December 31:

2019	$217,000
2020	222,000
2021	57,000

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for fixed or store-based payments rather than sign placement-based payments resulting in minimum commitments each year in order to maintain the agreements. During the years ended December 31, 2018 and 2017, the Company incurred $4,846,000 and $5,203,000 of costs related to fixed and store-based payments, respectively. The amounts are recorded in cost of services in the Company’s statements of operations.

Aggregate commitment amounts under agreements with retailers are approximately as follows for the years ending December 31:

2019	$2,907,000
2020	2,614,000
2021	1,871,000
2022	525,000
2023	279,000

On an ongoing basis the Company negotiates renewals of various agreements with retailers, retailer contracts generally have terms of one to three years. To the extent contracts with existing retailers are renewed the annual commitment amounts for 2019 and thereafter are expected to be in excess of the amounts above.

Legal. The Company is subject to various legal matters in the normal course of business. The outcome of these matters is not expected to have a material effect on the Company’s financial position or results of operations.

8.
Shareholders’ Equity.

Stock-Based Compensation. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which, subject to approval by the Board of Directors, selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

The following table summarizes the stock-based compensation expense that was recognized in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2018 and 2017:

Year ended December 31	2018	2017
Cost of sales	$11,000	$52,000
Selling	102,000	75,000
Marketing	71,000	51,000
General and administrative	226,000	209,000
	$410,000	$387,000

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2018	2017
Stock Options:
Expected life (years)	6.5	2.0
Expected volatility	51%	46%
Dividend yield	0%	0%
Risk-free interest rate	2.8%	1.0%

	2018	2017
Stock Purchase Plan Options:
Expected life (years)	1.0	1.0
Expected volatility	66%	51%
Dividend yield	0%	0%
Risk-free interest rate	1.8%	0.9%

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

Stock Options, Restricted Stock, Restricted Stock Units, and Other Stock-Based Compensation Awards. The Company maintains the 2003 Incentive Stock Option Plan (the “2003 Plan”), the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”) and the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan replaced the 2013 Plan upon its ratification by shareholders in July 2018. The 2013 Plan had replaced the 2003 Plan upon its ratification by shareholders in 2013. Awards granted under the 2003 Plan and 2013 Plan will remain in effect until they are exercised or expire according to their terms.

Under the terms of the 2018 Plan, the number of shares of our common stock that may be the subject of awards and issued under the 2018 Plan was initially 900,000 plus any shares remaining available for future grants under the 2013 Plan on the effective date of the 2018 Plan. Since August 2018, all equity awards have been made under the 2018 Plan.

Under the terms of the 2018 Plan, the Company may grant awards in a variety of instruments including stock options, restricted stock and restricted stock units to employees, consultants and directors generally at an exercise price at or above 100% of fair market value at the close of business on the date of grant. Stock options expire 10 years after the date of grant and generally vest over three years. The Company issues new shares of common stock upon grant of restricted stock, when stock options are exercised, and when restricted stock units are vested and/or settled.

On November 28, 2016, our Board of Directors amended the 2003 Plan and the 2013 Plan to permit equitable adjustments to outstanding awards in the event of an extraordinary cash dividend. On March 28, 2017, the Board of Directors approved the modification of all outstanding stock option awards to provide option holders with substantially equivalent economic value after the effect of the dividend. The modification resulted in the issuance of options to purchase 150,476 additional shares. Total stock-based compensation expense for the modifications was approximately $79,000, which was recorded during the 12 months ended December 31, 2017.

The following table summarizes activity under the 2003, 2013 and 2018 Plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2017	501,622	419,162	$3.18
Shares reserved	—	—
Options granted for modification	(61,814)	150,474
Stock awards granted	(72,115)	—
Restricted stock units and awards granted	(203,424)	—
Stock options granted	—	—
Stock options exercised	—	—
Cancelled or forfeited - 2013 Plan options	103,349	(103,349)	2.20
Cancelled or forfeited - 2013 Plan restricted stock and restricted stock units	29,382	—	2.01
Cancelled or forfeited - 2003 Plan options	—	(99,941)	2.20

Balance at December 31, 2017	297,000	366,346	2.41

Shares reserved	900,000	—
Restricted stock units and awards granted - 2013 Plan	(178,000)	—
Restricted stock units and awards granted - 2018 Plan	(165,667)	—
Stock options granted - 2018 Plan	(119,515)	119,515	1.95
Stock options exercised	—	(2,276)	1.18	$705
Cancelled or forfeited - 2013 Plan options	51,230	(51,230)	2.17
Cancelled or forfeited - 2013 Plan restricted stock and restricted stock units	39,884	—	1.22
Cancelled or forfeited - 2003 Plan options	—	(59,428)	2.09

Balance at December 31, 2018	824,932	372,927	2.36

The number of options exercisable under the Plans was:

December 31, 2018	253,412
December 31, 2017	366,346

The following table summarizes information about the stock options outstanding at December 31, 2018:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.18 - $2.04	179,620	7.73 years	$1.77	60,105	$1.40
$2.05 - $3.09	144,125	3.43 years	2.52	144,125	2.52
$4.02	49,182	1.4 years	4.02	49,182	4.02
	372,927	5.23 years	$2.36	253,412	$2.55

Options outstanding under the Plans expire at various dates during the period from May 2019 through August 2028. Options outstanding at December 31, 2018 had an aggregate intrinsic value of $12,779. Options exercisable at December 31, 2018 had a weighted average remaining life of 3.15 years and an aggregate intrinsic value of $12,779. The weighted average grant-date fair value of options granted during the year ended December 31, 2018 was $1.04. No options were granted in 2017.

During the year ended December 31, 2018, the Company issued 297,515 restricted stock units under the 2013 Plan and the 2018 Plan. The shares underlying the awards were assigned a weighted average value of $1.84 per share, which was the closing price of our common stock on the date of grants. These awards are scheduled to vest over three years or four years with the first vesting at the end of year two. During the year ended December 31, 2017, the Company issued 143,424 restricted stock units under the 2013 Plan. The shares underlying the awards made in 2017 were assigned weighted average values of $1.13 per share based on the closing price of our common stock on the applicable dates of grant and are scheduled to vest over two years.

During the year ended December 31, 2018, no restricted stock was issued. During the year ended December 31, 2017, the Company issued 60,000 shares of restricted stock under the 2013 Plan. The shares underlying the awards were assigned a value of $1.09 per share, which was the closing price of our common stock on the date of grant and are scheduled to vest over the two years.

During July 2018, non-employee members of the Board of Directors received restricted stock grants totaling 46,152 shares pursuant to the 2018 Plan. The shares underlying the awards were assigned a value of $1.95 per share, which was the closing price of our common stock on the date of grants, for a total value of $90,000, and are scheduled to vest the day immediately preceding the date of the next annual shareholder meeting. During June 2017, non-employee members of the Board of Directors received grants totaling 72,115 fully vested shares of common stock pursuant to the 2013 Plan. The shares were assigned a value of $1.04 per share, based on the closing price on the grant date, for a total value of $75,000, which is included in stock-based compensation expense for the year ended December 31, 2018.

Restricted stock and restricted stock unit transactions during the years ended December 31, 2018 and 2017 are summarized as follows:

	Number of Shares	Weighted average grant date fair value
Unvested shares at January 1, 2017	204,875	$2.16
Granted	203,424	1.12
Vested	(56,438)	1.05
Forfeited or surrendered	(29,382)	2.01
Unvested shares at December 31, 2017	322,479	$1.69
Granted	343,667	1.86
Vested	(132,940)	1.47
Forfeited or surrendered	(39,884)	1.22
Unvested shares at December 31, 2018	493,322	$1.90

As of December 31, 2018, there was approximately $107,000 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 3.61 years.

As of December 31, 2018, there was approximately $549,000 of total unrecognized compensation costs related to restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 1.89 years.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”) that enables employees to contribute up to 10% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of the year. As of the most recent amendment and restatement of the ESPP approved by shareholders on July 20, 2018, 300,000 shares were added to the total pool of shares available under the ESPP. During the year ended December 31, 2018, employees purchased 107,341 shares under the ESPP. During the year ended December 31, 2017, employees purchased 48,320 shares under the ESPP. At December 31, 2018, 278,380 shares were reserved for future employee purchases of common stock under the ESPP. For the years ended December 31, 2018 and 2017, the Company recognized $58,000 and $29,000, respectively, of stock-based compensation expense related to the ESPP.

Share Repurchase Programs. On April 5, 2018, the Board authorized the repurchase of up to $3,000,000 of the Company’s common stock on or before March 31, 2020. The plan allowed the repurchases to be made in open market or privately negotiated transactions. The plan did not obligate the Company to repurchase any particular number of shares and may be suspended at any time at the Company’s discretion.

For the year ended December 31, 2018, the Company repurchased approximately 164,000 shares at a total cost of approximately $298,000.

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

9.
Income Taxes. Income tax expense (benefit) consists of the following:

Year Ended December 31	2018	2017
Current taxes - Federal	$177,000	$(316,000)
Current taxes - State	48,000	6,000
Deferred taxes - Federal	227,000	(23,000)
Deferred taxes - State	32,000	63,000

Income tax expense (benefit)	$484,000	$(270,000)

The actual tax expense (benefit) attributable to income (loss) before taxes differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 21% for 2018 or 34% for 2017 as follows:

Year Ended December 31	2018	2017
Federal statutory rate	21.0%	(34.0)%

Stock-based awards	0.6	7.0
State taxes	2.8	(1.5)
Other permanent differences	0.7	1.8
Impact of uncertain tax positions	1.7	3.0
Valuation allowance	(1.6)	8.5
Tax rate change	0.0	(14.7)
Other	0.5	0.2

Effective federal income tax rate	25.7%	(29.7)%

Components of resulting noncurrent deferred tax assets (liabilities) are as follows:

As of December 31	2018	2017
Deferred tax assets
Accrued expenses	$129,000	$183,000
Inventory reserve	3,000	42,000
Stock-based awards	78,000	52,000
Reserve for bad debts	5,000	50,000
Net operating loss and credit carryforwards	39,000	61,000
Other	23,000	25,000
Valuation allowance	(79,000)	(108,000)

Total deferred tax assets	$198,000	$305,000

Deferred tax liabilities
Depreciation	$(635,000)	$(465,000)
Prepaid expenses	(67,000)	(85,000)

Total deferred tax liabilities	(702,000)	(550,000)

Net deferred income tax liabilities	$(504,000)	$(245,000)

The Company evaluates all significant available positive and negative evidence, including the existence of losses in prior years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company’s recent performance. The change in the valuation allowance for the years ended December 31, 2018 and 2017 was $(29,000) and $77,000, respectively. The valuation allowance as of December 31, 2018 and 2017 was the result of certain capital losses, state income tax credits, and state net operating losses carried forward which the Company does not believe are more likely than not to be realized.

The Company has recorded a liability of $613,000 and $581,000 for uncertain tax positions taken in tax returns in previous years as of December 31, 2018 and 2017, respectively. This liability is reflected as accrued income taxes on the Company’s balance sheets. The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years 2015 and forward are open for examination and assessment by the Internal Revenue Service. With limited exceptions, tax years prior to 2015 are no longer open in major state and local tax jurisdictions. The Company does not anticipate that the total unrecognized tax benefits will change significantly prior to December 31, 2019.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows:

Balance at January 1, 2017	$554,000
Increases due to interest	27,000
Balance at December 31, 2017	581,000
Increases due to interest and state tax	32,000
Balance at December 31, 2018	$613,000

10.
Employee Benefit Plans. The Company sponsors a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. During the years ended December 31, 2018 and 2017, the Company made matching contributions of $68,000 and $58,000, respectively.

11.
Concentrations.

Major Customers. During the year ended December 31, 2018, two customers accounted for 24% and 20% of the Company’s total net sales. At December 31, 2018, two customers represented 31% and 16% of the Company’s total accounts receivable. During the year ended December 31, 2017, one customer accounted for 26% of the Company’s total net sales. At December 31, 2017, three customers represented 29%, 12% and 11% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

Export Sales. Export sales accounted for less than 1% of total net sales during the years ended December 31, 2018 and 2017.

12.
Quarterly Financial Data. (Unaudited)

Quarterly data for the years ended December 31, 2018 and 2017 was as follows:

Year Ended December 31, 2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$7,419,000	$8,245,000	$9,455,000	$8,117,000
Gross profit	2,746,000	3,005,000	3,563,000	3,247,000
Net income	164,000	184,000	645,000	406,000
Net income per share:
Basic	$0.01	$0.02	$0.05	$0.04
Diluted	$0.01	$0.02	$0.05	$0.04

Year Ended December 31, 2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$4,767,000	$5,849,000	$7,723,000	$8,091,000
Gross profit	629,000	1,498,000	2,743,000	3,531,000
Net income (loss)	(1,191,000)	(534,000)	451,000	635,000
Net income (loss) per share:
Basic	$(0.10)	$(0.05)	$0.04	$0.05
Diluted	$(0.10)	$(0.05)	$0.04	$0.05

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2018 were effective. Disclosure controls and procedures ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. In conducting its evaluation, our management used the criteria set forth by the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated into this Item by reference is the information appearing under the headings “Proposal One – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters” and “Submission of Shareholder Proposals and Nominations” in our Proxy Statement for our 2019 Annual Meeting of Shareholders we intend to file with the SEC (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Executive Officers of the Registrant
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Kristine A. Glancy	41	President, Chief Executive Officer and Secretary
Jeffrey A. Jagerson	52	Vice President of Finance, Chief Financial Officer and Treasurer

Kristine A. Glancy has been our President and Chief Executive Officer since May 2016, and a member of the Board of Directors since June 2017. Prior to joining the Company, Ms. Glancy served in various roles at The Kraft Heinz Company from 1999 to 2016, most recently as Customer Vice President from May 2013 to April 2016. She held the positions of Director of Sales from June 2012 to May 2013 and National Customer Manager from November 2010 to June 2012. Her more than 19 years as a sales and marketing executive provide the necessary skills to the Board and Company in the areas of sales, product strategy, customer relations, business and brand development. Ms. Glancy holds a Bachelor of Arts degree in Marketing and International Business from Saint Mary’s University and an MBA from Fordham University, New York City.

Jeffrey A. Jagerson has been our Vice President of Finance, Chief Financial Officer and Treasurer since July 2017. Prior to joining the Company, Mr. Jagerson served as Chief Financial Officer at Christensen Farms from March 2014 to March 2017. He previously served as Vice President of Finance and Accounting at Digital River from July 2009 to March 2014 and served as the Corporate Controller from February 2008 to July 2009. Mr. Jagerson also served in various executive and financial roles at ADC Telecommunications from May 1995 to February 2008 and Honeywell from June 1988 to May 1995. His more than 30 years as an Accounting and Finance professional and executive provides the necessary skills to the Board and Company in the areas public company financial reporting, tax, audit, and treasury management. Mr. Jagerson holds a Bachelor of Science degree in Accounting from Minnesota State University, Mankato and an MBA from the Carlson School of Business at the University of Minnesota.

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

Item 11. Executive Compensation

The information appearing under the headings “Executive Compensation” and “Corporate Governance and Board Matters – Compensation of Non-Employee Directors” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information appearing under the heading “Certain Relationships and Related-Party Transactions” and regarding director independence appearing under the heading “Corporate Governance and Board Matters” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information regarding principal accounting fees and services appearing under the heading “Proposal Three – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2018 and 2017
Statements of Operations for the years ended December 31, 2018 and 2017
Statements of Shareholders’ Equity for the years ended December 31, 2018 and 2017
Statements of Cash Flows for the years ended December 31, 2018 and 2017
Notes to Financial Statements

(a)
Exhibits

Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 1-13471.

Exhibit Number	Description	Incorporated by Reference To

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008	Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

3.2	Composite stated Bylaws of Registrant, as amended through December 5, 2015	Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

*10.1	2003 Incentive Stock Option Plan, as amended	Exhibit 10.1 of the Registrant’s Form 8-K filed December 2, 2016

*10.2	Form of Incentive Stock Option Agreement under 2003 Incentive Stock Option Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed January 16, 2013

*10.3	2013 Omnibus Stock and Incentive Plan, as amended	Exhibit 10.2 of the Registrant’s Form 8-K filed December 2, 2016

*10.4	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed August 23, 2013

*10.5	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.2 of the Registrant’s Form 8-K filed August 23, 2013

*10.6	Form of Stock Grant Agreement for Non-Employee Directors under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed December 16, 2013

*10.7	Form of Restricted Stock Unit Agreement for Employees under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed May 28, 2014

*10.8	Form of Restricted Stock Award Agreement for Employees under the 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2017

Exhibit Number	Description	Incorporated By Reference To

*10.9	2018 Equity Incentive Plan	Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-226670

*10.10	Form of Non-Qualified Stock Option Agreement under 2018 Equity Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed August 14, 2018

*10.11	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan	Exhibit 10.2 of the Registrant’s Form 8-K filed August 14, 2018

*10.12	Employee Stock Purchase Plan, as amended	Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-226670

*10.13	Deferred Compensation Plan for Directors	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2018

*10.14	Employment Agreement with Kristine Glancy dated April 8, 2016	Exhibit 10.1 of the Registrant’s Form 8-K filed April 13, 2016

*10.15	Change in Control Severance Agreement with Kristine Glancy dated April 8, 2016	Exhibit 10.2 of the Registrant’s Form 8-K filed April 13, 2016

*10.16	Employment Agreement with Jeffrey Jagerson dated July 17, 2017	Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2017

*10.17	Change in Control Agreement with Jeffrey Jagerson dated July 17, 2017	Exhibit 10.2 of the Registrant’s Form 8-K filed June 30, 2017

10.18	Industrial/Warehouse Lease Agreement with James Campbell Company LLC dated September 14, 2015	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2015

^10.19	Exclusive Agreement for Sale and Implementation of Specified Signs with Price approved June 6, 2011	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011

^10.20	Settlement Agreement and Release with News America Marketing In-Store, LLC, dated February 9, 2011, including exhibits	Exhibit 10.1 of the Registrant’s Form 10-Q/A for the quarterly period ended March 31, 2011

^10.21	Retail Access and Distribution Agreement with Valassis Sales and Marketing Services, Inc. dated February 21, 2014	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2014

10.22	Registration and Standstill Agreement with Sardar Biglari, The Lion Fund II, L.P. and Biglari Capital Corp. dated November 9, 2017	Exhibit 10.1 of the Registrant’s Form 8-K dated November 13, 2017

10.23	Cooperation Agreement with Nick Swenson, Air T, and Groveland Capital LLC, dated May 17, 2018	Exhibit 10.1 of the Registrant’s Form 8-K filed May 18, 2018

+23.1	Consent of Independent Registered Public Accounting Firm

+24.1	Powers of Attorney

+31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

+31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

++32	Section 1350 Certifications

+101.1
The following materials from Insignia Systems, Inc.’s Annual Report on Form 10-K for the year ending December 31, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting
Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Shareholders’ Equity (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report pursuant to Item 15(b) of Form 10-K.
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

Insignia Systems, Inc.

Dated: March 7, 2019	By:	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kristine A. Glancy	President, Chief Executive Officer, Secretary and Director	March 7, 2019
Kristine A. Glancy	(principal executive officer)

/s/ Jeffrey A. Jagerson	Vice President of Finance, Chief Financial Officer and Treasurer	March 7, 2019
Jeffrey A. Jagerson	(principal financial and accounting officer)

*	Chairman of the Board, Director	March 7, 2019
Jacob J. Berning

*	Director	March 7, 2019
Suzanne L. Clarridge

*	Director	March 7, 2019
Loren A. Unterseher

*	Director	March 7, 2019
Rachael B. Vegas

*	Director	March 7, 2019
Steven R. Zenz

* Kristine A. Glancy, by signing her name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to Powers of Attorney duly executed by such persons.

By:	/s/ Kristine A. Glancy
Kristine A. Glancy