Form 10-Q
period 2019-03-31
INSIGNIA SYSTEMS INC/MN
filed 2019-05-06
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to ____________

Commission File Number: 1-13471

INSIGNIA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8799 Brooklyn Blvd., Minneapolis, MN 55445
(Address of principal executive offices; zip code)

(763) 392-6200
(Registrant’s telephone number, including area code)

Securities registered to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	ISIG	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

Number of shares outstanding of Common Stock, $.01 par value, as of May 3, 2019 was 11,947,485.

Insignia Systems, Inc.

i

PART I.               FINANCIAL INFORMATION
Item 1.                 Financial Statements

Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	March 31,
	2019	December 31,
	(Unaudited)	2018
ASSETS
Current Assets:
Cash and cash equivalents	$3,966,000	$10,160,000
Held to maturity investments	4,994,000	—
Accounts receivable, net	6,360,000	8,763,000
Inventories	378,000	353,000
Income tax receivable	125,000	127,000
Prepaid expenses and other	261,000	306,000
Total Current Assets	16,084,000	19,709,000

Other Assets:
Property and equipment, net	3,297,000	3,268,000
Operating lease right-of-use assets	274,000	—
Other, net	828,000	976,000

Total Assets	$20,483,000	$23,953,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	2,046,000	3,334,000
Accrued liabilities:
Compensation	377,000	2,021,000
Other	462,000	701,000
Current portion of operating lease liabilities	199,000	—
Deferred revenue	802,000	302,000
Total Current Liabilities	3,886,000	6,358,000

Long-Term Liabilities:
Deferred tax liabilities	290,000	504,000
Accrued income taxes	621,000	613,000
Deferred rent	—	158,000
Operating lease liabilities	216,000	—
Total Long-Term Liabilities	1,127,000	1,275,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 11,947,000 at March 31, 2019 and 11,840,000 at December 31, 2018	119,000	118,000
Additional paid-in capital	15,687,000	15,442,000
Retained earnings (Accumulated deficit)	(336,000)	760,000
Total Shareholders' Equity	15,470,000	16,320,000

Total Liabilities and Shareholders' Equity	$20,483,000	$23,953,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2019	2018
Services revenues	$4,639,000	$7,026,000
Products revenues	501,000	393,000
Total Net Sales	5,140,000	7,419,000

Cost of services	3,974,000	4,404,000
Cost of goods sold	392,000	269,000
Total Cost of Sales	4,366,000	4,673,000
Gross Profit	774,000	2,746,000

Operating Expenses:
Selling	738,000	903,000
Marketing	665,000	604,000
General and administrative	708,000	1,007,000
Total Operating Expenses	2,111,000	2,514,000
Operating Income (Loss)	(1,337,000)	232,000

Other income	37,000	5,000
Income (Loss) Before Taxes	(1,300,000)	237,000

Income tax expense (benefit)	(204,000)	73,000
Net Income (Loss)	$(1,096,000)	$164,000

Net income (loss) per share:
Basic	$(0.09)	$0.01
Diluted	$(0.09)	$0.01

Shares used in calculation of net income (loss) per share:
Basic	11,856,000	11,819,000
Diluted	11,856,000	11,982,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings
	Shares	Amount	Capital	(Accumulated Deficit)	Total
Balance at December 31, 2018	11,840,000	$118,000	$15,442,000	$760,000	$16,320,000
Issuance of common stock, net	107,000	1,000	107,000	-	108,000
Value of stock-based compensation	-	-	138,000	-	138,000
Net loss	-	-	-	(1,096,000)	(1,096,000)
Balance at March 31, 2019	11,947,000	$119,000	$15,687,000	$(336,000)	$15,470,000

	Common Stock		Additional Paid-In
	Shares	Amount	Capital	Accumulated Deficit	Total
Balance at December 31, 2017	11,914,000	$119,000	$15,361,000	$(639,000)	$14,841,000
Issuance of common stock, net	49,000	-	49,000	-	49,000
Value of stock-based compensation	-	-	67,000	-	67,000
Net income	-	-	-	164,000	164,000
Balance at March 31, 2018	11,963,000	$119,000	$15,477,000	$(475,000)	$15,121,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2019	2018
Operating Activities:
Net income (loss)	$(1,096,000)	$164,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	335,000	287,000
Changes in allowance for doubtful accounts	(3,000)	4,000
Deferred income tax benefit	(214,000)	—
Stock-based compensation expense	138,000	67,000
Accrued interest on held to maturity investments	(13,000)	—
Changes in operating assets and liabilities:
Accounts receivable	2,406,000	2,960,000
Inventories	(25,000)	(184,000)
Income tax receivable	2,000	65,000
Prepaid expenses and other	39,000	39,000
Accounts payable	(1,263,000)	(358,000)
Accrued liabilities	(1,900,000)	(642,000)
Income tax payable	8,000	8,000
Deferred revenue	500,000	299,000
Net cash provided by (used in) operating activities	(1,086,000)	2,709,000

Investing Activities:
Purchases of property and equipment	(235,000)	(194,000)
Purchase of investments	(4,981,000)	—
Net cash used in investing activities	(5,216,000)	(194,000)

Financing Activities:
Proceeds from issuance of common stock	108,000	49,000
Net cash provided by financing activities	108,000	49,000

Increase (decrease) in cash and cash equivalents	(6,194,000)	2,564,000

Cash and cash equivalents at beginning of period	10,160,000	4,695,000
Cash and cash equivalents at end of period	$3,966,000	$7,259,000

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$35,000	$93,000

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

Basis of Presentation. The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to financial statements included in our financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Recently Adopted Accounting Pronouncements. Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, “Leases” “Topic 842” under which lessees will recognize most leases on the balance sheet. At the date of adoption of the standard the Company recorded a right of use asset of $305,000, reduced deferred rent by $158,000 and recorded a lease liability of $463,000. The Company elected the option under Topic 842 to not restate comparative periods in the transition. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed it to carry forward the historical lease classification. Additional information and required disclosures for Topic 842 are contained in Note 5.

Inventories. Inventories are primarily comprised of sign cards, hardware and roll stock. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method, and consisted of the following as of the dates indicated:

	March 31,	December 31,
	2019	2018
Raw materials	$74,000	$80,000
Work-in-process	11,000	12,000
Finished goods	293,000	261,000
	$378,000	$353,000

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	March 31,	December 31,
	2019	2018
Property and Equipment:
Production tooling, machinery and equipment	$3,727,000	$3,694,000
Office furniture and fixtures	385,000	385,000
Computer equipment and software	2,743,000	2,743,000
Leasehold improvements	577,000	577,000
Construction in-progress	1,357,000	1,179,000
	8,789,000	8,578,000
Accumulated depreciation and amortization	(5,492,000)	(5,310,000)
Net Property and Equipment	$3,297,000	$3,268,000

Depreciation expense was approximately $181,000 and $186,000 in the three months ended March 31, 2019 and 2018, respectively.

Stock-Based Compensation. We measure and recognize compensation expense for all stock-based payments at fair value. Restricted stock units and awards are valued at the closing market price of the Company’s stock as of the date of the grant. We use the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

During the three months ended March 31, 2019 and 2018, no stock option awards were granted by the Company.

During the three months ended March 31, 2019 and 2018, no restricted stock units were issued by the Company.

The Company estimated the fair value of stock-based awards granted during the three months ended March 31, 2019, under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 years, expected volatility of 57%, dividend yield of 0% and risk-free interest rate of 2.60%.

The Company recorded total stock-based compensation expense of $138,000 and $67,000 for the three months ended March 31, 2019 and 2018, respectively.

Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the period.

Due to the net loss incurred during the three months ended March 31, 2019 all outstanding stock options were anti-dilutive for that period. Options to purchase approximately 247,000 shares of common stock with a weighted average exercise price of $2.74 were outstanding at March 31, 2018 and were not included in the computation of common stock equivalents for the three months ended March 31, 2018 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three months ended March 31, 2019 and 2018 were as follows:

Three months ended March 31	2019	2018
Denominator for basic net income (loss) per share - weighted average shares	11,856,000	11,819,000
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	—	163,000
Denominator for diluted net income (loss) per share - weighted average shares	11,856,000	11,982,000

2.
Investments. The Company currently invests its excess cash in debt securities, with an average maturity of approximately six months. At March 31, 2019 held to maturity investments were $4,994,000, all with maturity dates of less than one year. These investments are accounted for in accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments – Debt and Equity Securities.” At March 31, 2019, the Company’s investment balances consisted solely of held to maturity securities, were carried at cost which approximates fair value due to the negligible risk of changes in value due to interest rates.

3.
Revenue Recognition. Under ASU 2014-09 Revenue from Contracts with Customers (“Topic 606”), revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including noncash consideration, consideration paid or payable to a customer and significant financing components. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer, as further described below under “Performance Obligations.”

Taxes collected from customers and remitted to governmental authorities are excluded from revenue on the net basis of accounting.

The Company includes shipping and handling fees in revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.

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

In-Store Signage Solution Services. Our primary source of revenue is from executing in-store advertising solutions and services primarily to consumer-packaged goods (“CPG”) manufacturers. We provide a service of displaying promotional signs in close proximity to the manufacturer’s product in participating stores, which we maintain in two-to-four-week cycle increments.

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

Other Service Revenues. The Company also supplies CPG manufactures with other retailer approved promotional services and sign solutions. These services are more customized than the POPS solutions program, consisting of variable durations and variable specifications. Due to the variable nature of these services, revenue recognition is a mix of over time and point in time recognition.

Products. We also sell custom adhesive and non-adhesive signage materials directly to our customers. Each such product is a distinct performance obligation. Revenue is recognized at a point in time upon shipment, when control of the goods transfers to the customer.

Disaggregation of Revenue

In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

	Three months ended March 31, 2019
	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$3,555,000	$-	$3,555,000
Products and services transferred at a point in time	1,084,000	501,000	1,585,000
Total	$4,639,000	$501,000	$5,140,000

	Three months ended March 31, 2018
	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$7,026,000	$-	$7,026,000
Products and services transferred at a point in time	-	393,000	393,000
Total	$7,026,000	$393,000	$7,419,000

Contract Costs

Sales commissions that are paid to internal or external sales representatives are eligible for capitalization as they are incremental costs that would not have been incurred without entering into a specific sales arrangement and are recoverable through the expected margin on the transaction. The Company is applying the practical expedient in ASC 340-40-25-4 that allows the incremental costs of obtaining a contract to be recorded as an expense when incurred when the amortization period of the asset that would have otherwise been recognized is one year or less. These costs are included in selling expenses.

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2018	$302,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(295,000)
Cash received in advance and/or not recognized as revenue	795,000
Balance at March 31, 2019	$802,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of our performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. Of those contracts with an expected duration of greater than one year, we estimate that revenue of $1,511,000 and $1,984,000 related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019 will be recognized during the remainder of fiscal 2019 and in fiscal 2020, respectively.

4.
Selling Arrangement. In 2011, the Company paid News America Marketing In-Store, LLC (News America) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized over the 10-year term of the arrangement. Amortization expense was $150,000 and $100,000 in the three months ended March 31,2019 and 2018, respectively. Amortization expense is expected to be $600,000 in 2019, $262,000 in 2020 and $55,000 in the year ending December 31, 2021, respectively. The acceleration of amortization in 2019 is based on the anticipated recovery period over the remaining term of the contract due to the loss of a significant retailer which intends to exit our retailer network in the first half of 2019. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s balance sheet.

5.
Leases. The Company leases space under a non-cancelable operating lease for our corporate headquarters. This lease has escalating lease terms and also includes a tenant incentive that was recorded at the time the lease was originally entered into. The lease does not contain contingent rent provisions. The Company also has a lease for additional office space under an operating lease. The lease for our corporate headquarters includes both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. The lease for our additional office space is non-cancelable with a lease term of less than one year and therefore, we have elected the practical expedient to exclude this short-term lease from our right of use assets and lease liabilities.

Our leases include options to renew. The exercise of lease renewal options is at our sole discretion; therefore, the renewals to extend the lease terms are not included in our right of use assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term.

We use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

The cost components of our operating leases were as follows for the period ended March 31, 2019:

	Corporate Headquarters	Additional Office Space	Operating Leases
Operating lease cost	$51,000	$—	$51,000
Variable lease cost	7,000	—	7,000
Short-term lease cost	—	10,000	10,000
Total	$58,000	$10,000	$68,000

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased corporate headquarters which are paid based on actual costs incurred by the lessor.

Maturities of our lease liabilities for our corporate headquarters operating lease is as follows as of March 31, 2019:

Maturity of Lease Liabilities	Operating Leases
2019	$163,000
2020	222,000
2021	57,000
Total lease payments	$442,000
Less: Interest	27,000
Present value of lease liabilities	$415,000

The remaining lease term as of March 31, 2019 is 2.0 years and the discount rate was 6%. The cash outflow for operating leases for the three months ended March 31, 2019 was $54,000.

The following table presents future minimum lease payments for our operating leases at December 31, 2018 under ASC 840 and is being presented for comparative purposes.

2019	$217,000
2020	222,000
2021	57,000

           Rent expense under this lease was approximately $60,000 for the three months ended March 31, 2018.

6.
Income Taxes. For the three months ended March 31, 2019, the Company recorded income tax benefit of $204,000, or 15.7% of loss before taxes. For the three months ended March 31, 2018, the Company recorded income tax expense of $73,000, or 30.8% of income before taxes. The income tax benefit or expense for the three months ended March 31, 2019 and 2018 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2019 and 2018 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment as well as for the three months ended March 31, 2019 an increase in the Company’s valuation allowance against its deferred tax assets. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of enacted tax laws. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustment to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. At March 31, 2019 and December 31, 2018, the Company had a valuation allowance of approximately $157,000 and $79,000, respectively, as a result of certain capital losses, credits and net operating losses carried forward which the Company does not believe are more likely than not to be realized.

As of March 31, 2019, and December 31, 2018, the Company had unrecognized tax benefits totaling $621,000 and $613,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $621,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2019.

7.
Concentrations. During the three months ended March 31, 2019, one customer accounted for 16% of the Company’s total net sales. During the three months ended March 31, 2018, two customers accounted for 28% and 24%, respectively, of the Company’s total net sales. At March 31, 2019, one customer represented 14% of the Company’s total accounts receivable. At December 31, 2018, two customers represented 31% and 16% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of an additional major retailer from the Company’s retail network could further adversely affect operating results.

8.
Share Repurchases.  On April 5, 2018, the Board of Directors authorized the repurchase of up to $3,000,000 of the Company’s common stock on or before March 31, 2020. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. During the three months ended March 31, 2019, there was no share repurchase activity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q and the “Risk Factors” described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our Current Reports on Form 8-K and our other SEC filings.

Company Overview

Insignia Systems, Inc. (referred to in this Quarterly Report on Form 10-Q as “Insignia,” “we,” “us,” “our” or the “Company”) is a leading provider of in-store marketing solutions to our partners and clients which consist of consumer-packaged goods (“CPG”) manufacturers, retailers and marketing agencies and digital. We believe our products and services are attractive to CPG manufacturers because of our speed to market, ability to customize advertising programs at store level and our deep industry knowledge. We have leaders and employees with extensive industry knowledge and direct experience working with CPG manufacturers and retailers. Insignia provides advertising solutions to CPG manufacturers spanning from some of the largest multinationals to new and emerging brands.

Our relationships with retailers are forged through executional excellence, flexible processes and our ability to connect retailer messaging with our CPG manufacturer’s message. Insignia runs in-store advertising programs at national and regional US retailers who are leaders in their respective channels.

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

Business Overview

Summary of Financial Results

For the quarter ended March 31, 2019, the Company generated revenues of $5,140,000, as compared with revenues of $7,419,000 for the quarter ended March 31, 2018. Net loss for the quarter ended March 31, 2019 was $1,096,000, as compared to net income of $164,000 for the quarter ended March 31, 2018. As indicated previously, competitive pressure caused the changes in our retail and CPG network during 2019, inclusive of the pending exit of a significant retailer in the first half of 2019, and has adversely impacted our results. We expect ongoing competitive pressure to challenge our business results for the remainder of the year, however we are diligently pursuing a variety of efforts around innovation, client acquisition and retailer expansion.

During the quarter ended March 31, 2019, cash and cash equivalents decreased $6,194,000 from $10,160,000 at December 31, 2018, to $3,966,000 at March 31, 2019. The decrease was primarily driven by investing in held to maturity investments. Cash and cash equivalents and held to maturity investments total $8,960,000 at March 31, 2019. The Company had no debt other than its lease obligations as of March 31, 2019.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Condensed Statements of Operations as a percentage of total net sales.

For the Three Months Ended March 31	2019	2018
Net sales	100.0%	100.0%
Cost of sales	84.9	63.0
Gross profit	15.1	37.0
Operating expenses:
Selling	14.4	12.2
Marketing	12.9	8.1
General and administrative	13.8	13.6
Total operating expenses	41.1	33.9
Operating income (loss)	(26.0)	3.1
Other income	0.7	0.1
Income (loss) before taxes	(25.3)	3.2
Income tax expense (benefit)	(4.0)	1.0
Net income (loss)	(21.3)%	2.2%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Sales. Net sales for the three months ended March 31, 2019 decreased 30.7% to $5,140,000 compared to $7,419,000 for the three months ended March 31, 2018.

Service revenues for the three months ended March 31, 2019 decreased 34.0% to $4,639,000 compared to $7,026,000 for the three months ended March 31, 2018. The decrease was due to 49.9% decrease in POPS solutions revenue, partially offset by a 73.9% increase in innovation initiatives revenue. The decrease in POPS solutions revenue was primarily due to a decrease in the number of signs placed and a decrease in average price per sign, which was due to competitive pressures, the loss of a significant CPG, and the loss of a non-recurring favorable contract.

Product revenues for the three months ended March 31, 2019 increased 27.5% to $501,000 compared to $393,000 for the three months ended March 31, 2018. The increase was primarily due to higher sales of sign card supplies driven by higher customer demand.

Gross Profit. Gross profit for the three months ended March 31, 2019 decreased 71.8% to $774,000 compared to $2,746,000 for the three months ended March 31, 2018. Gross profit as a percentage of total net sales decreased to 15.1% for the three months ended March 31, 2019, compared to 37.0% for the three months ended March 31, 2018.

Service revenues. Gross profit from our service revenues for the three months ended March 31, 2019 decreased 74.6% to $665,000 compared to $2,622,000 for the three months ended March 31, 2018. The decrease in gross profit was primarily due to a decrease in POPS signs solutions sales as our gross profit is highly dependent on sales levels due to the relatively fixed nature of a portion of our payments to retailers, combined with the decrease in average price per sign due to the loss of a non-recurring favorable contract in place for the three months ended March 31, 2018, partially offset by an increase in revenue and gross profit from innovation initiatives.

The Company incurred costs of approximately $118,000 associated with the implementation of its new IT operating infrastructure during the three months ended March 31, 2019 compared to approximately $115,000 for the three months ended March 31, 2018. The Company expects to implement a portion of the new IT operating infrastructure system in the second quarter of 2019 with estimated additional expense of $75,000. Additionally, technology investments may be needed to support the Company’s new solution initiatives. Gross profit as a percentage of service revenues for the three months ended March 31, 2019 decreased to 14.3% compared to 37.3% for the three months ended March 31, 2018. The decrease was primarily due to the factors described above.

Product revenues. Gross profit from our product revenues for the three months ended March 31, 2019 decreased 12.1% to $109,000 compared to $124,000 for the three months ended March 31, 2018. The decrease was primarily due to increased production related costs and product mix. Gross profit as a percentage of product revenues decreased to 21.8% for the three months ended March 31, 2019 compared to 31.6% for the three months ended March 31, 2018. The decrease was primarily due to the factors described above.

Operating Expenses

Selling. Selling expenses for the three months ended March 31, 2019 decreased 18.3% to $738,000 compared to $903,000 for the three months ended March 31, 2018. Decreased selling expense was primarily the result of decreased variable staff related expense. Selling expenses as a percentage of total net sales increased to 14.4% for the three months ended March 31, 2019 compared to 12.2% for the three months ended March 31, 2018. The increase was primarily due to decreased sales, partially offset by the factors described above.

Marketing. Marketing expenses for the three months ended March 31, 2019 increased 10.1% to $665,000 compared to $604,000 for the three months ended March 31, 2018. Increased marketing expense was primarily the result of increased consulting expenses, partially offset by decreased staffing and variable staff related expenses.

Marketing expenses as a percentage of total net sales increased to 12.9% for the three months ended March 31, 2019 compared to 8.1% for the three months ended March 31, 2018. The increase was primarily due to decreased sales, partially offset by the factors described above.

General and administrative. General and administrative expenses for the three months ended March 31, 2019 decreased 29.7% to $708,000 compared to $1,007,000 for the three months ended March 31, 2018. The decrease was primarily due to variable staff related expenses and lower administrative costs.

General and administrative expenses as a percentage of total net sales increased to 13.8% for the three months ended March 31, 2019 compared to 13.6% for the three months ended March 31, 2018. The increase was primarily due to decreased sales, partially offset by the factors described above.

Other Income. Other income for the three months ended March 31,2019 increased to $37,000 compared to $5,000 for the three months ended March 31, 2018. The increase is due to returns generated from held to maturity investments.

Income Taxes.  For the three months ended March 31, 2019, the Company recorded income tax benefit of $204,000, or 15.7% of loss before taxes. For the three months ended March 31, 2018, the Company recorded income tax expense of $73,000, or 30.8% of income before taxes. The income tax benefit or expense for the three months ended March 31, 2019 and 2018 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2019 and 2018 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment as well as for the period ended March 31, 2019 an increase in the Company’s valuation allowance against its deferred tax assets. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

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

As a result of the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of its deferred tax assets have become unfavorable. Management has considered positive and negative evidence for the potential utilization of the deferred tax assets and has concluded that it is more likely than not that Company will not realize the full amount of its net deferred tax assets. At March 31, 2019 and December 31, 2018, the Company had a valuation allowance of approximately $157,000 and $79,000, respectively, as a result of certain capital losses, credits carried forward and net operating losses carried forward which the Company does not believe are more likely than not to be realized. During the quarter ended March 31,

2019, the Company recorded an increase of approximately $78,000 in its valuation allowance against its deferred tax assets.

Net Income (Loss). For the reasons stated above, net loss for the three months ended March 31, 2019 was $1,096,000, compared to net income of $164,000 for the three months ending March 31, 2018.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At March 31, 2019, working capital was $12,198,000 (defined as current assets less current liabilities) compared to $13,351,000 at December 31, 2018. During the three months ended March 31, 2019, cash and cash equivalents decreased $6,194,000 from $10,160,000 at December 31, 2018, to $3,966,000 at March 31, 2019, with an increase in investments of $4,994,000.

Operating Activities. Net cash used by operating activities during the three months ended March 31, 2019, was $1,086,000. Net loss of $1,096,000, plus non-cash adjustments of $243,000, less changes in operating assets and liabilities of $233,000 resulted in the $1,086,000 of cash used by operating activities. The largest component of the change in operating assets and liabilities was accounts receivable which decreased $2,406,000, which will fluctuate based on normal business conditions, and partially reflects lower sales in the quarter. The non-cash adjustments consisted of depreciation and amortization expense, changes in allowance for doubtful accounts, deferred income tax benefit, accrued interest on held to maturity investments, and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities. Net cash used in investing activities during the three months ended March 31, 2019 was $5,216,000. This was primarily related to the purchase of held to maturity investments of $4,981,000, in addition to investing in the IT operating infrastructure project, which consisted of hardware, purchased software and capitalization of costs for internally developed software.

Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2019 was $108,000, which related to proceeds received from issuance of common stock under the employee stock purchase plan.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2018, included in our Form 10-K filed with the Securities and Exchange Commission on March 7, 2019. Our policy related to the adoption of Topic 842 on January 1, 2019, the accounting policy for leases, is included in Note 1 within this Form 10-Q. We believe our most critical accounting policies and estimates include the following:

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

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (i) the risk that management may be unable to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (ii) the risk that the Company will not be able to develop and implement new product offerings, including mobile, digital or other new offerings, in a successful manner; (iii) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with retailers and consumer packaged goods manufacturers; (iv) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions, the effect of current sales trends on fiscal year 2019 results and the benefit of our relationship with News America; (v) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a consumer packaged goods manufacturer, retailer, or News America; (vi) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally; (vii) our ability to successfully implement our new IT operating infrastructure; and (viii) our ability to attract and retain highly qualified managerial, operational and sales personnel. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2018, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

(b) Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.    Risk Factors

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. We believe there have been no material changes from the risk factors disclosed in that Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2018, the Board of Directors authorized the repurchase of up to $3,000,000 of the Company’s common stock on or before March 31, 2020. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. During the three months ended March 31, 2019, there was no share repurchase activity. As of March 31, 2019, $2,702,000 remained available for repurchase under the existing authorization.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-13471.

Exhibit Number	Description	Method of Filing

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008 (incorporated by reference to Exhibit 3.1 to annual report on Form 10-K for the year ended December 31, 2015)	Incorporated by Reference

3.2	Composite Bylaws of Registrant, as amended through December 5, 2015 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2015)	Incorporated by Reference

10.1*	First Amendment to Change in Control Agreement with Kristine A. Glancy, dated April 28, 2018	Filed Electronically

31.1	Certification of Principal Executive Officer	Filed Electronically

31.2	Certification of Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Financial Statements.
Filed Electronically

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.
(Registrant)

Dated: May 6, 2019	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant)

Dated: May 6, 2019	/s/ Jeffrey A. Jagerson
Jeffrey A. Jagerson
Chief Financial Officer and Treasurer
(principal financial and accounting officer)