Form 10-Q
period 2019-06-30
INSIGNIA SYSTEMS INC/MN
filed 2019-08-08
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2019
or
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

Number of shares outstanding of Common Stock, $.01 par value, as of August 7, 2019 was 12,045,229.

Insignia Systems, Inc.

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	June 30,
	2019	December 31,
	(Unaudited)	2018
ASSETS
Current Assets:
Cash and cash equivalents	$4,282,000	$10,160,000
Held to maturity investments	5,014,000	—
Accounts receivable, net	6,248,000	8,763,000
Inventories	361,000	353,000
Income tax receivable	130,000	127,000
Prepaid expenses and other	212,000	306,000
Total Current Assets	16,247,000	19,709,000

Other Assets:
Property and equipment, net	3,126,000	3,268,000
Operating lease right-of-use assets, net	242,000	—
Other, net	676,000	976,000

Total Assets	$20,291,000	$23,953,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	2,801,000	3,334,000
Accrued liabilities:
Compensation	457,000	2,021,000
Other	374,000	701,000
Current portion of operating lease liabilities	203,000	—
Deferred revenue	436,000	302,000
Total Current Liabilities	4,271,000	6,358,000

Long-Term Liabilities:
Deferred tax liabilities	116,000	504,000
Accrued income taxes	628,000	613,000
Deferred rent	—	158,000
Operating lease liabilities	164,000	—
Total Long-Term Liabilities	908,000	1,275,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 12,045,000 at June 30, 2019 and 11,840,000 at December 31, 2018	120,000	118,000
Additional paid-in capital	15,816,000	15,442,000
Retained earnings (Accumulated deficit)	(824,000)	760,000
Total Shareholders' Equity	15,112,000	16,320,000

Total Liabilities and Shareholders' Equity	$20,291,000	$23,953,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Services revenues	$5,435,000	$7,868,000	$10,074,000	$14,894,000
Products revenues	407,000	377,000	908,000	770,000
Total Net Sales	5,842,000	8,245,000	10,982,000	15,664,000

Cost of services	4,044,000	4,964,000	8,018,000	9,368,000
Cost of goods sold	333,000	276,000	725,000	545,000
Total Cost of Sales	4,377,000	5,240,000	8,743,000	9,913,000
Gross Profit	1,465,000	3,005,000	2,239,000	5,751,000

Operating Expenses:
Selling	693,000	719,000	1,431,000	1,622,000
Marketing	585,000	566,000	1,250,000	1,170,000
General and administrative	870,000	1,467,000	1,578,000	2,474,000
Total Operating Expenses	2,148,000	2,752,000	4,259,000	5,266,000
Operating Income (Loss)	(683,000)	253,000	(2,020,000)	485,000

Other income	30,000	7,000	67,000	12,000
Income (Loss) Before Taxes	(653,000)	260,000	(1,953,000)	497,000

Income tax expense (benefit)	(165,000)	76,000	(369,000)	149,000
Net Income (Loss)	$(488,000)	$184,000	$(1,584,000)	$348,000

Net income (loss) per share:
Basic	$(0.04)	$0.02	$(0.13)	$0.03
Diluted	$(0.04)	$0.02	$(0.13)	$0.03

Shares used in calculation of net income (loss) per share:
Basic	11,888,000	11,804,000	11,872,000	11,812,000
Diluted	11,888,000	12,076,000	11,872,000	12,040,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2018	11,840,000	$118,000	$15,442,000	$760,000	$16,320,000
Issuance of common stock, net	107,000	1,000	107,000	—	108,000
Value of stock-based compensation	—	—	138,000	—	138,000
Net loss	—	—	—	(1,096,000)	(1,096,000)

Balance at March 31, 2019	11,947,000	$119,000	$15,687,000	$(336,000)	$15,470,000
Value of stock-based compensation	—	—	139,000	—	139,000
Repurchase of common stock upon vesting of restricted stock units	98,000	1,000	(10,000)	—	(9,000)
Net loss	—	—	—	(488,000)	(488,000)
Balance at June 30, 2019	12,045,000	$120,000	$15,816,000	$(824,000)	$15,112,000

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	11,914,000	$119,000	$15,361,000	$(639,000)	$14,841,000
Issuance of common stock, net	49,000	—	49,000	—	49,000
Value of stock-based compensation	—	—	67,000	—	67,000
Net income	—	—	—	164,000	164,000

Balance at March 31, 2018	11,963,000	$119,000	$15,477,000	$(475,000)	$15,121,000
Value of stock-based compensation	—	—	82,000	—	82,000
Repurchase of common stock upon vesting of restricted stock units	(9,000)	—	(14,000)	—	(14,000)
Repurchase of common stock, net	(103,000)	—	(187,000)	—	(187,000)
Net income	—	—	—	184,000	184,000
Balance at June 30, 2018	11,851,000	$119,000	$15,358,000	$(291,000)	$15,186,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2019	2018
Operating Activities:
Net income (loss)	$(1,584,000)	$348,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	742,000	570,000
Changes in allowance for doubtful accounts	(2,000)	(36,000)
Deferred income tax benefit	(388,000)	—
Stock-based compensation expense	277,000	149,000
Accrued interest on held to maturity investments	(33,000)	—
Changes in operating assets and liabilities:
Accounts receivable	2,517,000	2,296,000
Inventories	(8,000)	(63,000)
Income tax receivable	(3,000)	107,000
Prepaid expenses and other	92,000	109,000
Accounts payable	(459,000)	(131,000)
Accrued liabilities	(1,924,000)	17,000
Accrued income taxes	15,000	15,000
Deferred revenue	134,000	659,000
Net cash provided by (used in) operating activities	(624,000)	4,040,000

Investing Activities:
Purchases of property and equipment	(358,000)	(528,000)
Purchases of investments	(4,981,000)	—
Net cash used in investing activities	(5,339,000)	(528,000)

Financing Activities:
Proceeds from issuance of common stock, net	108,000	49,000
Repurchase of common stock upon vesting of restricted
stock awards	(9,000)	(14,000)
Cash dividends paid ($0.70 per share)	(14,000)	(14,000)
Repurchase of common stock, net	—	(187,000)
Net cash provided by (used in) financing activities	85,000	(166,000)

Increase (decrease) in cash and cash equivalents	(5,878,000)	3,346,000

Cash and cash equivalents at beginning of period	10,160,000	4,695,000
Cash and cash equivalents at end of period	$4,282,000	$8,041,000

Supplemental disclosures for cash flow information:
Cash paid during the period for income taxes	$6,000	$—

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$111,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
Notes To Financial Statements
(Unaudited)

1.
Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) markets in-store advertising products, programs and services to retailers and consumer packaged goods manufacturers. The Company operates in a single reportable segment. The Company’s primary products include the Insignia Point-of-Purchase Services (POPS®) in-store signage solution, and other retailer approved promotional services, in-store marketing solutions, and custom adhesive and non-adhesive signage materials directly to our retail customers.

Basis of Presentation. The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to financial statements included in our financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Recently Adopted Accounting Pronouncements. Effective January 1, 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2016-02, “Leases” (“Topic 842”) under which lessees will recognize most leases on the balance sheet. At the date of adoption of the standard the Company recorded a right of use asset with a value of $305,000, reduced deferred rent by $158,000 and recorded a lease liability of $463,000. The Company elected the option under Topic 842 not to restate comparative periods in the transition. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed it to carry forward the historical lease classification. Additional required disclosures for Topic 842 are contained in Note 5.

Inventories. Inventories are primarily comprised of sign cards, hardware and roll stock. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method, and consisted of the following as of the dates indicated:

	June 30,	December 31,
	2019	2018
Raw materials	$64,000	$80,000
Work-in-process	35,000	12,000
Finished goods	262,000	261,000
	$361,000	$353,000

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	June 30,	December 31,
	2019	2018
Property and Equipment:
Production tooling, machinery and equipment	$3,728,000	$3,694,000
Office furniture and fixtures	385,000	385,000
Computer equipment and software	4,187,000	2,743,000
Leasehold improvements	577,000	577,000
Construction in-progress	—	1,179,000
	8,877,000	8,578,000
Accumulated depreciation and amortization	(5,751,000)	(5,310,000)
Net Property and Equipment	$3,126,000	$3,268,000

Depreciation expense was approximately $259,000 and $440,000 in the three and six months ended June 30, 2019, respectively, and was $181,000 and $367,000 in the three and six months ended June 30, 2018, respectively.

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

During the six months ended June 30, 2019 and 2018, no stock awards were granted by the Company, except for those awarded to non-employee members of the Board of Directors.

During the six months ended June 30, 2018, the Company issued 178,000 restricted stock units under the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”). The shares underlying the awards were assigned a value of $1.77 per share, which was the closing price of our common stock on the date of grant and are scheduled to vest over three years.

The Company estimated the fair value of stock-based awards granted during the six months ended June 30, 2019 under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 year, expected volatility of 57%, dividend yield of 0% and risk-free interest rate of 2.60%.

During June 2019, non-employee members of the Board of Directors received restricted stock grants totaling 70,755 shares pursuant to the 2018 Equity Incentive Plan (the “2018 Plan”). The shares underlying the awards were assigned a value of $1.06 per share, which was the closing price of our common stock on the date of grants, for a total value of $75,000, and are scheduled to vest the day immediately preceding the date of the 2020 annual shareholder meeting. During July 2018, non-employee members of the Board of Directors received restricted stock grants totaling 46,152 shares pursuant to the 2018 Plan. The shares underlying the awards were assigned a value of $1.95 per share, which was the closing price of our common stock on the date of grants, for a total value of $90,000, which vested the day immediately preceding the date of our 2019 annual shareholder meeting.

During June 2019, the Company issued 8,370 shares of common stock in settlement of $9,000 of total deferred fees due to a non-employee director’s departure from the board. Our non-employee directors are eligible to participate in our director deferred compensation plan, which allows a director to make voluntary deferrals of up to 100% of their annual cash retainers relating to board or committee chair service.

Total stock-based compensation expense recorded for the three and six months ended June 30, 2019 was $139,000 and $277,000, respectively, and for the three and six months ended June 30, 2018 was $82,000 and $149,000, respectively.

Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.

Due to the net loss incurred during the three and six months ended June 30, 2019 all outstanding stock options were anti-dilutive for that period. Options to purchase approximately 245,000 shares of common stock with a weighted average exercise price of $2.71 were outstanding at June 30, 2018 and were not included in the computation of common stock equivalents for the three and six months ended June 30, 2018 because their exercise prices were higher than the average fair market value of the common shares during the reporting period.

Weighted average common shares outstanding for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Denominator for basic net income (loss) per share - weighted average shares	11,888,000	11,804,000	11,872,000	11,812,000
Effect of dilutive securities:
Stock options and restricted stock units	—	272,000	—	228,000
Denominator for diluted net income (loss) per share - weighted average shares	11,888,000	12,076,000	11,872,000	12,040,000

2.
Investments. The Company currently invests its excess cash in debt securities, with an average maturity of approximately six months. At June 30, 2019, there were $5,014,000 of held to maturity investments, all with maturity dates of less than one year. These investments are accounted for in accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments – Debt and Equity Securities.” At June 30, 2019, the Company’s investment balances consisted solely of held to maturity investments and are carried at cost which approximates fair value due to the negligible risk of changes in value due to interest rates.

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

The majority of the Company’s accounts receivable is due from companies in the consumer-packaged goods (“CPG”) industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30-150 days and are stated at amounts due from customers, net of an allowance for doubtful accounts.

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

Each of the individual activities under our services, including production activities, are inputs to an integrated sign display service. Customers receive and consume the benefits from the promotional displays over the duration of the contracted display cycle. Additionally, the display of the signs does not have an alternative use to us and we have an enforceable right to payment for services performed to date. As a result, we recognize the transaction price for our POPS solution performance obligations as revenue over time. Given the nature of our performance obligations is to provide a display service over the duration of a specified period or periods, we recognize revenue on a straight-line basis over the display service period as it best reflects the timing of transfer of our POPS service solution.

Other Service Revenues. The Company also supplies CPG manufacturers with other retailer approved promotional services and sign solutions. These services are more customized than the POPS solution program, consisting of variable durations and variable specifications. Due to the variable nature of these services, revenue recognition is a mix of over time and point in time recognition.

Products. We also sell custom adhesive and non-adhesive signage materials directly to our customers. Each such product is a distinct performance obligation. Revenue is recognized at a point in time upon shipment, when control of the goods transfers to the customer.

Disaggregation of Revenue

In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

	Three months ended June 30, 2019			Six months ended June 30, 2019
	Services Revenues	Products Revenue	Total Revenue	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$4,144,000	$-	$4,144,000	$7,699,000	$-	$7,699,000
Products and services transferred at a point in time	1,291,000	407,000	1,698,000	2,375,000	908,000	3,283,000
Total	$5,435,000	$407,000	$5,842,000	$10,074,000	$908,000	$10,982,000

	Three months ended June 30, 2018			Six months ended June 30, 2018
	Services Revenues	Products Revenue	Total Revenue	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$7,868,000	$-	$7,868,000	$14,894,000	$-	$14,894,000
Products and services transferred at a point in time	-	377,000	377,000	-	770,000	770,000
Total	$7,868,000	$377,000	$8,245,000	$14,894,000	$770,000	$15,664,000

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

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2018	$302,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(301,000)
Cash received in advance and not recognized as revenue	435,000
Balance at June 30, 2019	$436,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of our performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. Of those contracts with an expected duration of greater than one year, we estimate that revenue of $775,000 and $2,000,000 related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019 will be recognized during the remainder of 2019 and in 2020, respectively.

4.
Selling Arrangement. In 2011, the Company paid to News America Marketing In-Store, L.L.C. (“News America Marketing”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America Marketing’s network of retailers as its exclusive agent. The $4,000,000 is being amortized over the 10-year term of the arrangement. Amortization expense was $150,000 and $300,000 in the three and six months ended June 30, 2019. Amortization expense was $100,00 and $200,000 in the three and six months ended June 30, 3018. Amortization expense is expected to be $600,000 in 2019, $262,000 in 2020 and $55,000 in the year ending December 31, 2021. The acceleration of amortization in 2019 is based on the anticipated recovery period over the remaining term of the contract due to the loss of a significant retailer which exited our retailer network in the first half of 2019 as a result of competitive pressures. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s balance sheet.

5.
Leases. The Company leases space under a non-cancelable operating lease for our corporate headquarters. This lease has escalating lease terms and also includes a tenant incentive that was recorded at the time the lease was originally entered into. The lease does not contain contingent rent provisions. The Company also has a lease for additional office space under an operating lease. The lease for our corporate headquarters includes both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. The lease for our additional office space is non-cancelable with a lease term of less than one year and therefore, we have elected the practical expedient to exclude this short-term lease from our right-of-use assets and lease liabilities.

Our leases include options to renew. The exercise of lease renewal options is at our sole discretion. Therefore, the renewals to extend the lease terms are not included in our right of use assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term.

We used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

The cost components of our operating leases were as follows for the periods ended June 30, 2019:

	Three months ended June 30, 2019			Six months ended June 30, 2019
	Corporate	Additional	Operating	Corporate	Additional	Operating
	Headquarters	Office Space	Leases	Headquarters	Office Space	Leases
Operating lease cost	$38,000	$-	$38,000	$75,000	$-	$75,000
Variable lease cost	26,000	-	26,000	54,000	-	54,000
Short-term lease cost	-	9,000	9,000	-	19,000	19,000
Total	$64,000	$9,000	$73,000	$129,000	$19,000	$148,000

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased corporate headquarters which are paid based on actual costs incurred by the lessor.

Maturities of our lease liabilities for our corporate headquarters operating lease were as follows as of June 30, 2019:

Maturity of Lease Liabilities	Operating Leases
2019	$108,000
2020	222,000
2021	57,000
Total lease payments	$387,000
Less: Interest	20,000
Present value of lease liabilities	$367,000

The remaining lease term as of June 30, 2019 was 1.75 years and the discount rate was 6%. The cash outflow for operating leases for the three and six months ended June 30, 2019 was $54,000 and $108,000, respectively.

The following table presents future minimum lease payments for our operating leases at December 31, 2018 under ASC 840 and is being presented for comparative purposes:

2019	$217,000
2020	$222,000
2021	$57,000

Rent expense under these leases was approximately $75,000 and $135,000 for the three and six months ended June 30, 2018, respectively.

6.
Income Taxes. For the three and six months ended June 30, 2019, the Company recorded income tax benefit of $165,000 and $369,000, or 25.3% and 18.9% of loss before taxes, respectively. For the three and six months ended June 30, 2018, the Company recorded income tax expense of $76,000 and $149,000, or 29.2% and 30.0% of income before taxes, respectively. The income tax benefit or expense for the three and six months ended June 30, 2019 and 2018 is comprised of federal and state taxes. The primary differences between the Company’s June 30, 2019 and 2018 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment as well as for the three and six months ended June 30, 2019 an increase in the Company’s valuation allowance against its deferred tax assets. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of enacted tax laws. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustment to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. At June 30, 2019 and December 31, 2018, the Company had a valuation allowance of approximately $99,000 and $79,000, respectively, as a result of certain capital losses, credits and net operating losses carried forward which the Company does not believe are more likely than not to be realized.

As of June 30, 2019, and December 31, 2018, the Company had unrecognized tax benefits totaling $628,000 and $613,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $628,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest are not expected to change significantly in 2019.

7.
Concentrations. During the six months ended June 30, 2019, two customers accounted for 15% and 12% respectively, of the Company’s total net sales. During the six months ended June 30, 2018, two customers accounted for 25% and 24%, respectively, of the Company’s total net sales. At June 30, 2019, two customers represented 18% and 16% respectively, of the Company’s total accounts receivable. At December 31, 2018, two customers represented 31% and 16% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of an additional significant customer could adversely affect operating results. Additionally, the loss of an additional major retailer from the Company’s retail network could further adversely affect operating results.

8.
Share Repurchases.  On April 5, 2018, the Board of Directors authorized the repurchase of up to $3,000,000 of the Company’s common stock on or before March 31, 2020. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. During the six months ended June 30, 2019, there was no share repurchase activity under the plan. During the six months ended June 30, 2018 the Company repurchased and retired approximately 103,000 shares, at a total cost of $187,000.

9.
Subsequent Events.  On July 11, 2019, the Company brought suit against News Corporation, News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. (collectively, “News America”) in the U.S. District Court in Minnesota, alleging violations of federal and state antitrust and tortious interference laws by News America. The complaint alleges that News America has expanded and maintained its monopoly power through various wrongful acts designed to harm the Company, its last significant competitor, in the third-party in-store advertising and promotion products and services market. The suit seeks, among other relief, an injunction sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company.

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

Company Overview

Insignia Systems, Inc. (referred to in this Quarterly Report on Form 10-Q as “Insignia,” “we,” “us,” “our” or the “Company”) is a leading provider of in-store marketing solutions to our partners and clients which consist of CPG manufacturers, retailers and marketing agencies and digital. We believe our products and services are attractive to CPG manufacturers because of our speed to market, ability to customize advertising programs at store level and our deep industry knowledge. We have leaders and employees with extensive industry knowledge and direct experience working with CPG manufacturers and retailers. The Company provides advertising solutions to CPG manufacturers spanning from some of the largest multinationals to new and emerging brands.

Our relationships with retailers are forged through executional excellence, flexible processes and our ability to connect retailer messaging with our CPG manufacturer’s message. The Company runs in-store advertising programs at national and regional US retailers who are leaders in their respective channels.

Our relationships with marketing agencies continue to grow through our agility, responsiveness, custom production and execution capabilities, and our ability to respond to their client’s needs with precision and efficiency.

The Company’s primary solution has been the Point-Of-Purchase Services (POPS®) in-store signage solution. The Company’s POPS solution is a national, account-specific, shelf-edge advertising and promotion tactic. Internal testing has indicated the solution is capable of delivering incremental sales for the featured brand. Participation in the POPS solution allows CPG manufacturers to deliver vital product information to consumers at the point-of-purchase, and to leverage the local retailer brand and store-specific prices to provide a unique “call to action” that draws attention to the featured brand and triggers a purchase decision. CPG manufacturers benefit from the Company’s nimble operational capabilities, which include short lead times, in-house graphic design capabilities, post-program analytics, and micro-marketing capabilities such as variable or bilingual messaging.

Over the past several years, we have developed and now offer promotional, merchandising and digital solutions in addition to our core business of in-store signage solutions. Our expanded portfolio of solutions allows us to more completely meet the needs of CPG manufacturers, retailers and their agents as their business strategies evolve behind an ever-changing retail landscape.

Business Overview

Summary of Financial Results

For the quarter ended June 30, 2019, the Company generated revenues of $5,842,000, as compared with revenues of $8,245,000 for the quarter ended June 30, 2018. For the six months ended June 30, 2019, the Company generated revenues of $10,982,000, as compared with revenues of $15,664,000 in the six months ended June 30, 2018. Net loss for the quarter ended June 30, 2019 was $488,000, as compared to net income of $184,000 for the quarter ended June 30, 2018. Net loss for the six months ended June 30, 2019 was $1,584,000, as compared to net income of $348,000 for the six months ended June 30, 2018. Competitive pressure caused changes in our retail and CPG networks during 2019, including the exit of a significant retailer during the first half of 2019, and has adversely impacted our results compared to prior periods. We continue to expect ongoing competitive pressure to challenge our business results for the remainder of the year. However, we are pursuing a variety of efforts designed to drive innovation, client acquisitions and retailer expansions.

During the six months ended June 30, 2019, cash and cash equivalents decreased $5,878,000 from $10,160,000 at December 31, 2018, to $4,282,000 at June 30, 2019. The decrease was primarily driven by investing in held to maturity investments. Together, cash and cash equivalents and held to maturity investments totaled $9,296,000 at June 30, 2019, compared to $10,160,000 at December 31, 2018. The Company had no debt other than its lease obligations as of June 30, 2019.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Condensed Statements of Operations as a percentage of total net sales.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.9	63.6	79.6	63.3
Gross profit	25.1	36.4	20.4	36.7
Operating expenses:
Selling	11.9	8.7	13.0	10.3
Marketing	10.0	6.9	11.4	7.5
General and administrative	14.9	17.7	14.4	15.8
Total operating expenses	36.8	33.3	38.8	33.6
Operating income (loss)	(11.7)	3.1	(18.4)	3.1
Other income	0.5	0.1	0.6	0.1
Income (loss) before taxes	(11.2)	3.2	(17.8)	3.2
Income tax expense (benefit)	(2.8)	1.0	(3.4)	1.0
Net income (loss)	(8.4) %	2.2%	(14.4) %	2.2%

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Net Sales. Net sales for the three months ended June 30, 2019 decreased 29.1% to $5,842,000 compared to $8,245,000 for the three months ended June 30, 2019. Net sales for the six months ended June 30, 2019 decreased 29.9% to $10,982,000 compared to $15,664,00 for the six months ended June 30, 2018.

Service revenues for the three months ended June 30, 2019 decreased 30.9% to $5,435,000 compared to $7,868,000 for the three months ended June 30, 2018. Service revenues for the six months ended June 30, 2019 decreased 32.4% to $10,074,000 compared to $14,894,000 for the six months ended June 30, 2018. The decreases were primarily due to 51.8% and 50.9% decreases in POPS solution revenue for the three and six months ended June 30, 2019, respectively, partially offset by 71.6% and 72.5% increases in innovation solutions revenue for the three and six months ended June 30, 2019, respectively. The decrease in POPS solution revenue was primarily due to decreases in the number of signs placed and average price per sign, which were due to the loss of a significant retailer and a significant CPG manufacturer both as a result of competitive pressures, and the completion of a non-recurring favorable CPG contract.

Product revenues for the three months ended June 30, 2019 increased 8.0% to $407,000 compared to $377,000 for the three months ended June 30, 2018. Product revenues for the six months ended June 30, 2019 increased 17.9% to $908,000 compared to $770,000 for the six months ended June 30, 2018. The increase was primarily due to higher sales of sign card supplies driven by higher customer demand.

Gross Profit. Gross profit for the three months ended June 30, 2019 decreased 51.2% to $1,465,000 compared to $3,005,000 for the three months ended June 30, 2018. Gross profit as a percentage of total net sales decreased to 25.1% for the three months ended June 30, 2019 compared to 36.4% for the three months ended June 30, 2018. Gross profit for the six months ended June 30, 2019 decreased 61.1% to $2,239,000 compared to $5,751,000 for the six months ended June 30, 2018. Gross profit as a percentage of total net sales decreased to 20.4% for the six months ended June 30, 2019 compared to 36.7% for the six months ended June 30, 2018.

Service revenues. Gross profit from our service revenues for the three months ended June 30, 2019 decreased 52.1% to $1,391,000 compared to $2,904,000 for the three months ended June 30, 2018. The decrease in gross profit was primarily due to a decrease in POPS solution sales as our gross profit is highly dependent on sales levels due to the relatively fixed nature of a portion of our payments to retailers, combined with the decrease in average price per sign due to the completion of a non-recurring favorable contract, partially offset by an increase in revenue and gross profit from innovation solutions. Gross profit from our service revenues for the six months ended June 30, 2019 decreased 62.8% to $2,056,000 compared to $5,526,000 for the six months ended June 30, 2018. The decrease was primarily due to the factors described above.

The Company incurred costs of approximately $75,000 associated with the implementation of its new IT operating infrastructure during the three months ended June 30, 2019 compared to approximately $155,000 for the three months ended June 30, 2018. For the six months ended June 30, 2019, the Company incurred costs of approximately $193,000 associated with the development of its new IT operating infrastructure compared to approximately $270,000 for the six months ended June 30, 2018. The Company has implemented the new IT operating infrastructure system in the second quarter of 2019. Additional technology investments may be needed to support the Company’s new solution initiatives.

Gross profit as a percentage of service revenues for the three months ended June 30, 2019 decreased to 25.6% compared to 36.9% for the three months ended June 30, 2018. Gross profit as a percentage of service revenues for the six months ended June 30, 2019 decreased to 20.4% compared to 37.1% for the six months ended June 30, 2018. The decreases for both periods were primarily due to the factors described above.

Product revenues. Gross profit from our product revenues for the three months ended June 30, 2019 decreased 26.7% to $74,000 compared to $101,000 for the three months ended June 30, 2018. The decrease was primarily due to increased production related costs and product mix. Gross profit from our product revenues for the six months ended June 30, 2019 decreased 18.7% to $183,000 compared to $225,000 for the six months ended June 30, 2018. The decrease was primarily due to the factors described above.

Gross profit as a percentage of product revenues decreased to 18.2% for the three months ended June 30, 2019 compared to 26.8% for the three months ended June 30, 2018. Gross profit as a percentage of product revenues was 20.2% for the six months ended June 30, 2019 compared to 29.2% for the six months ended June 30, 2018.

Operating Expenses

Selling. Selling expenses for the three months ended June 30, 2019 decreased 3.6% to $693,000 compared to $719,000 for the three months ended June 30, 2018. Selling expenses for the six months ended June 30, 2019 decreased 11.8% to $1,431,000 compared to $1,622,000 for the six months ended June 30, 2018. The decreases for both periods were primarily due to reduced variable staff related expenses.

Selling expenses as a percentage of total net sales increased to 11.9% for the three months ended June 30, 2019 compared to 8.7% for the three months ended June 30, 2018. Selling expenses as a percentage of net sales increased to 13.0% for the six months ended June 30, 2019 compared to 10.3% for the six months ended June 30, 2018. The increases for both periods were primarily due to decreased sales, partially offset by the factors described above.

Marketing. Marketing expenses for the three months ended June 30, 2019 increased 3.4% to $585,000 compared to $566,000 for the three months ended June 30, 2018. Marketing expense for the six months ended June 30, 2019 increased 6.8% to $1,250,000 compared to $1,170,000 for the six months ended June 30, 2018. The increases for both periods were primarily the result of increased consulting expenses, partially offset by decreased staffing and variable staff related expenses.

Marketing expenses as a percentage of total net sales increased to 10.0% for the three months ended June 30, 2019 compared to 6.9% for the three months ended June 30, 2018. Marketing expenses as a percentage of net sales increased to 11.4% for the six months ended June 30, 2019 compared to 7.5% for the six months ended June 30, 2018. The increases for both periods were due to decreased sales, and the factors described above.

General and administrative. General and administrative expenses for the three months ended June 30, 2019 decreased 40.7% to $870,000 compared to $1,467,000 for the three months ended June 30, 2018. The decrease of $597,000 includes $460,000 of expense during the three months ended June 30, 2018 related to the negotiation and satisfaction of obligations under the May 2018 Cooperation Agreement. The remainder of the decrease was primarily due to reduced variable staff related expenses. General and administrative expenses for the six months ended June 30, 2019 decreased 36.2% to $1,578,000 compared to $2,474,000 for the six months ended June 30, 2018. The decrease was primarily due to the factors described above.

General and administrative expenses as a percentage of total net sales decreased to 14.9% for the three months ended June 30, 2019 compared to 17.7% for the three months ended June 30, 2018. General and administrative expenses as a percentage of net sales decreased to 14.4% for the six months ended June 30, 2019 compared to 15.8% for the six months ended June 30, 2018. The decreases for both periods were primarily due to the factors described above, partially offset by decreased sales.

Other Income. Other income for the three months ended June 30, 2019 increased to $30,000 compared to $7,000 for the three months ended June 30, 2018. Other income for the six months ended June 30, 2019 was $67,000 compared to $12,000 for the six months ended June 30, 2018. The increase is due to interest generated from held to maturity investments.

Income Taxes.  For the three and six months ended June 30, 2019, the Company recorded income tax benefit of $165,000 and $369,000, or 25.3% and 18.9% of loss before taxes, respectively. For the three and six months ended June 30, 2018, the Company recorded income tax expense of $76,000 and $149,000, or 29.2% and 30.0% of income before taxes, respectively. The income tax benefit or expense for the three and six months ended June 30, 2019 and 2018 is comprised of federal and state taxes. The primary differences between the Company’s June 30, 2019 and 2018 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment as well as for the three and six months ended June 30, 2019 an increase in the Company’s valuation allowance against its deferred tax assets. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

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

As a result of the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of its deferred tax assets have become unfavorable. Management has considered positive and negative evidence for the potential utilization of the deferred tax assets and has concluded that it is more likely than not that Company will not realize the full amount of its net deferred tax assets. At June 30, 2019 and December 31, 2018, the Company had a valuation allowance of approximately $99,000 and $79,000, respectively, as a result of certain capital losses, credits carried forward and net operating losses carried forward which the Company does not believe are more likely than not to be realized. During the quarter ended June 30, 2019, the Company recorded a decrease of approximately $59,000 in its valuation allowance against its deferred tax assets.

Net Income (Loss). For the reasons stated above, net loss for the three and six months ended June 30, 2019 was $488,000 and $1,584,000, respectively, compared to net income of $184,000 and $348,000, respectively, for the three and six months ending June 30, 2018.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At June 30, 2019, working capital was $11,976,000 (defined as current assets less current liabilities) compared to $13,351,000 at December 31, 2018. During the six months ended June 30, 2019, cash and cash equivalents decreased $5,878,000 from $10,160,000 at December 31, 2018, to $4,282,000 at June 30, 2019, with an increase in held to maturity investments of $5,014,000.

Operating Activities. Net cash used by operating activities during the six months ended June 30, 2019, was $624,000. Net loss of $1,584,000, plus non-cash adjustments of $596,000, plus changes in operating assets and liabilities of $364,000 resulted in the $624,000 of cash used by operating activities. The largest component of the change in operating assets and liabilities was accounts receivable which decreased to $2,517,000 from December 31, 2018, which is expected to fluctuate based on normal business conditions, and partially reflects lower sales in the quarter. The non-cash adjustments consisted of depreciation and amortization expense, changes in allowance for doubtful accounts, deferred income tax benefit, accrued interest on held to maturity investments, and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities. Net cash used in investing activities during the six months ended June 30, 2019 was $5,339,000. This was primarily related to the purchase of held to maturity investments of $4,981,000, in addition to investing in the IT operating infrastructure project, which consisted of hardware, purchased software and capitalization of costs for internally developed software.

Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2019 was $85,000, which primarily related to proceeds received from issuance of common stock under the employee stock purchase plan.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2018, included in our Form 10-K filed with the Securities and Exchange Commission on March 7, 2019. Our policy related to the adoption on January 1, 2019 of Topic 842, leases, is included in Note 1 within this Form 10-Q. We believe our most critical accounting policies and estimates include the following:

●
revenue recognition;
●
allowance for doubtful accounts;
●
impairment of long-lived assets;
●
income taxes; and
●
stock-based compensation.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts that are not statements of historical or current facts are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “alleges,” “anticipates,” “believes,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “seeks,” “will” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for at least the next twelve months; and (ii) that we expect fluctuations in accounts receivable and payable, accrued liabilities, and revenue deferrals. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (i) the risk that management may be unable to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (ii) the risk that the Company will not be able to develop and implement new product offerings, including mobile, digital or other new offerings, in a successful manner; (iii) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with retailers and consumer packaged goods manufacturers; (iv) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions, the effect of current sales trends on fiscal year 2019 results and the benefit of our relationship with News America Marketing; (v) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a consumer packaged goods manufacturer, retailer, or News America Marketing; (vi) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally; (vii) our ability to successfully implement our new IT operating infrastructure; (viii) our ability to attract and retain highly qualified managerial, operational and sales personnel; and (ix) the outcome of the legal proceedings involving News America. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2018, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

(b) Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 11, 2019, the Company brought suit against News Corporation, News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. (collectively, “News America”) in the U.S. District Court in Minnesota, alleging violations of federal and state antitrust and tortious interference laws by News America. The complaint alleges that News America has expanded and maintained its monopoly power through various wrongful acts designed to harm the Company, its last significant competitor, in the third-party in-store advertising and promotion products and services market. The suit seeks, among other relief, an injunction sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company.

Such litigation may be costly and the amount of legal expense that will be incurred in connection with the foregoing legal proceedings may be significant through the remainder of 2019 and beyond. During the quarter ended June 30, 2019, the Company incurred nominal legal expense related to the litigation.

Item 1A. Risk Factors

We Are Party to Significant Litigation

On July 11, 2019, the Company brought suit against News America alleging violations of federal and state antitrust and tortious interference laws by News America. All litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. While we cannot assure you that we will prevail in any lawsuit, we intend to vigorously seek judicial enforcement of our rights to freely operate our business.

Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. Litigation, including antitrust litigation, can be complex, can extend for a protracted period of time, and can be very expensive even if we are successful in asserting our claims. Litigation initiated by us can also result in counter-claims against us, which could increase the associated costs and result in our payment of damages or other judgments against us.

Such litigation may be costly, may divert the attention of key personnel, may affect our business relationships with third-parties, including CPG manufacturers and retailers, and could result in adverse outcomes, any of which could adversely affect our ability to compete, our business, and our results of operations and financial condition.

Other than the above there have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2018, the Board of Directors authorized the repurchase of up to $3,000,000 of the Company’s common stock on or before June 30, 2020. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. During the three months ended June 30, 2019, there was no share repurchase activity under the plan.

Our share repurchase activity for the three months ended June 30, 2019, was as follows:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1–30, 2019	–	–	–	$2,702,000
May 1–31, 2019	8,444(a)	$1.14	–	$2,702,000
June 1–30, 2019	–	–	–	$2,702,000
Total	8,444	$1.14
(a)
The shares surrendered to the Company were to satisfy minimum statutory federal, state, and local tax withholding obligations arising from the vesting of a restricted stock award. The shares were forfeited pursuant to the participant’s instructions in accordance with the terms of the applicable award agreement and the 2013 Plan and are not part of any publicly announced stock repurchase program.

Each of our non-employee directors is eligible to participate in our director deferred compensation plan, which allows a director to make voluntary deferrals of up to 100% of their annual cash retainers relating to board or committee chair service. As a result of a director’s departure from the board, we issued 8,370 shares of common stock on June 7, 2019 in settlement of approximately $9,000 total deferred fees in accordance with the terms of the plan. The shares were issued as part of a private offering made only to directors of the Company under the plan in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-13471.

Exhibit Number	Description	Method of Filing

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008 (incorporated by reference to Exhibit 3.1 to annual report on Form 10-K for the year ended December 31, 2015)	Incorporated by Reference

3.2	Composite Bylaws of Registrant, as amended through December 5, 2015 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2015)	Incorporated by Reference

10.1	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2018 Equity Incentive Plan	Filed Electronically

31.1	Certification of Principal Executive Officer	Filed Electronically

31.2	Certification of Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Financial Statements.
Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.
(Registrant)

Dated: August 8, 2019	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant)

Dated: August 8, 2019	/s/ Jeffrey A. Jagerson
Jeffrey A. Jagerson
Chief Financial Officer and Treasurer
(principal financial and accounting officer)