Form 10-Q
period 2019-09-30
INSIGNIA SYSTEMS INC/MN
filed 2019-11-13
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2019
or
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

Number of shares outstanding of Common Stock, $.01 par value, as of November 11, 2019 was 12,074,218.

Insignia Systems, Inc.

i

PART I.
FINANCIAL INFORMATION
Item 1.
Financial Statements

Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,780,000	$10,160,000
Accounts receivable, net	6,438,000	8,763,000
Inventories	343,000	353,000
Income tax receivable	129,000	127,000
Prepaid expenses and other	323,000	306,000
Total Current Assets	15,013,000	19,709,000

Other Assets:
Property and equipment, net	2,829,000	3,268,000
Operating lease right-of-use assets, net	210,000	—
Other, net	524,000	976,000

Total Assets	$18,576,000	$23,953,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable:	2,221,000	3,334,000
Accrued liabilities:
Compensation	329,000	2,021,000
Other	413,000	701,000
Current portion of operating lease liabilities	207,000	—
Deferred revenue	390,000	302,000
Total Current Liabilities	3,560,000	6,358,000

Long-Term Liabilities:
Deferred tax liabilities	61,000	504,000
Accrued income taxes	636,000	613,000
Deferred rent	—	158,000
Operating lease liabilities	110,000	—
Total Long-Term Liabilities	807,000	1,275,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 12,074,000 at September 30, 2019 and 11,840,000 at December 31, 2018	121,000	118,000
Additional paid-in capital	15,890,000	15,442,000
Retained earnings (Accumulated deficit)	(1,802,000)	760,000
Total Shareholders' Equity	14,209,000	16,320,000

Total Liabilities and Shareholders' Equity	$18,576,000	$23,953,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Services revenues	$4,400,000	$9,069,000	$14,474,000	$23,963,000
Products revenues	254,000	386,000	1,162,000	1,156,000
Total Net Sales	4,654,000	9,455,000	15,636,000	25,119,000

Cost of services	3,514,000	5,569,000	11,532,000	14,937,000
Cost of goods sold	214,000	323,000	939,000	868,000
Total Cost of Sales	3,728,000	5,892,000	12,471,000	15,805,000
Gross Profit	926,000	3,563,000	3,165,000	9,314,000

Operating Expenses:
Selling	573,000	908,000	2,004,000	2,530,000
Marketing	559,000	703,000	1,809,000	1,873,000
General and administrative	865,000	1,106,000	2,443,000	3,580,000
Total Operating Expenses	1,997,000	2,717,000	6,256,000	7,983,000
Operating Income (Loss)	(1,071,000)	846,000	(3,091,000)	1,331,000

Other income	46,000	15,000	113,000	27,000
Income (Loss) Before Taxes	(1,025,000)	861,000	(2,978,000)	1,358,000

Income tax expense (benefit)	(47,000)	216,000	(416,000)	365,000
Net Income (Loss)	$(978,000)	$645,000	$(2,562,000)	$993,000

Net income (loss) per share:
Basic	$(0.08)	$0.05	$(0.22)	$0.08
Diluted	$(0.08)	$0.05	$(0.22)	$0.08

Shares used in calculation of net income (loss) per share:
Basic	11,986,000	11,729,000	11,911,000	11,784,000
Diluted	11,986,000	12,012,000	11,911,000	12,026,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2018	11,840,000	$118,000	$15,442,000	$760,000	$16,320,000
Issuance of common stock, net	107,000	1,000	107,000	—	108,000
Value of stock-based compensation	—	—	138,000	—	138,000
Net loss	—	—	—	(1,096,000)	(1,096,000)

Balance at March 31, 2019	11,947,000	$119,000	$15,687,000	$(336,000)	$15,470,000
Value of stock-based compensation	—	—	139,000	—	139,000
Repurchase of common stock upon vesting of restricted stock units	98,000	1,000	(10,000)	—	(9,000)
Net loss	—	—	—	(488,000)	(488,000)

Balance at June 30, 2019	12,045,000	$120,000	$15,816,000	$(824,000)	$15,112,000
Value of stock-based compensation	—	—	101,000	—	101,000
Repurchase of common stock upon vesting of restricted stock units	29,000	1,000	(27,000)	—	(26,000)
Net loss	—	—	—	(978,000)	(978,000)
Balance at September 30, 2019	12,074,000	$121,000	$15,890,000	$(1,802,000)	$14,209,000

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2017	11,914,000	$119,000	$15,361,000	$(639,000)	$14,841,000
Issuance of common stock, net	49,000	—	49,000	—	49,000
Value of stock-based compensation	—	—	67,000	—	67,000
Net income	—	—	—	164,000	164,000

Balance at March 31, 2018	11,963,000	$119,000	$15,477,000	$(475,000)	$15,121,000
Value of stock-based compensation	—	—	82,000	—	82,000
Repurchase of common stock upon vesting of restricted stock units	(9,000)	—	(14,000)	—	(14,000)
Repurchase of common stock, net	(103,000)	—	(187,000)	—	(187,000)
Net income	—	—	—	184,000	184,000

Balance at June 30, 2018	11,851,000	$119,000	$15,358,000	$(291,000)	$15,186,000
Value of stock-based compensation	—	—	128,000	—	128,000
Repurchase of common stock upon vesting of restricted stock units	42,000	—	(60,000)	—	(60,000)
Repurchase of common stock, net	(45,000)	(1,000)	(81,000)	—	(82,000)
Net income	—	—	—	645,000	645,000
Balance at September 30, 2018	11,848,000	$118,000	$15,345,000	$354,000	$15,817,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2019	2018
Operating Activities:
Net income (loss)	$(2,562,000)	$993,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,192,000	860,000
Changes in allowance for doubtful accounts	1,000	(16,000)
Deferred income tax expense	(443,000)	(9,000)
Stock-based compensation expense	378,000	277,000
Changes in operating assets and liabilities:
Accounts receivable	2,324,000	586,000
Inventories	10,000	(22,000)
Income tax receivable	(2,000)	266,000
Prepaid expenses and other	(17,000)	80,000
Accounts payable	(1,039,000)	408,000
Accrued liabilities	(2,031,000)	253,000
Accrued income taxes	23,000	23,000
Deferred revenue	88,000	381,000
Net cash provided by (used in) operating activities	(2,078,000)	4,080,000

Investing Activities:
Purchases of property and equipment	(361,000)	(877,000)
Purchase of investments	(4,981,000)	—
Proceeds from sale of held to maturity investments	4,981,000	—
Net cash used in investing activities	(361,000)	(877,000)

Financing Activities:
Cash dividends paid ($0.70 per share)	(14,000)	(14,000)
Proceeds from issuance of common stock, net	108,000	49,000
Repurchase of common stock upon vesting of restricted
stock awards	(35,000)	(74,000)
Repurchase of common stock, net	—	(269,000)
Net cash provided by (used in) financing activities	59,000	(308,000)

Increase (decrease) in cash and cash equivalents	(2,380,000)	2,895,000

Cash and cash equivalents at beginning of period	10,160,000	4,695,000
Cash and cash equivalents at end of period	$7,780,000	$7,590,000

Supplemental disclosures for cash flow information:
Cash paid during the period for income taxes	$6,000	$84,000

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$96,000

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

Inventories. Inventories are primarily comprised of sign cards, hardware and roll stock. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method, and consisted of the following as of the dates indicated:

	September 30,	December 31,
	2019	2018
Raw materials	$56,000	$80,000
Work-in-process	25,000	12,000
Finished goods	262,000	261,000
	$343,000	$353,000

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	September 30,	December 31,
	2019	2018
Property and Equipment:
Production tooling, machinery and equipment	$3,728,000	$3,694,000
Office furniture and fixtures	385,000	385,000
Computer equipment and software	4,190,000	2,743,000
Leasehold improvements	577,000	577,000
Construction in-progress	—	1,179,000
	8,880,000	8,578,000
Accumulated depreciation and amortization	(6,051,000)	(5,310,000)
Net Property and Equipment	$2,829,000	$3,268,000

Depreciation expense was approximately $300,000 and $740,000 in the three and nine months ended September 30, 2019, respectively, and was $188,000 and $555,000 in the three and nine months ended September 30, 2018, respectively.

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

During the nine months ended September 30, 2019 and 2018, no stock awards were granted by the Company.

During the nine months ended September 30, 2019, no stock option awards were granted. During the nine months ended September 30, 2018, options to purchase up to 119,515 shares of common stock were granted to employees by the Company under the 2018 Equity Incentive Plan (the “2018 Plan”). The Company estimated the fair value of these awards using the following weighted average assumptions: expected life of 6.5 years, expected volatility of 51.21%, dividend yield of 0% and a risk-free rate interest rate of 2.80%.

During the nine months ended September 30, 2019, no restricted stock units were granted. During the nine months ended September 30, 2018, the Company issued a total of 297,515 restricted stock units to employees under the 2013 Omnibus Stock and Incentive Plan and the 2018 Plan, with each unit representing the right to receive one share of common stock. The shares underlying the awards were assigned values of $1.77 and $1.95 per share, which represent the closing prices of our common stock on the dates of grant. These awards are scheduled to vest over three years or four years with the first vesting scheduled to occur in year two.

In June 2019, non-employee directors received a total of 70,755 restricted stock units pursuant to the 2018 Plan, with each unit representing the right to receive one share of common stock. The shares underlying the awards were assigned a value of $1.06 per share, which was the closing price of our common stock on the date of grant, for a total value of $75,000, and are scheduled to vest the day immediately preceding the date of the 2020 annual meeting of shareholders. In July 2018, non-employee directors received a total of 46,152 restricted stock units pursuant to the 2018 Plan. The shares underlying the awards were assigned a value of $1.95 per share, which was the closing price of our common stock on the date of grant, for a total value of $90,000. The restricted stock units granted to directors in 2018 vested and settled into an equivalent number of shares of common stock on June 5, 2019, the day immediately preceding the date of our 2019 annual meeting of shareholders.

The Company estimated the fair value of stock-based awards granted during the nine months ended September 30, 2019 under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 year, expected volatility of 57%, dividend yield of 0% and risk-free interest rate of 2.60%.

Our non-employee directors are eligible to participate in our director deferred compensation plan, which allows a director to make voluntary deferrals of up to 100% of their annual cash retainers relating to board or committee chair service. During the nine months ended September 30, 2019, elected to defer a total of $46,000 in fees pursuant to the director referred compensation plan. During June 2019, the Company issued 8,370 shares of common stock in settlement of $9,000 of total deferred fees due to a non-employee director’s departure from the board.

Total stock-based compensation expense recorded for the three and nine months ended September 30, 2019 was $101,000 and $378,000, respectively, and for the three and nine months ended September 30, 2018 was $128,000 and $277,000, respectively.

Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.

Due to the net loss incurred during the three and nine months ended September 30, 2019 all outstanding stock options were anti-dilutive for that period. Options to purchase approximately 305,000 and 265,000 shares of common stock with a weighted average exercise price of $2.66 and $3.22, respectively, were outstanding at September 30, 2018 and were not included in the computation of common stock equivalents for the three and nine months ended September 30, 2018 because their exercise prices were higher than the average fair market value of the common stock during the reporting period.

Weighted average common shares outstanding for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Denominator for basic net income (loss) per share - weighted average shares	11,986,000	11,729,000	11,911,000	11,784,000
Effect of dilutive securities:
Stock options and restricted stock units	—	283,000	—	242,000
Denominator for diluted net income (loss) per share - weighted average shares	11,986,000	12,012,000	11,911,000	12,026,000

2.
Investments. As of September 30, 2019 the Company no longer carries any investments. Prior to September 30, 2019, the Company had invested its excess cash in debt securities, with an average maturity of approximately six months, and were classified as held to maturity within current assets in accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments – Debt and Equity Securities.”

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Services Revenues	Products Revenue	Total Revenue	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$3,401,000	$-	$3,401,000	$11,099,000	$-	$11,099,000
Products and services transferred at a point in time	999,000	$254,000	1,253,000	3,375,000	$1,162,000	4,537,000
Total	$4,400,000	$254,000	$4,654,000	$14,474,000	$1,162,000	$15,636,000

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	Services Revenues	Products Revenue	Total Revenue	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$8,016,000	$-	$8,016,000	$21,883,000	$-	$21,883,000
Products and services transferred at a point in time	1,053,000	$386,000	1,439,000	2,080,000	$1,156,000	3,236,000
Total	$9,069,000	$386,000	$9,455,000	$23,963,000	$1,156,000	$25,119,000

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

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2018	$302,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(302,000)
Cash received in advance and not recognized as revenue	390,000
Balance at September 30, 2019	$390,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of our performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. Of those contracts with an expected duration of greater than one year, we estimate that revenue of $631,000 and $2,000,000 related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019 will be recognized during the remainder of 2019 and in 2020, respectively.

4.
Selling Arrangement. In 2011, the Company paid to News America Marketing In-Store, L.L.C. (“News America Marketing”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America Marketing’s network of retailers as its exclusive agent. The $4,000,000 is being amortized over the 10-year term of the arrangement. Amortization expense was $150,000 and $450,000 in the three and nine months ended September 30, 2019. Amortization expense was $100,000 and $300,000 in the three and nine months ended September 30, 3018. Amortization expense is expected to be $600,000 in 2019, $262,000 in 2020 and $55,000 in the year ending December 31, 2021. The acceleration of amortization in 2019 is based on the anticipated recovery period over the remaining term of the contract due to the loss of a significant retailer which exited the Company’s retailer network in the first half of 2019 as a result of competitive pressures. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s balance sheet.

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

The cost components of our operating leases were as follows for the periods ended September 30, 2019:

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Corporate	Additional	Operating	Corporate	Additional	Operating
	Headquarters	Office Space	Leases	Headquarters	Office Space	Leases
Operating lease cost	$38,000	$-	$38,000	$113,000	$-	$113,000
Variable lease cost	26,000	-	26,000	80,000	-	80,000
Short-term lease cost	-	9,000	9,000	-	28,000	28,000
Total	$64,000	$9,000	$73,000	$193,000	$28,000	$221,000

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased corporate headquarters which are paid based on actual costs incurred by the lessor.

Maturities of our lease liabilities for our corporate headquarters operating lease were as follows as of September 30, 2019:

Maturity of Lease Liabilities	Operating Leases
2019	$54,000
2020	222,000
2021	57,000
Total lease payments	$333,000
Less: Interest	16,000
Present value of lease liabilities	$317,000

The remaining lease term as of September 30, 2019 was 1.5 years and the discount rate was 6%. The cash outflow for operating leases for the three and nine months ended September 30, 2019 was $55,000 and $163,000, respectively.

The following table presents future minimum lease payments for our operating leases at December 31, 2018 under ASC 840 and is being presented for comparative purposes:

2019	$217,000
2020	222,000
2021	57,000

Rent expense under these leases was approximately $70,000 and $205,000 for the three and nine months ended September 30, 2018, respectively.

6.
Income Taxes. For the three and nine months ended September 30, 2019, the Company recorded income tax benefit of $47,000 and $416,000, or 4.6% and 14.0% of loss before taxes, respectively. For the three and nine months ended September 30, 2018, the Company recorded income tax expense of $216,000 and $365,000, or 25.1% and 26.9% of income before taxes, respectively. The income tax benefit or expense for the three and nine months ended September 30, 2019 and 2018 is comprised of federal and state taxes. The primary differences between the Company’s September 30, 2019 and 2018 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment as well as for the three and nine months ended September 30, 2019 an increase in the Company’s valuation allowance against its deferred tax assets. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income or loss.

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of enacted tax laws. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustment to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. At September 30, 2019 and December 31, 2018, the Company had a valuation allowance of approximately $287,000 and $79,000, respectively, as a result of certain capital losses, credits and net operating losses carried forward which the Company does not believe are more likely than not to be realized.

As of September 30, 2019, and December 31, 2018, the Company had unrecognized tax benefits totaling $636,000 and $613,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $636,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest are not expected to change significantly in 2019.

7.
Concentrations. During the nine months ended September 30, 2019, two customers accounted for 15% and 12% respectively, of the Company’s total net sales. During the nine months ended September 30, 2018, two customers accounted for 24% and 22%, respectively, of the Company’s total net sales. At September 30, 2019, one customer represented 20% respectively, of the Company’s total accounts receivable. At December 31, 2018, two customers represented 31% and 16% of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of an additional significant customer could adversely affect operating results. Additionally, the loss of an additional major retailer from the Company’s retail network could further adversely affect operating results.

8.
Share Repurchases.  On April 5, 2018, the Board of Directors authorized the repurchase of up to $3,000,000 of the Company’s common stock on or before March 31, 2020. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares, and may be suspended at any time at the Company’s discretion. During the nine months ended September 30, 2019, there was no share repurchase activity under the plan. During the nine months ended September 30, 2018 the Company repurchased and retired approximately 148,000 shares, at a total cost of $269,000.

9.
Legal Proceedings.  On July 11, 2019, the Company brought suit against News Corporation, News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. (collectively, “News America”) in the U.S. District Court in Minnesota, alleging violations of federal and state antitrust and tortious interference laws by News America. The complaint alleges that News America has monopolized the relevant market through various wrongful acts designed to harm the Company, its last significant competitor, in the third-party in-store advertising and promotion products and services market. The suit seeks, among other relief, an injunction sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company.

In August 2019, News America filed an answer, which included a counterclaim against the Company alleging breach of the existing Settlement Agreement between the Company and News America and seeking recovery of amounts paid to the Company under that Agreement or enforcement of the agreement in a manner that could prevent certain of the Company’s initial claims. In October 2019, News America moved for a judgment on the pleadings and to dismiss Insignia’s complaint based on the Company’s alleged breach of the existing Settlement Agreement. Management believes that the counterclaim is without merit and the Company filed its response brief on November 11, 2019. The Company also moved to dismiss News’s counterclaim.

The Court has denied News America’s request to stay discovery and discovery has begun. A hearing on the parties’ motions is scheduled for December 17, 2019. Due to the early nature of these proceedings, we are unable to determine the likelihood of an unfavorable outcome or estimate any potential resulting liability at this time.

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

Company Overview

Insignia Systems, Inc. (referred to in this Quarterly Report on Form 10-Q as “we,” “us,” “our” or the “Company”) is a leading provider of in-store marketing and digital solutions to our partners and clients which consist of CPG manufacturers, retailers and marketing agencies. We believe our products and services are attractive to CPG manufacturers because of our speed to market, ability to customize advertising programs at store level and our deep industry knowledge. We have leaders and employees with extensive industry knowledge and direct experience working with CPG manufacturers and retailers. The Company provides advertising solutions to CPG manufacturers spanning from some of the largest multinationals to new and emerging brands.

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

Business Overview

Summary of Financial Results

For the quarter ended September 30, 2019, the Company generated revenues of $4,654,000, as compared with revenues of $9,455,000 for the quarter ended September 30, 2018. For the nine months ended September 30, 2019, the Company generated revenues of $15,636,000, as compared with revenues of $25,119,000 in the nine months ended September 30, 2018. Net loss for the quarter ended September 30, 2019 was $978,000, as compared to net income of $645,000 for the quarter ended September 30, 2018. Net loss for the nine months ended September 30, 2019 was $2,562,000, as compared to net income of $993,000 for the nine months ended September 30, 2018. Competitive pressure caused changes in our retail and CPG networks during 2019, including the exit of a significant retailer during the first half of 2019, and has adversely impacted our results compared to prior periods. We continue to expect ongoing competitive pressure to challenge our business results for the remainder of the year. However, we are pursuing a variety of efforts designed to drive innovation, client acquisitions and retailer expansions.

During the nine months ended September 30, 2019, cash and cash equivalents decreased $2,380,000 from $10,160,000 at December 31, 2018, to $7,780,000 at September 30, 2019. The Company had no long-term debt other than its lease obligations as of September 30, 2019.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Condensed Statements of Operations as a percentage of total net sales.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.1	62.3	79.8	63.0
Gross profit	19.9	37.7	20.2	37.0
Operating expenses:
Selling	12.3	9.6	12.8	10.1
Marketing	12.0	7.4	11.6	7.5
General and administrative	18.6	11.7	15.6	14.2
Total operating expenses	42.9	28.7	40.0	31.8
Operating income (loss)	(23.0)	9.0	(19.8)	5.2
Other income	1.0	0.1	0.8	0.2
Income (loss) before taxes	(22.0)	9.1	(19.0)	5.4
Income tax expense (benefit)	(1.0)	2.3	(2.6)	1.4
Net income (loss)	(21.0)%	6.8%	(16.4)%	4.0%

Three and Nine months Ended September 30, 2019 Compared to Three and Nine months Ended September 30, 2018

Net Sales. Net sales for the three months ended September 30, 2019 decreased 50.8% to $4,654,000 compared to $9,455,000 for the three months ended September 30, 2018. Net sales for the nine months ended September 30, 2019 decreased 37.8% to $15,636,000 compared to $25,119,000 for the nine months ended September 30, 2018.

Service revenues for the three months ended September 30, 2019 decreased 51.5% to $4,400,000 compared to $9,069,000 for the three months ended September 30, 2018. Service revenues for the nine months ended September 30, 2019 decreased 39.6% to $14,474,000 compared to $23,963,000 for the nine months ended September 30, 2018. The decreases were primarily due to 68.8% and 57.3% decreases in POPS solution revenue for the three and nine months ended September 30, 2019, respectively, partially offset by 12.6% and 44.7% increases in innovation solutions revenue for the three and nine months ended September 30, 2019, respectively. The decrease in POPS solution revenue was primarily due to decreases in the number of signs placed and average price per sign, which were due to the loss of a significant retailer and a significant CPG manufacturer both as a result of competitive pressures, and the completion of a non-recurring favorable CPG contract.

Product revenues for the three months ended September 30, 2019 decreased 34.2% to $254,000 compared to $386,000 for the three months ended September 30, 2018. The decrease was primarily due to lower sales of sign card supplies due to lower customer demand. Product revenues for the nine months ended September 30, 2019 increased 0.5% to $1,162,000 compared to $1,156,000 for the nine months ended September 30, 2018.

Gross Profit. Gross profit for the three months ended September 30, 2019 decreased 74.0% to $926,000 compared to $3,563,000 for the three months ended September 30, 2018. Gross profit as a percentage of total net sales decreased to 19.9% for the three months ended September 30, 2019 compared to 37.7% for the three months ended September 30, 2018. Gross profit for the nine months ended September 30, 2019 decreased 66.0% to $3,165,000 compared to $9,314,000 for the nine months ended September 30, 2018. Gross profit as a percentage of total net sales decreased to 20.2% for the nine months ended September 30, 2019 compared to 37.0% for the nine months ended September 30, 2018.

Service revenues. Gross profit from our service revenues for the three months ended September 30, 2019 decreased 74.7% to $886,000 compared to $3,500,000 for the three months ended September 30, 2018. The decrease in gross profit was primarily due to a decrease in POPS solution sales as our gross profit is highly dependent on sales levels due to the relatively fixed nature of a portion of our payments to retailers, combined with the decrease in average price per sign due to the completion of a non-recurring favorable contract, partially offset by an increase in revenue and gross profit from innovation solutions. Gross profit from our service revenues for the nine months ended September 30, 2019 decreased 67.4% to $2,942,000 compared to $9,026,000 for the nine months ended September 30, 2018. The decrease was primarily due to the factors described above.

The Company put into service the new IT operating infrastructure system in the second quarter of 2019, as a result, no additional development costs were incurred during the three months ended September 30, 2019 compared to approximately $166,000 for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the Company incurred costs of approximately $193,000 associated with the development of its new IT operating infrastructure compared to approximately $436,000 for the nine months ended September 30, 2018. Additional technology investments may be needed to support the Company’s new solution initiatives.

Gross profit as a percentage of service revenues for the three months ended September 30, 2019 decreased to 20.1% compared to 38.6% for the three months ended September 30, 2018. Gross profit as a percentage of service revenues for the nine months ended September 30, 2019 decreased to 20.3% compared to 37.7% for the nine months ended September 30, 2018. The decreases for both periods were primarily due to the factors described above.

Product revenues. Gross profit from our product revenues for the three months ended September 30, 2019 decreased 36.5% to $40,000 compared to $63,000 for the three months ended September 30, 2018. The decrease was primarily due to increased production related costs and product mix. Gross profit from our product revenues for the nine months ended September 30, 2019 decreased 22.6% to $223,000 compared to $288,000 for the nine months ended September 30, 2018. The decrease was primarily due to the factors described above.

Gross profit as a percentage of product revenues decreased to 15.7% for the three months ended September 30, 2019 compared to 16.3% for the three months ended September 30, 2018. Gross profit as a percentage of product revenues was 19.2% for the nine months ended September 30, 2019 compared to 24.9% for the nine months ended September 30, 2018.

Operating Expenses

Selling. Selling expenses for the three months ended September 30, 2019 decreased 36.9% to $573,000 compared to $908,000 for the three months ended September 30, 2018. Selling expenses for the nine months ended September 30, 2019 decreased 20.8% to $2,004,000 compared to $2,530,000 for the nine months ended September 30, 2018. The decreases for both periods were primarily due to reduced variable staff related expenses.

Selling expenses as a percentage of total net sales increased to 12.3% for the three months ended September 30, 2019 compared to 9.6% for the three months ended September 30, 2018. Selling expenses as a percentage of net sales increased to 12.8% for the nine months ended September 30, 2019 compared to 10.1% for the nine months ended September 30, 2018. The increases for both periods were primarily due to decreased sales, partially offset by the reduced variable staff related expenses.

Marketing. Marketing expenses for the three months ended September 30, 2019 decreased 20.5% to $559,000 compared to $703,000 for the three months ended September 30, 2018. Marketing expense for the nine months ended September 30, 2019 decreased 3.4% to $1,809,000 compared to $1,873,000 for the nine months ended September 30, 2018. The decreases for both periods were primarily the result of decreased staffing and variable staff related expenses, partially offset by increased consulting expenses.

Marketing expenses as a percentage of total net sales increased to 12.0% for the three months ended September 30, 2019 compared to 7.4% for the three months ended September 30, 2018. Marketing expenses as a percentage of net sales increased to 11.6% for the nine months ended September 30, 2019 compared to 7.5% for the nine months ended September 30, 2018. The increases for both periods were primarily due to decreased sales and consulting expenses, partially offset by the decreased staffing and variable staff related expenses.

General and administrative. General and administrative expenses for the three months ended September 30, 2019 decreased 21.8% to $865,000 compared to $1,106,000 for the three months ended September 30, 2018. The decrease was primarily due to reduced variable staff related expenses. General and administrative expenses for the nine months ended September 30, 2019 decreased 31.8% to $2,443,000 compared to $3,580,000 for the nine months ended September 30, 2018. The decrease of $1,137,000 includes $460,000 of expense during the nine months ended September 30, 2018 related to the negotiation and satisfaction of obligations under the May 2018 Cooperation Agreement. The remainder of the decrease was primarily due to variable staff related expenses.

General and administrative expenses as a percentage of total net sales increased to 18.6% for the three months ended September 30, 2019 compared to 11.7% for the three months ended September 30, 2018. The increase was primarily due to decreased sales, partially offset by the reduced variable staff related expenses. General and administrative expenses as a percentage of net sales increased to 15.6% for the nine months ended September 30, 2019 compared to 14.2% for the nine months ended September 30, 2018. The increase was primarily due to decreased sales, partially offset by the May 2018 Cooperation Agreement, as described above and also due to the reduced variable staff related expenses.

Other Income. Other income for the three months ended September 30, 2019 increased to $46,000 compared to $15,000 for the three months ended September 30, 2018. Other income for the nine months ended September 30, 2019 was $113,000 compared to $27,000 for the nine months ended September 30, 2018. The increase is due to interest generated from held to maturity investments.

Income Taxes.  For the three and nine months ended September 30, 2019, the Company recorded income tax benefit of $47,000 and $416,000, or 4.6% and 14.0% of loss before taxes, respectively. For the three and nine months ended September 30, 2018, the Company recorded income tax expense of $216,000 and $365,000, or 25.1% and 26.9% of income before taxes, respectively. The income tax benefit or expense for the three and nine months ended September 30, 2019 and 2018 is comprised of federal and state taxes. The primary differences between the Company’s September 30, 2019 and 2018 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment as well as for the three and nine months ended September 30, 2019, an increase in the Company’s valuation allowance against its deferred tax assets. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income or loss.

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

As a result of the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of its deferred tax assets have become unfavorable. Management has considered positive and negative evidence for the potential utilization of the deferred tax assets and has concluded that it is more likely than not that the Company will not realize the full amount of its net deferred tax assets. At September 30, 2019 and December 31, 2018, the Company had a valuation allowance of approximately $287,000 and $79,000, respectively, as a result of certain capital losses, credits carried forward and net operating losses carried forward which the Company does not believe are more likely than not to be realized. During the three months ended September 30, 2019, the Company recorded an increase of approximately $188,000 in its valuation allowance against its deferred tax assets.

Net Income (Loss). For the reasons stated above, net loss for the three and nine months ended September 30, 2019 was $978,000 and $2,562,000, respectively, compared to net income of $645,000 and $993,000, respectively, for the three and nine months ending September 30, 2018.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At September 30, 2019, working capital was $11,453,000 (defined as current assets less current liabilities) compared to $13,351,000 at December 31, 2018. During the nine months ended September 30, 2019, cash and cash equivalents decreased $2,380,000 from $10,160,000 at December 31, 2018, to $7,780,000 at September 30, 2019.

Operating Activities. Net cash used by operating activities during the nine months ended September 30, 2019, was $2,078,000. Net loss of $2,562,000, plus non-cash adjustments of $1,128,000, less changes in operating assets and liabilities of $644,000 resulted in the $2,078,000 of cash used by operating activities. The largest component of the change in operating assets and liabilities was accounts receivable which decreased $2,324,000 from December 31, 2018, which is expected to fluctuate based on normal business conditions, and partially reflects lower sales in the quarter. The non-cash adjustments consisted of depreciation and amortization expense, changes in allowance for doubtful accounts, deferred income tax benefit, and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2019 was $361,000. This was primarily related to investing in the IT operating infrastructure project, which consisted of hardware, purchased software and capitalization of costs for internally developed software.

Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2019 was $59,000, which primarily related to proceeds received from issuance of common stock under the employee stock purchase plan.

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

(b) Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 11, 2019, the Company brought suit against News Corporation, News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. (collectively, “News America”) in the U.S. District Court in Minnesota, alleging violations of federal and state antitrust and tortious interference laws by News America. The complaint alleges that News America has monopolized the relevant market through various wrongful acts designed to harm the Company, its last significant competitor, in the third-party in-store advertising and promotion products and services market. The suit seeks, among other relief, an injunction sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to the Company.

In August 2019, News America filed an answer, which included a counterclaim against the Company alleging breach of the existing Settlement Agreement between the Company and News America and seeking recovery of amounts paid to the Company under that Agreement or enforcement of the agreement in a manner that could prevent certain of the Company’s initial claims.  In October 2019, News America moved for a judgment on the pleadings and to dismiss Insignia’s complaint based on the Company’s alleged breach of the existing Settlement Agreement. Management believes that the counterclaim is without merit and the Company filed its response brief on November 11, 2019. The Company also moved to dismiss News’s counterclaim.

The Court has denied News America’s request to stay discovery and discovery has begun. A hearing on the parties’ motions is scheduled for December 17, 2019. Due to the early nature of these proceedings, we are unable to determine the likelihood of an unfavorable outcome or estimate any potential resulting liability at this time.

Such litigation may be costly and the amount of legal expense that will be incurred in connection with the foregoing legal proceedings may be significant through the remainder of 2019 and beyond. During the quarter ended September 30, 2019, the Company incurred nominal legal expense related to the litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2018, the Board of Directors authorized the repurchase of up to $3,000,000 of the Company’s common stock on or before June 30, 2020. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares and may be suspended at any time at the Company’s discretion. During the three months ended September 30, 2019, there was no share repurchase activity under the plan.

Our share repurchase activity for the three months ended September 30, 2019, was as follows:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1–31, 2019	—	—	—	$2,702,000
August 1–31, 2019	—	—	—	$2,702,000
September 1–30, 2019	11,859(a)	$1.04	—	$2,702,000
Total	11,859	$1.04

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

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Financial Statements.
Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.
(Registrant)

Dated: November 13, 2019	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant)

Dated: November 13, 2019	/s/ Jeffrey A. Jagerson
Jeffrey A. Jagerson
Chief Financial Officer and Treasurer
(principal financial and accounting officer)