Form 10-K
period 2019-12-31
INSIGNIA SYSTEMS INC/MN
filed 2020-03-10
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019	Commission File Number 1-13471

INSIGNIA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019) was approximately $6,744,000 based upon the price of the registrant’s Common Stock on such date.

Number of shares outstanding of Common Stock, $.01 par value, as of March 9, 2020 was 12,106,689.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I.

Item 1. Business

General

Insignia Systems, Inc. (“Insignia,” “we,” “us,” “our” and the “Company”) was incorporated in Minnesota in 1990. We are a leading provider of in-store and digital advertising solutions to consumer-packaged goods (“CPG”) manufacturers, retailers, shopper marketing agencies and brokerages. We believe our products and services are attractive to our customers because of our speed to market, ability to customize our solutions down to store level and the results our solutions deliver. Our leadership and employees have extensive industry knowledge, including direct experience through former positions at CPG manufacturers and retailers. We provide marketing solutions to CPG manufacturers spanning from some of the largest multinationals to new and emerging brands.

Our relationships with retailers are forged through our retailer-centric mindset, ability to create solutions specific to their objectives to achieve overall executional excellence and incremental revenue lift, and ability to integrate both retailer and CPG manufacturer messaging into our solutions. During 2019, our in-store solutions executed programs in retailers spanning from some of the largest national retailers to regional US wholesalers and independents who are leaders in their respective channels and geographies.

Our relationships with shopper marketing agencies and brokerages continue to grow through our agility, responsiveness, custom production and execution capabilities, and our overall customer service in responding to their needs.

Our primary solution has been the Point-Of-Purchase Services (POPS®). The Insignia POPS solution is a national, account-specific, shelf-edge advertising and promotion tactic. External and internal testing has validated the solution can deliver incremental sales for the featured brand. Participation in the POPS solution allows CPG manufacturers to deliver vital product information to consumers at the point-of-purchase, and to leverage the local retailer brand and store-specific prices to provide an innovative “call to action” that draws attention to the featured brand and triggers a purchase decision. CPG manufacturers benefit from our nimble operational capabilities, which include short lead times, in-house graphic design capabilities and post-program analytics.

Over the past couple years, we have developed and now offer on-pack, merchandising and digital solutions in addition to our core business of in-store signage solutions. Our expanded portfolio allows us to more completely meet the needs of CPG manufacturers, retailers and their agents as their business strategies evolve behind an ever-changing retail landscape.

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

Industry and Market Background

Our industry is rapidly evolving in several ways:

(1)
Brand loyalty: consumer brand loyalty is shifting from established CPG manufacturers to emerging brands, who often have distribution outside our traditional syndicated in-store network and are looking for solutions to help them be discovered.

(2)
Retailer fragmentation: consumer habits are driving retailer fragmentation, including the growth of e-commerce and surrogate shoppers, as a result CPG manufacturers are diversifying their marketing dollars across an omnichannel environment.

(3)
Financial justification: CPG manufacturers are increasingly focused on top and bottom-line financial metrics, which drives increased pressure to generate positive advertising return on investments and by working with companies that can execute programs.

(4)
Competition shift: Digital advertising spend is reducing spend on traditional media, including in-store advertising, driving increased competition from direct competitors, retailer led marketing programs, and digital media companies.

Despite rapid growth in e-commerce, both retailers and CPG manufacturers are actively seeking to grow their brands in physical stores. On the retail side, many of the top US retailers have either opened new stores, introduced new formats or invested heavily in major store renovations. As a result, retailers are actively seeking solutions that can help drive traffic into the store. Retailers are seeking companies with our capabilities and experience to help build in-store solutions that inspire, educate and ultimately convert active shoppers while they are shopping. Retailers are continuing to seek ways to connect their online strategies with their in-store strategies to build shopper loyalty and to develop solutions to enhance the shopper’s in-store experience. On the CPG manufacturer side, brand consolidation, shrinking advertising budgets and overall commodity uncertainties continue to place significant pressure on our industry. We have observed that CPG manufacturers are increasingly looking for opportunities to reinforce their brand equity as close as possible to the point of purchase or to expand the number of locations where they are offered in store to ensure they are selected over competition. We believe emerging brands are looking for ways to get discovered and tell shoppers their story. These trends along with new developments in shopper analytics are opening opportunities for innovative companies to develop new products and new ways of helping retailers and brands connect with shoppers. We are is usually engaged as part of an overall, mixed-media, brand marketing campaign.

Product Solutions

Since the Company’s inception in 1990, we have worked closely with CPG manufacturers and retailers to understand their evolving needs and introduce solutions that help them achieve their business strategies. Over most of the past decade, our core product has been in-store signage solutions, namely the Insignia Point-of Purchase Services (POPS®). Over the past several years, we have significantly expanded our offered solutions to develop a portfolio designed to more holistically meet the needs of our clients and partners. For example, our in-store signage solutions represented approximately 68% of our total net sales for 2019, compared to 83% of our total net sales in 2018.

1.
Our In-Store Signage Solutions, which include POPS signs, help brands achieve a variety of objectives that include awareness and sales lift. The in-store signage solutions are placed perpendicular to the shelf and are designed to attract the attention of the shopper even before they arrive in front of the shelf to consider the purchase of a product. Our POPS signs offer attractive equity and engaging creative along with our unique ability to include retailer logo and price helps convert the shopper from considering a product into purchasing the product.

●
Primarily as a result of a settlement with our primary competitor, we offer the only in-store signage solution in the U.S. that can present store-level pricing in conjunction with CPG manufacturer and retailer brand messaging. Our customers typically average a 3:1 return on investment with our in-store POPS signage solution driven by the power of retailer endorsement and price inclusion on the signs.

●
CPG manufacturers pay marketing program rates based upon the directed number of cycles and retailer/store count. We collect and organize data from the CPG manufacturers and participating retailers, design and print the signage, and deliver signage to specified retailers. Depending on the agreement with the retailer, either a third-party professional installer or store personnel use placement instructions to install the signage at the shelf.

2.
Our Merchandising Solutions are designed to help brands get discovered, build awareness and drive impulse purchases via a secondary or often permanent placement of their products. Our merchandising solutions include a variety of creative corrugate displays, side caps, free standing shippers and full customized end-cap solutions that brands leverage to grow their sales.

3.
Our On-Pack Solutions appear on the individual product package and are designed to drive awareness, impulse purchases and capture market share within a very short period. On-pack solutions include BoxTalkTM, coupons, recipes, and cross-promotions.

4.
Our Digital Solutions consist of mobile programmatic advertising. Most CPG manufacturers are relying on digital advertising for promoting their products to consumers. We have invested behind our proprietary targeting process, that brings product, store and shopper data together to identify consumers with the strongest propensity to buy. Our innovative targeting approach allows brands to cast a wider net in identifying potential buyers of their product by focusing on relevant attributes for a specific brand. As part of an integrated marketing plan, we can develop and execute digital advertising and in-store marketing in cadence with brand plans and expectations.

5.
Our Custom Print Solutions offer small- and large-format print solutions, labels and cardstock, primarily to retailers. These solutions help our customers increase awareness of store events and other marketing programs.

Marketing and Sales

Our highly skilled direct sales and marketing teams are a major asset for the organization with their deep knowledge of CPG manufacturers and retailers. Our sales organization is split into two separate groups:

1.
Sales to CPG manufacturers. This group is dedicated to understanding the challenges faced by both large established brands and small emerging brands and developing solutions that address their needs.

2.
Sales to retailers. This group is responsible for understanding each retailer’s unique needs and build solutions to address them.

Our marketing is focused on the following:

●
Increasing awareness of our corporate brand;

●
Analyzing the effectiveness of executed offerings; and

●
Developing and commercializing new and existing solutions.

Our in-store signage solutions are available for sale into a network of retailers that is managed and maintained through direct relationships and supplemented through a contract with News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. for our POPS signs, or can be sold to certain retailers in the Mass Merchant Channel, which is not currently a part of our syndicated network.

During each of the last two most recently completed fiscal years, foreign sales accounted for less than 1% of total net sales each year. We expect sales to foreign distributors will remain less than 1% of total net sales in 2020.

Competition

We face increasingly intense competition for the marketing expenditures of CPG manufacturers for in-store signage. We have observed increased competition in growing and maintaining our network of retailers into which we are authorized to sell solutions as competitors continue to purchase new or extend exclusive arrangements with retailers for that purpose. We are party to an agreement with News America that entitles us to opportunities to sell signs with price in specific parts of News America’s retail network through February 2021, but we have experienced limited success gaining additional access to News America’s retail network. We are currently party to legal proceedings involving News Corporation, News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. (collectively, “News America”). The lawsuit is described further in Item 3 of Part I of this report.

Our solutions are also subject to increasing pressures from alternatives to traditional in-store signage, including digital and merchandising solutions offered by competitors including Vestcom, Menasha, West Rock, Valassis Digital and Quotient.

We believe our primary competitive strengths include:

●
Solutions across our portfolio focused on driving conversion and overall positive return on investment;

●
Broad client-base of CPG manufacturers inclusive of large Fortune 500 companies, small regionals and emerging start-ups;

●
Managing and providing turn-key access to a national network of retailers in support of objectives listed above; including smaller regional or independent retailers, which tend to be under-served by our competitors and difficult to aggregate at the national level;

●
Variable messaging capabilities including the ability to execute store specific solutions; and

●
Our speed to market on program execution.

Intellectual Property: Patents and Trademarks

The Company has developed and uses a number of trademarks, service marks, slogans, logos and other commercial symbols to advertise and sell its products. The Company owns U.S. registered trademarks for Insignia POPS®, Insignia POPSign®, Insignia ShelfPOPS®, Stylus®, freshADSsm, Impulse®, DuraSign®, I-Care®, Color POPSign®, BannerPOPS®, BrandPOPS®, EquityPOPS®, ShapePOPS®, and BoxtalkTM. Certain employees are required to enter into nondisclosure and invention assignment agreements. Customers, vendors and other third parties also must agree to nondisclosure restrictions to prevent unauthorized disclosure of the Company’s trade secrets or other confidential or proprietary information.

Service and Solution Development

New services, solutions and enhancements to existing offerings are developed either internally or externally and may include proprietary data management, operations systems, and design guidance. Over the past several years, we have significantly expanded our offered solutions and have developed a portfolio designed to more holistically meet the needs of our clients and partners.

Business Plan

Our strategic plan, seeks to differentiate Insignia from our competition, situate Insignia for growth within our industry and better insulate Insignia to competitive response through our overall portfolio diversification. The strategic plan consists of:

1.
Build the Base. Increase the salability of our syndicated retail network.

2.
Change the Game. Focus on continuing to drive growth with our expanded in-store solutions and leveraging retailer specific offerings with the goal of creating a meaningful point-of-difference for our organization in the industry.

3.
Capture new Brand Dollars. Expand beyond the store with our new mobile programmatic solution and proprietary targeting process.

4.
Create Advocates. Continue to create scale and growth with existing and new alliances, and partnerships.

5.
Invest in our Future. Continue to recruit and retain top talent, invest in training and development and strengthening our capabilities.

Our strategic plan acknowledges the challenges we face within our industry, given the rapid evolution of change, we continue to be faced with risk of short-to-intermediate term volatility in our operating and financial performance.

Customers

We are a leading provider of in-store and digital advertising solutions to consumer-packaged goods (“CPG”) manufacturers, retailers, shopper marketing agencies and brokerages. These solutions help brands and retailers connect, engage and build better relationships with their consumers to increase awareness, trial, sales and loyalty. Many of these CPG manufacturers are fast moving brands with products that would be found in grocery, mass and drug channels.

During 2019, two CPG manufacturers accounted for 13% and 12%, respectively, of our total net sales. During 2018, two CPG manufacturers accounted for 24% and 20%, respectively, of our total net sales. At December 31, 2019, four CPG manufacturers represented 17%, 12%, 12% and 10% of the Company’s total accounts receivable, respectively. At December 31, 2018, two CPG manufacturers represented 31% and 16% of the Company’s total accounts receivable, respectively.

Our sales historically have fluctuated from period to period, primarily because of;

●
CPG manufacturer determinations to purchase solutions from us versus competitor solutions;
●
Promotional timing and new product launches by CPG manufacturers;
●
Underlying performance and quality of featured products promoted by CPG manufacturers;
●
CPG manufacturer budget fluctuations and amounts allocated to in-store tactics vs. other tactics;
●
Quantity and quality of retailer locations into which we are authorized to sell in-store solutions;
●
New solution acceptance by CPG manufacturers and retailers; and
●
Changes in the salability and breadth of our retailer network.

Environmental Matters

We believe our operations are in compliance with all applicable environmental regulations within the jurisdictions in which we operate. The costs and effects of compliance with these regulations have not been, and are not expected to become, material.

Employees

As of March 9, 2020, the Company had 54 employees, including 52 full-time employees and two part-time employees. We believe relations with our employees are good.

Segment Reporting

The Company operates in a single reportable segment.

Item 1A. Risk Factors

Our business is subject to many risks. The following are significant factors known to us that could materially adversely affect our business, reputation, operating results, industry, financial position, or future financial performance.

We Face Significant Competition

We face significant competition from News America, the primary provider of at-shelf advertising and promotional signage for a significant majority of retailers. Despite our status as exclusive agent for selling signs with price into the News America network, we continue to compete for advertising dollars with News America’s other at-shelf advertising and promotional signage offerings. News America has significantly greater market presence and financial resources that can be used to market their products and purchase exclusive access to retailers and CPG manufacturers. Should our competition succeed in obtaining more of the at-shelf advertising business from our current CPG manufacturers, develop or extend exclusive relationships with our current retailers, our revenues and related operations would be adversely affected.

We also compete against other providers of advertising, marketing and merchandising products and services, and providers of point-of-purchase and other in-store solutions, as well as other marketing products and services. Competition is based on, among other things, rates, availability of markets, quality of products and services provided and their effectiveness, store coverage and other factors. The increasing popularity of digital media among consumers is driving a corresponding shift in advertising from traditional in-store tactics to digital. The development of new devices and technologies, as well as higher consumer engagement with other forms of digital media such as online and mobile social networking, are increasing the number of media choices and formats available to audiences, resulting in audience fragmentation and increased competition for advertising. The range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for in-store advertising. As a result, increasing consumer reliance on mobile devices may add additional pricing pressure, which would have an adverse effect on sales and our financial results.

Our Results Are Dependent on Our CPG Manufacturing Partners’ Continued Use of Our POPS Solution

Our financial results have been historically dependent on the success of our Insignia POPS point-of-purchase in-store signage solution, which is purchased primarily by CPG manufacturers. Our POPS solution represented approximately 54% of our total net sales in 2019. We also continue to have a concentrated CPG customer base for our POPS solution. Our top two CPG customers together accounted for approximately 25% of our total net sales in 2019.

During late 2018, we saw changes in the CPG manufacturers who participate in our solutions that have adversely impacted POPS sales, through CPG manufacturers both forgoing new contracts and reducing forward participation. We also have seen increased competitive activities that are expected to lead to further decreases in POPS sales. In addition, volatility in CPG manufacturer spend has resulted from shrinking advertising budgets, expanded product solutions, and increased competition.

Should changes in economic conditions result in reductions in advertising and promotional expenditures by CPG manufacturers that lead to a slower rate of growth or a decrease in spending for the in-store advertising services we offer or we are unable to acquire business from new CPG manufacturers or should any one of the manufacturers who account for a significant amount of our POPS revenues terminate or reduce its participation in the POPS solution or a significant change in our retailer network our business and results of operations would be adversely affected due to our heavy dependence on this solution.

The Viability of Our In-Store Signage Solutions and Our Results Are Dependent on Our Ongoing Business Relationships with Retailers

To execute our POPS solution, we have entered into arrangements with retailers that provide us with access to place signs on shelves in their stores for our CPG manufacturing customers. We have also accessed a portion of our retailer relationships through third parties. During 2019, our top three retailer relationships provided distribution for 17% of our total net sales.

As previously announced, a significant retailer exited our retailer network in the first half of 2019. The impacts of the loss of this retailer is reflected in our results for 2019. Our ability to sell our in-store solutions is substantially dependent on the quantity and quality of the retailer locations in our network. If we are unable secure new retailers that resonate with our CPGs, it would have a continuing adverse effect on sales of our in-store signage solutions and our financial results.

Our retailer contracts generally have terms of one to three years and we are negotiating the renewal of these contracts on an ongoing basis. The future renewal of these contracts on profitable terms is not free from doubt. For instance, some of our retailer contracts require us to guarantee minimum payments and we may be unable to profitably offer a guarantee at the level required by a retailer during renewal negotiations. Further decreases in the size or quality of our retail distribution network, including the loss of another significant retailer, would have an adverse effect on sales of our in-store signage solutions and our financial results.

Our In-Store Signage Solutions Are Dependent on The Success of Our Business Relationship with News America

Our results depend, in part, on the success of our sales and marketing efforts as News America’s exclusive agent for signs with price into the News America network of retailers and upon our ability to successfully sell solutions into this network. Notwithstanding the terms of our agreement with News America, our ability to sell and execute signs with price under that arrangement is substantially dependent on News America’s cooperation and we have not gained any additional access to News America’s retail network during 2019. Further, the agreement that provides for our exclusive agency for signs with price is scheduled to expire in February 2021. Disputes with News America regarding the operational aspects of that agreement or the termination or expiration of contracts relating to signs with price are likely to have an adverse effect on our results. For example, we are currently party to legal proceedings involving News America, which are described further in Item 3 of Part I of this report.

Our Growth Is Dependent on Our Ability to Successfully Develop and Introduce New Solution Offerings that Meet Client Demands

Our ability to retain, increase and engage our customers and to increase our revenues will depend partially on our ability to create successful new products and the ability to secure and maintain access to retailer locations that are appealing to CPG manufacturers. We may modify our existing products or develop and introduce new and unproven products, including acquired products. If new or enhanced products fail to engage consumers, we may fail to attract or retain customers or to generate sufficient revenues, margins, or other value to justify our investments and our business may be adversely affected. In the future, we may invest in new products and initiatives to generate revenue, but there is no guarantee these approaches will be successful or have the necessary scale to be profitable.

We Have Been, and Are, Party to Significant Litigation

We monitor the competitive practices of those in our industry for fairness which may lead to disputes that could have adverse effects on our Company or its business. We were involved in significant litigation with News America between 2003 and 2011. In 2011, we and News America entered into a Settlement Agreement to resolve the antitrust and false advertising lawsuit that had been outstanding for several years.

In July 2019, we brought suit against News America in the U.S. District Court in Minnesota, alleging violations of federal and state antitrust and tortious interference laws by News America. The complaint alleges that News America has monopolized the relevant market through various wrongful acts designed to harm the Company, its last significant competitor, in the third-party in-store advertising and promotion products and services market. The suit seeks, among other relief, an injunction sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to our Company. For further description of our legal proceedings, see Item 3 in Part I of this report.

We cannot be assured that we will succeed in asserting our claims or, if we are successful, that our recovery (if any) will be adequate to cover the damages incurred. It is also possible that we may be unsuccessful in defending against any counterclaims, that a judgement will not be entered against us or that reserves (if any) we may set aside will be adequate to cover any such judgments. In addition, we may incur significant expenses during the litigation while recovery is uncertain or pending.

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

Investment in Our Stock Could Result in Fluctuating Returns

During 2019, the sale prices of our common stock as reported by The Nasdaq Stock Market ranged from a low of $0.67 to a high of $1.68. We believe factors such as the fluctuations in our quarterly and annual operating results described above, the market’s acceptance of our services and products, the performance of our business relative to market expectations, as well as limited daily trading volume of our stock and general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies.

Nasdaq may Delist Our Common Stock, which Could Limit Your Ability to Make Transactions in Our Securities and Subject Our Common Stock to Additional Restrictions

On December 31, 2019, we received a letter from the Nasdaq Stock Market (“Nasdaq”) stating that the closing bid price of our company’s common stock was below the minimum bid price of $1.00 per share required by Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for at least 30 consecutive business days. In accordance with Listing Rule 5810(c)(3)(A), our Company has a compliance period of 180 days, or until June 29, 2020, to regain compliance with the Minimum Bid Price Requirement. In order to regain compliance, our common stock must maintain a consolidated bid price of $1.00 or greater for a minimum of ten consecutive business days during the compliance period.

If compliance with the Minimum Bid Price Requirement cannot be demonstrated by June 29, 2020, then our Company may be eligible for a second 180-day period to regain compliance. To be eligible, our Company will be required to meet continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (except the Minimum Bid Price Requirement) and we will need to provide Nasdaq with written notice of our intention to cure the deficiency during the second compliance period, which may take the form of a reverse stock split. If we do not regain compliance with the Minimum Bid Price Requirement prior to June 29, 2020 and are not eligible for the second compliance period, or if it appears to the Nasdaq staff that our Company will not be able to regain compliance, then our common stock will be subject to delisting. At such time, we may have an opportunity to appeal Nasdaq’s delisting determination.

The notice from Nasdaq has no immediate effect on the trading of our common stock and our common stock is expected to remain listed on Nasdaq during the compliance period(s).

If the bid price of our common stock fails to regain compliance it may be subject to delisting. Our common stock would likely then trade only in the over-the-counter market. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news for our Company.

We May be Impacted if Our Information Systems Are Attacked

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company has leased approximately 24,000 square feet of office and warehouse space in suburban Minneapolis, Minnesota, through March 31, 2021. We will be examining available options to meet our foreseeable needs.

Item 3. Legal Proceedings

In July 2019, we brought suit against News America in the U.S. District Court in Minnesota, alleging violations of federal and state antitrust and tort laws by News America. The complaint alleges that News America has monopolized the national market for third-party in-store advertising and promotion products and services through various wrongful acts designed to harm the Company, its last significant competitor. The suit seeks, among other relief, an injunction sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to our Company.

In August 2019, News America filed an answer and counterclaim. In October 2019, News America moved for a judgment on the pleadings. Management believes that the counterclaim is without merit, and we filed a response brief on November 11, 2019. We also moved to dismiss the counterclaim against us. The Court heard oral arguments from both parties on January 14, 2020, and a decision is outstanding.

Discovery is underway and trial has been scheduled for June 2021. Due to the early nature of these proceedings, we are unable to determine the likelihood of an unfavorable outcome or estimate any potential resulting liability at this time.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol ISIG.

As of March 9, 2020, the Company had one class of Common Stock held by approximately 111 holders of record.

Dividends

The Company has not historically paid dividends, other than two one-time special dividends declared in 2011 and 2016, respectively. The Board of Directors intends to retain earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

Share Repurchase Program

On April 5, 2018, the Board of Directors authorized the repurchase of up to $3,000,000 of the Company’s common stock on or before March 31, 2020. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares and may be suspended at any time at the Company’s discretion. During the three months ended December 31, 2019, there was no share repurchase activity. As of December 31, 2019, $2,702,000 remained available for repurchase under the existing authorization.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the related notes included in this Annual Report on Form 10-K. This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in “Forward-Looking Statements” and elsewhere in this report.

Overview

We are a leading provider of in-store and digital advertising solutions to consumer-packaged goods (“CPG”) manufacturers, retailers, shopper marketing agencies and brokerages. We believe our products and services are attractive to our clients because of our speed to market, ability to customize our solutions down to store level and the results our solutions deliver. We have leaders and employees with extensive industry knowledge with direct experience in both CPG manufacturers and retailers. We provide marketing solutions to CPG manufacturers spanning from some of the largest multinationals to new and emerging brands.

We face increasingly intense competition for the marketing expenditures of CPG manufacturers for at-shelf advertising-related signage. We have observed increased competition in growing and maintaining our network of retailers into which we are authorized to sell solutions as competitors continue to purchase new or extend exclusive arrangements with retailers for that purpose. New product investments by large and emerging CPG manufacturers give us optimism that our product portfolio is relevant to our clients.

Over the past several years, we have significantly expanded our offered solutions and have developed a portfolio designed to more holistically meet the needs of our clients and partners which will diversify our portfolio. Our focus on portfolio diversification resulted in our 2019 Non-POPS revenue growing 53% versus full-year 2018. We remain committed to further refining and enhancing our solutions and broadening our retailer partnerships to support our CPG clients.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

For the Years Ended December 31	2019	2018
Net sales	100.0%	100.0%
Cost of sales	78.3	62.2
Gross profit	21.7	37.8
Operating expenses:
Selling	12.1	10.3
Marketing	10.9	8.0
General and administrative	15.1	14.0
Impairment loss	9.2	-
Total operating expenses	47.3	32.3
Operating income (loss)	(25.6)	5.5
Other income	0.6	0.2
Income (loss) before taxes	(25.0)	5.7
Income tax expense (benefit)	(2.1)	1.5
Net income (loss)	(22.9)%	4.2%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net Sales. Net sales for the year ended December 31, 2019 decreased 33.9% to $21,954,000, compared to $33,236,000 for the year ended December 31, 2018.

Service revenues for the year ended December 31, 2019 decreased 36.0% to $20,229,000, compared to $31,623,000 for the year ended December 31, 2018. The decrease was primarily due to a $14,330,000, or 54.8%, decrease in POPS solution revenue, partially offset by a $2,936,000, or 53.4%, increase in innovation solutions revenue. The decrease in POPS solution revenue was primarily due to decreases in the number of signs placed and average price per sign, which were due to the loss of a significant retailer and a significant CPG manufacturer both as a result of competitive pressures, and the completion of a non-recurring favorable CPG contract.

Product revenues for the year ended December 31, 2019 increased 6.9% to $1,725,000, compared to $1,613,000 for the year ended December 31, 2018. The increase was primarily due to higher sales of custom print solutions due to sales to new and existing customers.

Gross Profit. Gross profit for the year ended December 31, 2019 decreased 62.1% to $4,761,000, compared to $12,561,000 for the year ended December 31, 2018. Gross profit as a percentage of total net sales decreased to 21.7% for the year ended December 31, 2019, compared to 37.8% for the year ended December 31, 2018.

Gross profit from service revenues for the year ended December 31, 2019 decreased 63.2% to $4,473,000, compared to $12,156,000 for the year ended December 31, 2018. The decrease in gross profit was primarily due to a decrease in POPS solution sales as gross profit is highly dependent on sales levels due to the relatively fixed nature of a portion of payments to retailers, combined with the decrease in average price per sign due to the completion of a non-recurring favorable contract, and was partially offset by an increase in revenue and gross profit from sign solutions excluding POPS signage solution.

The Company put into service the new IT operating infrastructure system in the second quarter of 2019, as a result, the Company incurred costs of approximately $193,000 associated with the development of its new IT operating infrastructure during 2019 compared to approximately $553,000 for 2018. The Company will continue to enhance the implemented software solutions to further support new product solutions.

Gross profit as a percentage of service revenues decreased to 22.1% for the year ended December 31, 2019, compared to 38.4% for the year ended December 31, 2018. The decrease was primarily due to the factors described above.

Gross profit from our product sales for the year ended December 31, 2019 decreased 28.9% to $288,000, compared to $405,000 for the year ended December 31, 2018. Gross profit as a percentage of product sales decreased to 16.7% for 2019, compared to 25.1% for 2018. The decrease was primarily due to increased production related costs and product mix.

Operating Expenses

Selling. Selling expenses for the year ended December 31, 2019 decreased 22.5% to $2,658,000, compared to $3,429,000 for the year ended December 31, 2018, primarily due to reduced variable staff related expenses. Selling expenses as a percentage of total net sales increased to 12.1% in 2019, compared to 10.3% in 2018, primarily due to decreased sales, partially offset by the reduced variable staff related expenses.

Marketing. Marketing expenses for the year ended December 31, 2019 decreased 10.5% to $2,394,000, compared to $2,674,000 for the year ended December 31, 2018. The decrease was primarily the result of decreased staffing and variable staff related expenses, partially offset by increased consulting expenses. Marketing expenses as a percentage of total net sales increased to 10.9% in 2019, compared to 8.0% in 2018, primarily due to decreased sales, partially offset by the reduced variable staff related expenses.

General and Administrative. General and administrative expenses for the year ended December 31, 2019 decreased 28.1% to $3,324,000, compared to $4,626,000 for the year ended December 31, 2018. The decrease of $1,302,000 reflects the $460,000 of expenses in 2018 related to the negotiation and satisfaction of obligations under the Cooperation Agreement with Nick Swenson, Air T, Inc. and Groveland Capital LLC, dated May 17, 2018. The remainder of the decrease was primarily due to reductions in variable staff related expenses. General and administrative expenses as a percentage of total net sales increased to 15.1% in 2019, compared to 14.0% in 2018, primarily due to decreased sales, partially offset by items identified above.

Impairment Loss. Impairment loss for the year ended December 31, 2019 was $2,014,000 driven by a long-lived asset impairment charge which is described further in Item 8, footnote 1. There was no impairment loss during 2018.

Other Income. Other income for the year ended December 31, 2019 increased to $142,000, compared to $51,000 for the year ended December 31, 2018. The increase was due to interest generated from held to maturity investments for a portion of 2019 and money market funds.

Income Taxes. During the year ended December 31, 2019, the Company recorded an income tax benefit of $466,000, compared to an income tax expense of $484,000 for the year ended December 31, 2018. The effective tax rate was 8.5% and 25.7% for the years ended December 31, 2019 and 2018, respectively. The primary differences between the Company’s December 31, 2019 and 2018 effective tax rates and the statutory federal rates are expenses related to stock-based compensation in the amounts of $172,000 and $44,000, respectively, nondeductible meals and entertainment of $32,000 and $56,000, respectively, and a change in the Company’s valuation allowance against its deferred assets of $769,000 and ($29,000), respectively. The effective tax rate fluctuates between periods based on the level of permanent differences and other discrete items relative to the level of pre-tax income (loss) for the period.

Net Income (Loss). For the reasons stated above, the net loss for the year ended December 31, 2019 was $5,021,000 compared to a net income of $1,399,000 for the year ended December 31, 2018.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At December 31, 2019, working capital (current assets less current liabilities) was $11,395,000 compared to $13,351,000 at December 31, 2018. During the year ended December 31, 2019, cash and cash equivalents decreased $2,650,000 from $10,160,000 at December 31, 2018, to $7,510,000 at December 31, 2019.

Operating Activities: Net cash used in operating activities during the year ended December 31, 2019 was $2,311,000. Net loss of $5,021,000, plus non-cash adjustments of $3,622,000, less changes in operating assets and liabilities of $912,000 resulted in the $2,311,000 of cash used in operating activities. The non-cash adjustments consisted of depreciation and amortization expense, impairment loss, changes in allowance for doubtful accounts, deferred income tax benefit, and stock-based compensation expense. The largest components of the change in operating assets and liabilities were accrued liabilities, which decreased cash by $1,680,000, and accounts receivable, which increased cash by $1,161,000. In the normal course of business, accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities: Net cash used in investing activities during the year ended December 31, 2019 was $398,000, which was primarily related to investing in the IT operating infrastructure project, which consisted of hardware, purchased software and capitalization of costs for internally developed software. The Company does not have material property and equipment commitments in 2020.

Financing Activities: Net cash provided by financing activities during the year ended December 31, 2019 was $59,000, which primarily related to proceeds received from issuance of common stock under the employee stock purchase plan.

We believe that based upon current business conditions and plans, its existing cash balance and future cash generated from operations will be sufficient for our cash requirements for at least the next twelve months.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. The Company recognizes revenue from Insignia In-Store Signage Solutions ratably over the period of service, which is typically a two-to-four-week display cycle. The Company recognizes revenue related to custom print solutions and sign card sales at the time the products are shipped to customers. Revenue from innovation initiatives or other retailer approved promotional services and sign solutions is recognized with a mix of over-time and point in time recognition dependent on type of service performed. Revenue that has been billed and not yet recognized is reflected as deferred revenue on the Company’s balance sheet.

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

The Company identified indicators of impairment due to the current year operating loss, cash flows used in operations and the excess of the book value of the Company compared to its market capitalization, which became a significant difference during the last two months of 2019. Due to these indicators of impairment, the Company completed an impairment analysis on its long-lived assets by first reviewing the expected undiscounted cash flows compared to the carrying value over the primary asset’s remaining useful life to determine if further impairment testing was required. The Company prepared an undiscounted cash flow analysis related to its selling agreement which is a separate asset group and as the undiscounted cash flows exceeded the carrying value, no further impairment testing was required. For the property and equipment asset group, the undiscounted cash flows were less than carrying value and therefore, a fair value assessment was required to determine the amount of the impairment. Due to the nature of the primary asset (internally developed software), the most readily available fair market value related to the asset is the market capitalization of the Company which is considered a level 1 measurement (quoted market price). After allocating the Company’s market capitalization to its working capital, there was no remaining value to allocate to long-lived assets which included the internally developed software recently placed in service. The Company utilized other level 3 inputs to determine the fair value of other tangible long-lived assets, including appraised values of production tooling, machinery and equipment. As a result, the Company recorded a long-lived asset impairment charge totaling $2,014,000 during the 4th quarter 2019 which is described further in Item 8, footnote 1.

Income Taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria.

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

If factors change and the Company employs different assumptions in the valuation of grants in future periods, the compensation expense that the Company records may differ significantly from what it has recorded in the current period.

New Accounting Pronouncements

A description of new accounting pronouncements is contained in Note 1 of the Notes to Financial Statements.

Off-Balance Sheet Transactions

None.

Forward-Looking Statements

Statements in this report that are not statements of historical or current facts are considered forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “seeks,” “will,” “should” and similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on these or any forward-looking statements, which speak only as of the date of this report. Statements made in this report regarding, for instance, anticipated future growth, changes in composition of retailer and CPG manufacturer networks, innovation and transformation of the Company’s business, and the nature or impact of pending legal proceedings, are forward-looking statements. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes. As such, actual results may differ materially from the results or performance expressed or implied by such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in this report and additional risks, if any, identified in our Quarterly Reports on Form 10-Q and our Current Reports on Forms 8-K filed with the SEC. Such forward-looking statements should be read in conjunction with the Company's filings with the SEC. Insignia assumes no responsibility to update the forward-looking statements contained in this report or the reasons why actual results would differ from those anticipated in any such forward-looking statement, other than as required by law.

Our business faces significant risks, including the risks described above. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

The following are included on the pages indicated:

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Insignia Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Insignia Systems, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

March 10, 2020

Insignia Systems, Inc.
BALANCE SHEETS

As of December 31	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$7,510,000	$10,160,000
Accounts receivable, net	7,559,000	8,763,000
Inventories	322,000	353,000
Income tax receivable	126,000	127,000
Prepaid expenses and other	375,000	306,000
Total Current Assets	15,892,000	19,709,000

Other Assets:
Property and equipment, net	549,000	3,268,000
Operating lease right-of-use assets	177,000	-
Other, net	372,000	976,000

Total Assets	$16,990,000	$23,953,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable:
Other	3,036,000	3,334,000
Accrued liabilities:
Compensation	539,000	2,021,000
Other	570,000	701,000
Current portion of operating lease liabilities	212,000	-
Deferred revenue	140,000	302,000
Total Current Liabilities	4,497,000	6,358,000

Long-Term Liabilities:
Deferred tax liabilities	-	504,000
Accrued income taxes	643,000	613,000
Deferred rent	-	158,000
Operating lease liabilities	56,000	-
Total Long-Term Liabilities	699,000	1,275,000

Commitments and Contingencies

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 12,074,000 in 2019 and 11,840,000 in 2018	121,000	118,000
	15,934,000	15,442,000
Retained earnings (Accumulated deficit)	(4,261,000)	760,000
Total Shareholders' Equity	11,794,000	16,320,000

Total Liabilities and Shareholders' Equity	$16,990,000	$23,953,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS

Year Ended December 31	2019	2018
Services revenues	$20,229,000	$31,623,000
Products revenues	1,725,000	1,613,000
Total Net Sales	21,954,000	33,236,000

Cost of services	15,756,000	19,467,000
Cost of goods sold	1,437,000	1,208,000
Total Cost of Sales	17,193,000	20,675,000
Gross Profit	4,761,000	12,561,000

Operating Expenses:
Selling	2,658,000	3,429,000
Marketing	2,394,000	2,674,000
General and administrative	3,324,000	4,626,000
Impairment loss	2,014,000	-
Total Operating Expenses	10,390,000	10,729,000
Operating Income (Loss)	(5,629,000)	1,832,000

Other income	142,000	51,000
Income (Loss) Before Taxes	(5,487,000)	1,883,000

Income tax expense (benefit)	(466,000)	484,000
Net Income (Loss)	$(5,021,000)	$1,399,000

Net income (loss) per share:
Basic	$(0.42)	$0.12
Diluted	$(0.42)	$0.12

Shares used in calculation of net income (loss) per share:
Basic	11,941,000	11,776,000
Diluted	11,941,000	12,007,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Retained Earnings
	Shares	Amount	Capital	(Accumulated Deficit)	Total
Balance at January 1, 2018	11,914,000	$119,000	$15,361,000	$(639,000)	$14,841,000
Issuance of common stock, net	49,000	1,000	48,000	-	49,000
Repurchase of common stock, net	(164,000)	(2,000)	(296,000)	-	(298,000)
Repurchase of common stock upon vesting of restricted stock awards and vesting of restricted stock units, net	(22,000)	-	(81,000)	-	(81,000)
Value of stock-based compensation	-	-	410,000	-	410,000
Restricted stock award issuance	63,000	-	-	-	-
Net income	-	-	-	1,399,000	1,399,000

Balance at December 31, 2018	11,840,000	118,000	15,442,000	760,000	16,320,000
Issuance of common stock, net	107,000	1,000	107,000	-	108,000
Repurchase of common stock upon vesting of restricted stock units	(20,000)	2,000	(37,000)	-	(35,000)
Value of stock-based compensation	-	-	422,000	-	422,000
Restricted stock award issuance	147,000	-	-	-
Net loss	-	-	-	(5,021,000)	(5,021,000)
Balance at December 31, 2019	12,074,000	$121,000	$15,934,000	$(4,261,000)	$11,794,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS

Year Ended December 31	2019	2018
Operating activities:
Net income (loss)	$(5,021,000)	$1,399,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,647,000	1,167,000
Impairment loss	2,014,000	-
Changes in allowance for doubtful accounts	43,000	(191,000)
Deferred income tax expense (benefit)	(504,000)	259,000
Stock-based compensation	422,000	410,000
Gain on sale of property and equipment	-	(35,000)
Changes in operating assets and liabilities:
Accounts receivable	1,161,000	3,292,000
Inventories	31,000	(52,000)
Income tax receivable	1,000	233,000
Prepaid expenses and other	(69,000)	109,000
Accounts payable	(224,000)	95,000
Accrued liabilities	(1,680,000)	463,000
Accrued income taxes	30,000	32,000
Deferred revenue	(162,000)	(70,000)
Net cash provided by (used in) operating activities	(2,311,000)	7,111,000

Investing activities:
Purchases of property and equipment	(398,000)	(1,337,000)
Proceeds from sale of property and equipment	-	35,000
Purchase of held to maturity investments	(4,981,000)	-
Proceeds from sale of held to maturity investments	4,981,000	-
Net cash used in investing activities	(398,000)	(1,302,000)

Financing activities:
Cash dividends paid ($0.70 per share)	(14,000)	(14,000)
Proceeds from issuance of common stock, net	108,000	49,000
Repurchase of common stock upon vesting of restricted stock awards and vesting of restricted stock units	(35,000)	(81,000)
Repurchase of common stock, net	-	(298,000)
Net cash provided by (used in) financing activities	59,000	(344,000)

Increase (decrease) in cash and cash equivalents	(2,650,000)	5,465,000

Cash and cash equivalents at beginning of year	10,160,000	4,695,000
Cash and cash equivalents at end of year	$7,510,000	$10,160,000

Supplemental disclosures for cash flow information:
Cash paid (refunded) during the year for income taxes	$8,000	$(39,000)

Non-cash investing and financing activities:
Cash dividends declared included in accounts payable	$28,000	$42,000
Purchases of property and equipment included in accounts payable	$-	$60,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
Notes to Financial Statements

1.
Summary of Significant Accounting Policies.

Description of Business. Insignia (the “Company”) is a leading provider of in-store and digital advertising solutions to consumer-packaged goods (“CPG”) manufacturers, retailers, shopper marketing agencies and brokerages. The Company operates in a single reportable segment. The Company has leaders and employees with extensive industry knowledge with direct experience in both CPG manufacturers and retailers. The Company provides marketing solutions to CPG manufacturers spanning from some of the largest multinationals to new and emerging brands.

Revenue Recognition. The Company recognizes revenue from its in-store signage solutions ratably over the period of service. Other service revenue from innovation initiatives or other retailer approved promotional services and sign solutions is recognized with a mix of over-time and point in time recognition dependent on type of service performed. The Company recognizes revenue related to custom print solutions and sign card sales at the time the products are shipped to customers. Revenue that has been billed and not yet earned is reflected as deferred revenue on the balance sheet. The Company accounts for taxes collected for customers on a net basis.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2019 and 2018, $7,333,000 and $9,393,000 was invested in an insured sweep account and money market account, respectively. The balances in cash accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Amounts held in checking accounts and in insured cash sweep accounts during the years ended December 31, 2019 and 2018 were fully insured under the Federal Deposit Insurance Corporation.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2019	2018
Beginning balance	$22,000	$213,000
Bad debt provision	47,000	6,000
Accounts written-off	(4,000)	(197,000)
Ending balance	$65,000	$22,000

Inventories. Inventories are primarily comprised of sign cards and hardware. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method, and consists of the following:

December 31	2019	2018
Raw materials	$47,000	$80,000
Work-in-process	16,000	12,000
Finished goods	259,000	261,000
	$322,000	$353,000

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

Production tooling, machinery and equipment	1 - 6 years
Office furniture and fixtures	1 - 3 years
Computer equipment and software	3 - 5 years

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value.

A hierarchy for inputs used in measuring fair value is in place that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. The hierarchy is intended to maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that the most observable inputs be used when available.

The Company identified indicators of impairment due to the current year operating loss, cash flows used in operations and the excess of the book value of the Company compared to its market capitalization, which became a significant difference during the last two months of 2019. Due to these indicators of impairment, the Company completed an impairment analysis on its long-lived assets by first reviewing the expected undiscounted cash flows compared to the carrying value over the primary asset’s remaining useful life to determine if further impairment testing was required. The Company prepared an undiscounted cash flow analysis related to its selling agreement (see Note 3) which is a separate asset group and as the undiscounted cash flows exceeded the carrying value, no further impairment testing was required. For the property and equipment asset group, the undiscounted cash flows were less than carrying value and therefore, a fair value assessment was required to determine the amount of the impairment. Due to the nature of the primary asset (internally developed software), the most readily available fair market value related to the asset is the market capitalization of the Company which is considered a level 1 measurement (quoted market price). After allocating the Company’s market capitalization to its working capital, there was no remaining value to allocate to long-lived assets which included the internally developed software recently placed in service. The Company utilized other level 3 inputs to determine the fair value of other tangible long-lived assets, including appraised values of production tooling, machinery and equipment. As a result, the Company recorded a long-lived asset impairment charge totaling $2,014,000 during the 4th quarter 2019.

Property and Equipment, net:
Balance prior to impairment	$2,563,000
Impairment charge	(2,014,000)
Ending balance	$549,000

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

Advertising Costs. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $133,000 and $207,000 during the years ended December 31, 2019 and 2018, respectively.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the year.

Weighted average common shares outstanding for the years ended December 31, 2019 and 2018 were as follows:

Year ended December 31	2019	2018
Denominator for basic net income (loss) per share - weighted average shares	11,941,000	11,776,000
Effect of dilutive securities:
Stock options, restricted stock units and restricted stock awards	-	231,000
Denominator for diluted net income (loss) per share - weighted average shares	11,941,000	12,007,000

Due to the net loss incurred during the year ended December 31, 2019, all stock awards were anti-dilutive for the period. Options to purchase approximately 284,000 shares of common stock outstanding for the year ended December 31, 2018 were not included in the computation of common stock equivalents because their exercise prices were higher than the average fair market value of the common shares during the year. Restricted stock units of approximately 45,000 shares for the year ended December 31, 2018 were anti-dilutive due to the amount of weighted-average unrecognized compensation related to these grants.

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

2.
Investments. As of December 31, 2019, the Company did not have any investments. Prior to December 31, 2019, the Company had invested its excess cash in debt securities, with an average maturity of approximately six months, and were classified as held to maturity within current assets in accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments – Debt and Equity Securities.”

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following is a description of the Company’s performance obligations included in its primary revenue streams and the timing or method of revenue recognition for each:

In-Store Signage Solution Services. The Company’s primary source of revenue is from executing in-store advertising solutions and services primarily to CPG manufacturers. The Company provides a service of displaying promotional signs in close proximity to the manufacturer’s product in participating stores, which the Company maintains in two-to-four-week cycle increments.

Each of the individual activities under the Company’s services, including production activities, are inputs to an integrated sign display service. Customers receive and consume the benefits from the promotional displays over the duration of the contracted display cycle. Additionally, the display of the signs does not have an alternative use to the Company and the Company has an enforceable right to payment for services performed to date. As a result, the Company recognizes the transaction price for its POPS service performance obligations as revenue over time. Given the nature of the Company’s performance obligations is to provide a display service over the duration of a specified period or periods, the Company recognizes revenue on a straight-line basis over the display service period as it best reflects the timing of transfer of its POPS services.

Other Service Revenues. The Company also supplies CPG manufacturers with other retailer approved promotional services and sign solutions. These services are more customized than the POPS solutions program, consisting of variable durations and variable specifications. Due to the variable nature of these services, revenue recognition is a mix of amortized and point in time recognition.

Products.  The Company also sells custom print solutions directly to its customers. Each such product is a distinct performance obligation. Revenue is recognized at a point in time upon shipment, when control of the goods transfers to the customer.

Disaggregation of Revenue

In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

	Year ended December 31, 2019
	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$15,172,000	$-	$15,172,000
Products and services transferred at a point in time	5,057,000	1,725,000	6,782,000
Total	$20,229,000	$1,725,000	$21,954,000

	Year ended December 31, 2018
	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$28,598,000	$-	$28,598,000
Products and services transferred at a point in time	3,025,000	1,613,000	4,638,000
Total	$31,623,000	$1,613,000	$33,236,000

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

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2018	$302,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(302,000)
Cash received in advance and not recognized as revenue	140,000
Balance at December 31, 2019	$140,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of its performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. At December 31, 2019, there were no contracts with an expected duration of greater than one year.

4.
Selling Arrangement.  In 2011, the Company paid News America $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 is being amortized over the 10-year term of the arrangement. Amortization expense was $400,000 in the year ended December 31, 2018. Amortization expense was $600,000 in the year ended December 31, 2019. The acceleration of amortization in 2019 was based on the anticipated recovery period over the remaining term of the contract due to the loss of a significant retailer. Amortization expense is expected to be $262,000 in 2020 and $55,000 in the year ending December 31, 2021. The net carrying amount of the selling arrangement is recorded within other assets on the Company’s balance sheet. A summary of the carrying amount of this selling arrangement is as follows as of December 31:

	2019	2018
Gross cost	$4,000,000	$4,000,000
Accumulated amortization	(3,683,000)	(3,083,000)
Net carrying amount	$317,000	$917,000

5.
Property and Equipment. Property and equipment consists of the following at December 31:

Year ended December 31	2019	2018
Property and Equipment:
Production tooling, machinery and equipment	$3,685,000	$3,694,000
Office furniture and fixtures	393,000	385,000
Computer equipment and software	1,426,000	2,743,000
Leasehold improvements	-	577,000
Construction in-progress	-	1,179,000
	5,504,000	8,578,000
Accumulated depreciation and amortization	(4,955,000)	(5,310,000)
Net Property and Equipment	$549,000	$3,268,000

Depreciation expense for the years ended December 31, 2019 and 2018 was $1,044,000 and $761,000, respectively.

6.
Leases.

The Company leases space under a non-cancelable operating lease for its corporate headquarters. This lease has escalating lease terms and also includes a tenant incentive that was recorded at the time the lease was originally entered into. The lease does not contain contingent rent provisions. The Company also has a lease for additional office space under an operating lease. The lease for the Company’s corporate headquarters includes both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. The lease for the Company’s additional office space is non-cancelable with a lease term of less than one year and therefore, we have elected the practical expedient to exclude this short-term lease from the Company’s right-of-use assets and lease liabilities.

The Company’s leases include options to renew. The exercise of lease renewal options is at our sole discretion. Therefore, the renewals to extend the lease terms are not included in the Company’s right of use assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term.

We used the Company’s incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

The cost components of the Company’s operating leases were as follows for the period ended December 31, 2019:

	Year ended December 31, 2019
	Corporate	Additional	Operating
	Headquarters	Office Space	Leases
Operating lease cost	$150,000	$-	$150,000
Variable lease cost	106,000	-	106,000
Short-term lease cost	-	38,000	38,000
Total	$256,000	$38,000	$294,000

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased corporate headquarters which are paid based on actual costs incurred by the lessor.

Maturities of the Company’s lease liabilities for its corporate headquarters operating lease were as follows as of December 31, 2019:

Maturity of Lease Liabilities	Operating Leases
2020	$222,000
2021	57,000
Total lease payments	$279,000
Less: Interest	11,000
Present value of lease liabilities	$268,000

The remaining lease term as of December 31, 2019 was 1.25 years and the discount rate was 6%. The cash outflow for operating leases for the year ended December 31, 2019 was $217,000.

The following table presents future minimum lease payments for the Company’s operating leases at December 31, 2018 under ASC 840 and is being presented for comparative purposes:

2019	$217,000
2020	222,000
2021	57,000

Rent expense under these leases was approximately $184,000 for the year ended December 31, 2018.

7.
Commitments and Contingencies.

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for fixed or store-based payments rather than sign placement-based payments resulting in minimum commitments each year in order to maintain the agreements. During the years ended December 31, 2019 and 2018, the Company incurred $3,356,000 and $4,846,000 of costs related to fixed and store-based payments, respectively. The amounts are recorded in cost of services in the Company’s statements of operations.

Aggregate commitment amounts under agreements with retailers are approximately as follows for the years ending December 31:

2020	$2,534,000
2021	1,793,000
2022	518,000
2023	275,000

On an ongoing basis the Company negotiates renewals of various agreements with retailers, retailer contracts generally have terms of one to three years. To the extent contracts with existing retailers are renewed the annual commitment amounts for 2020 and thereafter are expected to be in excess of the amounts above.

Legal. The Company is subject to various legal matters in the normal course of business.

In July 2019, we brought suit against News America in the U.S. District Court in Minnesota, alleging violations of federal and state antitrust and tort laws by News America. The complaint alleges that News America has monopolized the national market for third-party in-store advertising and promotion products and services through various wrongful acts designed to harm the Company, its last significant competitor. The suit seeks, among other relief, an injunction sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to our Company.

In August 2019, News America filed an answer and counterclaim. In October 2019, News America moved for a judgment on the pleadings. Management believes that the counterclaim is without merit, and we filed a response brief on November 11, 2019. We also moved to dismiss the counterclaim against us. The Court heard oral arguments from both parties on January 14, 2020, and a decision is outstanding.

Discovery is underway and trial has been scheduled for June 2021. Due to the early nature of these proceedings, we are unable to determine the likelihood of an unfavorable outcome or estimate any potential resulting liability at this time.

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

The following table summarizes the stock-based compensation expense that was recognized in the Company’s statements of operations for the years ended December 31, 2019 and 2018:

Year ended December 31	2019	2018
Cost of sales	$14,000	$11,000
Selling	121,000	102,000
Marketing	12,000	71,000
General and administrative	275,000	226,000
	$422,000	$410,000

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

2018
Stock Options:
Expected life (years)	6.5
Expected volatility	51%
Dividend yield	0%
Risk-free interest rate	2.8%

	2019	2018
Stock Purchase Plan Options:
Expected life (years)	1.0	1.0
Expected volatility	57%	66%
Dividend yield	0%	0%
Risk-free interest rate	2.6%	1.8%

There were no options granted during the year ended December 31, 2019.

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

Stock Options, Restricted Stock, Restricted Stock Units, and Other Stock-Based Compensation Awards. The Company maintains the 2003 Incentive Stock Option Plan (the “2003 Plan”), the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”) and the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan replaced the 2013 Plan upon its ratification by shareholders in July 2018. No further awards may be granted under the 2013 Plan or the 2003 Plan. Awards granted under the 2003 Plan and 2013 Plan will remain in effect until they are exercised or expire according to their terms.

Under the terms of the 2018 Plan, the number of shares of our common stock that may be the subject of awards and issued under the 2018 Plan was initially 900,000 plus any shares remaining available for future grants under the 2013 Plan on the effective date of the 2018 Plan. All equity awards made during 2019 were under the 2018 Plan.

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

The following table summarizes activity under the 2003, 2013 and 2018 Plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2018	297,000	366,346	$2.41
Shares reserved	900,000	—
Restricted stock units and awards granted - 2013 Plan	(178,000)
Restricted stock units and awards granted - 2018 Plan	(165,667)	—
Stock options granted - 2018 Plan	(119,515)	119,515	1.95
Stock options exercised	—	(2,276)	1.18	$705
Cancelled or forfeited - 2013 Plan options	51,230	(51,230)	2.17
Cancelled or forfeited - 2013 Plan restricted stock and restricted stock units	39,884	—	1.22
Cancelled or forfeited - 2003 Plan options	—	(59,428)	2.09
Balance at December 31, 2018	824,932	372,927	2.36

Restricted stock units and awards granted - 2018 Plan	(70,755)	—
Cancelled or forfeited - 2018 Plan options	13,570	(13,570)	1.95
Cancelled or forfeited - 2018 Plan restricted stock and restricted stock units	13,570	—	1.95
Cancelled or forfeited - 2013 Plan options	20,492	(20,492)	2.10
Cancelled or forfeited - 2013 Plan restricted stock and restricted stock units	21,748	—	1.72
Cancelled or forfeited - 2003 Plan options	—	(41,666)	2.46

Balance at December 31, 2019	823,557	297,199	2.38

The number of options exercisable under the Plans was:

December 31, 2019	191,254
December 31, 2018	253,412

The following table summarizes information about the stock options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.18 - $2.04	148,291	6.93 years	$1.74	42,346	$1.22
$2.05 - $3.09	106,557	3.05 years	2.61	106,557	2.61
$4.02	42,351	0.40 years	4.02	42,351	4.02
	297,199	4.61 years	$2.38	191,254	$2.61

Options outstanding under the Plans expire at various dates during the period from May 2020 through August 2028. Options outstanding at December 31, 2019 had no intrinsic value. Options exercisable at December 31, 2019 had a weighted average remaining life of 2.39 years and no intrinsic value. No options were granted in 2019. The weighted average grant-date fair value of options granted during the year ended December 31, 2018 was $1.04.

No restricted stock or restricted stock unit awards were granted in 2019 to employees. During the year ended December 31, 2018, the Company issued 297,515 restricted stock units under the 2013 Plan and the 2018 Plan. The shares underlying the awards were assigned a weighted average value of $1.84 per share, which was the closing price of the Company’s common stock on the date of grants. These awards are scheduled to vest over three years or four years with the first vesting at the end of year two.

During June 2019, non-employee members of the Board of Directors received restricted stock grants totaling 70,755 shares pursuant to the 2018 Plan. The shares underlying the awards were assigned a value of $1.06 per share, which was the closing price of the Company’s common stock on the date of grants, for a total value of $75,000, and are scheduled to vest the day immediately preceding the date of the next annual shareholder meeting. During July 2018, non-employee members of the Board of Directors received restricted stock grants totaling 46,152 shares pursuant to the 2018 Plan. The shares underlying the awards were assigned a value of $1.95 per share, which was the closing price of the Company’s common stock on the date of grants, for a total value of $90,000, and vested on June 5, 2019, the date of the 2019 annual shareholder meeting.

Restricted stock and restricted stock unit transactions during the years ended December 31, 2019 and 2018 are summarized as follows:

	Number of Shares	Weighted average grant date fair value
Unvested shares at January 1, 2018	322,479	$1.69
Granted	343,667	1.86
Vested	(132,940)	1.47
Forfeited or surrendered	(39,884)	1.22
Unvested shares at December 31, 2018	493,322	$1.90
Granted	70,755	1.06
Vested	(210,742)	1.59
Forfeited or surrendered	(37,973)	1.84
Unvested shares at December 31, 2019	315,362	$1.92

As of December 31, 2019, there was approximately $58,000 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.61 years.

As of December 31, 2019, there was approximately $230,000 of total unrecognized compensation costs related to restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 1.68 years.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”) that enables employees to contribute up to 10% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of the year. During the years ended December 31, 2019 and 2018, respectively, participants purchased 32,471 and 107,341 shares under the ESPP. At December 31, 2019, 245,909 shares were reserved for future employee purchases of common stock under the ESPP. For the years ended December 31, 2019 and 2018, the Company recognized $55,000 and $58,000, respectively, of stock-based compensation expense related to the ESPP.

Share Repurchase Programs. On April 5, 2018, the Board authorized the repurchase of up to $3,000,000 of the Company’s common stock on or before March 31, 2020. The plan allows the repurchases to be made in open market or privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares and may be suspended at any time at the Company’s discretion. For the year ended December 31, 2019, the Company did not repurchase any shares.

Dividends. The Company has not historically paid dividends, other than one-time dividends declared in 2011 and 2016. Outside of these special dividends, the Board of Directors intends to retain earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

9.
Income Taxes. Income tax expense (benefit) consists of the following:

Year Ended December 31	2019	2018
Current taxes - Federal	$-	$177,000
Current taxes - State	38,000	48,000
Deferred taxes - Federal	(437,000)	227,000
Deferred taxes - State	(67,000)	32,000

Income tax expense (benefit)	$(466,000)	$484,000

The actual tax expense (benefit) attributable to income (loss) before taxes differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 21% as follows:

Year Ended December 31	2019	2018
Federal statutory rate	21.0%	21.0%

Stock-based awards	(0.8)	0.6
State taxes	3.2	2.8
Other permanent differences	(0.1)	0.7
Impact of uncertain tax positions	(0.6)	1.7
Valuation allowance	(14.0)	(1.6)
Other	(0.2)	0.5

Effective federal income tax rate	8.5%	25.7%

Components of resulting noncurrent deferred tax assets (liabilities) are as follows:

As of December 31	2019	2018
Deferred tax assets
Accrued expenses	$105,000	$129,000
Inventory reserve	5,000	3,000
Stock-based awards	88,000	78,000
Reserve for bad debts	16,000	5,000
Net operating loss and credit carryforwards	715,000	39,000
Other	26,000	23,000
Valuation allowance	(848,000)	(79,000)

Total deferred tax assets	$107,000	$198,000

Deferred tax liabilities
Depreciation	$(18,000)	$(635,000)
Prepaid expenses	(89,000)	(67,000)

Total deferred tax liabilities	(107,000)	(702,000)

Net deferred income tax liabilities	$-	$(504,000)

As of December 31, 2019, the Company had a Federal net operating loss (NOL) to carry forward of approximately $2,764,000 and state NOLs of $2,076,000 to carry forward. The Federal NOLs can be carried forward indefinitely. The expiration of state NOLs carried forward varies by taxing jurisdiction. Future utilization of NOLs carried forward may be subject to certain limitations under Section 382 of the Internal Revenue Code.

The Company evaluates all significant available positive and negative evidence, including the existence of losses in prior years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into consideration the Company’s recent performance. The change in the valuation allowance for the years ended December 31, 2019 and 2018 was $769,000 and ($29,000), respectively.

The Company has recorded a liability of $643,000 and $613,000 for uncertain tax positions taken in tax returns in previous years as of December 31, 2019 and 2018, respectively. This liability is reflected as accrued income taxes on the Company’s balance sheets. The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years 2016 and forward are open for examination and assessment by the Internal Revenue Service. With limited exceptions, tax years prior to 2016 are no longer open in major state and local tax jurisdictions. The Company does not anticipate that the total unrecognized tax benefits will change significantly prior to December 31, 2020.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows:

Balance at January 1, 2018	$581,000
Increases due to interest and state tax	32,000
Balance at December 31, 2018	613,000
Increases due to interest and state tax	30,000
Balance at December 31, 2019	$643,000

10.
Employee Benefit Plans. The Company sponsors a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. During the years ended December 31, 2019 and 2018, the Company made matching contributions of $72,000 and $68,000, respectively.

11.
Concentrations.

Major Customers. During the year ended December 31, 2019, two customers accounted for 13% and 12%, respectively of the Company’s total net sales. At December 31, 2019, four customers represented 17%, 12%, 12% and 10%, respectively of the Company’s total accounts receivable. During the year ended December 31, 2018, two customers accounted for 24% and 20%, respectively of the Company’s total net sales. At December 31, 2018, two customers represented 31% and 16%, respectively of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could adversely affect operating results.

Export Sales. Export sales accounted for less than 1% of total net sales during the years ended December 31, 2019 and 2018.

12.
Quarterly Financial Data. (Unaudited)

Quarterly data for the years ended December 31, 2019 and 2018 was as follows:

Year Ended December 31, 2019	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$5,140,000	$5,842,000	$4,654,000	$6,318,000
Gross profit	774,000	1,465,000	926,000	1,596,000
Net loss	(1,096,000)	(488,000)	(978,000)	(2,459,000)
Net loss per share:
Basic	$(0.09)	$(0.04)	$(0.08)	$(0.21)
Diluted	$(0.09)	$(0.04)	$(0.08)	$(0.21)

Year Ended December 31, 2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$7,419,000	$8,245,000	$9,455,000	$8,117,000
Gross profit	2,746,000	3,005,000	3,563,000	3,247,000
Net income	164,000	184,000	645,000	406,000
Net income per share:
Basic	$0.01	$0.02	$0.05	$0.04
Diluted	$0.01	$0.02	$0.05	$0.04

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management identified a material weakness in our internal control over financial reporting. As a result of this material weakness, management concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In conducting its evaluation, our management used the criteria set forth by the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Long-lived Asset Impairment Testing. Based on management’s testing and evaluation, we determined that we did not design and maintain effective internal control over the impairment testing that we performed in accordance with ASC 360, Property, Plant, and Equipment, as of December 31, 2019. Specifically, the Company did not appropriately evaluate the indicators of impairment primarily related to its review of the impact of operating losses and negative cash flows attributable to the asset group which included the Company’s internally developed software as well as consideration of the decline in the Company's market capitalization during the fourth quarter of 2019 as an indicator of impairment.

Implemented or Planned Remedial Actions in Response to Material Weaknesses

To address the above, we are in the process of designing new review controls to assess the long-lived asset impairment analyses to ensure they are completed in a timely manner and in enough detail to operate at a sufficient level of precision to identify improper assumptions.

Inherent Limitations on Control Systems

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision making can by faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

Except as noted above, no changes in the Company’s internal control over financial reporting occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated into this Item by reference is the information appearing under the headings “Proposal One – Election of Directors,” “Corporate Governance and Board Matters,” “Submission of Shareholder Proposals and Nominations” and, if any, “Delinquent Section 16(a) Reports,” in our Proxy Statement for our 2020 Annual Meeting of Shareholders we intend to file with the SEC (the “Proxy Statement”).

Executive Officers of the Registrant
As of the date of filing this Form 10-K, the following individuals were executive officers of the Company:

Name	Age	Position
Kristine A. Glancy	42	President, Chief Executive Officer and Secretary
Jeffrey A. Jagerson	53	Vice President of Finance, Chief Financial Officer and Treasurer
Adam D. May	36	Chief Growth Officer

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

Adam D. May, has been our Chief Growth Officer since January 2020. He served as Senior Vice President of Sales from July 2017 to December 2019. Mr. May has 10 years of CPG sales and business development experience at Mars, Incorporate and The Kraft Heinz Company. Most recently Mr. May served as Associate Director from September 2016 to July 2017. He held several Customer Business Lead roles from November 2012 to September 2016. Before joining The Kraft Heinz Company, Mr. May held several Sales positions at Mars Petcare from March 2008 to November 2012. His 10 plus years of experience provides necessary skills to the Company in the areas of Sales, Sales Strategy and Business Development. Mr. May holds a Bachelor of Science in Business Administration and Management from Indiana University.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2019 and 2018
Statements of Operations for the years ended December 31, 2019 and 2018
Statements of Shareholders’ Equity for the years ended December 31, 2019 and 2018
Statements of Cash Flows for the years ended December 31, 2019 and 2018
Notes to Financial Statements

(a)
Exhibits

Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 1-13471.

Exhibit Number	Description	Incorporated by Reference To

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008	Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

3.2	Composite stated Bylaws of Registrant, as amended through December 5, 2015	Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

+4.1	Description of Securities	Filed Electronically

*10.1	2003 Incentive Stock Option Plan, as amended	Exhibit 10.1 of the Registrant’s Form 8-K filed December 2, 2016

*10.2	Form of Incentive Stock Option Agreement under 2003 Incentive Stock Option Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed January 16, 2013

*10.3	2013 Omnibus Stock and Incentive Plan, as amended	Exhibit 10.2 of the Registrant’s Form 8-K filed December 2, 2016

*10.4	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed August 23, 2013

*10.5	Form of Restricted Stock Unit Agreement for Employees under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed May 28, 2014

*10.6	Form of Restricted Stock Award Agreement for Employees under the 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2017

Exhibit Number	Description	Incorporated by Reference To

*10.7	2018 Equity Incentive Plan	Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-226670

*10.8	Form of Non-Qualified Stock Option Agreement under 2018 Equity Incentive Plan	Exhibit 10.1 of the Registrant’s Form 8-K filed August 14, 2018

*10.9	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan	Exhibit 10.2 of the Registrant’s Form 8-K filed August 14, 2018

*10.10	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2018 Equity Incentive Plan	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2019

*10.11	Employee Stock Purchase Plan, as amended	Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8, Reg. No. 333-226670

*10.12	Deferred Compensation Plan for Directors	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2018

*10.13	Employment Agreement with Kristine Glancy dated April 8, 2016	Exhibit 10.1 of the Registrant’s Form 8-K filed April 13, 2016

*10.14	Change in Control Severance Agreement with Kristine Glancy dated April 8, 2016	Exhibit 10.2 of the Registrant’s Form 8-K filed April 13, 2016

*10.15	First Amendment to Change in Control Agreement with Kristine A. Glancy dated April 28, 2018	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2019

*10.16	Employment Agreement with Jeffrey Jagerson dated July 17, 2017	Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2017

*10.17	Change in Control Agreement with Jeffrey Jagerson dated July 17, 2017	Exhibit 10.2 of the Registrant’s Form 8-K filed June 30, 2017

+*10.18	Employment Agreement with Adam May dated December 20, 2019	Filed Electronically

+*10.19	Change in Control Agreement with Adam May dated December 20, 2019	Filed Electronically

10.20	Industrial/Warehouse Lease Agreement between the Company and Opus Northwest L.L.C. dated March 27, 2008**	Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007

10.21	First Amendment to Industrial/Warehouse Lease Agreement with James Campbell Company LLC (as successor in interest to Opus Northwest L.L.C.) dated September 14, 2015	Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2015

^10.22	Exclusive Agreement for Sale and Implementation of Specified Signs with Price approved June 6, 2011	Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011

Exhibit Number	Description	Incorporated by Reference To

^10.23	Settlement Agreement and Release with News America Marketing In-Store, LLC, dated February 9, 2011, including exhibits	Exhibit 10.1 of the Registrant’s Form 10-Q/A for the quarterly period ended March 31, 2011

10.24	Cooperation Agreement with Nick Swenson, Air T, Inc. and Groveland Capital LLC, dated May 17, 2018	Exhibit 10.1 of the Registrant’s Form 8-K filed May 18, 2018

+23.1	Consent of Independent Registered Public Accounting Firm

+24.1	Powers of Attorney

+31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

+31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

++32	Section 1350 Certifications

+101.1
The following materials from Insignia Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Shareholders’ Equity (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
**Schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

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

Insignia Systems, Inc.

Dated: March 10, 2020	By:	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kristine A. Glancy	President, Chief Executive Officer, Secretary and Director	March 10, 2020
Kristine A. Glancy	(principal executive officer)

/s/ Jeffrey A. Jagerson	Vice President of Finance, Chief Financial Officer and Treasurer	March 10, 2020
Jeffrey A. Jagerson	(principal financial and accounting officer)

*	Chairman of the Board, Director	March 10, 2020
Jacob J. Berning

*	Director	March 10, 2020
Chad B. Johnson

*	Director	March 10, 2020
Loren A. Unterseher

*	Director	March 10, 2020
Rachael B. Vegas

* Kristine A. Glancy, by signing her name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to Powers of Attorney duly executed by such persons.

By:	/s/ Kristine A. Glancy
Kristine A. Glancy Attorney-in-fact