Form 10-K/A
period 2019-12-31
INSIGNIA SYSTEMS INC/MN
filed 2020-04-29
CIK 875355

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Insignia Systems, Inc. for the year ended December 31, 2019 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2020 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement on or before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC made after the Original Filing.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors

All directors of the Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. Our Bylaws, as amended, provide that our Board of Directors (the “Board”) shall consist of between two and no more than nine members, as designated by resolution of the Board from time to time.

Cooperation Agreement

The Company is party to a Cooperation Agreement, dated May 17, 2018 (the “Cooperation Agreement”), with Air T, Inc. (“Air T”), Groveland Capital LLC (“Groveland”), and Nicholas J. Swenson (collectively the “Shareholder Group”), which required that the Company include two designees, including Mr. Unterseher, in its slate of nominees for election at the annual meeting held in 2019 and to solicit proxies with a recommendation that shareholders vote in favor of the designees’ election at such meeting. Additionally, on February 27, 2020, our Board appointed Chad B. Johnson to serve as an additional director to fill a vacancy on the Board pursuant to the nomination and evaluation procedures for substitute nominees set forth in the Cooperation Agreement.

Current Directors

The following individuals are our current directors:

Director & Nominee	Age	Position	Director Since
Jacob J. Berning	47	Director, Chairman of the Board	June 2017(1)
Kristine A. Glancy	42	Director, President, Chief Executive Officer & Secretary	June 2017
Chad B. Johnson	49	Director	February 2020
Loren A. Unterseher	55	Director	May 2018
Rachael B. Vegas	44	Director	June 2017
 ___________________________
(1)  Mr. Berning also served as a director of the Company from December 2014 to June 2016.

Jacob J. Berning has served as Chairman of the Board since May 2018 and has served as President of Food Service at The Schwan Company since September 2018. Prior to that role, Mr. Berning has held several positions since he joined The Schwan Company in 2014. Mr. Berning has extensive leadership experience across a diverse set of businesses and teams in the consumer-packaged goods industry. His 20 years of marketing experience working with a variety of different brands also includes time as Marketing Director of WhiteWave Foods Company from July 2011 to September 2014 and Marketing Manager at General Mills, Inc. from September 2003 to July 2011. These experiences provide knowledge and understanding of the industry representing the majority of our customer base. He has a BA degree from the University of Minnesota and an MBA from New York University.

Kristine A. Glancy has served as our President and Chief Executive Officer since May 2016. Prior to joining the Company, Ms. Glancy served in various roles at The Kraft Heinz Company from 1999 to 2016, most recently as Customer Vice President from May 2013 to April 2016. She held the positions of Director of Sales from June 2012 to May 2013 and National Customer Manager from November 2010 to June 2012. Her more than 17 years as a sales and marketing executive provide the necessary skills to the Board and Company in the areas of Sales, Product Strategy, Customer Relations, Business and Brand Development. Ms. Glancy holds a Bachelor of Arts degree in Marketing and International Business from Saint Mary’s University and an MBA from Fordham University, New York City.

Chad B. Johnson is the Director of Marketing of C.H. Robinson Inc., a third-party logistics and supply chain management provider, which he has held since July 2018. Prior to that role, Mr. Johnson was a Business Unit Director for General Mills Inc. from July 2000 to July 2018. Mr. Johnson has extensive marketing and leadership experience in the consumer-packaged goods industry. These experiences provide knowledge and understanding of the industry representing the majority of our customer base. He holds a Bachelor of Arts degree in Economics and Chemistry from St. Olaf College and an MBA – Marketing and Finance from the University of Minnesota - Carlson School.

Loren A. Unterseher is a Managing Director of Oxbow Industries, LLC, a holding company investing in middle-market private companies, which he has held since 2004. Over his career, Mr. Unterseher has completed over $2.5 billion in corporate finance transactions. Prior to Oxbow Industries, Mr. Unterseher was a Principal/Shareholder & Director of Mergers and Acquisitions for Craig-Hallum Capital Group. Prior to Craig-Hallum, he was Director of Private Equity for Lazard Middle Market (f/k/a Goldsmith Agio Helms). Mr. Unterseher started his investment banking career as a Vice-President in Mergers and Acquisitions at RBC (f/k/a Dain Rauscher). He began his professional career as an attorney and was a Partner at Stinson Leonard Street (f/k/a Leonard, Street & Deinard), a major Minneapolis based law firm. Mr. Unterseher is currently Chairman of the Board of Inno-flex, LLC, a private company (a director since 2016), and serves on the boards of SkyWater Technology Foundry, Inc. (since 2017), SixSpeed, LLC (since 2016) and Town & Country Fence, LLC (since 2017), each of which is a private company. Mr. Unterseher has served on several private company and not for profit boards of directors. We believe Mr. Unterseher’s investment, mergers and acquisitions, and finance experience will benefit the Board. He holds a Bachelor of Business Administration degree in Finance from the University of Iowa and a J.D. from the University of North Dakota.

Rachael B. Vegas has served as Senior Vice President of Merchandising at H-E-B, LP since August 2019. Prior to that, she was the Chief Merchant at Brandless, Inc. from March 2016 through July 2019. She previously served in various roles at Target Corporation, Food Lion and Hannaford Supermarkets from 1997 to 2016. Most recently, from February 2014 to February 2016 as Vice President, General Merchandising Manager; Center Store, Grocery; from February 2013 to February 2014 as Vice President Merchandising Manager; Dry Grocery, Snacks, Candy; from February 2011 to February 2013 as Vice President Merchandising Manager; Snacks, Beverages, Pet Care, Candy and Liquor. Ms. Vegas’ experience in retail and consumer packaged goods industries are valuable to the Company. Ms. Vegas holds Bachelor of Arts degree in International Relations from Tufts University and an MBA from Kenan-Flagler Business School, University of North Carolina.

Information about our Executive Officers

The following individuals are our current executive officers:

Name	Age	Position
Kristine A. Glancy	42	Director, President, Chief Executive Officer and Secretary
Jeffrey A. Jagerson	53	Vice President of Finance, Chief Financial Officer and Treasurer
Adam D. May	36	Chief Growth Officer

Kristine A. Glancy’s background information is disclosed above under “Information about our Directors.”

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

Adam D. May, has been our Chief Growth Officer since December 2019. He served as our Senior Vice President of Sales from July 2017 to December 2019. Prior to joining the Company, Mr. May was the Associate Director of Sales at The Kraft Heinz Company from September 2016 to July 2017. He held several Customer Business Lead roles at The Kraft Heinz Company from November 2012 to September 2016. Before joining The Kraft Heinz Company, Mr. May held several Sales positions at Mars Petcare from March 2008 to November 2012. His 10 plus years of CPG Sales and business development experience provides necessary skills to the Company in the areas of Sales, Sales Strategy and Business Development. Mr. May holds a Bachelor of Science in Business Administration and Management from Indiana University.

There are no family relationships among any of the executive officers and directors of the Company.

Committees of the Board of Directors

The current membership of the Board’s standing committees is set forth in the following table. The Nominating and Corporate Governance Committee was chartered in April 2018.

Director	Audit	Governance, Compensation and Nominating	Independent Director
Jacob J. Berning	Member	Member	✓
Kristine A. Glancy
Chad B. Johnson	Member		✓
Loren A. Unterseher	Chair		✓
Rachael B. Vegas		Chair	✓

Audit Committee Financial Expert

Mr. Unterseher has been designated by the Board as an “audit committee financial expert,” as that term is defined by the rules of the SEC. Through his extensive experience he has acquired the attributes necessary to qualify him as an “audit committee financial expert,” as that term is defined by the rules of the SEC. The determination for Mr. Unterseher was based primarily on experience analyzing and evaluating financial statements and financial performance of companies as Director of Mergers and Acquisitions for Craig-Hallum and in similar roles at Lazard Middle Market and RBC. He possesses: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements with a breadth and level of complexity commensurate with those presented by the Company’s financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities and Exchange Act of 1934 requires that our directors and executive officers file initial reports of ownership and reports of changes in ownership with the SEC. Directors and executive officers are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us and written representations from our directors and executive officers, all Section 16(a) filing requirements were met for 2019 except for one report by each of Mr. Berning, Mr. Unterseher, Ms. Vegas and Mr. Zenz relating to common stock equivalents issued pursuant to their participation in the Deferred Compensation Plan for Directors.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information about all compensation (cash and non-cash) awarded to, earned by or paid to our Chief Executive Officer and the two other executive officers serving at the end of fiscal 2019 (collectively, our “Named Executive Officers”) for the fiscal years ended December 31, 2019 and 2018.

Name and Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation	Total
Kristine A. Glancy	2019	$314,600	$–	$–	$–	$–	$–	$314,600
President, Chief Executive Officer and Secretary	2018	$306,350	$–	$193,771(4)	$56,090(2)	$258,601	$–	$814,812

Jeffrey A. Jagerson	2019	$246,750	$–	$–	$–	$–	$–	$246,750
Vice President of Finance, Chief Financial Officer and Treasurer	2018	$243,361	$–	$65,402(5)	$14,099(2)	$202,830	$–	$525,692

Adam D. May(6)	2019	$182,631	$47,394	$–	$–	$–	$14,282(7)	$244,307
Chief Growth Officer
______________________________

(1)
Amounts shown in the Stock Awards column represent the aggregate grant date fair value of restricted stock and restricted stock unit awards granted during the applicable year. Grant date fair values are computed in accordance with ASC Topic 718 using assumptions discussed in Note 8 to the financial statements for the fiscal year ended December 31, 2019 included in the Original Filing.
(2)
The Option Awards granted in 2018 were granted pursuant to the 2018 Equity Incentive Plan (the “2018 Plan”) and are scheduled to vest in three substantially equal increments on the second, third and fourth anniversaries of the date of grant. The dollar value of the options shown represents the estimated grant date fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation (“ASC 718”) pursuant to the Black-Scholes option pricing model, which requires several significant judgments and assumptions.
(3)
Represents payments pursuant to the Executive Incentive Plan for the years indicated, which were paid in the following year.
(4)
Consists of 50,000 restricted stock units granted on June 13, 2018 (based on a closing stock price of $1.77 on the date of grant and scheduled to vest in three substantially equal increments on the first, second, and third anniversaries of the date of grant) and 53,985 restricted stock units granted on August 10, 2018 (based on a closing stock price of $1.95 on the date of grant and scheduled to vest and settle in three substantially equal increments on the second, third and fourth anniversaries of the date of grant).
(5)
Consists of 22,000 restricted stock units granted on June 13, 2018 (based on a closing stock price of $1.77 on the date of grant and scheduled to vest in three substantially equal increments on the first, second, and third anniversaries of the date of grant) and 13,570 restricted stock units granted on August 10, 2018 (based on a closing stock price of $1.95 on the date of grant and scheduled to vest and settle in three substantially equal increments on the second, third and fourth anniversaries of the date of grant).
(6)
Mr. May became an executive officer in December 2019.
(7)
Amount represents annual car allowance and company 401K contribution match.

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

Executive Incentive Plan

In January 2019, the Board, as recommended by its Governance, Compensation and Nominating Committee (the “GCN Committee”), approved the 2019 Executive Cash Incentive Plan (the “2019 Cash Plan”). Members of the Company’s senior management, including all three of the Company’s executive officers, Ms. Glancy, Mr. Jagerson and Mr. May participated in the 2019 Cash Plan.

The 2019 Cash Plan provided that for each of the participants, (a) 100% of the bonus potential was allocated to the Company’s performance against target operating income (loss), inclusive of all compensation expenses. The total target bonuses under the 2019 Cash Plan was equal to 50% of each participant’s respective base salary and payouts, if any, could have ranged from 25% to 180% of each participant’s base salary. Similar to 2018, the 2019 Cash Plan provided for a potential revenue-based multiplier of between 110% and 120% based on Company performance against target operating income (loss) and total net sales.

All bonus calculations under the 2019 Cash Plan were subject to review and final approval by the GCN Committee prior to payment.

Company Performance-Based Payment

For 2019, the GCN Committee established a target operating income of $1,000 and approved the following schedule of potential payments under the Executive Incentive Plan:

Pre-Bonus Income Level	Operating Income (Loss)	Percent of Target Variable Compensation
<$307,246	<($0)	0%
$307,247 - $581,863	$1	25% - 49.99%
$581,864 - $1,021,251	$1	50% - 89.99%
$1,021,252 - $1,296,097	$1 - $164,999	90% - 99.99%
$1,296,098 - $2,157,529	$165,000 - $429,999	100% - 139.99%
$2,157,530 - $2,554,680	$430,000 - $649,999	140% - 149.99%
≥ $2,554,681	≥ $650,000	150%

Based on an actual operating loss of $5,629,000 for the year ended 2019, as reported in Part II, Item 8, of the Company’s Annual Report on Form 10-K, the GCN Committee determined that no incentives were earned as part of the 2019 Cash Plan and no payouts were made to the Named Executive Officers.

Actions Relating to Fiscal 2020 Executive Compensation

In December 2019, the non-employee directors, as recommended by the GCN Committee, appointed Mr. May as the Chief Growth Officer and revised his annual base salaries to $220,000 and target annual cash incentive of $126,000. Additionally, the non-employee directors, as recommended by the GCN Committee, approved, the 2020 Executive Cash Incentive Plan (the “2020 Cash Plan”). The only employees currently eligible to participate in the 2020 Cash Plan are the Company’s three executive officers: Ms. Glancy, Mr. Jagerson and Mr. May. The 2020 Cash Plan provides that Ms. Glancy and Mr. Jagerson are eligible to receive a potential payout based solely on the Company’s performance against target operating income/loss, inclusive of all compensation expenses. Mr. May is eligible to receive a potential payout based 50% on the Company’s performance against target operating income/loss and 50% based on the Company’s performance against target net revenue. The total target cash payments under the 2020 Cash Plan for Ms. Glancy and Mr. Jagerson are equal to 50% of each participant’s respective base salary and payouts, if any, would range from 10% to 150% of each participant’s base salary. The total target cash payments under the 2020 Cash Plan for Mr. May based on his respective base salary and payouts, in any, would range from 17% to 89% of his base pay. Similar to 2019, the 2020 Cash Plan provides for a potential revenue-based multiplier of between 110% and 120% based on Company performance against target net operating income and threshold net revenue. All bonus calculations under the 2020 Cash Plan will be subject to review and final approval by the GCN Committee prior to payment.

Long-term, Equity-Based Incentive Compensation

The GCN Committee has determined that a combination of common stock options and restricted stock units are each appropriate under certain circumstances, based upon factors including market practices and our overall compensation philosophy. Historically, options have a ten-year term and bear an exercise price equal to the fair market value of a share of our common stock on the date of grant, determined in accordance with the applicable equity plan. Each restricted stock unit generally represents a contingent right to receive one share of our common stock upon vesting. The GCN Committee did not grant any long-term, Equity-Based Incentive Compensation to the executive officers in 2019.

Severance and Change in Control Arrangements with Named Executive Officers

The Company entered into an Employment Agreement and a Change in Control Agreement with Ms. Glancy in connection with the commencement of her employment as President and Chief Executive Officer, each effective as of May 9, 2016.

The Company also entered into an Employment Agreement and a Change in Control Agreement with Mr. Jagerson in connection with the commencement of his employment as Chief Financial Officer of the Company, each effective as of July 17, 2017.

The Company also entered into an Employment Agreement and a Change in Control Agreement with Mr. May in connection with the commencement of his appointment as Chief Growth Officer of the Company, each effective as of December 20, 2019.

Each Employment Agreement provides that the employee will receive an established annual base salary, subject to increase from time to time, target incentive compensation awards, and participation in customary benefit plans and programs. In addition, in the event of the employee’s involuntary termination without cause or voluntary termination with good reason, she or he will be eligible to receive accrued and unpaid compensation as well as the following severance pay and benefits: (1) the annual incentive compensation they would have been entitled to receive for the year in which their termination occurs as if they had continued until the end of that fiscal year, determined based on the Company’s actual performance for that year relative to any applicable performance goals, prorated for the number of days in the fiscal year through the termination date and generally payable in a cash lump sum at the time such incentive awards are payable to other participants; (2) a percentage (100% for Ms. Glancy; 50% for Mr. Jagerson; 50% for Mr. May) of their annual base salary as in effect at the time of termination, payable in a single lump sum payment no later than 60 days following the termination date; and (3) welfare benefit continuation for four months for Ms. Glancy and for three months for Mr. Jagerson and Mr. May following termination. In the event of death, disability, involuntary termination for cause or voluntary termination without good reason, each will be entitled to accrued and unpaid compensation as provided in the Employment Agreement.

“Cause” is defined in each Employment Agreement as (a) the deliberate and continued failure to substantially perform the duties and responsibilities; (b) the criminal felony conviction of, or a plea of guilty or nolo contendere; (c) the material violation of Company policy; (d) the act of fraud or dishonesty resulting or intended to result in personal enrichment at the expense of the Company; (e) the gross misconduct in performance of duties that results in material economic harm to the Company; or (f) the material breach of the Employment Agreement by the employee. “Good reason” includes demotion, reduction in salary or benefits, and certain other events.

Under their respective Change in Control Agreements, as amended, upon a qualifying termination, employee would be eligible to receive the following, subject to offset by the amount of any severance previously paid to her under any employment agreement with the Company: (1) a lump sum severance payment equal to a percentage (200% for Ms. Glancy; 75% for Mr. Jagerson and for Mr. May) of their annual base salary, (2) cash payment equal to the sum of (x) unpaid incentive compensation that has been allocated or awarded to them for a completed fiscal year preceding the date of the qualifying termination which is contingent only upon the continued employment to a subsequent date plus (y) a pro rata portion to the date of the qualifying termination of her target bonus for the year calculated through the date of the qualifying termination, (3) welfare benefit continuation for a specified period (12 months for Ms. Glancy; 6 months for Mr. Jagerson and for Mr. May), (4) certain post-retirement health care or life insurance benefits if they would have become eligible for such benefits during the 24 months after the date of termination, (5) a lump sum payment equal to all earned but unused paid time off days, and (6) outplacement fees not to exceed $5,000.

Each of the Change in Control Agreements defines “qualifying termination” as a termination by the Company without cause or a termination by the employee with good reason, in each case either concurrent with or within 24 months following a change in control or a termination by the Company without cause within six months prior to a change in control if termination is in connection with or in anticipation of the change in control. “Change in

Control” is defined as a sale of all or substantially all of the assets of the Company, a merger in which the shareholders of the Company own less than 50% of the surviving entity, the acquisition of 40% or more of the Company’s outstanding stock by a single person or a group, or the election of a majority of the Company’s directors who consist of persons who were not nominated by the Company’s prior Board. “Cause” is defined in the Change in Control Agreements as (i) the deliberate and continued failure to devote substantially all business time and best efforts to the performance of the his or her duties after demand for substantial performance is delivered to the employee by the Board which the demand specifically identifies the manner in which the employee has not substantially performed such duties; (ii) the deliberate engaging in gross misconduct which is demonstrably and materially injurious to the Company, monetarily or otherwise; or (iii) conviction of, or plea of guilty or nolo contendere to, a felony or any criminal charge involving moral turpitude.

All of the Employment Agreements and Change in Control Agreements define “good reason” to include demotion, reduction in salary or benefits, and certain other events.

Compensation of Non-Employee Directors

The following table summarizes the compensation paid to our non-employee directors for 2019.

Name	Fees Earned or Paid Cash(1)	Stock Awards(2)	Total
Jacob J. Berning	$22,000	$30,000	$52,000
Suzanne L. Clarridge	$17,000	$15,000	$32,000
Loren A. Unterseher	$19,917	$15,000	$34,917
Rachael B. Vegas	$22,000	$15,000	$37,000
Steven R. Zenz(3)	$9,167	$–	$9,167

(1)
Reflects annual board retainer and fees for attending Board, committee and conference call meetings earned during 2019 inclusive of amounts related to the Deferred Compensation Plan for Directors. As of December 31, 2019, the following director held shares under the plan: Mr. Berning held 34,382 shares, Ms. Vegas held 11,053 shares and Mr. Unterseher held 20,434 shares.
(2)
On June 6, 2019, each non-employee director received restricted stock unit grants pursuant to the 2018 Plan worth $15,000 for directors and $30,000 for Chairman based on the closing price of the Company’s common stock on the date of grant.
(3)
Mr. Zenz ceased service as a director on June 5, 2019.

In 2019, non-employee directors received an annual cash retainer of $17,000 per year of service and the Chairman of the Board and each Committee Chair were eligible to receive an additional annual cash retainer of $5,000. Each such retainer is allocated to a director for the portion of the year served in each role.

In 2019, each non-employee director received a restricted stock unit grant of shares of common stock based on a target grant date fair value of $15,000, with the Board Chair receiving a target fair value of $30,000. These restricted stock grants were made on June 6, 2019 pursuant to the 2018 Plan. Each non-employee director was granted 14,151 restricted stock units, and the Board Chair was granted 28,302 restricted stock units, each based on a closing price of $1.06 for a share of the Company’s common stock on the date of grant as reported by The Nasdaq Stock Market. The restricted stock units are scheduled to vest and settle in a share of common stock for each unit on the day immediately preceding the date of the 2020 Annual Meeting of Shareholders.

Director Deferred Compensation

Each of our non-employee directors is eligible to participate in our director deferred compensation plan (the “Director Deferred Compensation Plan”), which allows a director to make voluntary deferrals of up to 100% of their annual cash retainer and any additional committee chair cash retainer. The Company does not match any contributions to the Director Deferred Compensation Plan. Deferred cash retainer amounts, if any, are deemed to be invested in common stock equivalents having a value equal to the deferred cash retainer amounts based on the fair market value of a share of our common stock on the dates such amount would have otherwise been paid to the participant. Dividends, if any, accrued on such commons stock equivalents are deemed to be similarly deferred and credited to the director’s deferred stock account. A participating director will receive a distribution of their deferred stock account, consisting of one share of stock for each common stock equivalent credited to their deferred stock account as of the date of distribution, as soon as practicable following the director’s separation from service as a director of the Company.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth summary information regarding the outstanding equity awards held by our Named Executive Officers at December 31, 2019. The market value of restricted stock units that had not vested equals $0.7301, which was the closing price of a share of our common stock on that date.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units of Stock That Have Not Vested	Market Value of Units of Stock That Have Not Vested
Kristine A. Glancy	5/13/2016					40,000(1)	$29,204
	6/13/2018					33,333(1)	$24,336
	8/10/2018					53,985(2)	$39,414
	8/10/2018	–	53,985(2)	$1.95	8/10/2028

Jeffrey A. Jagerson	6/13/2018					14,666(1)	$10,708
	8/10/2018					13,570(2)	$18,586
	8/10/2018	–	13,570(2)	$1.95	8/10/2028

Adam A. May	6/13/2018					14,666(1)	$10,708
	8/10/2018					13,570(2)	$18,586
	8/10/2018	–	13,570(2)	$1.95	8/10/2028
  ___________________________________
(1)
Remainder scheduled to vest in two equal annual installments on each of the next two anniversaries of the grant date.
(2)
Scheduled to vest in three equal installments on each of the next three years starting on the 2nd anniversary of the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding our equity compensation plans, the 2003 Stock Plan (the “2003 Plan”), the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”), the 2018 Plan and our Employee Stock Purchase Plan, as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	612,561(1)	$2.38	1,069,466(2)
Equity compensation plans not approved by security holders	–	–	–
Total	612,561	$2.38	1,069,466
____________________________________
(1)
Includes 282,645 awards under the 2018 Plan, 197,404 awards under the 2013 Plan and 132,512 awards under the 2003 Plan. We ceased issuing awards under the 2003 Plan upon approval of the 2013 Plan in 2013, and we ceased issuing awards under the 2013 Plan upon approval of the 2018 Plan in 2018.
(2)
Includes 245,909 shares available for issuance under our Employee Stock Purchase Plan and 823,557 shares available for issuance pursuant to future awards under the 2018 Plan. The Company maintains the Employee Stock Purchase Plan, pursuant to which eligible employees, including named executive officers, can contribute up to ten percent of their base pay per year to purchase shares of Common Stock. The shares are issued by the Company at a price per share equal to 85% of market value on the first day of the offering period or the last day of the plan year, whichever is lower.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information provided to the Company as to the beneficial ownership of common stock as of April 27, 2020, by: (i) persons known to the Company to hold 5% or more of such stock; (ii) each of the directors of the Company; (iii) each of the Named Executive Officers; and (iv) by all directors and current executive officers as a group. The address of each director and executive officer is 8799 Brooklyn Boulevard, Minneapolis, Minnesota 55445. Beneficial ownership includes shares available for purchase under options and subject to settlement under restricted stock units within 60 days after April 27, 2020. Unless otherwise indicated, each person had sole voting power and sole investment power for all such shares beneficially held.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Shares
Shareholders / Shareholder Groups
Air T, Inc., et al.	3,850,282(2)	31.8%
3524 Airport Road
Maiden, NC 28650

Cable Car Capital LLC	1,518,767(3)	11.0%
1449 Washington Street #6
San Francisco, CA 94109

Renaissance Technologies LLC	759,484(4)	6.3%
800 Third Avenue
New York, NY 10022

Directors and Executive Officers
Kristine A. Glancy	244,823	2.0%
Jeffrey A. Jagerson	84,818	*
Adam D. May	74,567	*
Jacob J. Berning	63,428	*
Loren A. Unterseher	41,303	*
Rachael B. Vegas	36,266	*
Chad B. Johnson	*	*

All current directors and executive officers as a group (7 persons)	545,205	4.5%
__________________________
*
Less than one percent.
(1)
Does not include 34,382, 20,434 and 11,053 common stock equivalents held by Mr. Berning, Mr. Unterseher and Ms. Vegas, respectively, under the Insignia Systems Inc. Deferred Compensation Plan for Directors. These common stock equivalents carry no voting rights and the recipient does not have the right to acquire any underlying shares within 60 days of April 27, 2020.
(2)
Based on Amendment No. 12 to Schedule 13D filed with the SEC on May 22, 2018 by Air T., Groveland, and Nicholas J. Swenson, reporting ownership as of May 21, 2018. Mr. Swenson is the Chief Executive Officer and a director of Air T, Inc. Air T, Inc. has sole dispositive and voting power over 3,416,114 shares and disclaims beneficial ownership of the securities held by Groveland. Groveland owns 422,000 shares and each of Groveland and Mr. Swenson share dispositive and voting power over all 422,000 shares. Mr. Swenson personally owns 12,168 shares of common stock. Groveland disclaims beneficial ownership of the securities held by Air T. Mr. Swenson disclaims beneficial ownership of the securities held by Air T and Groveland except to the extent of his pecuniary interest therein.
(3)
Based on Amendment No. 10 to Schedule 13D filed with the SEC on March 19, 2020 as updated by Form 4 filed with the SEC on April 16, 2020 by The Funicular Fund, LP and Cable Car Capital LLC. Cable Car Capital LLC serves as investment adviser with full discretionary authority for The Funicular Fund, LP. Mr. Jacob Ma-Weaver is the Managing Member and investment advisor of Cable Car Capital LLC. Cable Car Capital LLC owns 25,000 shares and The Funicular Fund, LP owns 1,493,767 shares.
(4)
Based on Amendment No. 3 to Schedule 13G filed with the SEC on February 13, 2020 by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation, reporting ownership as of December 31, 2019. Shares are beneficially owned by Renaissance Technologies Holdings Corporation, which is a majority owner of Renaissance Technologies LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The SEC has specific disclosure requirements covering certain types of transactions that we engage in with our directors, executive officers or other specified parties. The Company receives an informational questionnaire from each director, nominee for director, executive officer, and greater than five percent shareholder which contains information about related-party transactions between them and the Company. The Company’s Audit Committee Charter assigns to the Audit Committee the responsibility to review and approve all related-party transactions. The

Audit Committee reviews each related-party transaction to determine that it is fair and reasonable to the Company, and that the price and other terms included in any transaction are comparable to the terms that would be included in an arms-length transaction between the Company and an unrelated third party.

The Company entered into the Cooperation Agreement with the Shareholder Group on May 17, 2018. To the Company’s knowledge, as of April 27, 2020, the Shareholder Group collectively beneficially owned approximately 31.8% of the Company’s common stock. Prior to the execution of the Cooperation Agreement, on March 23, 2018, the Company received a letter from Air T containing proposals for certain governance changes, including changes to the composition of the Board. In response, members of the Board, on behalf of the Company, commenced increased engagement with representatives of Air T, including Mr. Swenson and its legal counsel. On April 6, 2018, the Company received from the Shareholder Group written notice of the nomination of five director candidates, including Ms. Clarridge and Mr. Unterseher, for election at the 2018 Annual Meeting. After substantial and continuous engagement among representatives of the Company and representatives of the Shareholder Group, the Company entered into the Cooperation Agreement on May 17, 2018, to, among other things, minimize reputational damage to the Company as a result of a distracting and expensive potential contested proxy solicitation and to ensure that the majority of the Board is representative of all shareholders.

Pursuant to the terms of the Cooperation Agreement, the Company promptly (i) increased the size of the Board to six and (ii) appointed Suzanne Clarridge and Mr. Unterseher to serve as additional directors. The Cooperation Agreement resulted in Air T’s withdrawal of its prior nomination of five director candidates. It also required the Company to include Ms. Clarridge and Mr. Unterseher in its slate of nominees for election at the Company’s 2018 and 2019 Annual Meetings of Shareholders and to solicit proxies with a recommendation that shareholders vote in favor of their election at each such meeting. Also pursuant to the Cooperation Agreement, our former director, Peter Zaballos retired from the Board and all committees. Mr. Zenz retired from the Board as of June 5, 2019.

With respect to the annual meetings held in 2018 and 2019, the Shareholder Group agreed to, among other things, vote in favor of the Company’s director nominees and in accordance with the Board’s recommendation on all other proposals. The Shareholder Group also agreed to certain customary standstill provisions, effective as of the date of the Cooperation Agreement through 60 days prior to the expiration of the applicable notice period specified in the Company’s Bylaws related to the nominations of directors at its 2020 annual meeting of shareholders.

During fiscal years 2018 and 2019, the Company did not engage in any other transaction, or series of similar transactions, to which it was a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers, nominees for election as a director, beneficial owners of more than 5% of our common stock or members of their immediate family had a direct or indirect material interest. We do not have any currently proposed transaction or series of similar transactions.

Corporate Governance and Board Matters

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

Majority Independent Board

The listing rules of the Nasdaq Stock Market (“Nasdaq Rules”) require that a majority of our Board be “independent directors” as that term is defined in the Nasdaq Rules. Our Board has determined that each of Mr. Berning, Mr. Johnson, Ms. Vegas and Mr. Unterseher are “independent directors.”

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table shows the fees for services rendered by our independent registered public accounting firm, Baker Tilly Virchow Krause, LLP, for the years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees(1)	$144,000	$164,000
Audit-Related Fees(2)	–	6,000
Total	$144,000	$170,000
  ________________________________________
(1)
Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements and review of quarterly financial statements.
(2)
Audit-related fees represent fees for services relating to registration statement filings.

Audit Committee Pre-Approval Policy

The Company’s Audit Committee Charter states that before the principal accountant is engaged by the Company to render audit or non-audit services in any year, the engagement will be approved by the Company’s Audit Committee. All of the fees paid in 2019 and 2018 were pre-approved by the Company’s Audit Committee.

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

Insignia Systems, Inc.

Dated: April 29, 2020	By:	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer