Form 10-Q
period 2020-03-31
INSIGNIA SYSTEMS INC/MN
filed 2020-05-14
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2020
or
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

Number of shares outstanding of Common Stock, $.01 par value, as of May 11, 2020 was 12,106,689.

Insignia Systems, Inc.

i

PART I.
FINANCIAL INFORMATION

Item 1.
Financial Statements

Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	March 31,
	2020	December 31,
	(Unaudited)	2019
ASSETS
Current Assets:
Cash and cash equivalents	$7,755,000	$7,510,000
Accounts receivable, net	6,199,000	7,559,000
Inventories	313,000	322,000
Income tax receivable	245,000	126,000
Prepaid expenses and other	371,000	375,000
Total Current Assets	14,883,000	15,892,000

Other Assets:
Property and equipment, net	496,000	549,000
Operating lease right-of-use assets	143,000	177,000
Other, net	150,000	372,000

Total Assets	$15,672,000	$16,990,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	2,846,000	3,036,000
Accrued liabilities:
Compensation	347,000	539,000
Other	261,000	570,000
Current portion of operating lease liabilities	216,000	212,000
Deferred revenue	350,000	140,000
Total Current Liabilities	4,020,000	4,497,000

Long-Term Liabilities:
Accrued income taxes	652,000	643,000
Operating lease liabilities	—	56,000
Total Long-Term Liabilities	652,000	699,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 12,107,000 at March 31, 2020 and 12,074,000 at December 31, 2019, respectively	121,000	121,000
Additional paid-in capital	16,003,000	15,934,000
Accumulated deficit	(5,124,000)	(4,261,000)
Total Shareholders' Equity	11,000,000	11,794,000

Total Liabilities and Shareholders' Equity	$15,672,000	$16,990,000

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2020	2019
Services revenues	$4,436,000	$4,639,000
Products revenues	246,000	501,000
Total Net Sales	4,682,000	5,140,000

Cost of services	3,382,000	3,974,000
Cost of goods sold	172,000	392,000
Impairment loss	159,000	—
Total Cost of Sales	3,713,000	4,366,000
Gross Profit	969,000	774,000

Operating Expenses:
Selling	720,000	738,000
Marketing	365,000	665,000
General and administrative	993,000	708,000
Total Operating Expenses	2,078,000	2,111,000
Operating Loss	(1,109,000)	(1,337,000)

Other income	24,000	37,000
Loss Before Taxes	(1,085,000)	(1,300,000)

Income tax benefit	(222,000)	(204,000)
Net Loss	$(863,000)	$(1,096,000)

Net loss per share:
Basic	$(0.07)	$(0.09)
Diluted	$(0.07)	$(0.09)

Shares used in calculation of net loss per share:
Basic	12,066,000	11,856,000
Diluted	12,066,000	11,856,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	12,074,000	$121,000	$15,934,000	$(4,261,000)	$11,794,000
Issuance of common stock, net	33,000	—	20,000	—	20,000
Value of stock-based compensation	—	—	49,000	—	49,000
Net loss	—	—	—	(863,000)	(863,000)
Balance at March 31, 2020	12,107,000 -	$121,000	$16,003,000	$(5,124,000)	$11,000,000

	Common Stock		Additional	Retained Earnings
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Total
Balance at December 31, 2018	11,840,000	$118,000	$15,442,000	$760,000	$16,320,000
Issuance of common stock, net	107,000	1,000	107,000	—	108,000
Value of stock-based compensation	—	—	138,000	—	138,000
Net loss	—	—	—	(1,096,000)	(1,096,000)
Balance at March 31, 2019	11,947,000 -	$119,000	$15,687,000	$(336,000)	$15,470,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2020	2019
Operating Activities:
Net loss	$(863,000)	$(1,096,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	148,000	335,000
Impairment loss	159,000	-
Changes in allowance for doubtful accounts	9,000	(3,000)
Deferred income tax benefit	-	(214,000)
Stock-based compensation expense	49,000	138,000
Accrued interest on held to maturity investments	-	(13,000)
Changes in operating assets and liabilities:
Accounts receivable	1,351,000	2,406,000
Inventories	9,000	(25,000)
Income tax receivable	(119,000)	2,000
Prepaid expenses and other	4,000	39,000
Accounts payable	(208,000)	(1,263,000)
Accrued liabilities	(501,000)	(1,900,000)
Income tax payable	9,000	8,000
Deferred revenue	210,000	500,000
Net cash provided by (used in) operating activities	257,000	(1,086,000)

Investing Activities:
Purchases of property and equipment	(32,000)	(235,000)
Purchase of investments	-	(4,981,000)
Net cash used in investing activities	(32,000)	(5,216,000)

Financing Activities:
Proceeds from issuance of common stock	20,000	108,000
Net cash provided by financing activities	20,000	108,000

Increase (decrease) in cash and cash equivalents	245,000	(6,194,000)

Cash and cash equivalents at beginning of period	7,510,000	10,160,000
Cash and cash equivalents at end of period	$7,755,000	$3,966,000

Supplemental disclosures for cash flow information:
Cash refunded during the year for income taxes	$112,000	$-

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$-	$35,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
Notes To Financial Statements
(Unaudited)

1.
Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) is a leading provider of in-store and digital advertising solutions to consumer-packaged goods (“CPG”) manufacturers, retailers, shopper marketing agencies and brokerages. The Company operates in a single reportable segment. The Company’s leadership and employees have extensive industry knowledge with direct experience in both CPG manufacturers and retailers. The Company provides marketing solutions to CPG manufacturers spanning from some of the largest multinationals to new and emerging brands.

Basis of Presentation. The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to financial statements included in our financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Inventories. Inventories are primarily comprised of sign cards and hardware. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method, and consisted of the following as of the dates indicated:

	March 31,	December 31,
	2020	2019
Raw materials	$45,000	$47,000
Work-in-process	11,000	16,000
Finished goods	257,000	259,000
	$313,000	$322,000

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	March 31,	December 31,
	2020	2019
Property and Equipment:
Production tooling, machinery and equipment	$3,685,000	$3,685,000
Office furniture and fixtures	425,000	393,000
Computer equipment and software	1,426,000	1,426,000
	5,536,000	5,504,000
Accumulated depreciation and amortization	(5,040,000)	(4,955,000)
Net Property and Equipment	$496,000	$549,000

Depreciation expense was approximately $85,000 and $181,000 in the three months ended March 31, 2020 and 2019, respectively.

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

During the three months ended March 31, 2020 and 2019, no stock option awards were granted by the Company.

During the three months ended March 31, 2020 and 2019, no restricted stock units were issued by the Company.

The Company estimated the fair value of stock-based awards granted during the three months ended March 31, 2020, under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 years, expected volatility of 58.5%, dividend yield of 0% and risk-free interest rate of 1.56%.

The Company recorded total stock-based compensation expense of $49,000 and $138,000 for the three months ended March 31, 2020 and 2019, respectively.

Net Loss per Share. Basic net loss per share is computed by dividing net loss by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net loss per share gives effect to all diluted potential common shares outstanding during the period.

Due to the net loss incurred during the three months ended March 31, 2020 and 2019 all outstanding stock options were anti-dilutive for the periods.

Weighted average common shares outstanding for the three months ended March 31, 2020 and 2019 were as follows:

Three months ended March 31	2020	2019
Denominator for basic net loss per share - weighted average shares	12,066,000	11,856,000
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	—	—
Denominator for diluted net loss per share - weighted average shares	12,066,000	11,856,000

2.
Investments. As of March 31, 2020, the Company did not have any investments. During 2019, the Company had invested its excess cash in debt securities, with an average maturity of approximately six months, and were classified as held to maturity within current assets in accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments – Debt and Equity Securities.”

3.
Revenue Recognition. Under Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“Topic 606”), revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including noncash consideration, consideration paid or payable to a customer and significant financing components. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer, as further described below under “Performance Obligations.”

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

Each of the individual activities under the Company’s services, including production activities, are inputs to an integrated sign display service. Customers receive and consume the benefits from the promotional displays over the duration of the contracted display cycle. Additionally, the display of the signs does not have an alternative use to the Company and the Company has an enforceable right to payment for services performed to date. As a result, the Company recognizes the transaction price for its Point-Of-Purchase Services (POPS®) service performance obligations as revenue over time. Given the nature of the Company’s performance obligations is to provide a display service over the duration of a specified period or periods, the Company recognizes revenue on a straight-line basis over the display service period as it best reflects the timing of transfer of its POPS services.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

	Three months ended March 31, 2020
	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$3,344,000	$-	$3,344,000
Products and services transferred at a point in time	1,092,000	246,000	1,338,000
Total	$4,436,000	$246,000	$4,682,000

	Three months ended March 31, 2019
	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$3,555,000	$-	$3,555,000
Products and services transferred at a point in time	1,084,000	501,000	1,585,000
Total	$4,639,000	$501,000	$5,140,000

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

 Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2019	$140,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(140,000)
Cash received in advance and not recognized as revenue	350,000
Balance at March 31, 2020	$350,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of its performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. At March 31, 2020, there were no contracts with an expected duration of greater than one year.

4.
Selling Arrangement. In 2011, the Company paid News America Marketing In-Store, LLC (News America) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 was being amortized over the 10-year term of the arrangement. In 2019, the Company accelerated the amortization based on the anticipated recovery period over the remaining term of the contract due to the loss of a significant retailer that exited the Company’s retailer network in the first half of 2019 as a result of competitive pressures. During the three months ended March 31, 2020 the impact of COVID-19 was determinded to be a triggering event requiring an impairment review. The Company determined the asset was impaired based upon continued revenue declines driven by changes in market conditions due to COVID-19 within the stores that this agreement affords the Company access to. As a result, an impairment of $159,000 was recognized as of March 31, 2020. The Company also shortened the useful life of the underlying asset from March 31, 2021 to December 31, 2020 and will record remaining amortization expense on a straight-line basis over the remainder of 2020. Amortization expense without the impairment was $61,000 and $150,000 in the three months ended March 31, 2020 and 2019, respectively. Amortization expense is expected to be $97,000 for the remainder of 2020. The net carrying amount of the selling arrangement as of March 31, 2020 is $97,000 and is recorded within other assets on the Company’s balance sheet.

5.
Income Taxes. For the three months ended March 31, 2020, the Company recorded income tax benefit of $222,000, or 20.5% of loss before taxes. For the three months ended March 31, 2019, the Company recorded income tax benefit of $204,000, or 15.7% of loss before taxes. The income tax benefit for the three months ended March 31, 2020 and 2019 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2020 and 2019 effective tax rates and the statutory federal rate are nondeductible stock-based compensation, nondeductible meals and entertainment and increases in the Company’s valuation allowance against its deferred tax assets. In addition, for the three months ended March 31, 2020, the Company recognized a decrease in its valuation allowance against certain net operating losses which the Company now expects to be able to carry back to prior years with respect to federal income taxes.

The Company reassesses its effective tax rate each reporting period and adjusts the annual effective tax rate if deemed necessary, based on projected annual taxable income (loss).

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of enacted tax laws. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustment to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. At March 31, 2020 and December 31, 2019, the Company had a valuation allowance of approximately $886,000 and $848,000, respectively, against its entire deferred tax asset because the Company does not believe it is more likely than not that it will realize its deferred tax asset.

As of March 31, 2020, and December 31, 2019, the Company had unrecognized tax benefits totaling $652,000 and $643,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $652,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2020.

On March 27, 2020, Congress passed the Coronavirus Aid, Relief and Economic Security (CARES) Act. The CARES Act, among other provisions, allows for companies to carry back federal net operating losses (NOLs) generated in 2018, 2019 and 2020 for up to five years for refunds of federal taxes paid. This provision created an opportunity for the Company to utilize NOLs not previously expected to be utilized. Thus, the Company has reversed approximately $215,000 of its valuation allowance against the NOLs in its deferred tax assets which the Company will carry back for a refund of federal taxes paid. As the Company expects to receive the tax refund from the ability to carry back the NOL’s within the next 12 months, this discrete benefit has been recorded within income taxes receivable on the balance sheet. In addition, to the $215,000 recognized, an additional $17,000 was also included as a discrete tax benefit for the quarter and included in income taxes receivable related to the NOL carry back due to differences in the federal tax rate utilized for the deferred tax asset compared to the rates in effect for the years in which the NOL is being carried back.

6.
Concentrations. During the three months ended March 31, 2020, one customer accounted for 16% of the Company’s total net sales. During the three months ended March 31, 2019, one customer accounted for 16% of the Company’s total net sales. At March 31, 2020, two customers represented 15% and 10% of the Company’s total accounts receivable. At December 31, 2019, four customers represented 17%, 12%, 12% and 10%, respectively of the Company’s total accounts receivable.

Although there are a number of customers that the Company sells to, the loss of a major customer could adversely affect operating results. Additionally, the loss of a major retailer from the Company’s retail network could further adversely affect operating results.

7.
Share Repurchases.  On April 5, 2018, the Board authorized the repurchase of up to $3,000,000 of the Company’s common stock on or before March 31, 2020. The plan allowed the repurchases to be made in open market or privately negotiated transactions. The plan did not obligate the Company to repurchase any particular number of shares and may be suspended at any time at the Company’s discretion. During the three months ended March 31, 2020 and 2019, the Company did not repurchase any shares.

8.
Legal Proceedings.  In July 2019, the Company brought suit against News America in the U.S. District Court in Minnesota, alleging violations of federal and state antitrust and tort laws by News America. The complaint alleges that News America has monopolized the national market for third-party in-store advertising and promotion products and services through various wrongful acts designed to harm the Company, its last significant competitor. The suit seeks, among other relief, an injunction sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to our Company.

In August 2019, News America filed an answer and counterclaim. In October 2019, News America moved for a judgment on the pleadings. Management believes that the counterclaim is without merit, and the Company filed a response brief on November 11, 2019. The Company also moved to dismiss the counterclaim against us. The Court heard oral arguments from both parties on January 14, 2020, subsequently denied both motions. Further dispositive motions on News America's counterclaim are due by June 15, 2020.

Discovery is underway and trial has been scheduled for December 2021. Due to the early nature of these proceedings, the Company is unable to determine the likelihood of an unfavorable outcome or estimate any potential resulting liability at this time.

9.
Subsequent Events.  On April 22, 2020, the Company entered into a promissory note (the “Note”) with Alerus Financial, N.A. The Note evidences a loan to the Company in the amount of $1,054,200 pursuant to the Paycheck Protection Program (the “PPP”) of the CARES Act administered by the U.S. Small Business Administration (the “SBA”).

In accordance with the requirements of the CARES Act, the Company expects to use the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs, rent and utility costs, as further detailed in the CARES Act and applicable guidance issued by the SBA. Interest will accrue on the outstanding balance of the Note at a rate of 1.00% per annum. However, the Company expects to apply for forgiveness of up to all amounts due under the Note, in an amount equal to the sum of qualified expenses under the PPP during the eight weeks following disbursement. Notwithstanding the Company’s eligibility to apply for forgiveness, no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the Note.

Subject to any forgiveness granted under the PPP, the Note is scheduled to mature on April 22, 2022 and requires 18 equal monthly payments of principal and interest beginning November 22, 2020. The Note may be prepaid at any time prior to maturity with no prepayment penalties. The Note provides for customary events of default, including, among others, those relating to failure to make payments, bankruptcy, breaches of representations, significant changes in ownership, and material adverse effects. The Company’s obligations under the Note are not secured by any collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q and the “Risk Factors” described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our Current Reports on Form 8-K and our other SEC filings.

Company Overview

Insignia Systems, Inc. (“Insignia,” “we,” “us,” “our” and the “Company”) is a leading provider of in-store and digital advertising solutions to consumer-packaged goods (“CPG”) manufacturers, retailers, shopper marketing agencies and brokerages. We believe our products and services are attractive to our customers because of our speed to market, ability to customize our solutions down to store level and the results our solutions deliver. Our leadership and employees have extensive industry knowledge, including direct experience through former positions at CPG manufacturers and retailers. We provide marketing solutions to CPG manufacturers spanning from some of the largest multinationals to new and emerging brands.

Our relationships with retailers are forged through our retailer-centric mindset, ability to create solutions specific to their objectives to achieve overall executional excellence and incremental revenue lift, and ability to integrate both retailer and CPG manufacturer messaging into our solutions. Our in-store solutions execute programs in retailers spanning from some of the largest national retailers to regional US wholesalers and independents who are leaders in their respective channels and geographies.

Our relationships with shopper marketing agencies and brokerages continue to grow through our agility, responsiveness, custom production and execution capabilities, and our overall customer service in responding to their needs.

Historically, our primary solution has been the Point-Of-Purchase Services (POPS®). The Insignia POPS solution is a national, account-specific, shelf-edge advertising and promotion tactic. External and internal testing has validated the solution can deliver incremental sales for the featured brand. Participation in the POPS solution allows CPG manufacturers to deliver vital product information to consumers at the point-of-purchase, and to leverage the local retailer brand and store-specific prices to provide an innovative “call to action” that draws attention to the featured brand and triggers a purchase decision. CPG manufacturers benefit from our nimble operational capabilities, which include short lead times, in-house graphic design capabilities and post-program analytics.

Over the past couple years, we have developed and now offer on-pack, merchandising and digital solutions in addition to our core business of in-store signage solutions. Our expanded portfolio allows us to more completely meet the needs of CPG manufacturers, retailers and their agents as their business strategies evolve behind an ever-changing retail landscape.

Impacts and Potential Future Impacts of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to adversely affect our business for an indefinite period. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. While we have been able to continue to operate and maintain our continuity with our clients by working remotely, the retail landscape in which our CPG manufacturers and retailers operate has changed substantially, as has our ability to execute programs due to both limited access to our retailers and reduced levels of staffing with our execution partners. The financial impact of COVID-19 through the end of the first quarter was minimal. Our future bookings for 2020 have been negatively impacted and may continue to be negatively impacted until the COVID-19 pandemic moderates. Factors deriving from the COVID-19 response that have impacted or we believe are likely to negatively impact sales and operating results in the future include, but are not limited to: reduced or delayed levels of CPG spending; reduced levels of staffing with our execution partners; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; and limitations on the ability of our customers to pay us on a timely basis.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe that it is important to share where our company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses.

Business Overview

Summary of Financial Results

For the quarter ended March 31, 2020, the Company generated revenues of $4,682,000, as compared with revenues of $5,140,000 for the quarter ended March 31, 2019. Net loss for the quarter ended March 31, 2020 was $863,000, as compared to a net loss of $1,096,000 for the quarter ended March 31, 2019. We expect ongoing competitive pressure and COVID-19 to challenge our business results for the remainder of 2020, however we are diligently pursuing a variety of efforts around innovation, client acquisition and retailer expansion.

During the quarter ended March 31, 2020, cash and cash equivalents increased $245,000 from $7,510,000 at December 31, 2019, to $7,755,000 at March 31, 2020. The increase was primarily driven by accounts receivable collections. The Company had no debt other than its lease obligations as of March 31, 2020.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Condensed Statements of Operations as a percentage of total net sales.

Net sales	100.0%	100.0%
Cost of sales	79.3	84.9
Gross profit	20.7	15.1
Operating expenses:
Selling	15.4	14.4
Marketing	7.8	12.9
General and administrative	21.2	13.8
Total operating expenses	44.4	41.1
Operating loss	(23.7)	(26.0)
Other income	0.5	0.7
Loss before taxes	(23.2)	(25.3)
Income tax benefit	(4.8)	(4.0)
Net loss	(18.4)%	(21.3)%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net Sales. Net sales for the three months ended March 31, 2020 decreased 8.9% to $4,682,000 compared to $5,140,000 for the three months ended March 31, 2019.

Service revenues for the three months ended March 31, 2020 decreased 4.4% to $4,436,000 compared to $4,639,000 for the three months ended March 31, 2019. The decrease was due to 21.4% decrease in POPS solutions revenue, partially offset by a 28.7% increase in innovation initiatives revenue. The decrease in POPS solutions revenue was primarily due to a decrease in the number of signs placed and a decrease in average price per sign, which was due to competitive pressures and the loss of a significant retailer that took place in the first half of 2019.

Product revenues for the three months ended March 31, 2020 decreased 50.9% to $246,000 compared to $501,000 for the three months ended March 31, 2019. The decrease was primarily due to the loss of two customers due to bankruptcy and lower customer demand.

 Gross Profit. Gross profit for the three months ended March 31, 2020 increased 25.2% to $969,000, inclusive of $159,000 impairment charge, compared to $774,000 for the three months ended March 31, 2019. Gross profit as a percentage of total net sales increased to 20.7% for the three months ended March 31, 2020, compared to 15.1% for the three months ended March 31, 2019.

Service revenues. Gross profit from our service revenues for the three months ended March 31, 2020 increased 34.6% to $895,000 compared to $665,000 for the three months ended March 31, 2019. The increase in gross profit was primarily due to less fixed obligations to our retailers, improved margin rates from innovation initiatives and less depreciation due to an impairment taken on December 31, 2019.

The Company put into service the new IT operating infrastructure system in the second quarter of 2019, as a result, the Company incurred no development costs during the three months ended March 31, 2020, compared to approximately $118,000 for the three months ended March 31, 2019. The Company will continue to enhance the implemented software solutions to further support new product solutions

Gross profit as a percentage of service revenues for the three months ended March 31, 2020 increased to 20.2% compared to 14.3% for the three months ended March 31, 2019. The increase was primarily due to the factors described above.

Impairment Loss. Impairment loss for the three months ended March 31, 2020 was $159,000 driven by the impairment of the Company’s selling agreement with News America, a long-lived asset. The impairment charge is described further in footnote 4. There was no impairment loss during the three months ended March 31, 2019.

Product revenues. Gross profit from our product revenues for the three months ended March 31, 2020 decreased 32.1% to $74,000 compared to $109,000 for the three months ended March 31, 2019. The decrease was primarily due to decreased sales volume. Gross profit as a percentage of product revenues increased to 30.1% for the three months ended March 31, 2020 compared to 21.8% for the three months ended March 31, 2019, due to the mix of customers and products sold.

Operating Expenses

Selling. Selling expenses for the three months ended March 31, 2020 decreased 2.4% to $720,000 compared to $738,000 for the three months ended March 31, 2019. Decreased selling expense was primarily the result of decreased variable staff related expense. Selling expenses as a percentage of total net sales increased to 15.4% for the three months ended March 31, 2020 compared to 14.4% for the three months ended March 31, 2019. The increase was primarily due to decreased sales, partially offset by the factors described above.

Marketing. Marketing expenses for the three months ended March 31, 2020 decreased 45.1% to $365,000 compared to $665,000 for the three months ended March 31, 2019. Decreased marketing expense was primarily the result of decreased staffing and decreased consulting expenses.

Marketing expenses as a percentage of total net sales decreased to 7.8% for the three months ended March 31, 2020 compared to 12.9% for the three months ended March 31, 2019. The decrease was primarily due to the factors described above, partially offset by decreased sales.

General and administrative. General and administrative expenses for the three months ended March 31, 2020 increased 40.3% to $993,000 compared to $708,000 for the three months ended March 31, 2019. The increase was primarily due to litigation expenses and collection of reserved accounts receivable balance that occurred in the first three months ended March 31, 2019.

General and administrative expenses as a percentage of total net sales increased to 21.2% for the three months ended March 31, 2020 compared to 13.8% for the three months ended March 31, 2019. The increase was primarily due to the factors described above and due to decreased sales.

Other Income. Other income for the three months ended March 31, 2020 decreased to $24,000 compared to $37,000 for the three months ended March 31, 2019.

Income Taxes.  For the three months ended March 31, 2020, the Company recorded income tax benefit of $222,000, or 20.5% of loss before taxes. For the three months ended March 31, 2019, the Company recorded income tax benefit of $204,000, or 15.7% of loss before taxes. The income tax benefit for the three months ended March 31, 2020 and 2019 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2020 and 2019 effective tax rates and the statutory federal rate are nondeductible stock-based compensation, nondeductible meals and entertainment as well as an increase in the Company’s valuation allowance against its deferred tax assets. In addition, for the three months ended March 31, 2020, the Company recognized a decrease in its valuation allowance against certain net operating losses carried forward for federal income tax purposes, which the Company now expects to be able to carry back to prior years and seek a refund of federal taxes paid.

The Company reassesses its effective tax rate each reporting period and adjusts the annual effective tax rate if deemed necessary, based on projected annual taxable income (loss).

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

As a result of the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of its deferred tax assets have become unfavorable. Management has considered positive and negative evidence for the potential utilization of the deferred tax assets and has concluded that it is more likely than not that Company will not realize the full amount of its net deferred tax assets. At March 31, 2020 and December 31, 2019, the Company had a valuation allowance of approximately $886,000 and $848,000, respectively, against its entire deferred tax asset because the Company does not believe it is more likely than not that it will realize its deferred tax asset.

On March 27, 2020, Congress passed the Coronavirus Aid, Relief and Economic Security (CARES) Act. The CARES Act, among other provisions, allows for companies to carry back federal net operating losses (NOLs) generated in 2018, 2019 and 2020 for up to five years for refunds of federal taxes paid. This provision created an opportunity for the Company to utilize NOLs not previously expected to be utilized. Thus, the Company has reversed approximately $215,000 of its valuation allowance against the NOLs in its deferred tax assets which the Company will carry back for a refund of federal taxes paid. As the Company expects to receive the tax refund from the ability to carry back the NOL’s within the next 12 months, this discrete benefit has been recorded within income taxes receivable on the balance sheet. In addition, to the $215,000 recognized, an additional $17,000 was also included as a discrete tax benefit for the quarter and included in income taxes receivable related to the NOL carry back due to differences in the federal tax rate utilized for the deferred tax asset compared to the rates in effect for the years in which the NOL is being carried back.

Net Loss. For the reasons stated above, net loss for the three months ended March 31, 2020 was $863,000, compared to a net loss of $1,096,000 for the three months ending March 31, 2019.

Liquidity and Capital Resources

The Company historically has financed its operations with proceeds from stock sales and sales of its services and products. At March 31, 2020, working capital was $10,863,000 (defined as current assets less current liabilities) compared to $11,395,000 at December 31, 2019. During the three months ended March 31, 2020, cash and cash equivalents increased $245,000 from $7,510,000 at December 31, 2019, to $7,755,000 at March 31, 2020. Subsequent to March 31, 2020 the company received $1,054,200 pursuant to the PPP of the CARES Act administered by the U.S. SBA.

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2020, was $257,000. Net loss of $863,000, plus non-cash adjustments of $365,000, plus changes in operating assets and liabilities of $755,000 resulted in the $257,000 of cash provided by operating activities. The largest component of the change in operating assets and liabilities was accounts receivable which decreased $1,351,000, which will fluctuate based on normal business conditions, and partially reflects lower sales in the quarter. The non-cash adjustments consisted of depreciation and amortization expense, impairment loss, changes in allowance for doubtful accounts, and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities. Net cash used in investing activities during the three months ended March 31, 2020 was $32,000. This was primarily related to the purchase of property and equipment.

Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2020 was $20,000, which related to proceeds received from issuance of common stock under the employee stock purchase plan.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2019, included in our Form 10-K filed with the Securities and Exchange Commission on March 10, 2020. We believe our most critical accounting policies and estimates include the following:

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

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (i) the impacts of the COVID-19 pandemic; (ii) the risk that management may be unable to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (iii) the risk that the Company will not be able to develop and implement new product offerings, including mobile, digital or other new offerings, in a successful manner; (iv) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with retailers and consumer packaged goods manufacturers; (v) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions, the effect of current sales trends on fiscal year 2020 results and the benefit of our relationship with News America; (vi) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a consumer packaged goods manufacturer, retailer, or News America; (vii) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally; (viii) our ability to successfully implement our new IT operating infrastructure; and (ix) our ability to attract and retain highly qualified managerial, operational and sales personnel. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q, and any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a – 15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, management identified a material weakness in our internal control over financial reporting which was also disclosed in our Annual Report on the Form 10-K. As a result of this material weakness, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the first quarter of 2020 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Implemented or Planned Remedial Actions in Response to Material Weaknesses

To address the previously identified material weakness, we are in the process of implementing new review controls to assess the long-lived asset impairment analyses to ensure they are completed in a timely manner and in enough detail to operate at a sufficient level of precision to identify improper assumptions.

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

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings

In July 2019, the Company brought suit against News America in the U.S. District Court in Minnesota, alleging violations of federal and state antitrust and tort laws by News America. The complaint alleges that News America has monopolized the national market for third-party in-store advertising and promotion products and services through various wrongful acts designed to harm the Company, its last significant competitor. The suit seeks, among other relief, an injunction sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to our Company.

In August 2019, News America filed an answer and counterclaim. In October 2019, News America moved for a judgment on the pleadings. Management believes that the counterclaim is without merit, and the Company filed a response brief on November 11, 2019. The Company also moved to dismiss the counterclaim against us. The Court heard oral arguments from both parties on January 14, 2020, subsequently denied both motions. Further dispositive motions on News America’s counterclaim are due by June 15, 2020.

Discovery is underway and trial has been scheduled for December 2021. Due to the early nature of these proceedings, the Company is unable to determine the likelihood of an unfavorable outcome or estimate any potential resulting liability at this time.

Such litigation may be costly and the amount of legal expense that will be incurred in connection with the foregoing legal proceedings may be significant through the remainder of 2020 and beyond.

Item 1A.
Risk Factors

The Negative Effects of the COVID-19 Pandemic on the Markets in which We Compete and Our Business May Remain Significant for the Foreseeable Future

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business.  The present coronavirus (or COVID-19) pandemic began to impact our operations late in the first quarter of 2020 and is likely to continue to affect our business, including as government authorities impose mandatory closures, work-from-home orders and social distancing protocols, and seek voluntary facility closures or impose other restrictions. While we have been able to continue to operate, the retail landscape in which our customers operate has changed substantially, as has our ability to execute programs due to both limited access to your retailers and reduced levels of staffing with our execution partners. Our future bookings for 2020 have been negatively impacted and may continue to be negatively impacted until the COVID-19 pandemic moderates. Factors deriving from the COVID-19 response that have or we believe are likely to negatively impact sales and operating results in the future include, but are not limited to: reduced or delayed levels of CPG spending; reduced levels of staffing with our execution partners; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; and limitations on the ability of our customers to pay us on a timely basis. As we cannot predict the duration or scope of the COVID-19 pandemic, the anticipated negative financial impact to our operating results cannot be reasonably estimated, but could be material and last for an extended period of time.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2018, the Board of Directors authorized the repurchase of up to $3,000,000 of the Company’s common stock on or before March 31, 2020. The plan allowed the repurchases to be made in open market or privately negotiated transactions. The plan did not obligate the Company to repurchase any particular number of shares and may be suspended at any time at the Company’s discretion. During the three months ended March 31, 2020, there was no share repurchase activity.

Item 3.
Defaults upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

None.

Item 6.
Exhibits

Exhibit Number	Description	Method of Filing

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008 (incorporated by reference to Exhibit 3.1 to annual report on Form 10-K for the year ended December 31, 2015)	Incorporated by Reference

3.2	Composite Bylaws of Registrant, as amended through December 5, 2015 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2015)	Incorporated by Reference

10.1	Promissory Note with Alerus Financial, N.A., dated April 22, 2020	Exhibit 10.1 of the Registrant’s Form 8-K filed April 28, 2020

31.1	Certification of Principal Executive Officer	Filed Electronically

31.2	Certification of Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Financial Statements.
Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.
(Registrant)

Dated: May 14, 2020	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant)

Dated: May 14, 2020	/s/ Jeffrey A. Jagerson
Jeffrey A. Jagerson
Chief Financial Officer and Treasurer
(principal financial and accounting officer)