Form 10-Q
period 2020-06-30
INSIGNIA SYSTEMS INC/MN
filed 2020-08-11
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2020
or
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

Number of shares outstanding of Common Stock, $.01 par value, as of August 7, 2020 was 12,203,397.

Insignia Systems, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,974,000	$7,510,000
Accounts receivable, net	5,319,000	7,559,000
Inventories	312,000	322,000
Income tax receivable	247,000	126,000
Prepaid expenses and other	484,000	375,000
Total Current Assets	14,336,000	15,892,000

Other Assets:
Property and equipment, net	423,000	549,000
Operating lease right-of-use assets	108,000	177,000
Other, net	116,000	372,000

Total Assets	$14,983,000	$16,990,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	2,206,000	3,036,000
Accrued liabilities:
Compensation	445,000	539,000
Other	597,000	570,000
Current portion of long-term debt	463,000	—
Current portion of operating lease liabilities	164,000	212,000
Deferred revenue	570,000	140,000
Total Current Liabilities	4,445,000	4,497,000

Long-Term Liabilities:
Accrued income taxes	660,000	643,000
Long-term debt	591,000	—
Operating lease liabilities	—	56,000
Total Long-Term Liabilities	1,251,000	699,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 12,136,000 at June 30, 2020 and 12,074,000 at December 31, 2019, respectively	121,000	121,000
Additional paid-in capital	16,062,000	15,934,000
Accumulated deficit	(6,896,000)	(4,261,000)
Total Shareholders' Equity	9,287,000	11,794,000

Total Liabilities and Shareholders' Equity	$14,983,000	$16,990,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Services revenues	$3,174,000	$5,435,000	$7,610,000	$10,074,000
Products revenues	214,000	407,000	460,000	908,000
Total Net Sales	3,388,000	5,842,000	8,070,000	10,982,000

Cost of services	2,807,000	4,044,000	6,189,000	8,018,000
Cost of goods sold	208,000	333,000	380,000	725,000
Impairment loss	—	—	159,000	—
Total Cost of Sales	3,015,000	4,377,000	6,728,000	8,743,000
Gross Profit	373,000	1,465,000	1,342,000	2,239,000

Operating Expenses:
Selling	927,000	693,000	1,647,000	1,431,000
Marketing	243,000	585,000	608,000	1,250,000
General and administrative	980,000	870,000	1,973,000	1,578,000
Total Operating Expenses	2,150,000	2,148,000	4,228,000	4,259,000
Operating Loss	(1,777,000)	(683,000)	(2,886,000)	(2,020,000)

Other income	16,000	30,000	40,000	67,000
Loss Before Taxes	(1,761,000)	(653,000)	(2,846,000)	(1,953,000)

Income tax expense (benefit)	11,000	(165,000)	(211,000)	(369,000)
Net Loss	$(1,772,000)	$(488,000)	$(2,635,000)	$(1,584,000)

Net loss per share:
Basic	$(0.15)	$(0.04)	$(0.22)	$(0.13)
Diluted	$(0.15)	$(0.04)	$(0.22)	$(0.13)

Shares used in calculation of net loss per share:
Basic	12,078,000	11,888,000	12,072,000	11,872,000
Diluted	12,078,000	11,888,000	12,072,000	11,872,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	12,074,000	$121,000	$15,934,000	$(4,261,000)	$11,794,000
Issuance of common stock, net	33,000	—	20,000	—	20,000
Value of stock-based compensation	—	—	49,000	—	49,000
Net loss	—	—	—	(863,000)	(863,000)

Balance at March 31, 2020	12,107,000	$121,000	$16,003,000	$(5,124,000)	$11,000,000
Value of stock-based compensation	—	—	59,000	—	59,000
Repurchase of common stock upon vesting of restricted stock units	29,000	—	—	—	—
Net loss	—	—	—	(1,772,000)	(1,772,000)
Balance at June 30, 2020	12,136,000	$121,000	$16,062,000	$(6,896,000)	$9,287,000

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2018	11,840,000	$118,000	$15,442,000	$760,000	$16,320,000
Issuance of common stock, net	107,000	1,000	107,000	—	108,000
Value of stock-based compensation	—	—	138,000	—	138,000
Net loss	—	—	—	(1,096,000)	(1,096,000)

Balance at March 31, 2019	11,947,000	$119,000	$15,687,000	$(336,000)	$15,470,000
Value of stock-based compensation	—	—	139,000	—	139,000
Repurchase of common stock upon vesting of restricted stock units	98,000	1,000	(10,000)		(9,000)
Net loss	—	—	—	(488,000)	(488,000)
Balance at June 30, 2019	12,045,000	$120,000	$15,816,000	$(824,000)	$15,112,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2020	2019
Operating Activities:
Net loss	$(2,635,000)	$(1,584,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267,000	742,000
Impairment loss	159,000	—
Changes in allowance for doubtful accounts	2,000	(2,000)
Deferred income tax benefit	—	(388,000)
Stock-based compensation expense	108,000	277,000
Accrued interest on held to maturity investments	—	(33,000)
Changes in operating assets and liabilities:
Accounts receivable	2,238,000	2,517,000
Inventories	10,000	(8,000)
Income tax receivable	(121,000)	(3,000)
Prepaid expenses and other	(109,000)	92,000
Accounts payable	(851,000)	(459,000)
Accrued liabilities	(67,000)	(1,924,000)
Income tax payable	17,000	15,000
Deferred revenue	430,000	134,000
Net cash used in operating activities	(552,000)	(624,000)

Investing Activities:
Purchases of property and equipment	(44,000)	(358,000)
Purchases of investments	—	(4,981,000)
Net cash used in investing activities	(44,000)	(5,339,000)

Financing Activities:
Proceeds from issuance of common stock, net	20,000	108,000
Repurchase of common stock upon vesting of restricted stock awards	—	(9,000)
Cash dividends paid ($0.70 per share)	(14,000)	(14,000)
Proceeds from PPP loan	1,054,000	—
Net cash provided by financing activities	1,060,000	85,000

Increase (decrease) in cash and cash equivalents	464,000	(5,878,000)

Cash and cash equivalents at beginning of period	7,510,000	10,160,000
Cash and cash equivalents at end of period	$7,974,000	$4,282,000

Supplemental disclosures for cash flow information:
Cash paid (refunded) during the period for income taxes	$(107,000)	$6,000

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

Basis of Presentation. The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company’s financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Inventories. Inventories are primarily comprised of sign cards and hardware. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method, and consisted of the following as of the dates indicated:

	June 30,	December 31,
	2020	2019
Raw materials	$43,000	$47,000
Work-in-process	12,000	16,000
Finished goods	257,000	259,000
	$312,000	$322,000

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	June 30,	December 31,
	2020	2019
Property and Equipment:
Production tooling, machinery and equipment	$3,685,000	$3,685,000
Office furniture and fixtures	425,000	393,000
Computer equipment and software	1,438,000	1,426,000
	5,548,000	5,504,000
Accumulated depreciation and amortization	(5,125,000)	(4,955,000)
Net Property and Equipment	$423,000	$549,000

Depreciation expense was approximately $85,000 and $170,000 in the three and six months ended June 30, 2020, respectively, and was $259,000 and $440,000 in the three and six months ended June 30, 2019, respectively.

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based payments at fair value. Restricted stock units and awards are valued at the closing market price of the Company’s stock as of the date of the grant. The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

During the six-month periods ended June 30, 2020 and 2019 no equity awards were issued by the Company. During the six months ended June 30, 2020 no restricted stock units were issued by the Company.

In June 2019, non-employee members of the Board of Directors received restricted stock grants totaling 70,755 shares pursuant to the 2018 Equity Incentive Plan (the “2018 Plan”). The shares underlying the awards were assigned a value of $1.06 per share, which was the closing price of the Company’s common stock on the date of grant, for a total grant date value of $75,000. The awards vested in full on the day immediately preceding the date of the 2020 annual shareholder meeting, July 29, 2020.

In June 2019, the Company also issued 8,370 shares of common stock in settlement of $9,000 of total deferred fees due to a non-employee director’s departure from the board. The Company’s non-employee directors are eligible to participate in a director deferred compensation plan, which allows a director to make voluntary deferrals of up to 100% of their annual cash retainers relating to board or committee chair service.

The Company estimated the fair value of stock-based awards granted during the six months ended June 30, 2020 under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 year, expected volatility of 58.5%, dividend yield of 0% and risk-free interest rate of 1.56%.

Total stock-based compensation expense recorded for the three and six months ended June 30, 2020 was $59,000 and $108,000, respectively, and for the three and six months ended June 30, 2019 was $139,000 and $277,000, respectively.

Net Loss per Share. Basic net loss per share is computed by dividing net loss by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net loss per share gives effect to all diluted potential common shares outstanding during the period.

Due to the net loss incurred during the three and six months ended June 30, 2020 and 2019 all outstanding stock options were anti-dilutive for those periods.

Weighted average common shares outstanding for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Denominator for basic net loss per share - weighted average shares	12,078,000	11,888,000	12,072,000	11,872,000
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—	—
Denominator for diluted net loss per share - weighted average shares	12,078,000	11,888,000	12,072,000	11,872,000

2.
Investments. As of June 30, 2020, the Company did not have any investments. During 2019, the Company had invested its excess cash in debt securities, with an average maturity of approximately six months, and the debt securities were classified as held to maturity within current assets in accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments – Debt and Equity Securities.”

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

Other Service Revenues. The Company also supplies CPG manufacturers with other retailer approved promotional services and sign solutions. These services are more customized than the POPS solutions program, consisting of variable durations and variable specifications. Due to the variable nature of these services, revenue recognition is a mix of over-time and point in time recognition.

Products.  The Company also sells custom print solutions directly to its customers. Each such product is a distinct performance obligation. Revenue is recognized at a point in time upon shipment, when control of the goods transfers to the customer.

Disaggregation of Revenue

In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

	Three months ended June 30, 2020			Six months ended June 30, 2020
	Services Revenues	Products Revenue	Total Revenue	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$2,018,000	$-	$2,018,000	$5,361,000	$-	$5,361,000
Products and services transferred at a point in time	1,156,000	214,000	1,370,000	2,249,000	460,000	2,709,000
Total	$3,174,000	$214,000	$3,388,000	$7,610,000	$460,000	$8,070,000

	Three months ended June 30, 2019			Six months ended June 30, 2019
	Services Revenues	Products Revenue	Total Revenue	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$4,144,000	$-	$4,144,000	$7,699,000	$-	$7,699,000
Products and services transferred at a point in time	1,291,000	407,000	1,698,000	2,375,000	908,000	3,283,000
Total	$5,435,000	$407,000	$5,842,000	$10,074,000	$908,000	$10,982,000

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

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2019	$140,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(140,000)
Cash received in advance and not recognized as revenue	570,000
Balance at June 30, 2020	$570,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of its performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. At June 30, 2020 there were no contracts with an expected duration of greater than one year.

4.
Selling Arrangement. In 2011, the Company paid to News America Marketing In-Store, L.L.C. (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 was being amortized over the 10-year term of the arrangement. In 2019, the Company accelerated the amortization based on the anticipated recovery period over the remaining term of the contract due to the loss of a significant retailer that exited the Company’s retailer network in the first half of 2019 as a result of competitive pressures. During the three months ended March 31, 2020 the impact of COVID-19 was determined to be a triggering event requiring an impairment review. The Company determined the asset was impaired based upon continued revenue declines driven by changes in market conditions due to COVID-19 within the stores that this agreement affords the Company access to. As a result, an impairment of $159,000 was recognized as of March 31, 2020. The Company also shortened the useful life of the underlying asset from March 31, 2021 to December 31, 2020 and will record remaining amortization expense on a straight-line basis over the remainder of 2020. Amortization expense without the impairment was $36,000 and $97,000 in the three and six months ended June 30, 2020 and $150,000 and $300,000 in the three and six months ended June 30, 2019. Amortization expense is expected to be $64,000 for the remainder of 2020. The net carrying amount of the selling arrangement as of June 30, 2020 is $64,000 and is recorded within other assets on the Company’s balance sheet.

5.
Income Taxes. For the three and six months ended June 30, 2020, the Company recorded income tax expense of $11,000 and an income tax benefit of $211,000, respectively, or (0.6)% and 7.4% of loss before taxes, respectively. For the three and six months ended June 30, 2019, the Company recorded income tax benefit of $165,000 and $369,000, or 25.3% and 18.9% of loss before taxes, respectively. The income tax benefit or expense for the three and six months ended June 30, 2020 and 2019 is comprised of federal and state taxes. The primary differences between the Company’s June 30, 2020 and 2019 effective tax rates and the statutory federal rate are expenses related to stock-based compensation, nondeductible meals and entertainment, and increases in the Company’s valuation allowance against its deferred tax assets. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss). In addition, in the first quarter of 2020, the Company recognized a decrease in its valuation allowance against certain net operating losses which the Company now expects to be able to carry back to prior years with respect to federal income taxes.

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of enacted tax laws. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustment to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. At June 30, 2020 and December 31, 2019, the Company had a valuation allowance of approximately $1,295,000 and $848,000, respectively, against its entire deferred tax asset because the Company does not believe it is more likely than not that it will realize its deferred tax asset.

As of June 30, 2020, and December 31, 2019, the Company had unrecognized tax benefits totaling $660,000 and $643,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $660,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest is not expected to change significantly in 2020.

In March 2020, Congress passed the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The CARES Act, among other provisions, allows for companies to carry back federal net operating losses (“NOLs”) generated in 2018, 2019 and 2020 for up to five years for refunds of federal taxes paid. This provision created an opportunity for the Company to utilize NOLs not previously expected to be utilized. Thus, the Company has reversed approximately $215,000 of its valuation allowance against the NOLs in its deferred tax assets which the Company will carry back for a refund of federal taxes paid. As the Company expects to receive the tax refund from the ability to carry back the NOLs within the next 12 months, this discrete benefit has been recorded within income taxes receivable on the balance sheet. In addition, to the $215,000 recognized, an additional $17,000 was also included as a discrete tax benefit for the quarter and included in income taxes receivable related to the NOL carry back due to differences in the federal tax rate utilized for the deferred tax asset compared to the rates in effect for the years in which the NOL is being carried back.

6.
Concentrations. During the six months ended June 30, 2020, one customer accounted for 18% of the Company’s total net sales. During the six months ended June 30, 2019, two customers accounted for 15% and 12% respectively, of the Company’s total net sales. At June 30, 2020, three customers represented 14%, 14% and 10%, respectively of the Company’s total accounts receivable. At December 31, 2019, four customers represented 17%, 12%, 12% and 10%, respectively, of the Company’s total accounts receivable.

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

In August 2019, News America filed an answer and counterclaim. In October 2019, News America moved for a judgment on the pleadings. Management believes that the counterclaim is without merit, and the Company filed a response brief on November 11, 2019. The Company also moved to dismiss the counterclaim against us. The court heard oral arguments from both parties on January 14, 2020, subsequently denied both motions. On July 10, 2020 the parties cross-moved for summary judgment on the counterclaim. Briefing on the motions is due by August 14, 2020.

Discovery is underway and trial has been scheduled for December 2021. Due to the early nature of these proceedings, the Company is unable to determine the likelihood of an unfavorable outcome or estimate any potential resulting liability at this time.

8.
Loan.  In April 2020, the Company entered into a promissory note (the “Note”) with Alerus Financial, N.A. The Note evidences a loan to the Company in the amount of $1,054,000 pursuant to the Paycheck Protection Program (the “PPP”) of the CARES Act administered by the U.S. Small Business Administration (the “SBA”).

In accordance with the requirements of the CARES Act, the Company expects to use the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs, rent and utility costs, as further detailed in the CARES Act and applicable guidance issued by the SBA. Interest will accrue on the outstanding balance of the Note at a rate of 1.00% per annum. However, the Company expects to apply for forgiveness of up to all amounts due under the Note, in an amount equal to the sum of qualified expenses under the PPP during the twenty-four weeks following disbursement. Notwithstanding the Company’s eligibility to apply for forgiveness, no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the Note.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere, including Part II, Item 1A, in this Quarterly Report on Form 10-Q and the “Risk Factors” described in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our Current Reports on Form 8-K and our other SEC filings.

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

Impacts and Potential Future Impacts of COVID-19 on Our Business

The COVID-19 pandemic has significantly and adversely impacted our operations and the operations of our CPG customers and retailers as a result of quarantines, illnesses, and travel and logistics restrictions and it is likely to continue to adversely affect our business indefinitely. While we have continued to operate and maintain our continuity with our clients by working remotely, the retail landscape in which CPG manufacturers and retailers operate has changed substantially, as has our ability to execute programs due to both limited access to our retailers and reduced levels of staffing with our execution partners. The financial impact of COVID-19 during the second quarter has been significant as a large number of programs originally slated for execution in the second quarter were either cancelled or deferred to a future period. Our future bookings for 2020 have been negatively impacted and are likely to continue to be negatively impacted until the COVID-19 pandemic moderates. Factors deriving from the COVID-19 response that have impacted or we believe are likely to negatively impact sales and operating results in the future include, but are not limited to: reduced or delayed levels of CPG spending; reduced levels of staffing with our execution partners; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; and limitations on the ability of our customers to pay us on a timely basis. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts on our business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, we cannot reasonably estimate the full extent of the impact on our results of operation and financial condition.

We continue to monitor our liquidity, including frequent cost and spending assessments and reductions across our organization. In April 2020, we received a loan in the amount of $1,054,000 pursuant to the Paycheck Protection Program (“PPP”), which is further discussed under “Liquidity and Capital Resources” below.

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

Business Overview

Summary of Financial Results

For the quarter ended June 30, 2020, net sales were $3,388,000, compared to net sales of $5,842,000 for the quarter ended June 30, 2019. For the six months ended June 30, 2020, net sales were $8,070,000, compared to net sales of $10,982,000 in the six months ended June 30, 2019. Net loss for the quarter ended June 30, 2020 was $1,772,000, as compared to a net loss of $488,000 for the quarter ended June 30, 2019.

Net loss for the six months ended June 30, 2020 was $2,635,000, as compared to a net loss of $1,584,000 for the six months ended June 30, 2019. Competitive pressure caused changes in our retail and CPG networks during 2020 and 2019, including the exit of a significant retailer from our network during the first half of 2019, and has continued to adversely impact our results compared to prior periods. We expect ongoing competitive pressure, in addition to the impacts of the COVID-19 pandemic, to challenge our business results for the remainder of the year. We are pursuing a variety of efforts designed to drive innovation, client acquisitions and retailer expansions.

During the six months ended June 30, 2020, cash and cash equivalents increased by $464,000 from $7,510,000 at December 31, 2019, to $7,974,000 at June 30, 2020. The increase was primarily driven by accounts receivable collections and proceeds from the PPP loan. The Company had no debt other than its lease obligations and the PPP loan as of June 30, 2020.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Condensed Statements of Operations as a percentage of total net sales.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.0	74.9	83.4	79.6
Gross profit	11.0	25.1	16.6	20.4
Operating expenses:
Selling	27.3	11.9	20.5	13.0
Marketing	7.2	10.0	7.5	11.4
General and administrative	28.9	14.9	24.4	14.4
Total operating expenses	63.4	36.8	52.4	38.8
Operating loss	(52.4)	(11.7)	(35.8)	(18.4)
Other income	0.4	0.5	0.5	0.6
Loss before taxes	(52.0)	(11.2)	(35.3)	(17.8)
Income tax expense (benefit)	0.3	(2.8)	(2.6)	(3.4)
Net loss	(52.3)%	(8.4)%	(32.7)%	(14.4)%

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

Net Sales. Net sales for the three months ended June 30, 2020 decreased 42.0% to $3,388,000 compared to $5,842,000 for the three months ended June 30, 2019. Net sales for the six months ended June 30, 2020 decreased 26.5% to $8,070,000 compared to $10,982,000 for the six months ended June 30, 2019.

Service revenues. Service revenues for the three months ended June 30, 2020 decreased 41.6% to $3,174,000 compared to $5,435,000 for the three months ended June 30, 2019. Service revenues for the six months ended June 30, 2020 decreased 24.5% to $7,610,000 compared to $10,074,000 for the six months ended June 30, 2019. The decreases were due to 54.6% and 38.2% decreases in POPS solution revenue for the three and six months ended June 30, 2020, respectively, in addition to decreases of 23.7% and 2.3% in innovation solutions revenue for the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2020, the COVID-19 pandemic significantly impacted both POPS and innovation solutions revenue. COVID-19 has resulted in both reduced and delayed spending from our CPGs as well as the deferral of some programs to undetermined future periods. Further, efforts to mitigate the COVID-19 pandemic have also reduced our ability to execute programs due to both limited access to our retailers and reduced levels of staffing with our execution partners. For the full six months ended June 30, 2020, the POPS solutions revenue was also significantly impacted by decreases in the number of signs placed and average price per sign due to existing competitive pressures and the loss of a significant retailer during the first half of 2019.

Product revenues. Product revenues for the three months ended June 30, 2020 decreased 47.4% to $214,000 compared to $407,000 for the three months ended June 30, 2019. Product revenues for the six months ended June 30, 2020 decreased 49.3% to $460,000 compared to $908,000 for the six months ended June 30, 2019. The decrease was primarily due to two customers entering bankruptcy and lower customer demand.

Gross Profit. Gross profit for the three months ended June 30, 2020 decreased 74.5% to $373,000 compared to $1,465,000 for the three months ended June 30, 2019. Gross profit as a percentage of total net sales decreased to 11.0% for the three months ended June 30, 2020 compared to 25.1% for the three months ended June 30, 2019. Gross profit for the six months ended June 30, 2020 decreased 40.1% to $1,342,000 compared to $2,239,000 for the six months ended June 30, 2019. Gross profit as a percentage of total net sales decreased to 16.6% for the six months ended June 30, 2020 compared to 20.4% for the six months ended June 30, 2019.

Service revenues. Gross profit from our service revenues for the three months ended June 30, 2020 decreased 73.6% to $367,000 compared to $1,391,000 for the three months ended June 30, 2019. The decrease in gross profit was primarily due to the decrease in POPS solution sales, as our gross profit is highly dependent on sales levels due to the relatively fixed nature of a portion of our payments to retailers. Decreased sales from innovation solutions also contributed to the decrease in gross profit, partially offset by improved margin rates from innovations solutions. Gross profit from our service revenue for the six months ended June 30, 2020 decreased 30.9% to $1,421,000 compared to $2,056,000 for the six months ended June 30, 2019. The decrease was primarily due to the factors described above, partially offset by reduced fixed obligations to our retailers and less depreciation due to impairment taken on December 31, 2019 and March 31, 2020.

The Company put into service the new IT operating infrastructure system in the second quarter of 2019, as a result, the Company incurred no development costs during the three and six months ended June 30, 2020, compared to approximately $75,000 and $193,000 for the three and six months ended June 30, 2019. The Company expects to continue to enhance the implemented software solutions to further support new product solutions.

Gross profit as a percentage of service revenues for the three months ended June 30, 2020 decreased to 11.6% compared to 25.6% for the three months ended June 30, 2019. Gross profit as a percentage of service revenues for the six months ended June 30, 2020 decreased to 18.7% compared to 20.4% for the six months ended June 30, 2019. The decreases for both periods were primarily due to the factors described above.

Impairment Loss. Impairment loss for the six months ended June 30, 2020 was $159,000 as a result of the impairment during the first quarter of the Company’s selling agreement with News America, a long-lived asset. The impairment charge is described further in Note 4. There was no impairment loss during the three months ended June 30, 2020 or the three and six months ended June 30, 2019.

Product revenues. Gross profit from our product revenues for the three months ended June 30, 2020 decreased 91.9% to $6,000 compared to $74,000 for the three months ended June 30, 2019. The decrease was primarily due to decreased sales volume. Gross profit from our product revenues for the six months ended June 30, 2020 decreased 56.3% to $80,000 compared to $183,000 for the six months ended June 30, 2019. The decrease was primarily due to decreased sales volume and changes in the mix of customers and products sold.

Gross profit as a percentage of product revenues decreased to 2.8% for the three months ended June 30, 2020 compared to 18.2% for the three months ended June 30, 2019. Gross profit as a percentage of product revenues was 17.4% for the six months ended June 30, 2020 compared to 20.2% for the six months ended June 30, 2019. The decreases for both periods were primarily due to the factors described above.

Operating Expenses

Selling. Selling expenses for the three months ended June 30, 2020 increased 33.8% to $927,000 compared to $693,000 for the three months ended June 30, 2019. The increase was primarily related to staff restructuring related expenses. Selling expenses for the six months ended June 30, 2020 increased 15.1% to $1,647,000 compared to $1,431,000 for the six months ended June 30, 2019. The increase was primarily due to restructuring and staff related expenses.

Selling expenses as a percentage of total net sales increased to 27.3% for the three months ended June 30, 2020 compared to 11.9% for the three months ended June 30, 2019. Selling expenses as a percentage of net sales increased to 20.4% for the six months ended June 30, 2020 compared to 13.0% for the six months ended June 30, 2019. The increases for both periods were primarily due to decreased sales, in addition to the increases in expenses described above.

Marketing. Marketing expenses for the three months ended June 30, 2020 decreased 58.5% to $243,000 compared to $585,000 for the three months ended June 30, 2019. Marketing expense for the six months ended June 30, 2020 decreased 51.4% to $608,000 compared to $1,250,000 for the six months ended June 30, 2019. The decreases for both periods were primarily the result of decreased staffing and variable staff related expenses and due to decreased consulting expenses.

Marketing expenses as a percentage of total net sales decreased to 7.2% for the three months ended June 30, 2020 compared to 10.0% for the three months ended June 30, 2019. Marketing expenses as a percentage of net sales decreased to 7.5% for the six months ended June 30, 2020 compared to 11.4% for the six months ended June 30, 2019. The decreases for both periods were due to the factors described above, partially offset by decreased sales.

General and administrative. General and administrative expenses for the three months ended June 30, 2020 increased 12.6% to $980,000 compared to $870,000 for the three months ended June 30, 2019. General and administrative expenses for the six months ended June 30, 2020 increased 25.0% to $1,973,000 compared to $1,578,000 for the six months ended June 30, 2019. The increases for both periods were primarily due to litigation expenses.

General and administrative expenses as a percentage of total net sales increased to 28.9% for the three months ended June 30, 2020 compared to 14.9% for the three months ended June 30, 2019. General and administrative expenses as a percentage of net sales increased to 24.4% for the six months ended June 30, 2020 compared to 14.4% for the six months ended June 30, 2019. The increases for both periods were primarily due to the factors described above and due to decreased sales.

Other Income. Other income for the three months ended June 30, 2020 decreased to $16,000 compared to $30,000 for the three months ended June 30, 2019. Other income for the six months ended June 30, 2020 was $40,000 compared to $67,000 for the six months ended June 30, 2019.

Income Taxes.  For the three and six months ended June 30, 2020, the Company recorded income tax expense of $11,000 and income tax benefit of $211,000, respectively, or (0.6)% and 7.4% of loss before taxes, respectively. For the three and six months ended June 30, 2019, the Company recorded income tax benefit of $165,000 and $369,000, or 25.3% and 18.9% of loss before taxes, respectively. The income tax benefit or expense for the three and six months ended June 30, 2020 and 2019 is comprised of federal and state taxes. The primary differences between the Company’s June 30, 2020 and 2019 effective tax rates and the statutory federal rate are expenses related to stock-based compensation, nondeductible meals and entertainment and an increase in the Company’s valuation allowance against its deferred tax assets. In addition, for the three months ended March 31, 2020, the Company recognized a decrease in its valuation allowance against certain net operating losses carried forward for federal income tax purposes, which the Company now expects to be able to carry back to prior years and seek a refund of federal taxes paid.

The Company reassesses its effective tax rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

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

As a result of the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of its deferred tax assets have become unfavorable. Management has considered positive and negative evidence for the potential utilization of the deferred tax assets and has concluded that it is more likely than not that Company will not realize the full amount of its net deferred tax assets. At June 30, 2020 and December 31, 2019, the Company had a valuation allowance of approximately $1,295,000 and $848,000, respectively, against its entire deferred tax asset because the Company does not believe it is more likely than not that it will realize its deferred tax asset.

In March 2020, Congress passed the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The CARES Act, among other provisions, allows for companies to carry back federal net operating losses (“NOLs”) generated in 2018, 2019 and 2020 for up to five years for refunds of federal taxes paid. This provision created an opportunity for the Company to utilize NOLs not previously expected to be utilized. Thus, the Company has reversed approximately $215,000 of its valuation allowance against the NOLs in its deferred tax assets which the Company will carry back for a refund of federal taxes paid. As the Company expects to receive the tax refund from the ability to carry back the NOLs within the next 12 months, this discrete benefit has been recorded within income taxes receivable on the balance sheet. In addition, to the $215,000 recognized, an additional $17,000 was also included as a discrete tax benefit for the quarter and included in income taxes receivable related to the NOL carry back due to differences in the federal tax rate utilized for the deferred tax asset compared to the rates in effect for the years in which the NOL is being carried back.

Net Loss. For the reasons stated above, net loss for the three and six months ended June 30, 2020 was $1,772,000 and $2,635,000, respectively, compared to net loss of $488,000 and $1,584,000, respectively, for the three and six months ending June 30, 2019.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At June 30, 2020, working capital was $9,891,000 (defined as current assets less current liabilities) compared to $11,395,000 at December 31, 2019. During the six months ended June 30, 2020, cash and cash equivalents increased $464,000 from $7,510,000 at December 31, 2019 to $7,974,000 at June 30, 2020. The balance at June 30, 2020 includes the effects of $1,054,000 gross proceeds from the PPP loan obtained in April 2020.

Operating Activities. Net cash used by operating activities during the six months ended June 30, 2020, was $552,000. Net loss of $2,635,000, plus non-cash adjustments of $536,000, plus changes in operating assets and liabilities of $1,547,000, resulted in the $552,000 of cash used by operating activities. The largest component of the change in operating assets and liabilities was accounts receivable, which decreased by $2,238,000 as a result of lower sales in the second quarter of 2020 as well as expected fluctuations based on business and market conditions. The non-cash adjustments consisted of depreciation and amortization expense, impairment loss, changes in allowance for doubtful accounts, and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities. Net cash used in investing activities during the six months ended June 30, 2020 was $44,000. This was related to the purchase of property and equipment. Net cash used in investing activities during the six months ended June 30, 2019 was $5,339,000. This was primary related to the purchase of held for maturity investments of $4,981,000 and capital expenditures.

Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2020 was $1,060,000, which primarily related to proceeds received from our PPP loan.

On April 22, 2020, Company entered into the PPP Loan in the principal amount of $1,054,000, which was disbursed by Alerus Financial, N.A. (“Lender”).

The PPP Loan is scheduled to mature on April 22, 2022 and bears interest at a fixed rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on November 22, 2020. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The note and agreement governing the PPP Loan provide for customary events of default, including those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

All or a portion of the PPP Loan may be forgiven by the SBA and the Lender upon application by the Company. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week or twenty four-week period beginning on the approval date of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. Although the Company currently believes that its use of the PPP Loan likely will meet the conditions for forgiveness of the PPP Loan, the Company cannot assure that the PPP Loan will be forgiven, in whole or in part.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts that are not statements of historical or current facts are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “future,” “likely,” “may,” “projects,” “seeks,” “will” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for at least the next twelve months; and (ii) that we expect fluctuations in accounts receivable and payable, accrued liabilities, and revenue deferrals. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (i) the impacts of the COVID-19 pandemic including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for our products and services; (ii) local, regional, national, and international economic conditions that have deteriorated as a result of the COVID-19 pandemic including the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and our assessment of that impact; (iii) the Company’s assumptions and expectations of the forgiveness of our PPP loan (iv) management’s ability to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (v) the Company’s success in developing and implement new product offerings, including mobile, digital or other new offerings, in a successful manner; (vi) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with retailers and consumer packaged goods manufacturers; (vii) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions, the effect of current sales trends on fiscal year 2020 results and the benefit of our relationship with News America; (viii) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a consumer packaged goods manufacturer, retailer, or News America; (ix) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally; (x) our ability to successfully implement our new IT operating infrastructure; and (xi) our ability to attract and retain highly qualified managerial, operational and sales personnel. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q, and any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, management identified a material weakness in our internal control over financial reporting which was also disclosed in our Annual Report on the Form 10-K. As a result of this material weakness, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the second quarter of 2020 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Implemented or Planned Remedial Actions in Response to Material Weaknesses

To address the previously identified material weakness, we implemented new review controls in the first quarter of 2020 to assess the long-lived asset impairment analyses to ensure they are completed in a timely manner and in enough detail to operate at a sufficient level of precision to identify improper assumptions.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2019, the Company brought suit against News America Marketing In-Store, L.L.C. (“News America”) in the U.S. District Court in Minnesota, alleging violations of federal and state antitrust and tort laws by News America. The complaint alleges that News America has monopolized the national market for third-party in-store advertising and promotion products and services through various wrongful acts designed to harm the Company, its last significant competitor. The suit seeks, among other relief, an injunction sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to our Company.

In August 2019, News America filed an answer and counterclaim. In October 2019, News America moved for a judgment on the pleadings. Management believes that the counterclaim is without merit, and the Company filed a response brief on November 11, 2019. The Company also moved to dismiss the counterclaim against us. The Court heard oral arguments from both parties on January 14, 2020, subsequently denied both motions. On July 10, 2020 the parties cross-moved for summary judgment on the counterclaim. Briefing on the motions is due by August 14, 2020.

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

Item 1A. Risk Factors

Except as noted below, there have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

The Negative Effects of the COVID-19 Pandemic on the Markets in which We Compete and Our Business Will Remain Significant for the Foreseeable Future

The COVID-19 pandemic has significantly impacted worldwide economic conditions and has had a material adverse effect on our operations and business. The present coronavirus (or COVID-19) pandemic began to impact our operations late in the first quarter of 2020 and is likely to continue to affect our business, including as government authorities impose mandatory closures, work-from-home orders and social distancing protocols, and seek voluntary facility closures or impose other restrictions. While we have been able to continue to operate, the retail landscape in which our customers operate has changed substantially, as has our ability to execute programs due to both limited access to your retailers and reduced levels of staffing with our execution partners. Our future bookings for 2020 have been negatively impacted and may continue to be negatively impacted until the COVID-19 pandemic moderates. Factors deriving from the COVID-19 response that have or we believe are likely to continue negatively impact sales and operating results in the future include, but are not limited to: reduced or delayed levels of CPG spending; reduced levels of staffing with our execution partners; limitations on the ability of our employees to perform their work due to illness or access restrictions caused by the pandemic or local, state, or federal orders requiring employees to remain at home; and limitations on the ability of our customers to pay us on a timely basis. As we cannot predict the duration or scope of the COVID-19 pandemic, the anticipated negative financial impact to our operating results cannot be reasonably estimated but could be material and last for an extended period of time.

The Company is a PPP Borrower under the CARES Act.

In April 2020, the Company obtained the PPP Loan in the principal amount of $1,054,000. Loan recipients under the PPP can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness will be subject to approval by the SBA and the lender and determined, subject to limitations, based on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent and utilities. In the event the loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal. The terms of any forgiveness may also be subject to further regulations and guidelines that the SBA may adopt. If the loan is not forgiven, we will be required to repay the outstanding principal, along with accrued interest. The Company is carefully monitoring all qualifying expenses and other requirements necessary to attain loan forgiveness; however, no assurance is provided that the Company will ultimately apply for or obtain forgiveness of the PPP loan in whole or in part.

The PPP loan application required the Company to certify, among other things, that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. The SBA, in consultation with the Department of Treasury, has issued guidance stating potential barriers to forgiveness of PPP loans issued to public companies based upon the borrower’s market value and access to capital markets. We believe that the Company satisfied all stated criteria for obtaining the PPP Loan, but SBA guidance and criteria is subject to interpretation and further revision. If the Company is found to be ineligible for the loan, it could be subject to significant penalties and required to repay the loan. If the Company incurs penalties or is denied eligibility for loan forgiveness, it could result in harm to its business, results of operation and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2018, the Board of Directors authorized the repurchase of up to $3,000,000 of the Company’s common stock on or before March 31, 2020. The plan allowed the repurchases to be made in open market or privately negotiated transactions. The plan did not obligate the Company to repurchase any particular number of shares and may be suspended at any time at the Company’s discretion. During the three months ended June 30, 2020, there was no share repurchase activity.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Method of Filing

3.1	Composite Articles of Incorporation of Registrant, as amended through July 31, 2008 (incorporated by reference to Exhibit 3.1 to annual report on Form 10-K for the year ended December 31, 2015)	Incorporated by Reference

3.2	Composite Bylaws of Registrant, as amended through December 5, 2015 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2015)	Incorporated by Reference

10.1	Promissory Note with Alerus Financial, N.A., dated April 22, 2020 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed April 28, 2020)	Incorporated by Reference

31.1	Certification of Principal Executive Officer	Filed Electronically

31.2	Certification of Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Financial Statements.
Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.
(Registrant)

Dated: August 11, 2020	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant)

Dated: August 11, 2020	/s/ Jeffrey A. Jagerson
Jeffrey A. Jagerson
Chief Financial Officer and Treasurer
(principal financial and accounting officer)