Form 10-Q
period 2020-09-30
INSIGNIA SYSTEMS INC/MN
filed 2020-11-12
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2020
or
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

    Number of shares outstanding of Common Stock, $.01 par value, as of November 9, 2020 was 12,235,140.

Insignia Systems, Inc.

i

PART I.               FINANCIAL INFORMATION

Item 1.                 Financial Statements

Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	September 30,
	2020	December 31,
	(Unaudited)	2019
ASSETS
Current Assets:
Cash and cash equivalents	$7,066,000	$7,510,000
Accounts receivable, net	5,538,000	7,559,000
Inventories	140,000	322,000
Income tax receivable	247,000	126,000
Prepaid expenses and other	523,000	375,000
Total Current Assets	13,514,000	15,892,000

Other Assets:
Property and equipment, net	369,000	549,000
Operating lease right-of-use assets	73,000	177,000
Other, net	107,000	372,000

Total Assets	$14,063,000	$16,990,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	2,276,000	3,036,000
Accrued liabilities:
Compensation	436,000	539,000
Other	664,000	570,000
Current portion of long-term debt	640,000	—
Current portion of operating lease liabilities	111,000	212,000
Deferred revenue	316,000	140,000
Total Current Liabilities	4,443,000	4,497,000

Long-Term Liabilities:
Accrued income taxes	668,000	643,000
Long-term debt	414,000	—
Operating lease liabilities	—	56,000
Total Long-Term Liabilities	1,082,000	699,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 40,000,000
Issued and outstanding shares - 12,235,000 at September 30, 2020 and 12,074,000 at December 31, 2019	122,000	121,000
Additional paid-in capital	16,106,000	15,934,000
Accumulated deficit	(7,690,000)	(4,261,000)
Total Shareholders' Equity	8,538,000	11,794,000

Total Liabilities and Shareholders' Equity	$14,063,000	$16,990,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Services revenues	$4,373,000	$4,400,000	$11,983,000	$14,474,000
Products revenues	118,000	254,000	578,000	1,162,000
Total Net Sales	4,491,000	4,654,000	12,561,000	15,636,000

Cost of services	3,764,000	3,514,000	9,953,000	11,532,000
Cost of goods sold	112,000	214,000	492,000	939,000
Impairment loss	—	—	159,000	—
Total Cost of Sales	3,876,000	3,728,000	10,604,000	12,471,000
Gross Profit	615,000	926,000	1,957,000	3,165,000

Operating Expenses:
Selling	585,000	573,000	2,232,000	2,004,000
Marketing	192,000	559,000	800,000	1,809,000
General and administrative	825,000	865,000	2,798,000	2,443,000
Gain on sale of business	(195,000)	—	(195,000)	—
Total Operating Expenses	1,407,000	1,997,000	5,635,000	6,256,000
Operating Loss	(792,000)	(1,071,000)	(3,678,000)	(3,091,000)

Other income	6,000	46,000	46,000	113,000
Loss Before Taxes	(786,000)	(1,025,000)	(3,632,000)	(2,978,000)

Income tax expense (benefit)	8,000	(47,000)	(203,000)	(416,000)
Net Loss	$(794,000)	$(978,000)	$(3,429,000)	$(2,562,000)

Net loss per share:
Basic	$(0.07)	$(0.08)	$(0.28)	$(0.22)
Diluted	$(0.07)	$(0.08)	$(0.28)	$(0.22)

Shares used in calculation of net loss per share:
Basic	12,179,000	11,986,000	12,108,000	11,911,000
Diluted	12,179,000	11,986,000	12,108,000	11,911,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2019	12,074,000	$121,000	$15,934,000	$(4,261,000)	$11,794,000
Issuance of common stock, net	33,000	—	20,000	—	20,000
Value of stock-based compensation	—	—	49,000	—	49,000
Net loss	—	—	—	(863,000)	(863,000)

Balance at March 31, 2020	12,107,000	$121,000	$16,003,000	$(5,124,000)	$11,000,000
Value of stock-based compensation	—	—	59,000	—	59,000
Vesting of restricted stock units offset by repurchase of common stock upon vesting of restrictued stock units and awards	29,000	—	—	—	—
Net loss	—	—	—	(1,772,000)	(1,772,000)

Balance at June 30, 2020	12,136,000	$121,000	$16,062,000	$(6,896,000)	$9,287,000
Value of stock-based compensation	—	—	37,000	—	37,000
Vesting of restricted stock units offset by repurchase of common stock upon vesting of restrictued stock units and awards	88,000	1,000	(2,000)	—	(1,000)
Common stock issued for accrued liabilities	11,000	—	9,000	—	9,000
Net loss	—	—	—	(794,000)	(794,000)
Balance at September 30, 2020	12,235,000	$122,000	$16,106,000	$(7,690,000)	$8,538,000

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2018	11,840,000	$118,000	$15,442,000	$760,000	$16,320,000
Issuance of common stock, net	107,000	1,000	107,000	—	108,000
Value of stock-based compensation	—	—	138,000	—	138,000
Net loss	—	—	—	(1,096,000)	(1,096,000)

Balance at March 31, 2019	11,947,000	$119,000	$15,687,000	$(336,000)	$15,470,000
Value of stock-based compensation	—	—	139,000	—	139,000
Repurchase of common stock upon vesting of restricted stock units	98,000	1,000	(10,000)	—	(9,000)
Net loss	—	—	—	(488,000)	(488,000)

Balance at June 30, 2019	12,045,000	$120,000	$15,816,000	$(824,000)	$15,112,000
Value of stock-based compensation	—	—	101,000	—	101,000
Repurchase of common stock upon vesting of restricted stock units	29,000	1,000	(27,000)	—	(26,000)
Net loss	—	—	—	(978,000)	(978,000)
Balance at September 30, 2019	12,074,000	$121,000	$15,890,000	$(1,802,000)	$14,209,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2020	2019
Operating Activities:
Net loss	$(3,429,000)	$(2,562,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386,000	1,192,000
Impairment loss	159,000	—
Gain on sale of business	(195,000)	—
Changes in allowance for doubtful accounts	11,000	1,000
Deferred income tax benefit	—	(443,000)
Stock-based compensation expense	145,000	378,000
Changes in operating assets and liabilities:
Accounts receivable	2,085,000	2,324,000
Inventories	80,000	10,000
Income tax receivable	(121,000)	(2,000)
Prepaid expenses and other	(148,000)	(17,000)
Accounts payable	(768,000)	(1,039,000)
Accrued liabilities	(53,000)	(2,031,000)
Accrued income taxes	25,000	23,000
Deferred revenue	176,000	88,000
Net cash used in operating activities	(1,647,000)	(2,078,000)

Investing Activities:
Purchases of property and equipment	(56,000)	(361,000)
Purchases of investments	—	(4,981,000)
Proceeds from sale of custom print business	200,000	—
Proceeds from sale of held to maturity investments	—	4,981,000
Net cash provided by (used in) investing activities	144,000	(361,000)

Financing Activities:
Cash dividends paid ($0.70 per share)	(14,000)	(14,000)
Proceeds from issuance of common stock, net	20,000	108,000
Repurchase of common stock upon vesting of restricted
stock awards	(1,000)	(35,000)
Proceeds from PPP loan	1,054,000	—
Net cash provided by financing activities	1,059,000	59,000

Decrease in cash and cash equivalents	(444,000)	(2,380,000)

Cash and cash equivalents at beginning of period	7,510,000	10,160,000
Cash and cash equivalents at end of period	$7,066,000	$7,780,000

Supplemental disclosures for cash flow information:
Cash paid (refunded) during the period for income taxes	$(107,000)	$6,000

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$22,000	$—
Common stock issued for accrued liabilities	$9,000	$—
Receivables recorded from sale of custom print business	$100,000	$—

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

Sale of our Custom Print Business. In August 2020 we sold our custom print business to an existing strategic partner. This divestiture has allowed us to focus on our core business, selling product solutions to CPGs. The custom print business was not material to our operations as a whole and did not represent a strategic shift and therefore is not presented as a discontinued operation. The sale price was $300,000 resulting in a gain on the sale of $195,000. We received $200,000 of cash and recorded a short-term receivable of $75,000 and a long-term receivable of $25,000. In addition to the initial sale price, we are eligible to receive up to $100,000 in additional payments to the extent net sales by the custom print business during the first year after closing exceeds a threshold amount. Due to the contingent nature of the earn-out no gain has been recognized as part of the recorded gain.

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

Inventories. Inventories are primarily comprised of sign cards and hardware. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method, and consisted of the following as of the dates indicated:

	September 30,	December 31,
	2020	2019
Raw materials	$32,000	$47,000
Work-in-process	8,000	16,000
Finished goods	100,000	259,000
	$140,000	$322,000

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	September 30,	December 31,
	2020	2019
Property and Equipment:
Production tooling, machinery and equipment	$3,392,000	$3,685,000
Office furniture and fixtures	425,000	393,000
Computer equipment and software	1,469,000	1,426,000
	5,286,000	5,504,000
Accumulated depreciation and amortization	(4,917,000)	(4,955,000)
Net Property and Equipment	$369,000	$549,000

Depreciation expense was approximately $85,000 and $255,000 in the three and nine months ended September 30, 2020, respectively, and was $300,000 and $740,000 in the three and nine months ended September 30, 2019, respectively.

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

During the nine months ended September 30, 2020 and 2019, no equity awards were issued by the Company.

In June 2019, non-employee members of the Board of Directors received restricted stock grants totaling 70,755 shares pursuant to the 2018 Equity Incentive Plan (the “2018 Plan”). The shares underlying the awards were assigned a value of $1.06 per share, which was the closing price of the Company’s common stock on the date of grant, for a total grant date value of $75,000. The awards granted to directors in 2019 vested in full on the day immediately preceding the date of the 2020 annual shareholder meeting, July 29, 2020.

In July 2020, the Company issued 11,053 shares of common stock in settlement of $9,000 of total deferred fees as a result of a non-employee director’s departure from the Board. In June 2019, the Company issued 8,370 shares of common stock in settlement of $9,000 of total deferred fees as a result of a non-employee director’s departure from the Board. The Company’s non-employee directors are eligible to participate in a director deferred compensation plan, which allows a director to make voluntary deferrals of up to 100% of their annual cash retainers relating to Board and committee service.

The Company estimated the fair value of stock-based awards granted during the nine months ended September 30, 2020 under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 year, expected volatility of 58.5%, dividend yield of 0% and risk-free interest rate of 1.56%.

Total stock-based compensation expense recorded for the three and nine months ended September 30, 2020 was $37,000 and $145,000, respectively, and for the three and nine months ended September 30, 2019 was $101,000 and $378,000, respectively.

Net Loss per Share. Basic net loss per share is computed by dividing net loss by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period.

Due to the net loss incurred during the three and nine months ended September 30, 2020 and 2019 all outstanding stock options were anti-dilutive for that period.

Weighted average common shares outstanding for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Denominator for basic net loss per share - weighted average shares	12,179,000	11,986,000	12,108,000	11,911,000
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—	—
Denominator for diluted net loss per share - weighted average shares	12,179,000	11,986,000	12,108,000	11,911,000

2.
Investments. As of September 30, 2020, the Company did not have any investments. During 2019, the Company had invested its excess cash in debt securities, with an average maturity of approximately six months, and the debt securities were classified as held to maturity within current assets in accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments – Debt and Equity Securities.”

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

The majority of the Company’s accounts receivable is due from companies in the CPG industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30-150 days and are stated at amounts due from customers, net of an allowance for doubtful accounts.

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

Products. Prior to the August 2020 sale of the Company’s custom print business, the Company also sold custom print solutions directly to its customers. Each such product was a distinct performance obligation. Revenue was recognized at a point in time upon shipment, when control of the goods transferred to the customer.

Disaggregation of Revenue

In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Services Revenues	Products Revenue	Total Revenue	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$2,031,000	$-	$2,031,000	$7,392,000	$-	$7,392,000
Products and services transferred at a point in time	2,342,000	118,000	2,460,000	4,591,000	578,000	5,169,000
Total	$4,373,000	$118,000	$4,491,000	$11,983,000	$578,000	$12,561,000

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Services Revenues	Products Revenue	Total Revenue	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$3,401,000	$-	$3,401,000	$11,099,000	$-	$11,099,000
Products and services transferred at a point in time	999,000	254,000	1,253,000	3,375,000	1,162,000	4,537,000
Total	$4,400,000	$254,000	$4,654,000	$14,474,000	$1,162,000	$15,636,000

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

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2019	$140,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(140,000)
Cash received in advance and not recognized as revenue	316,000
Balance at September 30, 2020	$316,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of its performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. At September 30, 2020 there were no contracts with an expected duration of greater than one year.

4.
Selling Arrangement. In 2011, the Company paid to News America Marketing In-Store, L.L.C. (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 was being amortized over the 10-year term of the arrangement. In 2019, the Company accelerated the amortization based on the anticipated recovery period over the remaining term of the contract due to the loss of a significant retailer that exited the Company’s retailer network in the first half of 2019 as a result of competitive pressures. During the three months ended March 31, 2020, the impact of COVID-19 was determined to be a triggering event requiring an impairment review. The Company determined the asset was impaired based upon continued revenue declines driven by changes in market conditions due to COVID-19 within the stores that this agreement affords the Company access to. As a result, an impairment of $159,000 was recognized as of March 31, 2020. The Company also shortened the useful life of the underlying asset from March 31, 2021 to December 31, 2020 and will record remaining amortization expense on a straight-line basis over the remainder of 2020. Amortization expense without the impairment was $34,000 and $131,000 in the three and nine months ended September 30, 2020 and $150,000 and $450,000 in the three and nine months ended September 30, 2019. Amortization expense is expected to be $32,000 for the remainder of 2020. The net carrying amount of the selling arrangement as of September 30, 2020 is $32,000 and is recorded within other assets on the Company’s balance sheet.

5.
Income Taxes. For the three and nine months ended September 30, 2020, the Company recorded income tax expense and an income tax benefit, respectively, of $8,000 and $203,000, or 1.0% and (5.6%) of loss before taxes, respectively. For the three and nine months ended September 30, 2019, the Company recorded income tax benefit of $47,000 and $416,000, or 4.6% and 14.0% of income before taxes, respectively. The income tax expense or benefit for the three and nine months ended September 30, 2020 and 2019 is comprised of federal and state taxes. The primary differences between the Company’s September 30, 2020 and 2019 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment and increases in the Company’s valuation allowance against its deferred tax assets. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss). In addition, in the first quarter of 2020, the Company recognized a decrease in its valuation allowance against certain net operating losses (NOLs) which the Company now expects to be able to carry back to prior years with respect to federal income taxes.

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of enacted tax laws. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustment to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. At September 30, 2020 and December 31, 2019, the Company had a valuation allowance of approximately $1,471,000 and $848,000, respectively, against its entire deferred tax asset because the Company does not believe it is more likely than not that it will realize its deferred tax asset.

As of September 30, 2020, and December 31, 2019, the Company had unrecognized tax benefits totaling $668,000 and $643,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $668,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest are not expected to change significantly in 2020.

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

6.
Concentrations. During the nine months ended September 30, 2020, two customers accounted for 13% and 11% respectively, of the Company’s total net sales. During the nine months ended September 30, 2019, two customers accounted for 15% and 12%, respectively, of the Company’s total net sales. At September 30, 2020, two customers represented 19% and 13% respectively, of the Company’s total accounts receivable. At December 31, 2019, four customers represented 17%, 12%, 12% and 10% of the Company’s total accounts receivable.

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

In August 2019, News America filed an answer and counterclaim. In October 2019, News America moved for a judgment on the pleadings. Management believes that the counterclaim is without merit, and the Company filed a response brief on November 11, 2019. The Company also moved to dismiss the counterclaim against us. The court heard oral arguments from both parties on January 14, 2020, subsequently denied both motions. On July 10, 2020 the parties cross-moved for summary judgment on the counterclaim. Briefing on the motions is complete, and a decision on the motions for summary judgement on the counterclaim is pending from the Court.

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

In accordance with the requirements of the CARES Act, the Company expects to use the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs, rent and utility costs, as further detailed in the CARES Act and applicable guidance issued by the SBA. Interest is accruing on the outstanding balance of the Note at a rate of 1.00% per annum. However, the Company expects to apply for forgiveness of up to all amounts due under the Note, in an amount equal to the sum of qualified expenses under the PPP during the twenty-four weeks following disbursement. Notwithstanding the Company’s eligibility to apply for forgiveness, no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the Note.

Subject to any forgiveness granted under the PPP, the Note is scheduled to mature on April 22, 2022 and requires 18 equal monthly payments of principal and interest. The Note may be prepaid at any time prior to maturity with no prepayment penalties. The Note provides for customary events of default, including, among others, those relating to failure to make payments, bankruptcy, breaches of representations, significant changes in ownership, and material adverse effects. The Company’s obligations under the Note are not secured by any collateral.

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

Sale of our Custom Print Business

In August 2020 we sold our custom print business to an existing strategic partner. This divestiture has allowed us to focus on our core business, selling product solutions to CPGs. The custom print business was not material to our operations as a whole and did not represent a strategic shift and therefore is not presented as a discontinued operation. The sale price was $300,000 resulting in a gain on the sale of $195,000. We received $200,000 of cash and recorded a short-term receivable of $75,000 and a long-term receivable of $25,000. In addition to the initial sale price, we are eligible to receive up to $100,000 in additional payments to the extent net sales by the custom print business during the first year after closing exceeds a threshold amount. Due to the contingent nature of the earn-out no gain has been recognized as part of the recorded gain.

Impacts and Potential Future Impacts of COVID-19 on Our Business

The COVID-19 pandemic has significantly and adversely impacted our operations and the operations of our CPG customers and retailers as a result of quarantines, illnesses, and travel and logistics restrictions and it is likely to continue to adversely affect our business indefinitely. While we have continued to operate and maintain our continuity with our clients by working remotely, the retail landscape in which CPG manufacturers and retailers operate has changed substantially, as has our ability to execute programs due to both limited access to our retailers and reduced levels of staffing with our execution partners. The financial impact of COVID-19 on a year-to-date basis has been significant. A large number of programs originally slated for execution in the second quarter were either cancelled or deferred to a future periods, including our just completed third quarter. Our future bookings may be negatively impacted until the COVID-19 pandemic moderates. Factors deriving from the COVID-19 response that have impacted or we believe are likely to negatively impact sales and operating results in the future include, but are not limited to: reduced or delayed levels of CPG spending; reduced levels of staffing with our execution partners; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; and limitations on the ability of our customers to pay us on a timely basis. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts on our business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, we cannot reasonably estimate the full extent of the impact on our results of operation and financial condition.

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

Business Overview

Summary of Financial Results

For the quarter ended September 30, 2020, the Company generated net sales of $4,491,000, as compared with revenues of $4,654,000 for the quarter ended September 30, 2019. For the nine months ended September 30, 2020, the Company generated revenues of $12,561,000, as compared with revenues of $15,636,000 in the nine months ended September 30, 2019.

Net loss for the quarter ended September 30, 2020 was $794,000, as compared to net loss of $978,000 for the quarter ended September 30, 2019. Net loss for the nine months ended September 30, 2020 was $3,429,000, as compared to net loss of $2,562,000 for the nine months ended September 30, 2019. Competitive pressure caused changes in our retail and CPG networks during 2020 and 2019, including the exit of a significant retailer from our network during the first half of 2019, and has continued to adversely impact our results compared to prior periods. We expect ongoing competitive pressure, in addition to the impacts of the COVID-19 pandemic, to challenge our business results for the remainder of the year. We are pursuing a variety of efforts designed to drive innovation, client acquisitions and retailer expansions.

During the nine months ended September 30, 2020, cash and cash equivalents decreased $444,000 from $7,510,000 at December 31, 2019, to $7,066,000 at September 30, 2020. The Company had no long-term debt other than its PPP loan as of September 30, 2020.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Condensed Statements of Operations as a percentage of total net sales.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.3	80.1	84.4	79.8
Gross profit	13.7	19.9	15.6	20.2
Operating expenses:
Selling	13.0	12.3	17.8	12.8
Marketing	4.3	12.0	6.4	11.6
General and administrative	18.3	18.6	22.3	15.6
Gain on sale	(4.3)	—	-1.6	—
Total operating expenses	31.3	42.9	44.9	40.0
Operating loss	(17.6)	(23.0)	(29.3)	(19.8)
Other income	0.1	1.0	0.4	0.8
Loss before taxes	(17.5)	(22.0)	(28.9)	(19.0)
Income tax expense (benefit)	0.2	(1.0)	(1.6)	(2.6)
Net loss	(17.7)%	(21.0)%	(27.3)%	(16.4)%

Three and Nine months Ended September 30, 2020 Compared to Three and Nine months Ended September 30, 2019

Net Sales. Net sales for the three months ended September 30, 2020 decreased 3.5% to $4,491,000 compared to $4,654,000 for the three months ended September 30, 2019. Net sales for the nine months ended September 30, 2020 decreased 19.7% to $12,561,000 compared to $15,636,000 for the nine months ended September 30, 2019.

Service revenues. Service revenues for the three months ended September 30, 2020 decreased 0.6% to $4,373,000 compared to $4,400,000 for the three months ended September 30, 2019. Service revenues for the nine months ended September 30, 2020 decreased 17.2% to $11,983,000 compared to $14,474,000 for the nine months ended September 30, 2019. The decreases were due to 33.6% and 37.0% decreases in POPS solution revenue for the three and nine months ended September 30, 2020, respectively, partially offset by increases of 33.2% and 10.5% in innovation solutions revenue for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2020, we believe the COVID-19 pandemic significantly impacted both POPS and innovation solutions revenue. COVID-19 has resulted in both reduced and delayed spending from our CPGs as well as the deferral of some programs from the first and second quarters to future quarters, including our third quarter ending September 30, 2020 which contributed to an increase in innovation solutions revenue. Further, efforts to mitigate the COVID-19 pandemic have also reduced our ability to execute programs due to both limited access to our retailers and reduced levels of staffing with our execution partners. For the full nine months ended September 30, 2020, the POPS solutions revenue was also significantly impacted by decreases in the number of signs placed and average price per sign due to existing competitive pressures and the loss of a significant retailer during the first half of 2019.

Product revenues. Product revenues for the three months ended September 30, 2020 decreased 53.5% to $118,000 compared to $254,000 for the three months ended September 30, 2019. The decrease was primarily due to the August sale of the custom print business. Product revenues for the nine months ended September 30, 2020 decreased 50.3% to $578,000 compared to $1,162,000 for the nine months ended September 30, 2019. The decrease was due to two customers entering bankruptcy, lower customer demand, and the August sale of the custom print business. We do not expect significant revenue from products in the future.

Gross Profit. Gross profit for the three months ended September 30, 2020 decreased 33.6% to $615,000 compared to $926,000 for the three months ended September 30, 2019. Gross profit as a percentage of total net sales decreased to 13.7% for the three months ended September 30, 2020 compared to 19.9% for the three months ended September 30, 2019. Gross profit for the nine months ended September 30, 2020 decreased 38.2% to $1,957,000 compared to

$3,165,000 for the nine months ended September 30, 2019. Gross profit as a percentage of total net sales decreased to 15.6% for the nine months ended September 30, 2020 compared to 20.2% for the nine months ended September 30, 2019.

Service revenues. Gross profit from our service revenues for the three months ended September 30, 2020 decreased 31.3% to $609,000 compared to $886,000 for the three months ended September 30, 2019. The decrease in gross profit was primarily due to the decrease in POPS solution sales, as our gross profit is highly dependent on sales levels due to the relatively fixed nature of a portion of our payments to retailers. Increased sales from innovation solutions partially offset the decrease in gross profit. Gross profit from our service revenues for the nine months ended September 30, 2020 decreased 36.4% to $1,871,000 compared to $2,942,000 for the nine months ended September 30, 2019. The decrease was primarily due to the factors described above, in addition to the impairment loss recorded on March 31, 2020.

The Company put into service the new IT operating infrastructure system in the second quarter of 2019, as a result, the Company incurred no development costs during the three and nine months ended September 30, 2020. For the nine months ended September 30, 2019, the Company incurred costs of approximately $193,000 associated with the development of its new IT operating infrastructure.

Gross profit as a percentage of service revenues for the three months ended September 30, 2020 decreased to 13.9% compared to 20.1% for the three months ended September 30, 2019. Gross profit as a percentage of service revenues for the nine months ended September 30, 2020 decreased to 15.6% compared to 20.3% for the nine months ended September 30, 2019. The decreases for both periods were primarily due to the factors described above.

Product revenues. Gross profit from our product revenues for the three months ended September 30, 2020 decreased 85.0% to $6,000 compared to $40,000 for the three months ended September 30, 2019. The decrease was primarily due to the August sale of the custom print business, which represented the bulk of this business. Gross profit from our product revenues for the nine months ended September 30, 2020 decreased 61.4% to $86,000 compared to $223,000 for the nine months ended September 30, 2019. The decrease was primarily due to decreased sales volume, changes in the mix of customers and products sold, and the August sale of the custom print business.

Gross profit as a percentage of product revenues decreased to 5.1% for the three months ended September 30, 2020 compared to 15.7% for the three months ended September 30, 2019. Gross profit as a percentage of product revenues decreased to 14.9% for the nine months ended September 30, 2020 compared to 19.2% for the nine months ended September 30, 2019. The decreases for both periods were primarily due to the factors described above.

Impairment Loss. Impairment loss for the nine months ended September 30, 2020 was $159,000 as a result of the impairment during the first quarter of the Company’s selling agreement with News America, a long-lived asset. The impairment charge is described further in Note 4. There was no impairment loss during the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.

Operating Expenses

Selling. Selling expenses for the three months ended September 30, 2020 increased 2.1% to $585,000 compared to $573,000 for the three months ended September 30, 2019. The increase was primarily due to staff related expenses. Selling expenses for the nine months ended September 30, 2020 increased 11.4% to $2,232,000 compared to $2,004,000 for the nine months ended September 30, 2019. The increase was primarily due to restructuring and staff related expenses.

Selling expenses as a percentage of total net sales increased to 13.0% for the three months ended September 30, 2020 compared to 12.3% for the three months ended September 30, 2019. Selling expenses as a percentage of net sales increased to 17.8% for the nine months ended September 30, 2020 compared to 12.8% for the nine months ended September 30, 2019. The increases for both periods were primarily due to decreased sales, in addition to the increases in expenses described above.

Marketing. Marketing expenses for the three months ended September 30, 2020 decreased 65.7% to $192,000 compared to $559,000 for the three months ended September 30, 2019. Marketing expense for the nine months ended September 30, 2020 decreased 55.8% to $800,000 compared to $1,809,000 for the nine months ended September 30, 2019. The decreases for both periods were primarily the result of decreased staffing and variable staff related expenses and due to decreased consulting expenses.

Marketing expenses as a percentage of total net sales decreased to 4.3% for the three months ended September 30, 2020 compared to 12.0% for the three months ended September 30, 2019. Marketing expenses as a percentage of net sales decreased to 6.4% for the nine months ended September 30, 2020 compared to 11.6% for the nine months ended September 30, 2019. The decreases for both periods were due to the factors described above, partially offset by decreased sales.

General and administrative. General and administrative expenses for the three months ended September 30, 2020 decreased 4.6% to $825,000 compared to $865,000 for the three months ended September 30, 2019. The decrease was due to decreased staffing. General and administrative expenses for the nine months ended September 30, 2020 increased 14.5% to $2,798,000 compared to $2,443,000 for the nine months ended September 30, 2019. The increase was primarily due to litigation expenses.

General and administrative expenses as a percentage of total net sales decreased to 18.3% for the three months ended September 30, 2020 compared to 18.6% for the three months ended September 30, 2019. The decrease was primarily due to decreased staffing, partially offset by decreased sales. General and administrative expenses as a percentage of net sales increased to 22.3% for the nine months ended September 30, 2020 compared to 15.6% for the nine months ended September 30, 2019. The increase was primarily due to litigation expenses and due to decreased sales.

Gain on sale. Gain on sale for the three and nine months ended September 30, 2020 was $195,000 as a result of the sale of our custom print business. There was no gain on sale during the three and nine months ended September 30, 2019.

Other Income. Other income for the three months ended September 30, 2020 decreased to $6,000 compared to $46,000 for the three months ended September 30, 2019. Other income for the nine months ended September 30, 2020 decreased to $46,000 compared to $113,000 for the nine months ended September 30, 2019.

Income Taxes.  For the three and nine months ended September 30, 2020, the Company recorded income tax expense and an income tax benefit, respectively, of $8,000 and $203,000, or 1.0% and (5.6%) of loss before taxes, respectively. For the three and nine months ended September 30, 2019, the Company recorded income tax benefit of $47,000 and $416,000, or 4.6% and 14.0% of loss before taxes, respectively. The income tax expense or benefit for the three and nine months ended September 30, 2020 and 2019 is comprised of federal and state taxes. The primary differences between the Company’s September 30, 2020 and 2019 effective tax rates and the statutory federal rate are expenses related to stock-based compensation, nondeductible meals and entertainment and an increase in the Company’s valuation allowance against its deferred tax assets. In addition, for the three months ended March 31, 2020, the Company recognized a decrease in its valuation allowance against net operating losses (NOLs) carried forward for federal income tax purposes which the Company now expects to be able to carry back to prior years and seek a refund of federal taxes paid.

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

At September 30, 2020 and December 31, 2019, the Company had a valuation allowance of approximately $1,471,000 and $848,000, respectively, against its entire deferred tax asset because the Company does not believe it is more likely than not that it will realize its deferred tax asset.

In March 2020, Congress passed the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The CARES Act, among other provisions, allows for companies to carry back federal NOLs generated in 2018, 2019 and 2020 for up to five years for refunds of federal taxes paid. This provision created an opportunity for the Company to utilize NOLs not previously expected to be utilized. Thus, the Company has reversed approximately $215,000 of its valuation allowance against the NOLs in its deferred tax assets which the Company will carry back for a refund of federal taxes paid. As the Company expects to receive the tax refund from the ability to carry back the NOLs within the next 12 months, this discrete benefit has been recorded within income taxes receivable on the balance sheet. In addition, to the $215,000 recognized, an additional $17,000 was also included as a discrete tax benefit for the quarter and included in income taxes receivable related to the NOL carry back due to differences in the federal tax rate utilized for the deferred tax asset compared to the rates in effect for the years in which the NOL is being carried back.

Net Loss. For the reasons stated above, net loss for the three and nine months ended September 30, 2020 was $794,000 and $3,429,000, respectively, compared to net loss of $978,000 and $2,562,000, respectively, for the three and nine months ending September 30, 2019.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At September 30, 2020, working capital was $9,071,000 (defined as current assets less current liabilities) compared to $11,395,000 at December 31, 2019. During the nine months ended September 30, 2020, cash and cash equivalents decreased $444,000 from $7,510,000 at December 31, 2019, to $7,066,000 at September 30, 2020.

Operating Activities. Net cash used by operating activities during the nine months ended September 30, 2020, was $1,647,000. Net loss of $3,429,000, plus non-cash adjustments of $506,000, plus changes in operating assets and liabilities of $1,276,000 resulted in the $1,647,000 of cash used by operating activities. The largest component of the change in operating assets and liabilities was accounts receivable, which decreased $2,085,000 from December 31, 2019, as a result of lower sales in the third quarter of 2020 as well as expected fluctuations based on business and market conditions. The non-cash adjustments consisted of depreciation and amortization expense, gain on sale, impairment loss, changes in allowance for doubtful accounts, and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities. Net cash provided by investing activities during the nine months ended September 30, 2020 was $144,000. This was related to the sale of the Company’s custom print business, offset by purchases of property and equipment. Net cash used in investing activities during the nine months ended September 30, 2019 was $361,000. This was primarily related to investing in the IT operating infrastructure project, which consisted of hardware, purchased software and capitalization of costs for internally developed software.

Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2020 was $1,059,000, which primarily related to proceeds received from our PPP loan. Net cash provided by financing activities during the nine months ended September 30, 2019 was $59,000, which primarily related to proceeds received from issuance of common stock under the employee stock purchase plan.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the third quarter of 2020 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Implemented or Planned Remedial Actions in Response to Material Weaknesses

To address the previously identified material weakness, we implemented new review controls in the first quarter of 2020 to assess the long-lived asset impairment analyses to ensure they are completed in a timely manner and in enough detail to operate at a sufficient level of precision to identify improper assumptions.

Inherent Limitations on Control Systems

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

In August 2019, News America filed an answer and counterclaim. In October 2019, News America moved for a judgment on the pleadings. Management believes that the counterclaim is without merit, and the Company filed a response brief on November 11, 2019. The Company also moved to dismiss the counterclaim against us. The Court heard oral arguments from both parties on January 14, 2020, subsequently denied both motions. On July 10, 2020 the parties cross-moved for summary judgment on the counterclaim. Briefing on the motions is complete, and a decision is pending from the Court.

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

Item 1A.
Risk Factors

Except as noted below, there have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

The Negative Effects of the COVID-19 Pandemic on the Markets in which We Compete and Our Business Will Remain Significant for the Foreseeable Future

The COVID-19 pandemic has significantly impacted worldwide economic conditions and has had a material adverse effect on our operations and business. The present coronavirus (or COVID-19) pandemic began to impact our operations late in the first quarter of 2020 and is likely to continue to affect our business, including as government authorities impose mandatory closures, work-from-home orders and social distancing protocols, and seek voluntary facility closures or impose other restrictions. While we have been able to continue to operate, the retail landscape in which our customers operate has changed substantially, as has our ability to execute programs due to both limited access to your retailers and reduced levels of staffing with our execution partners. Our future bookings for 2020 have been negatively impacted and may continue to be negatively impacted until the COVID-19 pandemic moderates. Factors deriving from the COVID-19 response that have or we believe are likely to continue negatively impact sales and operating results in the future include, but are not limited to: reduced or delayed levels of CPG spending; reduced levels of staffing with our execution partners; limitations on the ability of our employees to perform their work due to illness or access restrictions caused by the pandemic or local, state, or federal orders requiring employees to remain at home; and limitations on the ability of our customers to pay us on a timely basis. As we cannot predict the duration or scope of the COVID-19 pandemic, including the severity of any “second wave” or other additional periods of increased COVID-19 cases in the areas in which we operate, the anticipated negative financial impact to our operating results cannot be reasonably estimated but could be material and last for an extended period of time.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2018, the Board of Directors authorized the repurchase of up to $3,000,000 of the Company’s common stock on or before March 31, 2020. The plan allowed the repurchases to be made in open market or privately negotiated transactions. The plan did not obligate the Company to repurchase any particular number of shares and may be suspended at any time at the Company’s discretion. During the three months ended September 30, 2020, there was no share repurchase activity.

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

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Financial Statements.
Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.
(Registrant)

Dated: November 12, 2020	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant)

Dated: November 12, 2020	/s/ Jeffrey A. Jagerson
Jeffrey A. Jagerson
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

19