Form 10-K
period 2020-12-31
INSIGNIA SYSTEMS INC/MN
filed 2021-03-11
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020	Commission File Number 1-13471

INSIGNIA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was approximately $3,965,000 based upon the price of the registrant’s Common Stock on such date.

Number of shares outstanding of Common Stock, $.01 par value, as of March 8, 2021 was 1,754,030.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I.

Item 1. Business

General

Insignia Systems, Inc. (“Insignia,” “we,” “us,” “our” and the “Company”) was incorporated in Minnesota in 1990. We are a leading provider of in-store and digital advertising solutions to consumer-packaged goods (“CPG”) manufacturers, retailers, shopper marketing agencies and brokerages (“clients”). We believe our products and services are attractive to our clients because of our speed to market, ability to customize our solutions down to store level and the results our solutions deliver. Our leadership and employees have extensive industry knowledge, including direct experience through former positions at CPG manufacturers and retailers. We provide marketing solutions to CPG manufacturers spanning from some of the largest multinationals to new and emerging brands.

For retailers and CPG manufacturers working in an environment that is tighter, more competitive, and more complex every day, Insignia positions itself as the shopper marketing ally that combines best-in-class execution with imagination, responsiveness, and hunger to help move business forward. We focus on relationships with our clients and installation and print production vendors (“execution partners”) as we believe they are our future. These relationships are built with our brand-led, retailer centric mindset, our ability to be nimble and flexible to the ever-changing industry landscape and by delivering superior customer service that our clients deserve. During 2020, our in-store solutions were executed in retailers spanning from some of the largest national retailers to regional US wholesalers and independents who are leaders in their respective channels and geographies.

Our relationships with shopper marketing agencies and brokerages continue to grow through our agility, responsiveness, custom production and execution capabilities, and our overall customer service in responding to their needs.

Historically, our primary solution has been in-store signage, specifically Point-Of-Purchase Services (POPS®). The Insignia POPS solution is a national, account-specific, shelf-edge advertising and promotion tactic. External and internal testing has validated the solution can deliver incremental sales for the featured brand. Participation in the POPS solution allows CPG manufacturers to deliver vital product information to consumers at the point-of-purchase, and to leverage the local retailer brand and store-specific prices to provide an innovative “call to action” that draws attention to the featured brand and triggers a purchase decision. CPG manufactures benefit from our nimble executional capabilities, which include short lead times, in-house graphic design capabilities and post-program analytics.

Over the past several years, we developed and now offer an expanded portfolio of solutions including on-pack, merchandising and digital solutions in addition to our core business. Our expanded portfolio allows us to meet the needs of CPG manufacturers, retailers and their agents as their business strategies evolve behind an ever-changing retail landscape. With our diversification of business, we now recognize over 50% of our revenue from these recently created solutions.

We continue to enhance our ability to be nimble and flexible by focusing and streamlining our operations. In the last half of 2020, we sold our custom print business and outsourced most of our printing and IT operations. In the first half of 2021, we will relocate our headquarters and operations to much smaller, more efficient leased spaces.

Effective December 31, 2020, we implemented a seven-for-one reverse stock split. As a result of the reverse stock split, at 5:00 p.m. Central Time on the effective date, every seven shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the reverse stock split and any fractional shares resulting from the reverse stock split were aggregated and sold by our transfer agent. The total number of shares we are authorized to issue was reduced to 5,714,285 in proportion to the reverse stock split. All references to share and per share amounts included in this annual report on Form 10-K have been retroactively restated to reflect the reverse split.

The Company’s internet address is www.insigniasystems.com. The Company makes all the reports it files with the Securities and Exchange Commission (SEC) available free of charge on its website. The Company’s website is not incorporated by reference into this Annual Report on Form 10-K. Copies of reports can also be obtained free of charge by requesting them from Insignia Systems, Inc. Our mailing address effective March 22, 2021 will be 7308 Aspen Lane North, Suite 153, Minneapolis, Minnesota 55428; telephone 763-392-6200.

Industry and Market Background

Our industry continues to rapidly evolve in several ways:

1.
Brand loyalty: consumer brand loyalty is shifting from established CPG manufacturers to emerging brands, who often have distribution outside our traditional syndicated in-store network and are looking for solutions to help them be discovered.

2.
Retailer fragmentation: consumer habits are driving retailer fragmentation, including the growth of e-commerce and surrogate shoppers, as a result CPG manufacturers are diversifying their marketing dollars across an omnichannel environment.

3.
Financial justification: CPG manufacturers are increasingly focused on top and bottom-line financial metrics, which drives increased pressure to generate positive advertising return on investments and by working with companies that can execute programs.

4.
Competition shift: Digital advertising spend is reducing spend on traditional media, including in-store advertising, driving increased competition from direct competitors, retailer led marketing programs, and digital media companies.

Despite rapid growth in e-commerce, both retailers and CPG manufacturers are actively seeking to grow their brands in physical stores. During 2020, we executed programs for several brands who started as direct-to-consumer (DTC) brands and are launching in physical stores. On the retail side, many of the top US retailers have either opened new stores, introduced new formats, or invested heavily in major store renovations. As a result, retailers are actively seeking solutions that can help drive traffic into the store and build loyalty with their shoppers. Retailers are seeking companies with our capabilities and experience to help build in-store solutions that inspire, educate and ultimately convert active shoppers while they are shopping. Retailers are continuing to seek ways to connect their online strategies with their in-store strategies to build shopper loyalty and to develop solutions to enhance the shopper’s in-store experience. CPG manufacturers are increasingly looking for opportunities to reinforce their brand equity as close as possible to the point of purchase or to expand the number of locations where they are offered in store to ensure they are selected over competition. We believe emerging brands are looking for ways to get discovered and tell shoppers their story. These trends along with new developments in shopper analytics are opening opportunities for innovative companies to develop new products and new ways of helping retailers and brands connect with shoppers. We are usually engaged as part of an overall, mixed-media, brand marketing campaign.

Product Solutions

Since the Company’s inception in 1990, we have worked closely with CPG manufacturers and retailers to understand their evolving needs and introduce solutions that help them achieve their business strategies. Over most of the past decade, our core product has been in-store signage solutions, namely the Insignia Point-of Purchase Services (POPS®). Over the past several years, our net sales from sign solutions have declined due to competitive pressures while our non-POPS solutions have significantly expanded as we have developed our portfolio to more holistically meet the needs of our clients and execution partners. For example, our in-store signage solutions represented approximately 56% of our total net sales for 2020, compared to 83% of our total net sales in 2018.

1.
Our In-Store Signage Solutions, which include POPS signs, help brands achieve a variety of objectives that include awareness and sales lift. The in-store signage solutions are placed perpendicular to the shelf and are designed to attract the attention of the shopper even before they arrive in front of the shelf to consider the purchase of a product. Our POPS signs offer engaging creative along with our unique ability to include retailer logo and price helps convert the shopper from considering a product into purchasing the product.

●
Our customers have typically averaged a 3:1 return on investment with our in-store POPS signage solution driven by the power of retailer endorsement and price inclusion on the signs.

●
CPG manufacturers pay marketing program rates based upon the directed number of cycles and retailer/store count. We collect and organize data from the CPG manufacturers and participating retailers, design and have the signage printed, and deliver signage to specified retailers. Depending on the agreement with the retailer, either a third-party professional installer or store personnel use placement instructions to install the signage at the shelf.

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

4.
Our Digital Solutions consist of mobile programmatic advertising. Most CPG manufacturers are relying on digital advertising for promoting their products to consumers. We have invested in our proprietary targeting process, that brings product, store and shopper data together to identify consumers with the strongest propensity to buy. Our innovative targeting approach allows brands to cast a wider net in identifying potential buyers of their product by focusing on relevant attributes for a specific brand. As part of an integrated marketing plan, we can develop and execute digital advertising and in-store marketing in cadence with brand plans and expectations.

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

2.
Sales to retailers. This group is responsible for understanding each retailer’s unique needs and to build solutions to address them.

Our marketing is focused on the following:

●
Increasing awareness of our corporate brand;

●
Analyzing the effectiveness of executed offerings; and

●
Developing and commercializing new and existing solutions.

Our in-store signage solutions are available for sale into a network of retailers that is managed and maintained through direct relationships, or can be sold to certain retailers in the Mass Merchant Channel.

During each of the last two most recently completed fiscal years, foreign sales accounted for less than 1% of total net sales each year. We expect sales to foreign distributors will remain less than 1% of total net sales in 2021.

Competition

We have faced increasingly intense competition for the marketing expenditures of CPG manufacturers for in-store signage. We have observed increased competition in growing and maintaining our network of retailers into which we are authorized to sell solutions as competitors continue to purchase new or extend exclusive arrangements with retailers for that purpose. We are party to an agreement with News America that entitles us to opportunities to sell signs with price in specific parts of News America’s retail network through April 2021, but we have experienced limited success gaining additional access to News America’s retail network. We are currently party to legal proceedings involving News Corporation, News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. (collectively, “News America”). The lawsuit is described further in Item 3 of Part I of this report.

Our solutions are also subject to increasing pressures from alternatives to traditional in-store signage, including digital and merchandising solutions offered by competitors including Vestcom, Menasha, West Rock, Valassis Digital and Quotient.

We believe our primary competitive strengths include:

●
Best-in-class execution across our portfolio product solutions;

●
Broad client-base of CPG manufacturers inclusive of large Fortune 500 companies, and emerging start-ups;

●
Managing and providing turn-key access to a national network of retailers;

●
Imagination, responsiveness and hunger to help move our clients’ business forward; and

●
Our speed to market on program execution.

Intellectual Property: Patents and Trademarks

The Company has developed and uses a number of trademarks, service marks, slogans, logos and other commercial symbols to advertise and sell its products. The Company owns U.S. registered trademarks for Insignia®, Insignia POPS®, Insignia POPSign®, Insignia ShelfPOPS®, Stylus®, freshADS®, DuraSign®, I-Care®, BannerPOPS®, BrandPOPS®, EquityPOPS®, ShapePOPS®, and BoxtalkTM. Certain employees are required to enter into nondisclosure and invention assignment agreements. Customers, vendors and other third parties also must agree to nondisclosure restrictions to prevent unauthorized disclosure of the Company’s trade secrets or other confidential or proprietary information.

Service and Solution Development

New services, solutions and enhancements to existing offerings are developed either internally or externally and may include proprietary data management, operations systems, and design guidance. Over the past several years, we have significantly expanded our offered solutions and have developed a portfolio designed to more holistically meet the needs of our clients and execution partners.

Business Plan

Our strategic plan, seeks to differentiate Insignia from our competition, situate Insignia for growth within our industry and better insulate Insignia to competitive response through our overall portfolio diversification. The strategic plan consists of:

1.
Optimize our Core. Streamline and simplify day-to-day operations and execution. In the second half of 2020, we outsourced most of our printing and information technology operations.

2.
Accelerate Innovation. Double down on our non-POPS solutions and invest in our growth.

3.
Amplify Digital. Expand existing capabilities to capture a greater share of the market.

4.
Deliver Corporate Rebrand. Launch new corporate branding and positioning to grow overall awareness and appeal.

5.
Invest in our Future. Continue to recruit and retain top talent, invest in training and development and strengthening our capabilities.

Our strategic plan acknowledges the challenges and opportunities we face within our industry and given the rapid change in retail in the current environment, we continue to be faced with risk of short-to-intermediate term volatility in our operating and financial performance.

Customers

We are a leading provider of in-store and digital advertising solutions to our clients. These solutions help our clients connect, engage and build better relationships with their consumers to increase awareness, trial, sales and loyalty. Many of these CPG manufacturers are fast moving brands with products that would be found in grocery, mass and drug channels.

During 2020, one CPG manufacturer accounted for 14% of our total net sales. During 2019, two CPG manufacturers accounted for 13% and 12%, respectively, of our total net sales. At December 31, 2020, two CPG manufacturers represented 18% and 11% of the Company’s total accounts receivable, respectively. At December 31, 2019, four CPG manufacturers represented 17%, 12%, 12% and 10% of the Company’s total accounts receivable, respectively.

Our sales historically have fluctuated from period to period, primarily because of:

●
CPG manufacturer determinations to purchase solutions from us versus competitor solutions;
●
Promotional timing and new product launches by CPG manufacturers;
●
CPG manufacturer budget fluctuations and amounts allocated to in-store or digital tactics vs. other tactics;
●
Quantity and quality of retailer locations into which we are authorized to execute our in-store solutions;
●
New solution acceptance by CPG manufacturers and retailers; and
●
Changes in the salability and breadth of our retailer network.

Environmental Matters

We believe our operations are in compliance with all applicable environmental regulations within the jurisdictions in which we operate. The costs and effects of compliance with these regulations have not been, and are not expected to become material.

Human Capital Resources and Management

We had 40 employees, of which 39 were full-time employees, as of March 8, 2021. We believe relationships are our focus and our future, and that begins with our own team. We believe in creating an environment where our employees have opportunities to grow and develop professionally and a work environment that employees are proud to be a part of.

●
Employee Engagement. We believe in regular engagement with our full team, whether that is starting off our week together in our Monday Huddle meetings, celebrating nominated employees for quarterly recognition or enjoying events our Employee Engagement committee plans. We also take to heart our employees’ feedback and concerns and leverage this to help enhance our employee experience promoting retention and overall success of our organization.

●
Talent Development. We have all our employees participate in annual development plans where we focus on both employee strengths and opportunities. 22% of our employees in 2020 advanced their careers with earned promotions based on their development and performance. Based on our employee needs we can provide them a wide range of development opportunities both formal and informal. As an example, in 2020, we had three of our Senior Directors complete their Six Sigma Training to help improve our production and execution processes.

●
Focus on Safety. The safety of our employees is a priority. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, that included giving the majority of our employees the flexibility to work from home.

●
Diversity, Equity and Inclusion. We recognize that our best performance comes when we have a team built off of diversity, equity and inclusion. In 2020, we reemphasized our focus when we were recognized from Minnesota Census of Women in Corporate Leadership for our diversity both in our boardroom and our executive leadership team. In addition, we have added Juneteenth as a recognized paid holiday for employees after the events of George Floyd and provided resources to our employees to educate themselves on racial prejudices.

●
Compensation and Benefits. We provide robust compensation and benefits. In addition to salaries, these programs, can include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption and surrogacy assistance, employee assistance programs, and on-site services.

Segment Reporting

The Company operates in a single reportable segment.

Item 1A. Risk Factors

Our business is subject to many risks. The following are significant factors known to us that could materially adversely affect our business, reputation, operating results, industry, financial position, or future financial performance.

COMPETITIVE AND REPUTATIONAL RISKS

We Face Significant Competition

We face significant competition from News America, the primary provider of at-shelf advertising and promotional signage for a significant majority of retailers. We continue to compete for advertising dollars with News America’s at-shelf advertising and promotional signage offerings. News America has significantly greater market presence and financial resources that can be used to market their products and purchase exclusive access to retailers and CPG manufacturers. Should our competition succeed in obtaining more of the at-shelf advertising business from our current CPG manufacturers, develop or extend exclusive relationships with our current retailers, our revenues and related operations would be adversely affected.

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

Our Results May Be Dependent on Our CPG Manufacturers’ Continued Use of Our POPS Solution

Since late 2018, we have seen changes in the CPG manufacturers who participate in our solutions that have adversely impacted POPS sales, through CPG manufacturers both forgoing new contracts and reducing forward participation. We also have seen increased competitive activities that are expected to lead to further decreases in POPS sales. In addition, volatility in CPG manufacturer spend has resulted from shrinking advertising budgets, expanded product solutions, and increased competition.

While our dependence on POPS sales has declined over the last several years, POPS sales were still 44% of our total net sales in 2020. Further declines in our POPS sales would cause our business and results of operations to be adversely affected.

The Viability of Our POPS Solution and Our Results Are Dependent on Our Ongoing Business Relationships with Retailers

To execute our POPS solution, we have entered into arrangements with retailers that provide us with access to place signs on shelves in their stores for our CPG manufacturing customers. We have also accessed a portion of our retailer relationships through third parties. During 2020, our top three retailer relationships provided distribution for 16% of our total net sales.

A significant retailer exited our retailer network in the first half of 2019. The impacts of the loss of this retailer is reflected in our results for 2019 and 2020. Our ability to sell our in-store solutions is substantially dependent on the quantity and quality of the retailer locations in our network.

Our retailer contracts generally have terms of one to three years and we are negotiating the renewal of these contracts on an ongoing basis. The future renewal of these contracts on profitable terms is not free from doubt. Some of our retailer contracts require us to guarantee minimum payments and we may be unable to profitably perform under these fixed cost contracts, or to offer a guarantee at the level required by a retailer during renewal negotiations. Further decreases in the size or quality of our retail distribution network, would have an adverse effect on sales of our in-store signage solutions and our financial results.

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

We cannot be assured that we will succeed in asserting our claims or, if we are successful, that our recovery (if any) will be adequate to cover the damages incurred and our costs of recovery. It is also possible that we may be unsuccessful in defending against any counterclaims, that a judgement will not be entered against us or that reserves (if any) we may set aside will be adequate to cover any such judgments. In addition, we have incurred significant expenses during the litigation and expect to incur significant expenses in the future, while recovery is uncertain or pending.

STRATEGIC RISKS

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

RISKS RELATED TO ECONOMY AND MARKET CONDITIONS

CPG Manufacturers and Retailers May Be Disproportionately Impacted by Changes in Economic Conditions

Our revenues are affected by CPG manufacturers’ and retailers’ marketing and advertising spending and our revenues and results of operations may be subject to fluctuations based upon general economic conditions inclusive of the dynamic global trade environment. Another economic downturn, whether as a result of the COVID-19 pandemic or otherwise, may reduce demand for our products and services or depress pricing of those products and services and have an adverse effect on our results of operations. Retailers may be impacted by changes in consumer spending as well, which may adversely impact our ability to renew contracts with our existing retailers as well as contract with new retailers on terms that are acceptable to us. In addition, if we are unable to successfully anticipate changing economic conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Current and Future Pandemics Are Likely to Impact Our Business

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

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts on our business as a result of any economic recession or depression that has occurred or may occur in the future. Because we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, the financial impact to our operating results cannot be reasonably estimated, but it could be material and last for an extended period of time.

OPERATIONAL RISKS

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

Our Outsourcing Arrangements May Not Yield the Desired Efficiencies Within Our Planned Timeline, If At All

We have recently entered into arrangements with third parties for them to operate certain software applications and significant portions of our information technology infrastructure, as well as most of our printing operations that are necessary to conduct our in-store signage business. We take steps to monitor and regulate the performance of these third parties, but we may not be successful in managing these relationships to achieve the desired outcomes.

These outsourcing arrangements make us reliant on third parties to conduct our operations and to satisfy commitments to customers. We are vulnerable to third party failures to satisfy their obligations to us for any reason, including as a result of their nonperformance, performance at standards that are not acceptable to us or our customers, changes in their methods of operation or financial condition, and other matters outside of our control. Further, we may not fully realize on a timely basis the anticipated economic and other benefits of the outsourcing projects or other relationships we entered into with these third parties, which could result in substantial costs or other operational or financial problems for the Company.

RISKS RELATED TO OUR COMMON STOCK

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

Investment in Our Stock Could Result in Fluctuating Returns

During 2020, the sale prices of our common stock as reported by The Nasdaq Stock Market ranged from a low of $3.78 to a high of $12.25. We believe factors such as the fluctuations in our quarterly and annual operating results described above, the market’s acceptance of our services and products, the performance of our business relative to market expectations, as well as limited daily trading volume of our stock and general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies.

TECHNOLOGY AND CYBERSECURITY RISKS

We May be Impacted if Our Information Systems Are Attacked

We rely upon information technology systems and networks, both internal and outsourced, in connection with a variety of business activities, some of which are managed by third parties. Additionally, we collect and store data that is sensitive to Insignia and its employees, customers, retailer network and suppliers. The secure operation of these information technology systems and networks, and the processing and maintenance of this data, is critical to our business operations and strategy. Information technology security threats—from user error to attacks designed to gain unauthorized access to our systems, networks and data—are increasing in frequency and sophistication. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems, networks and products and the confidentiality, availability and integrity of the data we process and maintain. Establishing systems and processes to address these threats and changes in legal requirements relating to data collection and storage may increase our costs. Should such an attack succeed, it could expose us and our employees, customers, retailer network and suppliers to misuse of information or systems, the compromising of confidential information, theft of assets, manipulation and destruction of data, defective products, production downtimes and operations disruptions, and breach of privacy, which may require notification under data privacy and other applicable laws. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company has leased approximately 23,400 square feet of office and warehouse space in suburban Minneapolis, Minnesota, through March 31, 2021 and will allow that lease to expire.

The Company plans to enter into a lease for a new operations center in suburban Minneapolis for a two-year term commencing in March 2021. The Company also plans to enter into a lease by April 2021 for new headquarters near downtown Minneapolis.

Total square footage under the expiring lease was 23,400 and planned total square footage under anticipated leases is expected to be less than 6,000. The anticipated reduction is possible due to the outsourcing of most printing and IT operations, and the plans to continue significant work from home.

Item 3. Legal Proceedings

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

In August 2019, News America filed an answer and counterclaim. In October 2019, News America moved for a judgment on the pleadings. Management believes that the counterclaim is without merit, and the Company filed a response brief on November 11, 2019. The Company also moved to dismiss the counterclaim against it. The court heard oral arguments from both parties on January 14, 2020, and subsequently denied both motions. On July 10, 2020, the parties cross-moved for summary judgment on the counterclaim. On December 7, 2020, the Court granted News America’s motion for summary judgment on the counterclaim in part, requiring Insignia to strike certain allegations from its Complaint and finding News America’s request for attorneys’ fees and costs premature.

Discovery is underway and trial is scheduled for December 2021. At this stage of the proceedings, the Company is unable to determine the likelihood of an unfavorable outcome or estimate any potential resulting liability at this time.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol ISIG.

As of March 8, 2021, our common stock was held by approximately 104 holders of record.

Dividends

The Company has not historically paid dividends, other than two one-time special dividends declared in 2011 and 2016. The Board of Directors periodically evaluates our ability to pay dividends in light of our financial condition. The Company intends to retain earnings from operations for use in advancing our business strategy; however, we may consider special dividends in the future depending on outcomes of actions such as legal proceedings.

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

Overview

We are a leading provider of in-store and digital advertising solutions to CPG manufacturers, retailers, shopper marketing agencies and brokerages. We believe our products and services are attractive to our clients because of our speed to market, ability to customize our solutions down to store level and the results our solutions deliver. Our leadership and employees have extensive industry knowledge, including direct experience through former positions at CPG manufacturers and retailers. We provide marketing solutions to CPG manufacturers spanning from some of the largest multinationals to new and emerging brands.

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

Over the past several years, we have significantly expanded our offered solutions and have developed a portfolio designed to more holistically meet the needs of our clients and execution partners which has diversified our portfolio. Our focus on portfolio diversification resulted in our 2020 non-POPS solutions revenue growing 11% versus 2019. We remain committed to further refining and enhancing our solutions and broadening our retailer relationships.

Sale of our Custom Print Business

In August 2020, we sold our custom print business to an existing strategic partner. This divestiture has allowed us to focus on our core business, selling product solutions to CPGs. The custom print business was not material to our operations as a whole and did not represent a strategic shift and therefore is not presented as a discontinued operation. The sale price was $300,000 resulting in a gain on the sale of $195,000. We received $200,000 of cash and recorded a short-term receivable of $75,000 and a long-term receivable of $25,000. In addition to the initial sale price, we are eligible to receive up to $100,000 in additional payments to the extent net sales by the custom print business during the first year after closing exceeds a threshold amount. Due to the contingent nature of the earn-out, no gain has been recognized as part of the recorded gain.

Impacts and Potential Future Impacts of COVID-19 on Our Business

The COVID-19 pandemic has significantly and adversely impacted our operations and the operations of our CPG customers and retailers as a result of quarantines, illnesses, and travel and logistics restrictions and it is likely to continue to adversely affect our business indefinitely. While we have continued to operate and maintain our continuity with our clients by working remotely, the retail landscape in which CPG manufacturers and retailers operate has changed substantially, as has our ability to execute programs due to both limited access to our retailers and reduced levels of staffing with our execution partners. The financial impact of COVID-19 for 2020 was significant. A significant number of programs originally slated for execution in the second quarter were cancelled. Our future bookings may be negatively impacted until the COVID-19 pandemic moderates. Factors deriving from the COVID-19 response that have impacted or we believe are likely to negatively impact sales and operating results in the future include, but are not limited to: reduced or delayed levels of CPG spending; reduced levels of staffing with our execution partners; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; and limitations on the ability of our customers to pay us on a timely basis. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts on our business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, we cannot reasonably estimate the full extent of the impact on our results of operation and financial condition but it could be material and last for an extended period of time. We continue to monitor our liquidity, including frequent cost and spending assessments and reductions across our organization.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

For the Years Ended December 31	2020	2019
Net sales	100.0%	100.0%
Cost of sales	82.8	78.3
Gross profit	17.2	21.7
Operating expenses:
Selling	16.3	12.1
Marketing	5.7	10.9
General and administrative	22.3	15.1
Gain on sale	(1.1)	-
Impairment loss	-	9.2
Total operating expenses	43.2	47.3
Operating loss	(26.0)	(25.6)
Other income	0.6	0.6
Loss before taxes	(25.4)	(25.0)
Income tax benefit	(1.1)	(2.1)
Net loss	(24.3)%	(22.9)%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Sales. Net sales for the year ended December 31, 2020 decreased 19.5% to $17,669,000, compared to $21,954,000 for the year ended December 31, 2019.

Service revenues. Service revenues for the year ended December 31, 2020 decreased 15.5% to $17,091,000, compared to $20,229,000 for the year ended December 31, 2019. The decrease was primarily due to a $4,065,000, or 34.5%, decrease in POPS revenue, partially offset by a $927,000, or 11.0%, increase in non-POPS revenue. For the year ended December 31, 2020, the POPS revenue was significantly lower due to decreases in the number of signs placed and average price per sign due to existing competitive pressures and the absence of a significant retailer for the full year. We believe the COVID-19 pandemic also significantly impacted both POPS and non-POPS revenue. COVID-19 has resulted in both reduced and delayed spending on our programs by CPG manufacturers. We will continue to have increased pressure on our POPS business heading into 2021, including the expiration in April 2021 of our 10-year selling agreement with News America Marketing.

Product revenues. Product revenues for the year ended December 31, 2020 decreased 66.5% to $578,000, compared to $1,725,000 for the year ended December 31, 2019. The decrease was primarily due to the August 2020 sale of the custom print business.  We do not expect product revenues will be significant in future periods.

Gross Profit. Gross profit for the year ended December 31, 2020 decreased 36.1% to $3,043,000, compared to $4,761,000 for the year ended December 31, 2019. Gross profit as a percentage of total net sales decreased to 17.2% for the year ended December 31, 2020, compared to 21.7% for the year ended December 31, 2019.

Service revenues. Gross profit from service revenues for the year ended December 31, 2020 decreased 33.0% to $2,998,000, compared to $4,473,000 for the year ended December 31, 2019. The decrease in gross profit was primarily due to a decrease in POPS solution sales as gross profit is highly dependent on sales levels due to the relatively fixed nature of a portion of payments to retailers, combined with the decrease in average price per sign.

Gross profit as a percentage of service revenues decreased to 17.5% for the year ended December 31, 2020, compared to 22.1% for the year ended December 31, 2019. The decrease was primarily due to the factors described above.

Product revenues. Gross profit from product sales for the year ended December 31, 2020 decreased 84.4% to $45,000, compared to $288,000 for the year ended December 31, 2019. The decrease was primarily due to the August 2020 sale of the custom print business, which represented the bulk of this business.

Gross profit as a percentage of product sales decreased to 7.8% for 2020, compared to 16.7% for 2019. The decrease was primarily due to decreased sales volume and changes in the mix of customers and products sold.

Impairment Loss - Services. Gross profit for the year ended December 31, 2020 was also negatively impacted as a result of an impairment loss resulting from the impairment charge of $159,000 on the value of the Company’s selling agreement with News America, a long-lived asset. The impairment charge is described further in Item 8, footnote 1. There was no impairment loss impacting gross profit during the year ended December 31, 2019.

Operating Expenses

Selling. Selling expenses for the year ended December 31, 2020 increased 8.2% to $2,877,000, compared to $2,658,000 for the year ended December 31, 2019, primarily due to increased staff related expenses. Selling expenses as a percentage of total net sales increased to 16.3% in 2020, compared to 12.1% in 2019, primarily due to decreased sales, in addition to the increases in costs and expenses described above.

Marketing. Marketing expenses for the year ended December 31, 2020 decreased 57.6% to $1,015,000, compared to $2,394,000 for the year ended December 31, 2019. The decrease was primarily the result of decreased staffing and variable staff related expenses and due to decreased consulting expenses. Marketing expenses as a percentage of total net sales decreased to 5.7% in 2020, compared to 10.9% in 2019, primarily due to the factors described above, partially offset by decreased sales.

General and Administrative. General and administrative expenses for the year ended December 31, 2020 increased 18.7% to $3,947,000, compared to $3,324,000 for the year ended December 31, 2019. The increase was primarily due to expenses relating to the litigation with News America, partially offset by decreased staffing and reduced stock-based compensation. General and administrative expenses as a percentage of total net sales increased to 22.3% in 2020, compared to 15.1% in 2019, primarily due to decreased sales, in addition to the increases in expense described above.

Gain on sale. Gain on sale for the year ended December 31, 2020 was $195,000 as a result of the sale of our custom print business. There was no gain on sale during the year ended December 31, 2019.

Impairment Loss. There was no impairment loss included in operating expenses during the year ended December 31, 2020. The impairment loss of $2,014,000 for the year ended December 31, 2019 was driven by a long-lived asset impairment charge which is described further in Item 8, footnote 1.

Other Income. Other income for the year ended December 31, 2020 decreased to $110,000, compared to $142,000 for the year ended December 31, 2019.

Income Taxes. During the year ended December 31, 2020, the Company recorded an income tax benefit of $191,000, compared to an income tax benefit of $466,000 for the year ended December 31, 2019. The effective tax rate was 4.3% and 8.5% for the years ended December 31, 2020 and 2019, respectively. The primary differences between the Company’s December 31, 2020 and 2019 effective tax rates and the statutory federal rates are expenses related to stock-based compensation in the amounts of $152,000 and $172,000, respectively, nondeductible meals and entertainment of $8,000 and $32,000, respectively, and a change in the Company’s valuation allowance against its deferred assets of $875,000 and $769,000, respectively. The effective tax rate fluctuates between periods based on the level of permanent differences and other discrete items relative to the level of pre-tax loss for the period.

Net Loss. For the reasons stated above, the net loss for the year ended December 31, 2020 was $4,300,000 compared to a net loss of $5,021,000 for the year ended December 31, 2019.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At December 31, 2020, working capital (current assets less current liabilities) was $8,694,000 compared to $11,395,000 at December 31, 2019. During the year ended December 31, 2020, cash and cash equivalents decreased $382,000 from $7,510,000 at December 31, 2019, to $7,128,000 at December 31, 2020.

Operating Activities: Net cash used in operating activities during the year ended December 31, 2020 was $1,580,000. Net loss of $4,300,000, plus non-cash adjustments of $718,000, plus changes in operating assets and liabilities of $2,002,000 resulted in the $1,580,000 of cash used in operating activities. The non-cash adjustments included of depreciation and amortization expense, impairment loss, gain on sale of business, changes in allowance for doubtful accounts, and stock-based compensation expense. The largest component of the change in operating assets and liabilities was accounts receivable, which decreased $2,041,000 from December 31, 2019, as a result of lower sales in the third and fourth quarters of 2020 compared to 2019, as well as expected fluctuations based on business and market conditions. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities: Net cash provided by investing activities during the year ended December 31, 2020 was $139,000. The Company sold its custom print business for $300,000 resulting in a gain on the sale of $195,000. The Company received $200,000 of cash and recorded a short-term receivable of $75,000 and a long-term receivable of $25,000. Purchases of property and equipment of $61,000 in 2020 decreased in comparison to 2019 due to completion of a technology system project in the first half of 2019. With the commencement of outsourcing of most information technology and printing operations, the Company anticipates minimal purchases of property and equipment for that purpose in 2021. The Company does not anticipate significant cash outlays for leasehold improvements in connection with new facility leases anticipated in the first part of 2021.The monthly payments under the new leases are anticipated to be significantly less than the monthly payments under expiring leases. During December 2020, in connection with the outsourcing of most printing operations, the Company sold property and equipment with a net book value of $230,000, for $195,000, resulting in a loss on sale of $35,000. The proceeds were in the form of receivables due in four equal amounts due in June and December 2021 and June and December 2022.

Financing Activities: Net cash provided by financing activities during the year ended December 31, 2020 was $1,059,000, which primarily related to proceeds received from our PPP loan.

On April 22, 2020, Company entered into the PPP Loan in the principal amount of $1,054,000, which was disbursed by Alerus Financial, N.A. (“Lender”). In accordance with the requirements of the CARES Act, the Company used the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs, rent and utility costs. Subsequent to the end of the fiscal year, on January 29, 2021, the SBA approved our application for forgiveness of the full amount due, including accrued interest. Accordingly, for the quarter ending March 31, 2021, the principal amount plus accrued interest, which was $1,061,000 at December 31, 2020, will be eliminated with a gain on debt extinguishment included in other income.

We believe that based upon current business conditions and plans, our existing cash balance and future cash generated from operations will be sufficient for our cash requirements for at least the next twelve months.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. The Company recognizes revenue from Insignia In-Store Signage Solutions ratably over the period of service, which is typically a two-to-four-week display cycle. Revenue from non-POPS solutions is recognized with a mix of over-time and point in time recognition dependent on type of service performed. Revenue that has been billed and not yet recognized is reflected as deferred revenue on the Company’s balance sheet.

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

In 2011, we paid News America Marketing In-Store, L.L.C. (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 was being amortized over the 10-year term of the arrangement. In 2019, we accelerated the amortization based on the anticipated recovery period over the remaining term of the contract due to the loss of a significant retailer. During the three months ended March 31, 2020, the impact of COVID-19 was determined to be a triggering event requiring an impairment review of long-lived assets. As of March 31, 2020, the Company determined the asset was impaired based upon continued revenue declines driven by changes in market conditions due to COVID-19 within the stores covered by the agreement. As a result, an impairment of $159,000 was recognized as of March 31, 2020. We also shortened the remaining useful life of the underlying asset from March 31, 2021 to December 31, 2020 and recorded remaining amortization expense on a straight-line basis over the remainder of 2020. Amortization expense without the impairment was $158,000 for the year ended December 31, 2020. The net carrying amount of the selling arrangement was recorded within other assets on the Company’s balance sheet as of December 31, 2019.

In 2019, the Company identified indicators of impairment due to the 2019 operating loss, cash flows used in operations and the excess of the book value of the Company compared to its market capitalization, which became a significant difference during the last two months of 2019. Due to these indicators of impairment, the Company completed an impairment analysis on its long-lived assets by first reviewing the expected undiscounted cash flows compared to the carrying value over the primary asset’s remaining useful life to determine if further impairment testing was required. The Company prepared an undiscounted cash flow analysis related to its selling agreement which is a separate asset group and as the undiscounted cash flows exceeded the carrying value, no further impairment testing was required. For the property and equipment asset group, the undiscounted cash flows were less than carrying value and therefore, a fair value assessment was required to determine the amount of the impairment. Due to the nature of the primary asset (internally developed software), the most readily available fair market value related to the asset is the market capitalization of the Company which is considered a level 1 measurement (quoted market price). After allocating the Company’s market capitalization to its working capital, there was no remaining value to allocate to long-lived assets which included the internally developed software recently placed in service. The Company utilized other level 3 inputs to determine the fair value of other tangible long-lived assets, including appraised values of production tooling, machinery and equipment. As a result, the Company recorded a long-lived asset impairment charge totaling $2,014,000 during the 4th quarter of 2019.

At December 31, 2020, the remaining balance of long-lived assets on the Company’s balance sheet was $75,000.

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

New Accounting Pronouncements

There are no new accounting pronouncement that were effective for the year ended December 31, 2020 that had a significant impact on the Company and there are no new accounting pronouncements effective in the future that are expected to have a material impact in future years.

Off-Balance Sheet Transactions

None.

Forward-Looking Statements

Statements in this report that are not statements of historical or current facts are considered forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “future,” “likely,” “may,” “projects,” “seeks,” “will,” and similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on these or any forward-looking statements, which speak only as of the date of this report. Statements made in this report regarding, for instance, changes in composition of retailer and CPG manufacturer networks, innovation and transformation of the Company’s business, cost savings from restructuring activities, the nature or impact of pending legal proceedings, benefits of outsourcing arrangements, are forward-looking statements. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes. As such, actual results may differ materially from the results or performance expressed or implied by such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in this report and additional risks, if any, identified in our Quarterly Reports on Form 10-Q and our Current Reports on Forms 8-K filed with the SEC. Such forward-looking statements should be read in conjunction with the Company's filings with the SEC. Insignia assumes no responsibility to update the forward-looking statements contained in this report or the reasons why actual results would differ from those anticipated in any such forward-looking statement, other than as required by law.

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

Index to Financial Statements

The following are included on the pages indicated:

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Insignia Systems, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Insignia Systems, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ Baker Tilly US, LLP
(formerly known as Baker Tilly Virchow Krause, LLP)

We have served as the Company's auditor since 2011.

Minneapolis, Minnesota

March 11, 2021

Insignia Systems, Inc.
BALANCE SHEETS

As of December 31	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$7,128,000	$7,510,000
Accounts receivable, net	5,628,000	7,559,000
Inventories	85,000	322,000
Income tax receivable	241,000	126,000
Prepaid expenses and other	711,000	375,000
Total Current Assets	13,793,000	15,892,000

Other Assets:
Property and equipment, net	75,000	549,000
Operating lease right-of-use assets	37,000	177,000
Other, net	155,000	372,000

Total Assets	$14,060,000	$16,990,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	3,148,000	3,036,000
Accrued liabilities:
Compensation	424,000	539,000
Other	827,000	570,000
Current portion of long-term debt	464,000	—
Current portion of operating lease liabilities	56,000	212,000
Deferred revenue	180,000	140,000
Total Current Liabilities	5,099,000	4,497,000

Long-Term Liabilities:
Accrued income taxes	677,000	643,000
Long-term debt, net of current portion	590,000	—
Operating lease liabilities	—	56,000
Total Long-Term Liabilities	1,267,000	699,000

Commitments and Contingencies

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,748,000 in 2020 and 1,725,000 in 2019	122,000	121,000
Additional paid-in capital	16,133,000	15,934,000
Accumulated deficit	(8,561,000)	(4,261,000)
Total Shareholders' Equity	7,694,000	11,794,000

Total Liabilities and Shareholders' Equity	$14,060,000	$16,990,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS

Year Ended December 31	2020	2019
Services revenues	$17,091,000	$20,229,000
Products revenues	578,000	1,725,000
Total Net Sales	17,669,000	21,954,000

Cost of services	13,934,000	15,756,000
Cost of goods sold	533,000	1,437,000
Impairment loss - services	159,000	—
Total Cost of Sales	14,626,000	17,193,000
Gross Profit	3,043,000	4,761,000

Operating Expenses:
Selling	2,877,000	2,658,000
Marketing	1,015,000	2,394,000
General and administrative	3,947,000	3,324,000
Gain on sale of custom print business	(195,000)	—
Impairment loss	—	2,014,000
Total Operating Expenses	7,644,000	10,390,000
Operating Loss	(4,601,000)	(5,629,000)

Other income	110,000	142,000
Loss Before Taxes	(4,491,000)	(5,487,000)

Income tax benefit	(191,000)	(466,000)
Net Loss	$(4,300,000)	$(5,021,000)

Net loss per share:
Basic	$(2.48)	$(2.94)
Diluted	$(2.48)	$(2.94)

Shares used in calculation of net loss per share:
Basic	1,734,000	1,706,000
Diluted	1,734,000	1,706,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at January 1, 2019	1,692,000	$118,000	$15,442,000	$760,000	$16,320,000
Issuance of common stock, net	15,000	1,000	107,000	-	108,000
Vesting of restricted stock units offset by repurchase of common stock upon vesting of restricted stock units and awards	(3,000)	2,000	(37,000)	-	(35,000)
Value of stock-based compensation	-	-	422,000	-	422,000
Restricted stock award issuance	21,000	-	-	-	-
Net loss	-	-	-	(5,021,000)	(5,021,000)

Balance at December 31, 2019	1,725,000	121,000	15,934,000	(4,261,000)	11,794,000
Issuance of common stock, net	5,000	-	20,000	-	20,000
Vesting of restricted stock units offset by repurchase of common stock upon vesting of restricted stock units and awards	16,000	1,000	(2,000)	-	(1,000)
Value of stock-based compensation	-	-	172,000	-	172,000
Common stock issued for accrued liabilities	-		9,000	-	9,000
Restricted stock award issuance	2,000	-	-	-	-
Net loss	-	-	-	(4,300,000)	(4,300,000)
Balance at December 31, 2020	1,748,000	$122,000	$16,133,000	$(8,561,000)	$7,694,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS

Year Ended December 31	2020	2019
Operating activities:
Net loss	$(4,300,000)	$(5,021,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	477,000	1,647,000
Impairment loss	159,000	2,014,000
Gain on sale of custom print business	(195,000)	—
Loss on sale of property and equipment	35,000	—
Changes in allowance for doubtful accounts	70,000	43,000
Deferred income tax benefit	—	(504,000)
Stock-based compensation expense	172,000	422,000
Changes in operating assets and liabilities:
Accounts receivable	2,041,000	1,161,000
Inventories	135,000	31,000
Income tax receivable	(115,000)	1,000
Prepaid expenses and other	(327,000)	(69,000)
Accounts payable	115,000	(224,000)
Accrued liabilities	79,000	(1,680,000)
Accrued income taxes	34,000	30,000
Deferred revenue	40,000	(162,000)
Net cash used in operating activities	(1,580,000)	(2,311,000)

Investing activities:
Purchases of property and equipment	(61,000)	(398,000)
Purchases of held to maturity investments	—	(4,981,000)
Proceeds from sale of custom print business	200,000	—
Proceeds from sale of held to maturity investments	—	4,981,000
Net cash provided by (used in) investing activities	139,000	(398,000)

Financing activities:
Cash dividends paid ($4.90 per share)	(14,000)	(14,000)
Proceeds from issuance of common stock, net	20,000	108,000
Repurchase of common stock upon vesting of restricted stock awards and vesting of restricted stock units	(1,000)	(35,000)
Proceeds from PPP Loan	1,054,000	—
Net cash provided by financing activities	1,059,000	59,000

Decrease in cash and cash equivalents	(382,000)	(2,650,000)

Cash and cash equivalents at beginning of year	7,510,000	10,160,000
Cash and cash equivalents at end of year	$7,128,000	$7,510,000

Supplemental disclosures for cash flow information:
Cash paid (refunded) during the year for income taxes	$(112,000)	$8,000

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$11,000	$-
Cash dividends declared included in accounts payable	$-	$28,000
Receivables recorded from sale of custom print business	$100,000	$-
Receivables recorded from sale of property and equipment	$195,000	$-
Common stock issued for accrued liabilities	$9,000	$-

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

Reverse Stock Split. Effective December 31, 2020, the Company implemented a seven-for-one reverse stock split. All share and per share information, including for stock options and restricted stock units, in the financial statements gives retroactive effect to the reverse stock split for all periods presented.

Sale of Custom Print Business. In August 2020, the Company sold its custom print business to an existing strategic partner. This divestiture has allowed the Company to focus on its core business, selling product solutions to CPGs. The custom print business was not material to operations as a whole and did not represent a strategic shift and therefore is not presented as a discontinued operation. The sale price was $300,000 resulting in a gain on the sale of $195,000. The Company received $200,000 of cash and recorded a short-term receivable of $75,000 and a long-term receivable of $25,000. In addition to the initial sale price, the Company is eligible to receive up to $100,000 in additional payments to the extent net sales by the custom print business during the first year after closing exceed a threshold amount. Due to the contingent nature of the earn-out, no additional gain has been recognized as part of the recorded gain.

Revenue Recognition. The Company recognizes revenue from Insignia In-Store Signage Solutions ratably over the period of service, which is typically a two-to-four-week display cycle. The Company recognized revenue related to custom print solutions and sign card sales at the time the products are shipped to customers. Revenue from non-POPS solutions is recognized with a mix of over-time and point in time recognition dependent on type of service performed. Revenue that has been billed and not yet recognized is reflected as deferred revenue on the Company’s balance sheet.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. At December 31, 2020 and 2019, $7,135,000 and $7,333,000 was invested in an insured sweep account and money market account, respectively. The balances in cash accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Amounts held in checking accounts and in insured cash sweep accounts during the years ended December 31, 2020 and 2019 were fully insured under the Federal Deposit Insurance Corporation.

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

The Company records certain financial assets and liabilities at their carrying amounts that approximate fair value, based on their short-term nature. These financial assets and liabilities included cash and cash equivalents, accounts receivable and accounts payable. The carrying value of long-term debt approximates fair value, as the loan is repayable over     the next 16 months at an interest rate prescribed by a government agency (see Note 11).

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

Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2020	2019
Beginning balance	$65,000	$22,000
Bad debt provision	70,000	47,000
Accounts written-off	-	(4,000)
Ending balance	$135,000	$65,000

Inventories. Inventories are primarily comprised of sign cards and hardware. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method, and consists of the following:

December 31	2020	2019
Raw materials	$32,000	$47,000
Work-in-process	2,000	16,000
Finished goods	51,000	259,000
	$85,000	$322,000

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

During December 2020, in connection with the outsourcing of certain printing operations, the Company sold property and equipment with a net book value of $230,000, for $195,000, resulting in a loss on sale of $35,000. The proceeds were in the form of receivables due in four equal amounts due in June and December 2021 and June and December 2022.

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

At March 31, 2020, the impact of COVID-19 was determined to be a triggering event requiring an impairment review of long-lived assets. In 2011, the Company paid News America Marketing In-Store, L.L.C. (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 was being amortized over the 10-year term of the arrangement. In 2019, the Company accelerated the amortization based on the anticipated recovery period over the remaining term of the contract due to the loss of a significant retailer that exited the Company’s retailer network in the first half of 2019 as a result of competitive pressures. As a result of the accelerated amortization, amortization expense for the year ended December 31, 2019 was $600,000. At March 31, 2020, the Company determined the asset was impaired based upon continued revenue declines driven by changes in market conditions due to COVID-19 within the stores that this agreement affords the Company access to. As a result, an impairment of $159,000 was recognized as of March 31, 2020. The Company also shortened the useful life of the underlying asset from March 31, 2021 to December 31, 2020 and recorded remaining amortization expense on a straight-line basis over the remainder of 2020. Amortization expense without the impairment was $158,000 for the year ended December 31, 2020. The net carrying amount of the selling arrangement was recorded within other assets on the Company’s balance sheet. A summary of the carrying amount of this selling arrangement is as follows as of December 31:

	2020	2019
Gross cost	$4,000,000	$4,000,000
Accumulated amortization	(4,000,000)	(3,683,000)
Net carrying amount	$-	$317,000

In 2019, the Company identified indicators of impairment due to the 2019 operating loss, cash flows used in operations and the excess of the book value of the Company compared to its market capitalization, which became a significant difference during the last two months of 2019. Due to these indicators of impairment, the Company completed an impairment analysis on its long-lived assets by first reviewing the expected undiscounted cash flows compared to the carrying value over the primary asset’s remaining useful life to determine if further impairment testing was required. The Company prepared an undiscounted cash flow analysis related to its selling agreement, described above, which is a separate asset group and as the undiscounted cash flows exceeded the carrying value, no further impairment testing was required. For the property and equipment asset group, the undiscounted cash flows were less than carrying value and therefore, a fair value assessment was required to determine the amount of the impairment. Due to the nature of the primary asset (internally developed software), the most readily available fair market value related to the asset is the market capitalization of the Company which is considered a level 1 measurement (quoted market price). After allocating the Company’s market capitalization to its working capital, there was no remaining value to allocate to long-lived assets which included the internally developed software recently placed in service. The Company utilized other level 3 inputs to determine the fair value of other tangible long-lived assets, including appraised values of production tooling, machinery and equipment. As a result, the Company recorded a long-lived asset impairment charge totaling $2,014,000 during the fourth quarter of 2019.

As of December 31, 2019
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

Advertising Costs. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $69,000 and $133,000 during the years ended December 31, 2020 and 2019, respectively.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the year.

Weighted average common shares outstanding for the years ended December 31, 2020 and 2019 were as follows:

Year ended December 31	2020	2019
Denominator for basic net loss per share - weighted average shares	1,734,000	1,706,000
Effect of dilutive securities:
Stock options, restricted stock units and restricted stock awards	-	-
Denominator for diluted net loss per share - weighted average shares	1,734,000	1,706,000

Due to the net loss incurred during the years ended December 31, 2020 and 2019, all stock awards were anti-dilutive for the period.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

2.
Investments. During 2020 and as of December 31, 2019, the Company did not have any investments. Prior to December 31, 2019, the Company had invested its excess cash in debt securities, with an average maturity of approximately six months, and which were classified as held to maturity within current assets.

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

In-Store Signage Solution Services. The Company provides a service of displaying promotional signs in close proximity to the CPG manufacturer’s product in participating stores, which the Company maintains in two-to-four-week cycle increments.

Each of the individual activities under the Company’s services, including production activities, are inputs to an integrated sign display service. Customers receive and consume the benefits from the promotional displays over the duration of the contracted display cycle. Additionally, the display of the signs does not have an alternative use to the Company and the Company has an enforceable right to payment for services performed to date. As a result, the Company recognizes the transaction price for service performance obligations as revenue over time. Given the nature of the Company’s performance obligations is to provide a display service over the duration of a specified period or periods, the Company recognizes revenue on a straight-line basis over the display service period as it best reflects the timing of transfer of its sign solutions.

Non-POPS Solutions. The Company also supplies CPG manufacturers with other retailer approved promotional services, such as signage, on-pack, merchandising and digital solutions. These services are more customized than POPS, consisting of variable durations and variable specifications. Due to the variable nature of these services, revenue recognition is a mix of over time and point in time recognition.

Products. Prior to the August 2020 sale of the Company’s custom print business, the Company also sold custom print solutions directly to its customers. Each such product was a distinct performance obligation. Revenue was recognized at a point in time upon shipment, when control of the goods transferred to the customer.

Disaggregation of Revenue

In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

	Year ended December 31, 2020
	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$10,702,000	$-	$10,702,000
Products and services transferred at a point in time	6,389,000	578,000	6,967,000
Total	$17,091,000	$578,000	$17,669,000

	Year ended December 31, 2019
	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$15,172,000	$-	$15,172,000
Products and services transferred at a point in time	5,057,000	1,725,000	6,782,000
Total	$20,229,000	$1,725,000	$21,954,000

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

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2019	$140,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(140,000)
Cash received in advance and not recognized as revenue	180,000
Balance at December 31, 2020	$180,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of its performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. At December 31, 2020, there were no contracts with an expected duration of greater than one year.

4.
Property and Equipment. Property and equipment consists of the following at December 31:

Year ended December 31	2020	2019
Property and Equipment:
Production tooling, machinery and equipment	$2,349,000	$3,685,000
Office furniture and fixtures	425,000	393,000
Computer equipment and software	1,447,000	1,426,000
Leasehold improvements	-	-
Construction in-progress	17,000	-
	4,238,000	5,504,000
Accumulated depreciation and amortization	(4,163,000)	(4,955,000)
Net Property and Equipment	$75,000	$549,000

Depreciation expense for the years ended December 31, 2020 and 2019 was $314,000 and $1,044,000, respectively. During December 2020, in connection with the outsourcing of most printing operations, the Company sold property and equipment with a net book value of $230,000, for $195,000, resulting in a loss on sale of $35,000. The proceeds were in the form of receivables due in four equal amounts due in June and December 2021 and June and December 2022.

5.
Leases.

The Company leases space under a non-cancelable operating lease for its corporate headquarters. This lease has escalating lease terms and also includes a tenant incentive that was recorded at the time the lease was originally entered into. The lease does not contain contingent rent provisions. The Company also has a lease for additional office space under an operating lease. The lease for the Company’s corporate headquarters includes both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., fixed common-area or other maintenance costs) which are accounted for as a single lease component as the Company elected the practical expedient to group lease and non-lease components for all leases. The lease for the Company’s additional office space is non-cancelable with a lease term of less than one year and therefore, the Company elected the practical expedient to exclude this short-term lease from the Company’s right-of-use assets and lease liabilities.

The Company’s incremental borrowing rate used in determining the present value of the lease payments was based on information available at the lease commencement date.

The cost components of the Company’s operating leases were as follows for the years ended December 31, 2020 and 2019:

	Year ended December 31, 2020
	Corporate	Additional	Operating
	Headquarters	Office Space	Leases
Operating lease cost	$150,000	$-	$150,000
Variable lease cost	104,000	-	104,000
Short-term lease cost	-	40,000	40,000
Total	$254,000	$40,000	$294,000

	Year ended December 31, 2019
	Corporate	Additional	Operating
	Headquarters	Office Space	Leases
Operating lease cost	$150,000	$-	$150,000
Variable lease cost	106,000	-	106,000
Short-term lease cost	-	38,000	38,000
Total	$256,000	$38,000	$294,000

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased corporate headquarters which are paid based on actual costs incurred by the lessor.

Maturities of the Company’s lease liabilities for its corporate headquarters operating lease were as follows as of December 31, 2020:

2021	$57,000
Less: Interest	1,000
Present value of lease liabilities	$56,000

The remaining lease term as of December 31, 2020 and 2019, was 0.25 years and 1.25 years, respectively. The discount rate as of both December 31, 2020 and 2019 was 6%. The cash outflow for operating leases for the years ended December 31, 2020 and December 31, 2019 was $222,000 and $217,000, respectively.

The Company plans to enter into a lease for a new operations center in suburban Minneapolis for a two-year term commencing in March 2021. The Company also plans to enter into a lease by April 2021 for new headquarters near downtown Minneapolis.

6.
Commitments and Contingencies.

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for fixed or store-based payments rather than sign placement-based payments resulting in minimum commitments each year in order to maintain the agreements. During the years ended December 31, 2020 and 2019, the Company incurred $2,765,000 and $3,356,000 of costs related to fixed and store-based payments, respectively. The amounts are recorded in cost of services in the Company’s statements of operations.

Aggregate commitment amounts under agreements with retailers are approximately as follows for the years ending December 31:

2021	$418,000
2022	708,000
2023	354,000

During 2020, the Company renegotiated several fixed or store-based retail payment contracts to sign placement-based payment contracts, in each case with the general effect of reducing guaranteed payment obligations. On an ongoing basis the Company negotiates renewals of various agreements with retailers, retailer contracts generally have terms of one to three years.

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

In August 2019, News America filed an answer and counterclaim. In October 2019, News America moved for a judgment on the pleadings. Management believes that the counterclaim is without merit, and the Company filed a response brief on November 11, 2019. The Company also moved to dismiss the counterclaim against it. The court heard oral arguments from both parties on January 14, 2020, and subsequently denied both motions. On July 10, 2020 the parties cross-moved for summary judgment on the counterclaim. On December 7, 2020, the Court granted News America’s motion for summary judgment on the counterclaim in part, requiring Insignia to strike certain allegations from its Complaint and finding News America’s request for attorneys’ fees and costs premature.

Discovery is underway and trial has been scheduled for December 2021. At this stage of the proceedings, the Company is unable to determine the likelihood of an unfavorable outcome or estimate any potential resulting liability at this time.

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

The following table summarizes the stock-based compensation expense that was recognized in the Company’s statements of operations for the years ended December 31, 2020 and 2019:

Year ended December 31	2020	2019
Cost of sales	$5,000	$14,000
Selling	38,000	121,000
Marketing	(1,000)	12,000
General and administrative	130,000	275,000
	$172,000	$422,000

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2020	2019
Stock Purchase Plan Options:
Expected life (years)	1.0	1.0
Expected volatility	59%	57%
Dividend yield	0%	0%
Risk-free interest rate	1.6%	2.6%

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

Under the terms of the 2018 Plan, the number of shares of our common stock that may be the subject of awards and issued under the 2018 Plan was initially 128,571 plus any shares remaining available for future grants under the 2013 Plan on the effective date of the 2018 Plan. All equity awards made during 2019 were under the 2018 Plan.

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

The following table summarizes activity under the 2003, 2013 and 2018 Plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share
Balance at January 1, 2019	117,860	53,225	$16.49
Restricted stock units and awards granted - 2018 Plan	(10,106)	—
Cancelled or forfeited - 2018 Plan options	1,938	(1,938)	13.65
Cancelled or forfeited - 2018 Plan restricted stock and restricted stock units	1,938	—	13.65
Cancelled or forfeited - 2013 Plan options	2,926	(2,926)	14.70
Cancelled or forfeited - 2013 Plan restricted stock and restricted stock units	3,105	—	12.02
Cancelled or forfeited - 2003 Plan options	—	(5,945)	17.21
Balance at December 31, 2019	117,661	42,416	16.66

Restricted stock units and awards granted - 2018 Plan	(31,782)	—
Cancelled or forfeited - 2018 Plan options	1,070	(1,070)	13.65
Cancelled or forfeited - 2018 Plan restricted stock and restricted stock units	3,091	—	9.58
Cancelled or forfeited - 2013 Plan options	2,241	(2,241)	15.54
Cancelled or forfeited - 2013 Plan restricted stock and restricted stock units	1,450	—	13.34
Cancelled or forfeited - 2003 Plan options	—	(8,607)	24.23

Balance at December 31, 2020	93,731	30,498	$14.69

The following table summarizes information about the stock options outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$8.26 - $13.65	18,799	6.12 years	$12.36	9,424	$11.07
$15.54 - $21.63	11,699	1.97 years	18.43	11,699	18.43
	30,498	4.53 years	$14.69	21,123	$15.15

Options outstanding under the Plans expire at various dates during the period from May 2021 through August 2028. Options outstanding during 2020 and 2019 had no intrinsic value. Options exercisable at December 31, 2020 had a weighted average remaining life of 3.16 years and no intrinsic value. No options were granted in either 2020 or 2019. The number of options exercisable at December 31, 2019 was 27,285.

During the year ended December 31, 2020, the Company issued 24,282 restricted stock units. The shares underlying the awards were assigned a weighted average value of $6.00 per share, which was the closing price of the Company’s common stock on the date of grants. These awards are scheduled to vest over one year. No restricted stock or restricted stock unit awards were granted in 2019 to employees.

During December 2020, non-employee members of the Board of Directors received restricted stock grants totaling 7,500 shares. The shares underlying the awards were assigned a value of $6.00 per share, which was the closing price of the Company’s common stock on the date of grants, for a total value of $45,000, and are scheduled to vest the day immediately preceding the date of the next annual shareholder meeting. During June 2019, non-employee members of the Board of Directors received restricted stock grants totaling 10,106 shares pursuant to the 2018 Plan. The shares underlying the awards were assigned a value of $7.42 per share, which was the closing price of the Company’s common stock on the date of grants, for a total value of $75,000, and were vested on July 30, 2020, the day immediately preceding the 2020 annual shareholder meeting.

Restricted stock and restricted stock unit transactions during the years ended December 31, 2020 and 2019 are summarized as follows:

	Number of Shares	Weighted average grant date fair value
Unvested shares at January 1, 2019	70,078	$12.47
Granted	10,106	7.42
Vested	(30,103)	11.15
Forfeited or surrendered	(5,422)	12.88
Unvested shares at December 31, 2019	44,659	$12.16
Granted	31,782	6.00
Vested	(22,315)	11.36
Forfeited or surrendered	(4,162)	10.30
Unvested shares at December 31, 2020	49,964	$8.76

As of December 31, 2020, there was approximately $20,000 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.61 years.

As of December 31, 2020, there was approximately $242,000 of total unrecognized compensation costs related to restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 0.88 years.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”) that enables employees to contribute up to 10% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of the year. During the years ended December 31, 2020 and 2019, respectively, participants purchased 6,152 and 4,638 shares under the ESPP. At December 31, 2020, 28,977 shares were reserved for future employee purchases of common stock under the ESPP. For the years ended December 31, 2020 and 2019, the Company recognized $18,000 and $55,000, respectively, of stock-based compensation expense related to the ESPP.

Share Repurchase Programs. On April 5, 2018, the Board authorized the repurchase of up to $3,000,000 of the Company’s common stock on or before March 31, 2020, when the program expired. During the years ended December 31, 2020 and 2019, the Company did not repurchase any shares.

Dividends. The Company has not historically paid dividends, other than one-time dividends declared in 2011 and 2016. The Company intends to retain earnings from operations for use in advancing our business strategy; however, the Company may consider special dividends in the future depending on outcomes of actions such as legal proceedings.

8.
Income Taxes. Income tax benefit consists of the following:

Year Ended December 31	2020	2019
Current taxes - Federal	$(233,000)	$-
Current taxes - State	42,000	38,000
Deferred taxes - Federal	-	(437,000)
Deferred taxes - State	-	(67,000)

Income tax benefit	$(191,000)	$(466,000)

The actual tax benefit attributable to loss before taxes differs from the expected tax benefit computed by applying the U.S. federal corporate income tax rate of 21% as follows:

Year Ended December 31	2020	2019
Federal statutory rate	21.0%	21.0%

Stock-based awards	(0.8)	(0.8)
State taxes	3.5	3.2
Other permanent differences	-	(0.1)
Impact of uncertain tax positions	(0.7)	(0.6)
Valuation allowance	(19.5)	(14.0)
Other	0.8	(0.2)

Effective federal income tax rate	4.3%	8.5%

Components of resulting noncurrent deferred tax assets (liabilities) are as follows:

As of December 31	2020	2019
Deferred tax assets
Accrued expenses	$153,000	$105,000
Inventory reserve	9,000	5,000
Stock-based awards	65,000	88,000
Reserve for bad debts	33,000	16,000
Net operating loss and credit carryforwards	1,422,000	715,000
Other	47,000	26,000
Depreciation	52,000	-
Valuation allowance	(1,723,000)	(848,000)

Total deferred tax assets	$58,000	$107,000

Deferred tax liabilities
Depreciation	$-	$(18,000)
Prepaid expenses	(58,000)	(89,000)

Total deferred tax liabilities	(58,000)	(107,000)

Net deferred income tax liabilities	$-	$-

As of December 31, 2020, the Company had a Federal net operating loss (NOL) to carry forward of approximately $5,400,000 and state NOLs of approximately $4,500,000 to carry forward. The Federal NOLs can be carried forward indefinitely. The expiration of state NOLs carried forward varies by taxing jurisdiction.

Section 382 of the U.S. Internal Revenue Code of 1986 (“Section 382”), as amended, generally imposes an annual limitation on the amount of NOL carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. During 2020, we believe we may have experienced an ownership change as defined in Section 382 which would limit our ability to utilize our NOLs. The Company has not yet completed a formal Section 382 analysis. In addition, our ability to utilize the current NOL carryforwards might be further limited by future issuances of our common stock.

In March 2020, Congress passed the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The CARES Act, among other provisions, allows for companies to carry back federal NOLs generated in 2018, 2019 and 2020 for up to five years for refunds of federal taxes paid. This provision created an opportunity for the Company to utilize NOLs not previously expected to be utilized. Thus, the Company has reversed approximately $215,000 of its valuation allowance against the NOLs in its deferred tax assets which the Company carried back to claim a refund of federal taxes paid. As the Company expects to receive the tax refund from the ability to carry back the NOLs within the next 12 months, this discrete benefit has been recorded within income taxes receivable on the balance sheet. In addition to the $215,000 recognized, $17,000 was included as a discrete tax benefit for the year and included in income taxes receivable related to the NOL carry back due to differences in the federal tax rate utilized for the deferred tax asset compared to the rates in effect for the years in which the NOL is being carried back.

The Company evaluates all significant available positive and negative evidence, including the existence of losses in prior years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into consideration the Company’s recent performance. The change in the valuation allowance for the years ended December 31, 2020 and 2019 was $875,000 and $769,000, respectively.

The Company has recorded a liability of $677,000 and $643,000 for uncertain tax positions taken in tax returns in previous years as of December 31, 2020 and 2019, respectively. This liability is reflected as accrued income taxes on the Company’s balance sheets. The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years 2017 and forward are open for examination and assessment by the Internal Revenue Service. With limited exceptions, tax years prior to 2017 are no longer open in major state and local tax jurisdictions. The Company does not anticipate that the total unrecognized tax benefits will change significantly prior to December 31, 2021.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows:

Balance at January 1, 2019	$613,000
Increases due to interest and state tax	30,000
Balance at December 31, 2019	643,000
Increases due to interest and state tax	34,000
Balance at December 31, 2020	$677,000

9.
Employee Benefit Plans. The Company sponsors a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. During the years ended December 31, 2020 and 2019, the Company’s expense for matching contributions was $62,000 and $72,000, respectively.

10.
Concentrations.

Major Customers. During the year ended December 31, 2020, one customer accounted for 14% of the Company’s total net sales. At December 31, 2020, two customers represented 18% and 11%, respectively of the Company’s total accounts receivable. During the year ended December 31, 2019, two customers accounted for 13% and 12%, respectively of the Company’s total net sales. At December 31, 2019, four customers represented 17%, 12%, 12% and 10%, respectively of the Company’s total accounts receivable.

Export Sales. Export sales accounted for less than 1% of total net sales during the years ended December 31, 2020 and 2019.

11.
Loan.  In April 2020, the Company entered into a promissory note (the “Note”) with Alerus Financial, N.A. The Note evidences a loan to the Company in the amount of $1,054,000 pursuant to the Paycheck Protection Program (the “PPP”) of the CARES Act administered by the U.S. Small Business Administration (the “SBA”).

In accordance with the requirements of the CARES Act, the Company used the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs, rent and utility costs, as further detailed in the CARES Act and applicable guidance issued by the SBA. Interest was accrued on the outstanding balance of the Note at a rate of 1.00% per annum. The Note was scheduled to mature on April 22, 2022 and required 18 equal monthly payments of principal and interest.

In accordance with provisions of the CARES Act, the Company applied for forgiveness of the amount due under the Note, including accrued interest. The application for forgiveness of the principal amount of $1,054,000 and accrued interest was approved by the SBA on January 29, 2021. Accordingly, for the quarter ending March 31, 2021 the debt of $1,054,000, plus accrued interest which was $7,000 at December 31, 2020, will be eliminated with a gain on debt extinguishment included in other income.

12.
Subsequent Events. The Company evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the Notes to Financial Statements, with the exception of the forgiveness of the Paycheck Protection Program loan disclosed in Note 11.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer and interim principal financial officer) and the Company’s Senior Director of Financial Planning and Analysis (interim principal accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s principal executive officer and the interim principal accounting officer concluded that the Company’s disclosure controls and procedures as of December 31, 2020 were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Director of Financial Planning and Analysis, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. In conducting its evaluation, our management used the criteria set forth by the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2020.

Implemented Remedial Actions in Response to Material Weakness

In connection with management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, management identified a material weakness because the Company had not designed and maintained effective internal control over the impairment testing required to be performed in accordance with ASC 360, Property, Plant, and Equipment. Specifically, the Company did not appropriately evaluate the indicators of impairment primarily related to its review of the impact of operating losses and negative cash flows attributable to the asset group which included the Company’s internally developed software as well as consideration of the decline in the Company's market capitalization during the fourth quarter of 2019 as an indicator of impairment.

To address the material weakness, we designed, implemented and tested new review controls to properly evaluate the indicators of impairment including the review of the impact of operating losses and negative cash flows attributable to asset groups, as well as consideration of the Company’s market capitalization. Our management determined the foregoing material weakness to be remediated as of December 31, 2020.

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

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated into this Item by reference is the information appearing under the headings “Proposal One – Election of Directors,” “Corporate Governance and Board Matters,” “Submission of Shareholder Proposals and Nominations” and, if any, “Delinquent Section 16(a) Reports,” in our Proxy Statement for our 2021 Annual Meeting of Shareholders we intend to file with the SEC (the “Proxy Statement”).

Executive Officers of the Registrant

As of the date of filing this Form 10-K, the following individuals were executive officers of the Company:

Name	Age	Position
Kristine A. Glancy	43	President, Chief Executive Officer and Secretary
Adam D. May	37	Chief Growth Officer
Zackery A. Weber	41	Sr. Director Financial Planning and Analysis

Kristine A. Glancy has been our President and Chief Executive Officer since May 2016, and a member of the Board of Directors since June 2017. Additionally, she has served as our interim principal financial officer since January 2021. Prior to joining the Company, Ms. Glancy served in various roles at The Kraft Heinz Company from 1999 to 2016, most recently as Customer Vice President from May 2013 to April 2016. She held the positions of Director of Sales from June 2012 to May 2013 and National Customer Manager from November 2010 to June 2012.

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

Zackery A. Weber has served as our Senior Director of Financial Planning and Analysis since December 2020. Additionally, he has served as our interim principal accounting officer since January 2021. He previously served as our Director of Financial Planning and Analysis from August 2015 to December 2020. He served as a Senior Financial Analyst for the Company from 2013 to August 2015. Before joining the Company, Mr. Weber held analyst and accounting positions at Target Corporation with increasing responsibility from 2003 to 2013. He began his career as an auditor at McGladrey & Pullen from 2002 to 2003. Mr. Weber holds a Bachelor of Arts degree in Accounting from the University of St. Thomas and an MBA in Finance & Management, from the University of St. Thomas - Opus College of Business.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2020 and 2019
Statements of Operations for the years ended December 31, 2020 and 2019
Statements of Shareholders’ Equity for the years ended December 31, 2020 and 2019
Statements of Cash Flows for the years ended December 31, 2020 and 2019
Notes to Financial Statements

(a)
Exhibits

Exhibit Number	Description	Incorporated by Reference To

3.1	Restated Articles of Incorporation (effective as of January 4, 2021)	Exhibit 3.1 to Current Report filed January 6, 2021

3.2	Composite Bylaws, as amended through December 5, 2015	Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2015

4.1	Description of Securities	Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2019

*10.1	2003 Incentive Stock Option Plan, as amended	Exhibit 10.1 to Form 8-K filed December 2, 2016

*10.2	Form of Incentive Stock Option Agreement under 2003 Incentive Stock Option Plan	Exhibit 10.1 to Form 8-K filed January 16, 2013

Exhibit Number	Description	Incorporated by Reference To
*10.3	2013 Omnibus Stock and Incentive Plan, as amended	Exhibit 10.2 to Form 8-K filed December 2, 2016

*10.4	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 to Form 8-K filed August 23, 2013

*10.5	Form of Restricted Stock Unit Agreement for Employees under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 to Form 8-K filed May 28, 2014

*10.6	Form of Restricted Stock Award Agreement for Employees under the 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2017

*10.7	2018 Equity Incentive Plan	Exhibit 99.1 to Registration Statement on Form S-8, Reg. No. 333-226670

*10.8	Form of Non-Qualified Stock Option Agreement under 2018 Equity Incentive Plan	Exhibit 10.1 to Form 8-K filed August 14, 2018

*10.9	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan	Exhibit 10.2 to Form 8-K filed August 14, 2018

*10.10	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2018 Equity Incentive Plan	Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2019

*10.11	Employee Stock Purchase Plan, as amended	Exhibit 99.2 to Registration Statement on Form S-8, filed August 8, 2018

*10.12	Deferred Compensation Plan for Directors	Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2018

*10.13	Employment Agreement with Kristine Glancy dated April 8, 2016	Exhibit 10.1 to Form 8-K filed April 13, 2016

*10.14	Change in Control Severance Agreement with Kristine Glancy dated April 8, 2016	Exhibit 10.2 to Form 8-K filed April 13, 2016

*10.15	First Amendment to Change in Control Agreement with Kristine A. Glancy dated April 28, 2018	Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2019

*10.16	Employment Agreement with Jeffrey Jagerson dated July 17, 2017	Exhibit 10.1 to Form 8-K filed June 30, 2017

*10.17	Change in Control Agreement with Jeffrey Jagerson dated July 17, 2017	Exhibit 10.2 to Form 8-K filed June 30, 2017

*10.18	Employment Agreement with Adam May dated December 20, 2019	Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2019

*10.19	Change in Control Agreement with Adam May dated December 20, 2019	Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2019

Exhibit Number	Description	Incorporated by Reference To
10.20	Industrial/Warehouse Lease Agreement between the Company and Opus Northwest L.L.C. dated March 27, 2008**	Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2007

10.21	First Amendment to Industrial/Warehouse Lease Agreement with James Campbell Company LLC (as successor in interest to Opus Northwest L.L.C.) dated September 14, 2015	Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2015

^10.22	Exclusive Agreement for Sale and Implementation of Specified Signs with Price approved June 6, 2011	Exhibit 10.2 to Form 10-Q for the quarterly period ended June 30, 2011

^10.23	Settlement Agreement and Release with News America Marketing In-Store, LLC, dated February 9, 2011, including exhibits	Exhibit 10.1 to Form 10-Q/A for the quarterly period ended March 31, 2011

10.24	Promissory Note with Alerus Financial, N.A., dated April 22, 2020	Exhibit 10.1 to Form 8-K filed April 28, 2020

+23.1	Consent of Independent Registered Public Accounting Firm

+24.1	Powers of Attorney

+31	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

++32	Section 1350 Certifications

+101.1
The following materials from Insignia Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 are filed herewith, formatted in XBRL (Extensible Business Reporting
Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Shareholders’ Equity (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

*
Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
**
Schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.
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
Dated:  March 11, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kristine A. Glancy	President, Chief Executive Officer, Secretary and Director	March 11, 2021
Kristine A. Glancy	(principal executive officer and interim principal financial officer)

/s/ Zackery A. Weber	Senior Director of Financial Planning and Analysis	March 11, 2021
Zackery A. Weber	(interim principal accounting officer)

/s/ Jacob J. Berning	Chairman of the Board, Director	March 11, 2021
Jacob J. Berning

/s/ Chad B. Johnson	Director	March 11, 2021
Chad B. Johnson

/s/ Loren A. Unterseher	Director	March 11, 2021
Loren A. Unterseher