Form 10-Q
period 2021-03-31
INSIGNIA SYSTEMS INC/MN
filed 2021-05-07
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to ____________

Commission File Number: 1-13471

INSIGNIA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7308 Aspen Lane N, Suite 153, Minneapolis, MN 55428
(Address of principal executive offices; zip code)

(763) 392-6200
(Registrant’s telephone number, including area code)

8799 Brooklyn Blvd, Minneapolis, MN 55445
(Former name, former address and former fiscal year, if changed since last report)

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

Number of shares outstanding of Common Stock, $.01 par value, as of May 3, 2021 was 1,754,030.

Insignia Systems, Inc.

i

PART I.               FINANCIAL INFORMATION

Item 1.                 Financial Statements

Insignia Systems, Inc.CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,
	2021	December 31,
	(Unaudited)	2020
ASSETS
Current Assets:
Cash and cash equivalents	$6,838,000	$7,128,000
Accounts receivable, net	4,726,000	5,628,000
Inventories	102,000	85,000
Income tax receivable	238,000	241,000
Prepaid expenses and other	628,000	711,000
Total Current Assets	12,532,000	13,793,000

Other Assets:
Property and equipment, net	74,000	75,000
Operating lease right-of-use assets	33,000	37,000
Other, net	130,000	155,000

Total Assets	$12,769,000	$14,060,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,580,000	$3,148,000
Accrued liabilities:
Compensation	374,000	424,000
Other	1,280,000	827,000
Current portion of long-term debt	—	464,000
Current portion of operating lease liabilities	16,000	56,000
Deferred revenue	700,000	180,000
Total Current Liabilities	4,950,000	5,099,000

Long-Term Liabilities:
Accrued income taxes	685,000	677,000
Long-term debt, net of current portion	—	590,000
Operating lease liabilities	17,000	—
Total Long-Term Liabilities	702,000	1,267,000

Commitments and Contingencies

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,754,000 at March 31, 2021 and 1,748,000 December 31, 2020	18,000	17,000
Additional paid-in capital	16,319,000	16,238,000
Accumulated deficit	(9,220,000)	(8,561,000)
Total Shareholders' Equity	7,117,000	7,694,000

Total Liabilities and Shareholders' Equity	$12,769,000	$14,060,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2021	2020
Services revenues	$5,419,000	$4,436,000
Products revenues	—	246,000
Total Net Sales	5,419,000	4,682,000

Cost of services	4,457,000	3,382,000
Cost of goods sold	—	172,000
Impairment loss - services	—	159,000
Total Cost of Sales	4,457,000	3,713,000
Gross Profit	962,000	969,000

Operating Expenses:
Selling	516,000	720,000
Marketing	235,000	365,000
General and administrative	1,919,000	993,000
Total Operating Expenses	2,670,000	2,078,000
Operating Loss	(1,708,000)	(1,109,000)

Other income:
Gain on forgiveness of debt and accrued interest	1,062,000	—
Miscellaneous	—	24,000
Loss Before Taxes	(646,000)	(1,085,000)

Income tax expense (benefit)	13,000	(222,000)
Net Loss	$(659,000)	$(863,000)

Net loss per share:
Basic	$(0.38)	$(0.50)
Diluted	$(0.38)	$(0.50)

Shares used in calculation of net loss per share:
Basic	1,751,000	1,724,000
Diluted	1,751,000	1,724,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2020	1,748,000	$17,000	$16,238,000	$(8,561,000)	$7,694,000
Issuance of common stock, net	6,000	1,000	25,000	—	26,000
Value of stock-based compensation	—	—	56,000	—	56,000
Net loss	—	—	—	(659,000)	(659,000)
Balance at March 31, 2021	1,754,000	$18,000	$16,319,000	$(9,220,000)	$7,117,000

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2019	1,725,000	$16,000	$16,039,000	$(4,261,000)	$11,794,000
Issuance of common stock, net	5,000	—	20,000	—	20,000
Value of stock-based compensation	—	—	49,000	—	49,000
Net loss	—	—	—	(863,000)	(863,000)
Balance at March 31, 2020	1,730,000	$16,000	$16,108,000	$(5,124,000)	$11,000,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2021	2020
Operating Activities:
Net loss	$(659,000)	$(863,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,000	148,000
Impairment loss	-	159,000
Gain on sale of property and equipment	(7,000)	-
Changes in allowance for doubtful accounts	(3,000)	9,000
Stock-based compensation expense	56,000	49,000
Gain on forgiveness of debt and accrued interest	(1,062,000)	-
Changes in operating assets and liabilities:
Accounts receivable	905,000	1,351,000
Inventories	(17,000)	9,000
Income tax receivable	3,000	(119,000)
Prepaid expenses and other	108,000	4,000
Accounts payable	(568,000)	(208,000)
Accrued liabilities	392,000	(501,000)
Income tax payable	8,000	9,000
Deferred revenue	520,000	210,000
Net cash provided by (used in) operating activities	(303,000)	257,000

Investing Activities:
Purchases of property and equipment	(29,000)	(32,000)
Sale of property and equipment	16,000	-
Net cash used in investing activities	(13,000)	(32,000)

Financing Activities:
Proceeds from issuance of common stock	26,000	20,000
Net cash provided by financing activities	26,000	20,000

Increase (decrease) in cash and cash equivalents	(290,000)	245,000

Cash and cash equivalents at beginning of period	7,128,000	7,510,000
Cash and cash equivalents at end of period	$6,838,000	$7,755,000

Supplemental disclosures for cash flow information:
Cash refunded (paid) during the period for income taxes	$(1,000)	$112,000

Non-cash financing activity:
Operating lease right-of-use asset obtained in exchange for lease obligation	$33,000	$-
Forgiveness of debt and accrued interest	$1,062,000	$-

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

Reverse Stock Split. Effective December 31, 2020, the Company implemented a seven-for-one reverse stock split. All share and per-share information, including for stock options and restricted stock units, in the financial statements gives retroactive effect to the reverse stock split for all periods presented including the value of Common Stock and Additional Paid-In Capital as of December 31, 2020.

Sale of Custom Print Business. In August 2020, the Company sold its custom print business to an existing strategic partner. This divestiture allowed the Company to focus on its core business, selling product solutions to CPGs. The custom print business was not material to operations as a whole and did not represent a strategic shift and therefore is not presented as a discontinued operation. The sale price was $300,000 resulting in a gain on the sale of $195,000. On the date of the sale, the Company received $200,000 of cash and recorded a short-term receivable of $75,000 and a long-term receivable of $25,000.

Basis of Presentation. The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Inventories. Inventories are primarily comprised of sign cards and hardware. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method, and consisted of the following as of the dates indicated:

	March 31, 2021	December 31, 2020
Raw materials	$-	$32,000
Work-in-process	2,000	2,000
Finished goods	100,000	51,000
	$102,000	$85,000

        Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	March 31, 2021	Decmeber 31, 2020
Property and Equipment:
Production tooling, machinery and equipment	$27,000	$2,349,000
Office furniture and fixtures	88,000	425,000
Computer equipment and software	704,000	1,447,000
Construction in-progress	—	17,000
	819,000	4,238,000
Accumulated depreciation and amortization	(745,000)	(4,163,000)
Net Property and Equipment	$74,000	$75,000

Depreciation expense was approximately $21,000 and $85,000 in the three months ended March 31, 2021 and 2020, respectively.

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

During the three months ended March 31, 2021 and 2020, no equity awards were issued by the Company.

The Company estimated the fair value of stock-based awards granted during the three months ended March 31, 2021, under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 year, expected volatility of 142.2%, dividend yield of 0% and risk-free interest rate of 0.1%.

The Company recorded total stock-based compensation expense of $56,000 and $49,000 for the three months ended March 31, 2021 and 2020, respectively.

Net Loss per Share. Basic net loss per share is computed by dividing net loss by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period.

Due to the net loss incurred during the three months ended March 31, 2021 and 2020 all outstanding stock options were anti-dilutive for the periods.

Weighted average common shares outstanding for the three months ended March 31, 2021 and 2020 were as follows:

Three months ended March 31	2021	2020
Denominator for basic net loss per share - weighted average shares	1,751,000	1,724,000
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	—	—
Denominator for diluted net loss per share - weighted average shares	1,751,000	1,724,000

2.
Revenue Recognition. Under Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (“Topic 606”), revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including noncash consideration, consideration paid or payable to a customer and significant financing components. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer, as further described below under “Performance Obligations.”

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

Non-POPS Solutions. The Company also supplies CPG manufacturers with other retailer approved promotional services, such as signage, on-pack, merchandising and digital solutions. These services are more customized than POPS, consisting of variable durations and variable specifications. Due to the variable nature of these services, revenue recognition is a mix of over-time and point-in-time recognition.

Products. Prior to the August 2020 sale of the Company’s custom print business, the Company also sold custom print solutions directly to its customers. Each such product was a distinct performance obligation. Revenue was recognized at a point-in-time upon shipment when control of the goods transferred to the customer.

Disaggregation of Revenue

In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

	Three months ended March 31, 2021
	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$2,028,000	$-	$2,028,000
Products and services transferred at a point in time	3,391,000	-	3,391,000
Total	$5,419,000	$-	$5,419,000

	Three months ended March 31, 2020
	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$3,344,000	$-	$3,344,000
Products and services transferred at a point in time	1,092,000	246,000	1,338,000
Total	$4,436,000	$246,000	$4,682,000

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

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2020	$180,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(132,000)
Cash received in advance and not recognized as revenue	652,000
Balance at March 31, 2021	$700,000

 Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of its performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. Among our contracts with an expected duration of greater than one year, we estimate that revenue of $38,000, $116,000 and $60,000 related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2021 will be recognized during the remainder of fiscal 2021, 2022 and 2023, respectively.

3.
Selling Arrangement. In 2011, the Company paid to News America Marketing In-Store, L.L.C. (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 was being amortized over the 10-year term of the arrangement. In 2019, the Company accelerated the amortization based on the anticipated recovery period over the remaining term of the contract due to the loss of a significant retailer. During the three months ended March 31, 2020, the impact of COVID-19 was determined to be a triggering event requiring an impairment review of long-lived assets. As of March 31, 2020, the Company determined the asset was impaired based upon continued revenue declines driven by changes in market conditions due to COVID-19 within the stores covered by the agreement. As a result, an impairment of $159,000 was recognized as of March 31, 2020. The Company also shortened the remaining useful life of the underlying asset from March 31, 2021 to December 31, 2020 and recorded remaining amortization expense on a straight-line basis over the remainder of 2020. Amortization expense without the impairment was $61,000 in the three months ended March 31, 2020. The selling arrangement was fully amortized as of March 31, 2021 and December 31, 2020.

4.
Income Taxes. For the three months ended March 31, 2021, the Company recorded income tax expense of $13,000, or (2.0%) of loss before taxes. For the three months ended March 31, 2020, the Company recorded income tax benefit of $222,000, or 20.5% of loss before taxes. The income tax expense (benefit) for the three months ended March 31, 2021 and 2020 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2021 and 2020 effective tax rates and the statutory federal rate are nondeductible stock-based compensation, nondeductible meals and entertainment and increases in the Company’s valuation allowance against its deferred tax assets. For the three months ended March 31, 2020, the Company recognized a decrease in its valuation allowance against certain federal net operating losses ("NOLs"), which the Company was able to carry back to prior periods. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of enacted tax laws. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustment to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. At March 31, 2021 and December 31, 2020, the Company had a valuation allowance of approximately $1,881,000 and $1,723,000, respectively, against its entire deferred tax asset because the Company does not believe it is more likely than not that it will realize its deferred tax asset.

As of March 31, 2021, and December 31, 2020, the Company had unrecognized tax benefits totaling $685,000 and $677,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $685,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the unrecognized tax benefits and associated interest are not expected to change significantly in 2021.

In March 2020, Congress passed the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The CARES Act, among other provisions, allows for companies to carry back federal NOLs generated in 2018, 2019 and 2020 for up to five years for refunds of federal taxes paid. This provision created an opportunity for the Company to utilize NOLs not previously expected to be utilized. Thus, in 2020 the Company reversed approximately $215,000 of its valuation allowance against the NOLs in its deferred tax assets which the Company carried back to claim a refund of federal taxes paid. As the Company expects to receive the tax refund from the ability to carry back the NOLs within the next 12 months, this discrete benefit has been recorded within income taxes receivable on the balance sheet. In addition to the $215,000 recognized, $17,000 was included as a discrete tax benefit for 2020 and included in income taxes receivable related to the NOL carry back due to differences in the federal tax rate utilized for the deferred tax asset compared to the rates in effect for the years in which the NOL is being carried back.

5.
Concentrations. During the three months ended March 31, 2021, two customers accounted for 17% and 14%, respectively of the Company’s total net sales. During the three months ended March 31, 2020, one customer accounted for 16% of the Company’s total net sales. At March 31, 2021, two customers accounted for 19% and 10%, respectively of the Company’s total accounts receivable. At December 31, 2020, two customers represented 18% and 11%, respectively of the Company’s total accounts receivable.

6.
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

Discovery is underway and trial has been scheduled for December 2021. At this stage of the proceedings, the Company is unable to determine the likelihood of an unfavorable outcome or estimate any potential resulting liability.

7.
Loan.  In April 2020, the Company entered into a promissory note (the “Note”) with Alerus Financial, N.A. The Note evidenced a loan to the Company in the amount of $1,054,000 pursuant to the Paycheck Protection Program (the “PPP”) of the CARES Act administered by the U.S. Small Business Administration (the “SBA”).

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

The Company’s application for forgiveness of the entire principal amount and all accrued interest under the Note was approved by the SBA on January 29, 2021. Accordingly, for the quarter ended March 31, 2021 the debt of $1,054,000, plus accrued interest of $8,000, was eliminated with a gain on debt forgiveness and accrued interest included in other income.

8.
Subsequent Event. In April 2021, the Company signed a lease for its headquarters space in Minneapolis for a three-year term commencing in July 2021 with monthly payments of approximately $8,300, inclusive of common area maintenance costs. A right-of-use asset and lease liability of approximately $183,000 will be recorded during the second quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere, including Part II, Item 1A, in this Quarterly Report on Form 10-Q and the “Risk Factors” described in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, our Current Reports on Form 8-K and our other SEC filings.

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

For retailers and CPG manufacturers working in an environment that is tighter, more competitive, and more complex every day, Insignia positions itself as the shopper marketing ally that combines best-in-class execution with imagination, responsiveness, and hunger to help move business forward. We focus on relationships with our clients and installation and print production vendors (“execution partners”) as we believe they are our future. These relationships are built with our brand-led, retailer centric mindset, our ability to be nimble and flexible to the ever-changing industry landscape and by delivering superior customer service that our clients deserve. Our in-store solutions execute in retailers spanning from some of the largest national retailers to regional US wholesalers and independents who are leaders in their respective channels and geographies.

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

Over the past several years, we have diversified our portfolio through a significant expansion of our offered solutions and development of a portfolio designed to more holistically meet the needs of our clients and execution partners. This diversification has resulted in non-POPS solutions revenue growing 97% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Our non-POPS revenue has grown year over year since we began the expansion of our offered solutions in 2017. We remain committed to further refining and enhancing our solutions and broadening our retailer relationships.

Impacts and Potential Future Impacts of COVID-19 on Our Business

The COVID-19 pandemic has adversely impacted our operations and the operations of our CPG customers and retailers as a result of quarantines, illnesses, and travel and logistics restrictions and it may continue to adversely affect our business indefinitely. While we have continued to operate and maintain our continuity with our clients by working remotely, the retail landscape in which CPG manufacturers and retailers operate has changed substantially, as has our ability to execute programs due to both limited access to our retailers and reduced levels of staffing with our execution partners. The financial impact of COVID-19 for the three months ended March 31, 2021 was not as significant as it had been in 2020 which is reflected in the increased revenue for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020. Our future bookings may be negatively impacted due to ongoing changes in the retail landscape and evolution of shoppers' behavior in response to COVID-19. The permanence of these changes is unknown. Factors deriving from the COVID-19 response that have impacted or we believe are likely to negatively impact sales and operating results in the future include, but are not limited to: reduced levels of CPG spending; reduced levels of staffing with our execution partners; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; and limitations on the ability of our customers to pay us on a timely basis. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts on our business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, we cannot reasonably estimate the full extent of the impact on our results of operation and financial condition, but it could be material and last for an extended period of time. We continue to monitor our liquidity, including frequent cost and spending assessments and reductions across our organization.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources. However, we believe that it is important to share where our company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses.

Business Overview

Summary of Financial Results

For the quarter ended March 31, 2021, the Company generated revenues of $5,419,000, as compared with revenues of $4,682,000 for the quarter ended March 31, 2020. Net loss for the quarter ended March 31, 2021 was $659,000, as compared to a net loss of $863,000 for the quarter ended March 31, 2020, while the operating loss was $1,708,000 for the quarter ended March 31, 2021 compared to $1,109,000 for the comparable quarter in the prior year. Revenue from our non-POPS solutions has increased significantly for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, partially offset by continued declines in our signage business due to competitive pressure. We continue to pursue a variety of efforts designed to drive innovation, client acquisitions and retailer expansions. During the first quarter of 2021, litigation expenses increased significantly compared to prior quarters. We also recognized a gain of $1,062,000 on the forgiveness of our PPP loan during the first quarter.

During the quarter ended March 31, 2021, cash and cash equivalents decreased $290,000 from $7,128,000 at December 31, 2020 to $6,838,000 at March 31, 2021. The decrease was primarily driven by the net loss for the quarter ended March 31, 2021. We have no debt other than our lease obligations at March 31, 2021.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Condensed Statements of Operations as a percentage of total net sales.

For the Three Months Ended March 31	2021	2020
Net sales	100.0%	100.0%
Cost of sales	82.2	79.3
Gross profit	17.8	20.7
Operating expenses:
Selling	9.5	15.4
Marketing	4.3	7.8
General and administrative	35.5	21.2
Total operating expenses	49.3	44.4
Operating loss	(31.5)	(23.7)
Other income	19.6	0.5
Loss before taxes	(11.9)	(23.2)
Income tax expense (benefit)	0.2	(4.8)
Net loss	(12.1)%	(18.4)%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net Sales. Net sales for the three months ended March 31, 2021 increased 15.7% to $5,419,000 compared to $4,682,000 for the three months ended March 31, 2020.

Service revenues. Service revenues for the three months ended March 31, 2021 increased 22.2% to $5,419,000 compared to $4,436,000 for the three months ended March 31, 2020. The increase was due to 96.8% increase in non-POPS revenue, partially offset by a 40.7% decrease in POPS solutions revenue. For the three months ended March 31, 2021, non-POPS revenue has increased due to both sales to new CPGs and an increase in sales to existing CPGs. Competitive pressures have resulted in decreased POPS solutions revenue for three months ended March 31, 2021 versus the three months ended March 31, 2020. We will continue to have increased pressure on our POPS business in 2021, including the expiration in April 2021 of our 10-year selling agreement with News America Marketing In-Store (“News America”). While the negative impact from COVID-19 has lessened compared to 2020, future impacts are unknown as CPG manufacturers and retailers react to changes in shoppers' behavior.

Product revenues. Due to the August 2020 sale of the custom print business, there were no product sales for the three months ended March 31, 2021 compared to $246,000 for the three months ended March 31, 2020.

Gross Profit. Gross profit for the three months ended March 31, 2021 decreased 0.7% to $962,000 compared to $969,000, inclusive of a $159,000 impairment charge for the three months ended March 31, 2020. Gross profit as a percentage of total net sales decreased to 17.8% for the three months ended March 31, 2021, compared to 20.7% for the three months ended March 31, 2020.

Service revenues. Gross profit from our service revenues for the three months ended March 31, 2021 decreased 7.5% to $962,000 compared to $895,000 for the three months ended March 31, 2020. The decrease in gross profit was primarily due to the decrease in POPS solution sales in addition to the Company’s decision to make an investment in the execution of a large non-POPS program.

Gross profit as a percentage of service revenues for the three months ended March 31, 2021 decreased to 17.8% compared to 20.2% for the three months ended March 31, 2020. The decrease was primarily due to mix of revenue as our non-POPS solutions typically have lower margins due to competitive pressures, partially offset by increased gross profit rates from our POPS solutions as the Company reduced guaranteed payment obligations by renegotiating several fixed or store-based retail payment contracts to sign placement-based payment contracts during 2020.

Product revenues. Due to the August 2020 sale of the custom print business, there was no gross profit for the three months ended March 31, 2021 compared to $74,000 for the three months ended March 31, 2020. Gross profit as a percentage of product revenues for the three months ended March 31, 2020 was 30.1%.

Impairment Loss. Impairment loss for the three months ended March 31, 2020 was $159,000 as a result of the impairment during the first quarter of the Company’s selling agreement with News America, a long-lived asset. The impairment charge is described further in Note 3 of our accompanying unaudited financial statements. There was no impairment loss during the three months ended March 31, 2021.

Operating Expenses

Selling. Selling expenses for the three months ended March 31, 2021 decreased 28.3% to $516,000 compared to $720,000 for the three months ended March 31, 2020. Decreased selling expense was primarily the result of decreased staff related expenses in addition to a software investment in the three months ended March 31, 2020. Selling expenses as a percentage of total net sales decreased to 9.5% for the three months ended March 31, 2021 compared to 15.4% for the three months ended March 31, 2020. The decrease was primarily due to the factors described above, in addition to increased sales.
Marketing. Marketing expenses for the three months ended March 31, 2021 decreased 35.6% to $235,000 compared to $365,000 for the three months ended March 31, 2020. Decreased marketing expense was primarily the result of decreased consulting and staffing expenses. Marketing expenses as a percentage of total net sales decreased to 4.3% for the three months ended March 31, 2021 compared to 7.8% for the three months ended March 31, 2020. The decrease was primarily due to the factors described above, in addition to increased sales.

General and administrative. General and administrative expenses for the three months ended March 31, 2021 increased 93.3% to $1,919,000 compared to $993,000 for the three months ended March 31, 2020. The increase was primarily due to expenses incurred as a result of the litigation with News America. General and administrative expenses as a percentage of total net sales increased to 35.5% for the three months ended March 31, 2021 compared to 21.2% for the three months ended March 31, 2020. The increase was primarily due to the factors described above, partially offset by increased sales.

Other Income. Other income for the three months ended March 31, 2021 was $1,062,000 compared to $24,000 for the three months ended March 31, 2020. The increase was due to the gain on debt extinguishment of $1,062,000 from the SBA forgiving the Company of its Note entered into pursuant to the PPP of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

Income Taxes.  For the three months ended March 31, 2021, the Company recorded income tax expense of $13,000, or (2.0%) of loss before taxes. For the three months ended March 31, 2020, the Company recorded income tax benefit of $222,000, or 20.5% of loss before taxes. The income tax expense (benefit) for the three months ended March 31, 2021 and 2020 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2021 and 2020 effective tax rates and the statutory federal rate are nondeductible stock-based compensation, nondeductible meals and entertainment as well as an increase in the Company’s valuation allowance against its deferred tax assets. In addition, for the three months ended March 31, 2020, the Company recognized a decrease in its valuation allowance against certain net operating losses (NOLs) carried forward for federal income tax purposes, which the Company was able to carry back to prior years and request a refund of federal taxes paid.

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

As a result of the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of its deferred tax assets have become unfavorable. Management has considered positive and negative evidence for the potential utilization of the deferred tax assets and has concluded that it is more likely than not that Company will not realize the full amount of its net deferred tax assets. At March 31, 2021 and December 31, 2020, the Company had a valuation allowance of approximately $1,881,000 and $1,723,000, respectively, against its entire deferred tax asset because the Company does not believe it is more likely than not that it will realize its deferred tax asset.

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

Net Loss. For the reasons stated above, net loss for the three months ended March 31, 2021 was $659,000, compared to a net loss of $863,000 for the three months ending March 31, 2020.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At March 31, 2021, working capital was $7,582,000 (defined as current assets less current liabilities) compared to $8,694,000 at December 31, 2020. During the three months ended March 31, 2021, cash and cash equivalents decreased $290,000 from $7,128,000 at December 31, 2020 to $6,838,000 at March 31, 2021.

Operating Activities. Net cash used in operating activities during the three months ended March 31, 2021 was $303,000. Net loss of $659,000, less non-cash adjustments of $995,000, plus changes in operating assets and liabilities of $1,351,000 resulted in the $303,000 of cash used in operating activities. The largest component of the change in operating assets and liabilities was accounts receivable, which decreased $905,000 from December 31, 2020, as a result of normal fluctuations based on business and market conditions. The non-cash adjustments consisted of depreciation and amortization expense, gain on sale of property and equipment, changes in allowance for doubtful accounts, gain on forgiveness of PPP loan and accrued interest and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities. Net cash used in investing activities during the three months ended March 31, 2021 was $13,000. This was related to purchases of property and equipment, partially offset by proceeds from the sale of property and equipment.

Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2021 was $26,000, which related to proceeds received from issuance of common stock under the employee stock purchase plan.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2020, included in our Form 10-K filed with the Securities and Exchange Commission on March 11, 2021. We believe our most critical accounting policies and estimates include the following:

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

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (i) the impacts of the COVID-19 pandemic including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for our products and services; (ii) local, regional, national, and international economic conditions that have deteriorated as a result of the COVID-19 pandemic including the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and our assessment of that impact; (iii) management’s ability to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (iv) the Company’s success in developing and implementing new product offerings, including mobile, digital or other new offerings, in a successful manner; (v) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with CPG retailers and manufacturers; (vi) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions and the effect of current sales trends on fiscal year 2021 results; (vii) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a CPG manufacturer or retailer, ; (viii) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally; (ix) our ability to successfully manage our new IT operating infrastructure outsourcing arrangement; (x) our ability to attract and retain highly qualified managerial, operational and sales personnel; and (xi) the final outcome of our litigation with News America. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q, and any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and interim principal financial officer and its interim principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s principal executive officer and the interim principal accounting officer concluded that the Company’s disclosure controls and procedures as of March 31, 2021 were effective.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the first quarter of 2021 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

The amount of legal expense that will be incurred in connection with the foregoing legal proceedings may be significant through the remainder of 2021 and beyond.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.   Exhibits

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation (effective as of January 4, 2021)	Exhibit 3.2 to Current Report filed January 6, 2021

3.2	Composite Bylaws, as amended through December 5, 2015	Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2015

31.1	Certification of Principal Executive and Financial Officer	Filed Electronically

31.2	Certification of Principal Accounting Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Financial Statements.
Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.
(Registrant)

Dated: May 7, 2021	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant and as interim principal financial officer)

Dated: May 7, 2021	/s/ Zackery A. Weber
Zackery A. Weber
Senior Director of Financial Planning and Analysis
(interim principal accounting officer)