Form 10-K/A
period 2020-12-31
INSIGNIA SYSTEMS INC/MN
filed 2021-08-23
CIK 875355

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

EXPLANATORY NOTE

Insignia Systems, Inc. (“we”, “us”, “our” and the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2021 (the “Original Report”). In filing this amendment, the Company is restating its previously issued audited financial statements for the years ended December 31, 2020 and 2019 to account for misstatements related to sales taxes. Those previously issued financial statements should no longer be relied upon. Except as described below, all other information in, and the exhibits to, the Original Report remain unchanged. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC made after the Original Report. This Amendment speaks as of the date of the Original Report and the Company has not updated the Original Report to reflect events occurring subsequent to the date of the Original Report.

Background and Effects of the Restatement

As disclosed in a current report on Form 8-K filed with the SEC on August 13, 2021, commencing in the second quarter of 2021, management conducted a review of the Company’s sales tax positions and related accounting, with the assistance of outside consultants. As a result of the review, it was determined that certain non-POPs services/products sales were subject to sales tax and that the Company had not assessed sales tax on sales of those services/products to customers. Company management then undertook a process to obtain documentation from significant customers to determine if each was exempt from sales tax assessments during the applicable periods. Based on responses received from these customers, the Company determined that it did not properly accrue sales tax and accrued the estimated sales tax incurred. The Company has identified the misstatements described below, and this Amendment restates the previously issued financial statements of the Company (the “Restated Financial Statements”) and certain other related disclosure, that were included in the Original Report.

The misstatements that appeared in the previously issued financial statements of the Company were material. For sales to the Company’s customers that were not exempt, the Company recorded a sales tax accrual, plus related estimated interest and penalties. The Company also determined on which past sales the Company would bill for sales tax and seek to collect from customers that were not tax exempt. The Company recorded accounts receivable deemed probable of collection. A summary of the impact of the misstatements is as follows:

	December 31, 2020		December 31, 2019
Year Ended	As previously reported	Restated	As previously reported	Restated
Total Net Sales	$17,669,000	$17,482,000	$21,954,000	$21,528,000
Operating Loss	(4,601,000)	(4,839,000)	(5,629,000)	(6,106,000)
Net Loss	(4,300,000)	(4,615,000)	(5,021,000)	(5,577,000)

	December 31, 2020		December 31, 2019
As of	As previously reported	Restated	As previously reported	Restated
Shareholders' equity	$7,694,000	$6,668,000	$11,794,000	$11,083,000

Internal Control Over Financial Reporting

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020 as further described in item 9A of this Amendment, and concluded that a material weakness existed and that disclosure controls and procedures were not effective. Management’s previous annual report on internal control over financial reporting should no longer be relied upon. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial reports will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a company’s disclosure controls and procedures and internal control over financial reporting are effective. Management has taken, and is taking additional steps, as described under “Remediation Plan and Status” in Item 9A of this Amendment, to remediate the material weakness in our internal control over financial reporting. For more information regarding the restatement and its impact on our financial statements, refer to Note 2, Restatement of Previously Issued Financial Statements of the Notes to the Financial Statements included within this Amendment.

i

Items Amended in this Filing

This Amendment amends and restates the following Items 1 and 1A appearing in Part I, Items 7, 8 and 9A appearing in Part II, and Item 15 appearing in Part IV. In accordance with applicable SEC rules, this Amendment includes certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) from the Company’s Principal Executive Officer and Principal Financial Officer dated as of the date of this Amendment.

ii

PART I.

Item 1. Business

General

Insignia Systems, Inc. was incorporated in Minnesota in 1990. We are a leading provider of in-store and digital advertising solutions to consumer-packaged goods (“CPG”) manufacturers, retailers, shopper marketing agencies and brokerages (“clients”). We believe our products and services are attractive to our clients because of our speed to market, ability to customize our solutions down to store level and the results our solutions deliver. Our leadership and employees have extensive industry knowledge, including direct experience through former positions at CPG manufacturers and retailers. We provide marketing solutions to CPG manufacturers spanning from some of the largest multinationals to new and emerging brands.

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

Product Solutions

Since the Company’s inception in 1990, we have worked closely with CPG manufacturers and retailers to understand their evolving needs and introduce solutions that help them achieve their business strategies. Over most of the past decade, our core product has been in-store signage solutions, namely the Insignia Point-of Purchase Services (POPS®). Over the past several years, our net sales from sign solutions have declined due to competitive pressures while our non-POPS solutions have significantly expanded as we have developed our portfolio to more holistically meet the needs of our clients and execution partners. For example, our in-store signage solutions represented approximately 57% of our total net sales for 2020, compared to 83% of our total net sales in 2018.

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

During 2020, one CPG manufacturer accounted for 14% of our total net sales. During 2019, two CPG manufacturers accounted for 13% and 12%, respectively, of our total net sales. At December 31, 2020, two CPG manufacturers represented 17% and 10% of the Company’s total accounts receivable, respectively. At December 31, 2019, four CPG manufacturers represented 17%, 12%, 12% and 10% of the Company’s total accounts receivable, respectively.

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

We Have Identified a Material Weakness in Our Internal Control Over Financial Reporting. If This Material Weakness Persists or If We Fail to Establish and Maintain Effective Internal Control over Financial Reporting, We May Not Be Able to Accurately or Timely Report Our Financial Condition or Results of Operations, Which May Adversely Affect Our Business and the Market Price of Our Common Stock.

The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, such as the material weaknesses as described below.

Our compliance with Section 404 necessitates that we incur substantial accounting expense and expend significant management efforts. We will continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, including the remediation of the material weakness described below, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting and to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate the material weakness described below, or any future material weaknesses that may be identified, or to complete our evaluation, testing and remediation in a timely fashion. Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements.

The Company had a material weakness at December 31, 2019 related to impairment testing that we performed in accordance with ASC 360, Property, Plant, and Equipment. This material weakness was remediated as of December 31, 2020.

We have concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2020, and consequently our Board of Directors determined that management’s report on internal control over financial reporting as of December 31, 2020, included in our Annual Report on Form 10-K for the year then ended, should no longer be relied upon. In connection with the material weakness identified in Item 9A, Controls and Procedures, we have restated our financial statements for the years ended December 31, 2020 and 2019 as described in the Explanatory Paragraph and in Note 2 to our annual financial statements. This material weakness is discussed further within Item 9A, Controls and Procedures, of this Annual Report on Form 10-K/A. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective.

In response to the identified material weakness, our management, with the oversight of the Audit Committee of our Board of Directors, has dedicated significant resources, including the involvement of outside advisors, and efforts to improve our internal control over financial reporting and has taken immediate action to remediate the material weakness identified. Certain remedial actions have been completed including ongoing involvement of outside advisors, review of taxability of new products/services and obtaining of appropriate documentation of exempt status from customers. The Company will further enhance these controls over the remainder of 2021. If we fail to remediate this material weakness or fail to otherwise maintain effective control over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. If we are unable to successfully remediate the material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, and our ability to access the capital markets could be limited.

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

PART II.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

The following discussion should be read in conjunction with the financial statements and the related notes included in this Annual Report on Form 10-K/A. This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in “Forward-Looking Statements” and elsewhere in this report.

Restatement

The accompanying MD&A gives effect to certain adjustments made to the previously reported financial statements for the years ended December 31, 2020 and 2019. Due to the restatement of these periods, the data set forth in the accompanying MD&A may not be comparable to discussions and data in our Original Report.

Refer to “Explanatory Note” immediately preceding Item 1 of this Annual Report on 10-K/A and Note 2, “Restatement of Financial Statements” in the accompanying financial statements for further details related to the restatement and impact on our financial statements.

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

Over the past several years, we have significantly expanded our offered solutions and have developed a portfolio designed to more holistically meet the needs of our clients and execution partners which has diversified our portfolio. Our focus on portfolio diversification resulted in our 2020 non-POPS solutions revenue growing 15% versus 2019. We remain committed to further refining and enhancing our solutions and broadening our retailer relationships.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

	As Restated
For the Years Ended December 31	2020	2019
Net sales	100.0%	100.0%
Cost of sales	83.7	79.9
Gross profit	16.3	20.1
Operating expenses:
Selling	16.5	12.3
Marketing	5.8	11.1
General and administrative	22.8	15.7
Gain on sale	(1.1)	-
Impairment loss	-	9.4
Total operating expenses	44.0	48.5
Operating loss	(27.7)	(28.4)
Other income	0.2	0.5
Loss before taxes	(27.5)	(27.9)
Income tax benefit	(1.1)	(2.0)
Net loss	(26.4)%	(25.9)%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Sales. Net sales for the year ended December 31, 2020 decreased 18.8% to $17,482,000, compared to $21,528,000 for the year ended December 31, 2019.

Service revenues. Service revenues for the year ended December 31, 2020 decreased 14.6% to $16,904,000, compared to $19,803,000 for the year ended December 31, 2019. The decrease was primarily due to a $4,065,000, or 34.5%, decrease in POPS revenue, partially offset by a $1,165,000, or 14.6%, increase in non-POPS revenue. For the year ended December 31, 2020, the POPS revenue was significantly lower due to decreases in the number of signs placed and average price per sign due to existing competitive pressures and the absence of a significant retailer for the full year. We believe the COVID-19 pandemic also significantly impacted both POPS and non-POPS revenue. COVID-19 has resulted in both reduced and delayed spending on our programs by CPG manufacturers. We will continue to have increased pressure on our POPS business heading into 2021, including the expiration in April 2021 of our 10-year selling agreement with News America Marketing.

Product revenues. Product revenues for the year ended December 31, 2020 decreased 66.5% to $578,000, compared to $1,725,000 for the year ended December 31, 2019. The decrease was primarily due to the August 2020 sale of the custom print business.  We do not expect product revenues will be significant in future periods.

Gross Profit. Gross profit for the year ended December 31, 2020 decreased 34.1% to $2,856,000, compared to $4,335,000 for the year ended December 31, 2019. Gross profit as a percentage of total net sales decreased to 16.3% for the year ended December 31, 2020, compared to 20.1% for the year ended December 31, 2019.

Service revenues. Gross profit from service revenues for the year ended December 31, 2020 decreased 30.5% to $2,811,000, compared to $4,047,000 for the year ended December 31, 2019. The decrease in gross profit was primarily due to a decrease in POPS solution sales as gross profit is highly dependent on sales levels due to the relatively fixed nature of a portion of payments to retailers, combined with the decrease in average price per sign.

Gross profit as a percentage of service revenues decreased to 16.6% for the year ended December 31, 2020, compared to 20.4% for the year ended December 31, 2019. The decrease was primarily due to the factors described above.

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

Operating Expenses

Selling. Selling expenses for the year ended December 31, 2020 increased 8.2% to $2,877,000, compared to $2,658,000 for the year ended December 31, 2019, primarily due to increased staff related expenses. Selling expenses as a percentage of total net sales increased to 16.5% in 2020, compared to 12.3% in 2019, primarily due to decreased sales, in addition to the increases in costs and expenses described above.

Marketing. Marketing expenses for the year ended December 31, 2020 decreased 57.6% to $1,015,000, compared to $2,394,000 for the year ended December 31, 2019. The decrease was primarily the result of decreased staffing and variable staff related expenses and due to decreased consulting expenses. Marketing expenses as a percentage of total net sales decreased to 5.8% in 2020, compared to 11.1% in 2019, primarily due to the factors described above, partially offset by decreased sales.

General and Administrative. General and administrative expenses for the year ended December 31, 2020 increased 18.5% to $3,998,000, compared to $3,375,000 for the year ended December 31, 2019. The increase was primarily due to expenses relating to the litigation with News America, partially offset by decreased staffing and reduced stock-based compensation. General and administrative expenses as a percentage of total net sales increased to 22.8% in 2020, compared to 15.7% in 2019, primarily due to decreased sales, in addition to the increases in expense described above.

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

Other Income. Other income for the year ended December 31, 2020 decreased to $33,000, compared to $105,000 for the year ended December 31, 2019. The decrease was due to increased interest expense related to sales tax accrued.

Income Taxes. During the year ended December 31, 2020, the Company recorded an income tax benefit of $191,000, compared to an income tax benefit of $424,000 for the year ended December 31, 2019. The effective tax rate was 4.0% and 7.1% for the years ended December 31, 2020 and 2019, respectively. The primary differences between the Company’s December 31, 2020 and 2019 effective tax rates and the statutory federal rates are expenses related to stock-based compensation in the amounts of $152,000 and $172,000, respectively, nondeductible meals and entertainment of $8,000 and $32,000, respectively, nondeductible penalties of $52,000 and $50,000, respectively, and a change in the Company’s valuation allowance against its deferred assets of $943,000 and $924,000, respectively. The effective tax rate fluctuates between periods based on the level of permanent differences and other discrete items relative to the level of pre-tax loss for the period.

Net Loss. For the reasons stated above, the net loss for the year ended December 31, 2020 was $4,615,000 compared to a net loss of $5,577,000 for the year ended December 31, 2019.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At December 31, 2020, working capital (current assets less current liabilities) was $7,668,000 compared to $10,684,000 at December 31, 2019. During the year ended December 31, 2020, cash and cash equivalents decreased $382,000 from $7,510,000 at December 31, 2019, to $7,128,000 at December 31, 2020.

Operating Activities: Net cash used in operating activities during the year ended December 31, 2020 was $1,580,000. Net loss of $4,615,000, plus non-cash adjustments of $851,000, plus changes in operating assets and liabilities of $2,184,000 resulted in the $1,580,000 of cash used in operating activities. The non-cash adjustments included of depreciation and amortization expense, impairment loss, gain on sale of business, changes in allowance for doubtful accounts, and stock-based compensation expense. The largest component of the change in operating assets and liabilities was accounts receivable, which decreased $1,679,000 from December 31, 2019, as a result of lower sales in the third and fourth quarters of 2020 compared to 2019, as well as expected fluctuations based on business and market conditions. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

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

Sales Taxes. Sales taxes are based on determination of which of the Company’s products/services are subject to sales tax, and in which of various states and other jurisdictions the tax applies. Further, the Company must determine which of our customers are exempt from the Company charging sales tax because the customer is a reseller or self-assesses and direct pays to states and other jurisdictions on purchases the customer makes from the Company. These determinations contain estimates and are subject to judgment and interpretation by taxing authorities in various states and other jurisdictions, which could result in recognizing materially different amounts in future periods.

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

Index to Financial Statements

The following are included on the pages indicated:

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Insignia Systems, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Insignia Systems, Inc. (the "Company") as of December 31, 2020 and 2019, the related statements of operations, shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the Company has restated its 2020 and 2019 financial statements to correct errors related to accounting for sales taxes.

See also the “Accounting for sales taxes” critical audit matter.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for sales taxes

Critical Audit Matter Description

As described in Note 2 to the financial statements, the Company restated its financial statements for the years ended 2020 and 2019 as a result of incorrect accounting for sales taxes. See also the “Restatement of Previously Issued Financial Statements” section of our report. During the second quarter of 2021, the Company conducted a review of its sales tax positions and related accounting, with the assistance of outside consultants. As a result of the review, it was determined that certain services and products sales were subject to sales tax and that the Company had not assessed sales tax on sales of those services and products to customers. The Company then undertook a process to obtain documentation from significant customers to determine if any was exempt from sales tax assessments during the applicable periods. Based on the responses received from these customers, the Company determined that it did not properly accrue sales tax. The Company accrued the estimated sales taxes due in the amounts of $1,011,000 and $594,000, and interest and penalties of $244,000 and $117,000, as of December 31, 2020 and 2019, respectively. For certain customers, the Company expects to bill and collect the related sales taxes that are due. The Company has estimated such amounts to be $229,000 as of December 31, 2020. The Company was required to apply judgment regarding the determination of the tax status of the customers that did not respond to managements’ inquiries, as well as in the estimation of sales tax rates, interest and penalties accruals, and of the sales tax amounts expected to be billed and collected.

The accounting for sales taxes is complex as each state has specific rules and regulations regarding the taxability of products and services. The Company’s evaluation of the estimated sales taxes accrual required the use of a complex model and the assistance of outside professionals that are experienced in accounting for sales taxes. There is significant judgment involved in determining the specific strategy to apply for estimating the accrual for sales taxes, including the judgment of taxability of customers who did not respond to the Company’s requests for documentation of the customers’ taxability, sales tax rates in each jurisdiction, and estimated interest and penalties. Judgment is also required to determine the Company’s ability to bill and collect from certain customers past sales taxes that are due.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●
Testing the accuracy and completeness of the products and services sales transactions that were included in the sales tax analysis.

●
Testing a sample of customer responses received by the Company to validate the completeness of the accrual.

●
Evaluating the process management used to estimate the sales tax liability for customers who did not respond to management’s inquiries regarding taxability.

●
Involving internal sales tax professionals to assist in assessing each type of product and service to determine whether or not it is taxable, as well as the sales tax rates utilized and related interest and penalty calculations.

●
Evaluating the process that management used to estimate the sales tax liability and the estimate regarding the collectability related to proposed billings to customers of sales tax by reviewing underlying documentation analyzed by the Company to support its estimates.

●
Testing the mathematical accuracy of the model used by management to calculate estimated sales tax, interest and penalties.

/s/ Baker Tilly US, LLP

(formerly known as Baker Tilly Virchow Krause, LLP)
We have served as the Company's auditor since 2011.
Minneapolis, Minnesota

March 11, 2021, except for the effects of the restatement in Notes 1, 2, 4, 9, 11 to the financial statements, and the critical audit matter related to the accounting for sales taxes, as to which the date is August 23, 2021

Insignia Systems, Inc.
BALANCE SHEETS
	As Restated	As Restated
As of December 31	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$7,128,000	$7,510,000
Accounts receivable, net	5,857,000	7,559,000
Inventories	85,000	322,000
Income tax receivable	241,000	126,000
Prepaid expenses and other	711,000	375,000
Total Current Assets	14,022,000	15,892,000

Other Assets:
Property and equipment, net	75,000	549,000
Operating lease right-of-use assets	37,000	177,000
Other, net	155,000	372,000

Total Assets	$14,289,000	$16,990,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	3,148,000	3,036,000
Accrued liabilities:
Compensation	424,000	539,000
Sales tax	1,011,000	594,000
Other	1,071,000	687,000
Current portion of long-term debt	464,000	—
Current portion of operating lease liabilities	56,000	212,000
Deferred revenue	180,000	140,000
Total Current Liabilities	6,354,000	5,208,000

Long-Term Liabilities:
Accrued income taxes	677,000	643,000
Long-term debt, net of current portion	590,000	—
Operating lease liabilities	—	56,000
Total Long-Term Liabilities	1,267,000	699,000

Commitments and Contingencies

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,748,000 in 2020 and 1,725,000 in 2019	122,000	121,000
Additional paid-in capital	16,133,000	15,934,000
Accumulated deficit	(9,587,000)	(4,972,000)
Total Shareholders' Equity	6,668,000	11,083,000

Total Liabilities and Shareholders' Equity	$14,289,000	$16,990,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS

	As Restated	As Restated
Year Ended December 31	2020	2019
Services revenues	$16,904,000	$19,803,000
Products revenues	578,000	1,725,000
Total Net Sales	17,482,000	21,528,000

Cost of services	13,934,000	15,756,000
Cost of goods sold	533,000	1,437,000
Impairment loss - services	159,000	—
Total Cost of Sales	14,626,000	17,193,000
Gross Profit	2,856,000	4,335,000

Operating Expenses:
Selling	2,877,000	2,658,000
Marketing	1,015,000	2,394,000
General and administrative	3,998,000	3,375,000
Gain on sale of custom print business	(195,000)	—
Impairment loss	—	2,014,000
Total Operating Expenses	7,695,000	10,441,000
Operating Loss	(4,839,000)	(6,106,000)

Other income	33,000	105,000
Loss Before Taxes	(4,806,000)	(6,001,000)

Income tax benefit	(191,000)	(424,000)
Net Loss	$(4,615,000)	$(5,577,000)

Net loss per share:
Basic	$(2.66)	$(3.27)
Diluted	$(2.66)	$(3.27)

Shares used in calculation of net loss per share:
Basic	1,734,000	1,706,000
Diluted	1,734,000	1,706,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Retained Earnings
	Shares	Amount	Capital	(Accumulated Deficit)	Total
Balance at January 1, 2019, as previously reported	1,692,000	$118,000	$15,442,000	$760,000	$16,320,000
Cumulative restatement adjustments	-	-	-	(155,000)	(155,000)
Issuance of common stock, net	15,000	1,000	107,000	-	108,000
Vesting of restricted stock units offset by repurchase of common stock upon vesting of restricted stock units and awards	(3,000)	2,000	(37,000)	-	(35,000)
Value of stock-based compensation	-	-	422,000	-	422,000
Restricted stock award issuance	21,000	-	-	-	-
Net loss	-	-	-	(5,577,000)	(5,577,000)

Balance at December 31, 2019, as restated	1,725,000	121,000	15,934,000	(4,972,000)	11,083,000
Issuance of common stock, net	5,000	-	20,000	-	20,000
Vesting of restricted stock units offset by repurchase of common stock upon vesting of restricted stock units and awards	16,000	1,000	(2,000)	-	(1,000)
Value of stock-based compensation	-	-	172,000	-	172,000
Common stock issued for accrued liabilities	-		9,000	-	9,000
Restricted stock award issuance	2,000	-	-	-	-
Net loss	-	-	-	(4,615,000)	(4,615,000)
Balance at December 31, 2020, as restated	1,748,000	$122,000	$16,133,000	$(9,587,000)	$6,668,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS

	As Restated	As Restated
Year Ended December 31	2020	2019
Operating activities:
Net loss	$(4,615,000)	$(5,577,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	477,000	1,647,000
Impairment loss	159,000	2,014,000
Gain on sale of custom print business	(195,000)	—
Loss on sale of property and equipment	35,000	—
Changes in allowance for doubtful accounts	203,000	43,000
Deferred income tax benefit	—	(462,000)
Stock-based compensation expense	172,000	422,000
Changes in operating assets and liabilities:
Accounts receivable	1,679,000	1,161,000
Inventories	135,000	31,000
Income tax receivable	(115,000)	1,000
Prepaid expenses and other	(327,000)	(69,000)
Accounts payable	115,000	(224,000)
Accrued liabilities	623,000	(1,166,000)
Accrued income taxes	34,000	30,000
Deferred revenue	40,000	(162,000)
Net cash used in operating activities	(1,580,000)	(2,311,000)

Investing activities:
Purchases of property and equipment	(61,000)	(398,000)
Purchases of held to maturity investments	—	(4,981,000)
Proceeds from sale of custom print business	200,000	—
Proceeds from sale of held to maturity investments	—	4,981,000
Net cash provided by (used in) investing activities	139,000	(398,000)

Financing activities:
Cash dividends paid ($4.90 per share)	(14,000)	(14,000)
Proceeds from issuance of common stock, net	20,000	108,000
Repurchase of common stock upon vesting of restricted stock awards and vesting of restricted stock units	(1,000)	(35,000)
Proceeds from PPP Loan	1,054,000	—
Net cash provided by financing activities	1,059,000	59,000

Decrease in cash and cash equivalents	(382,000)	(2,650,000)

Cash and cash equivalents at beginning of year	7,510,000	10,160,000
Cash and cash equivalents at end of year	$7,128,000	$7,510,000

Supplemental disclosures for cash flow information:
Cash paid (refunded) during the year for income taxes	$(112,000)	$8,000

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$11,000	$-
Cash dividends declared included in accounts payable	$-	$28,000
Receivables recorded from sale of custom print business	$100,000	$-
Receivables recorded from sale of property and equipment	$195,000	$-
Common stock issued for accrued liabilities	$9,000	$-

See accompanying notes to financial statements.

Insignia Systems, Inc.
Notes to Financial Statements

1.
Summary of Significant Accounting Policies.

Description of Business and Basis of Presentation. Insignia (the “Company”) is a leading provider of in-store and digital advertising solutions to consumer-packaged goods (“CPG”) manufacturers, retailers, shopper marketing agencies and brokerages. The Company operates in a single reportable segment. The Company’s leadership and employees have extensive industry knowledge with direct experience in both CPG manufacturers and retailers. The Company provides marketing solutions to CPG manufacturers spanning from some of the largest multinationals to new and emerging brands.

As described in Note 2, “Restatement of Previously Issued Financial Statements”, the financial statements for the years ended December 31, 2020 and 2019, have been restated to reflect the correction of misstatements to the financial statements. We have also restated all amounts impacted within the notes to the financial statements.

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

The Company records certain financial assets and liabilities at their carrying amounts that approximate fair value, based on their short-term nature. These financial assets and liabilities included cash and cash equivalents, accounts receivable3accounts payable. The carrying value of long-term debt approximates fair value, as the loan is repayable over the next 16 months at an interest rate prescribed by a government agency (see Note 12).

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

Changes in the Company’s allowance for doubtful accounts are as follows:

	As Restated
December 31	2020	2019
Beginning balance	$65,000	$22,000
Bad debt provision	203,000	47,000
Accounts written-off	-	(4,000)
Ending balance	$268,000	$65,000

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

2.
Restatement of Previously Issued Financial Statements. The financial statements for the years ended December 31, 2020 and 2019 have been restated to reflect the correction of misstatements. The Company also restated all amounts impacted within the notes to the financial statements. A description of the adjustments and their impact on the previously issued financial statements are included below.

Description of Restatement Adjustments. Commencing in the second quarter of 2021, the Company conducted a review of its sales tax positions, and related accounting, with the assistance of outside consultants. As a result of the review, it was determined that certain non-POPs services/products sales were subject to sales tax and that the Company had not assessed sales tax on sales of those services/products to customers. Company management then undertook a process to obtain documentation from significant customers to determine if each was exempt from sales tax assessments during the applicable periods. Based on responses received from these customers, the Company determined that it did not properly accrue sales tax and accrued the estimated sales tax. The misstatements in the previously issued financial statements are considered material and are described below.

In light of the foregoing, the Company in accordance with ASC 250, Accounting Changes and Error Corrections is restating the previously issued financial statements for the years ended December 31, 2020 and 2019 to reflect the effects of misstatements, and to make certain corresponding disclosures. The balance sheets, statements of operations, shareholders’ equity and cash flows, and Notes 1, 4, 9 and 11, were updated to reflect the restatement.

A summary of the impact of the misstatements is as follows:

	December 31, 2020		December 31, 2019
Year Ended	As previously reported	Restated	As previously reported	Restated
Net Sales	$17,669,000	$17,482,000	$21,954,000	$21,528,000
Operating Loss	(4,601,000)	(4,839,000)	(5,629,000)	(6,106,000)
Net Loss	(4,300,000)	(4,615,000)	(5,021,000)	(5,577,000)

	December 31, 2020		December 31, 2019
As of	As previously reported	Restated	As previously reported	Restated
Shareholders' equity	$7,694,000	$6,668,000	$11,794,000	$11,083,000

The restated interim financial information for the relevant unaudited interim financial statements for the quarterly periods ended September 30, 2020 and 2019, June 30, 2020 and 2019, and March 31, 2020 and 2019, is also included below.

The categories of restatement adjustments and their impact on previously reported financial statements are described below:

(a)
Sales Tax and Related Misstatements – Sales tax on sales to customers who were subject to sales tax that was not previously accrued by the Company is corrected by an increase to accrued liabilities on the balance sheets and a reduction of net sales on the statements of operations. The Company also determined on which past sales the Company would bill for sales tax and corrected by increasing accounts receivable, net of an allowance for doubtful collectability, on the balance sheets and increasing net sales on the statements of operations. Estimated penalties on the related sales tax are corrected by an increase to accrued liabilities on the balance sheets and an increase to general and administrative expenses on the statements of operations. Estimated interest on the related sales tax is corrected by an increase to accrued liabilities on the balance sheets and an increase to interest expense within other income on the statements of operations.

(b)
Related Income Tax Impact - Any impact on income tax benefit from the impact on loss before taxes due to the correction in (a) above is reflected as a change in deferred tax asset or liability on the balance sheet and a change in income tax benefit on the statements of operations.

The following is a summary of the impact of the correction of the sales tax error for the periods previously reported during the years ended December 31, 2020 and 2019, and during the quarters in the years ended December 31, 2020 and 2019.

Annual Financial Statements

The following table sets forth the corrections in each of the individual line items affected in the statements of operations:

	December 31,	December 31,
Year Ended	2020	2019
Reduction of net sales	$187,000	$426,000
Increase in general and administrative expense for penalities	51,000	51,000
Decrease in other income for interest expense	77,000	37,000
Decrease in income tax benefit	-	42,000
Total increase in net loss due to restatement items	$315,000	$556,000

	December 31, 2020		December 31, 2019
Year Ended	As previously reported	Restated	As previously reported	Restated
Services revenues	$17,091,000	$16,904,000	$20,229,000	$19,803,000
Products revenues	578,000	578,000	1,725,000	1,725,000
Total Net Sales	17,669,000	17,482,000	21,954,000	21,528,000

Cost of services	13,934,000	13,934,000	15,756,000	15,756,000
Cost of goods sold	533,000	533,000	1,437,000	1,437,000
Impairment loss	159,000	159,000	—	—
Total Cost of Sales	14,626,000	14,626,000	17,193,000	17,193,000
Gross Profit	3,043,000	2,856,000	4,761,000	4,335,000

Operating Expenses:
Selling	2,877,000	2,877,000	2,658,000	2,658,000
Marketing	1,015,000	1,015,000	2,394,000	2,394,000
General and administrative	3,947,000	3,998,000	3,324,000	3,375,000
Gain on sale of business	(195,000)	(195,000)	—	—
Impairment loss	—	—	2,014,000	2,014,000
Total Operating Expenses	7,644,000	7,695,000	10,390,000	10,441,000
Operating Loss	(4,601,000)	(4,839,000)	(5,629,000)	(6,106,000)

Other income	110,000	33,000	142,000	105,000
Loss Before Taxes	(4,491,000)	(4,806,000)	(5,487,000)	(6,001,000)

Income tax benefit	(191,000)	(191,000)	(466,000)	(424,000)
Net Loss	$(4,300,000)	$(4,615,000)	$(5,021,000)	$(5,577,000)

Net loss per share:
Basic	$(2.48)	$(2.66)	$(2.94)	$(3.27)
Diluted	$(2.48)	$(2.66)	$(2.94)	$(3.27)

Shares used in calculation of net loss per share:
Basic	1,734,000	1,734,000	1,706,000	1,706,000
Diluted	1,734,000	1,734,000	1,706,000	1,706,000

The following table sets forth the corrections in each of the individual line items affected in the balance sheets:

	December 31, 2020			December 31, 2019
	As previously reported	Error correction	Restated	As previously reported	Error correction	Restated
Accounts receivable, net	$5,628,000	$229,000	$5,857,000	$7,559,000	$-	$7,559,000
Accrued liabilities - sales tax	$-	$1,011,000	$1,011,000	$-	$594,000	$594,000
Accrued liabilities - other	$827,000	$244,000	$1,071,000	$570,000	$117,000	$687,000
Accumulated deficit	$8,561,000	$1,026,000	$9,587,000	$4,261,000	$711,000	$4,972,000

The following table sets forth the corrections to retained earnings (accumulated deficit) and total shareholders’ equity in the statements of shareholders’ equity.

SHAREHOLDERS' EQUITY

	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
January 1, 2019
As reported	$760,000	$16,320,000
Adjustment due to error correction prior to 2019	(155,000)	(155,000)
As restated	$605,000	$16,165,000

December 31, 2019
As reported	$(4,261,000)	$11,794,000
Adjustment due to cumulative error correction	(711,000)	(711,000)
As restated	$(4,972,000)	$11,083,000

December 31, 2020
As reported	$(8,561,000)	$7,694,000
Adjustment due to cumulative error correction	(1,026,000)	(1,026,000)
As restated	$(9,587,000)	$6,668,000

Quarterly Financial Statements (Unaudited)

The following table sets forth the corrections in each of the individual line items affected in the statements of operations:

	March 31,	June 30,	September 30,	December 31,
Three Months Ended	2020	2020	2020	2020
Reduction of net sales	$36,000	$41,000	$56,000	$54,000
Increase in general and administrative expense for penalities	11,000	12,000	15,000	13,000
Decrease in other income for interest expense	15,000	18,000	21,000	23,000
Change in income tax benefit	-	-	-	-
Total increase in net loss due to restatement items	$62,000	$71,000	$92,000	$90,000

	March 31, 2020		June 30, 2020
Three Months Ended	As previously reported	Restated	As previously reported	Restated
Services revenues	$4,436,000	$4,400,000	$3,174,000	$3,133,000
Products revenues	246,000	246,000	214,000	214,000
Total Net Sales	4,682,000	4,646,000	3,388,000	3,347,000

Cost of services	3,382,000	3,382,000	2,807,000	2,807,000
Cost of goods sold	172,000	172,000	208,000	208,000
Impairment loss	159,000	159,000	—	—
Total Cost of Sales	3,713,000	3,713,000	3,015,000	3,015,000
Gross Profit	969,000	933,000	373,000	332,000

Operating Expenses:
Selling	720,000	720,000	927,000	927,000
Marketing	365,000	365,000	243,000	243,000
General and administrative	993,000	1,004,000	980,000	992,000
Gain on sale of business	—	—	—	—
Total Operating Expenses	2,078,000	2,089,000	2,150,000	2,162,000
Operating Loss	(1,109,000)	(1,156,000)	(1,777,000)	(1,830,000)

Other income (expense)	24,000	9,000	16,000	(2,000)
Loss Before Taxes	(1,085,000)	(1,147,000)	(1,761,000)	(1,832,000)

Income tax expense (benefit)	(222,000)	(222,000)	11,000	11,000
Net Loss	$(863,000)	$(925,000)	$(1,772,000)	$(1,843,000)

Net loss per share:
Basic	$(0.50)	$(0.53)	$(1.03)	$(1.07)
Diluted	$(0.50)	$(0.53)	$(1.03)	$(1.07)

Shares used in calculation of net loss per share:
Basic	1,724,000	1,724,000	1,725,000	1,725,000
Diluted	1,724,000	1,724,000	1,725,000	1,725,000

	September 30, 2020		December 31, 2020
Three Months Ended	As previously reported	Restated	As previously reported	Restated
Services revenues	$4,373,000	$4,317,000	$5,108,000	$5,054,000
Products revenues	118,000	118,000	—	—
Total Net Sales	4,491,000	4,435,000	5,108,000	5,054,000

Cost of services	3,764,000	3,764,000	3,981,000	3,981,000
Cost of goods sold	112,000	112,000	41,000	41,000
Impairment loss	—	—	—	—
Total Cost of Sales	3,876,000	3,876,000	4,022,000	4,022,000
Gross Profit	615,000	559,000	1,086,000	1,032,000

Operating Expenses:
Selling	585,000	585,000	645,000	645,000
Marketing	192,000	192,000	215,000	215,000
General and administrative	825,000	840,000	1,149,000	1,162,000
Gain on sale of business	(195,000)	(195,000)	—	—
Total Operating Expenses	1,407,000	1,422,000	2,009,000	2,022,000
Operating Loss	(792,000)	(863,000)	(923,000)	(990,000)

Other income (expense)	6,000	(15,000)	64,000	41,000
Loss Before Taxes	(786,000)	(878,000)	(859,000)	(949,000)

Income tax expense	8,000	8,000	12,000	12,000
Net Loss	$(794,000)	$(886,000)	$(871,000)	$(961,000)

Net loss per share:
Basic	$(0.46)	$(0.51)	$(0.49)	$(0.55)
Diluted	$(0.46)	$(0.51)	$(0.49)	$(0.55)

Shares used in calculation of net loss per share:
Basic	1,740,000	1,740,000	1,745,000	1,745,000
Diluted	1,740,000	1,740,000	1,745,000	1,745,000

	March 31,	June 30,	September 30,	December 31,
Three Months Ended	2019	2019	2019	2019
Reduction of net sales	$63,000	$115,000	$105,000	$143,000
Increase in general and administrative expense for penalities	8,000	14,000	13,000	16,000
Decrease in other income (expense) for interest expense	5,000	8,000	10,000	14,000
Reduction (increase) in income tax benefit	44,000	34,000	(9,000)	(27,000)
Total increase in net loss due to restatement items	$120,000	$171,000	$119,000	$146,000

	March 31, 2019		June 30, 2019
Three Months Ended	As previously reported	Restated	As previously reported	Restated
Services revenues	$4,639,000	$4,576,000	$5,435,000	$5,320,000
Products revenues	501,000	501,000	407,000	407,000
Total Net Sales	5,140,000	5,077,000	5,842,000	5,727,000

Cost of services	3,974,000	3,974,000	4,044,000	4,044,000
Cost of goods sold	392,000	392,000	333,000	333,000
Total Cost of Sales	4,366,000	4,366,000	4,377,000	4,377,000
Gross Profit	774,000	711,000	1,465,000	1,350,000

Operating Expenses:
Selling	738,000	738,000	693,000	693,000
Marketing	665,000	665,000	585,000	585,000
General and administrative	708,000	716,000	870,000	884,000
Impairment loss	—	—	—	—
Total Operating Expenses	2,111,000	2,119,000	2,148,000	2,162,000
Operating Loss	(1,337,000)	(1,408,000)	(683,000)	(812,000)

Other income	37,000	32,000	30,000	22,000
Loss Before Taxes	(1,300,000)	(1,376,000)	(653,000)	(790,000)

Income tax benefit	(204,000)	(160,000)	(165,000)	(131,000)
Net Loss	$(1,096,000)	$(1,216,000)	$(488,000)	$(659,000)

Net loss per share:
Basic	$(0.65)	$(0.72)	$(0.29)	$(0.39)
Diluted	$(0.65)	$(0.72)	$(0.29)	$(0.39)

Shares used in calculation of net loss per share:
Basic	1,694,000	1,694,000	1,698,000	1,698,000
Diluted	1,694,000	1,694,000	1,698,000	1,698,000

	September 30, 2019		December 31, 2019
Three Months Ended	As previously reported	Restated	As previously reported	Restated
Services revenues	$4,400,000	$4,295,000	$5,755,000	$5,612,000
Products revenues	254,000	254,000	563,000	563,000
Total Net Sales	4,654,000	4,549,000	6,318,000	6,175,000

Cost of services	3,514,000	3,514,000	4,224,000	4,224,000
Cost of goods sold	214,000	214,000	498,000	498,000
Total Cost of Sales	3,728,000	3,728,000	4,722,000	4,722,000
Gross Profit	926,000	821,000	1,596,000	1,453,000

Operating Expenses:
Selling	573,000	573,000	654,000	654,000
Marketing	559,000	559,000	585,000	585,000
General and administrative	865,000	878,000	881,000	897,000
Impairment loss	—	—	2,014,000	2,014,000
Total Operating Expenses	1,997,000	2,010,000	4,134,000	4,150,000
Operating Loss	(1,071,000)	(1,189,000)	(2,538,000)	(2,697,000)

Other income	46,000	36,000	29,000	15,000
Loss Before Taxes	(1,025,000)	(1,153,000)	(2,509,000)	(2,682,000)

Income tax benefit	(47,000)	(56,000)	(50,000)	(77,000)
Net Loss	$(978,000)	$(1,097,000)	$(2,459,000)	$(2,605,000)

Net loss per share:
Basic	$(0.57)	$(0.64)	$(1.43)	$(1.52)
Diluted	$(0.57)	$(0.64)	$(1.43)	$(1.52)

Shares used in calculation of net loss per share:
Basic	1,712,000	1,712,000	1,720,000	1,720,000
Diluted	1,712,000	1,712,000	1,720,000	1,720,000

	September 30, 2019		December 31, 2019
Three Months Ended	As previously reported	Restated	As previously reported	Restated
Services revenues	$4,400,000	$4,295,000	$5,755,000	$5,612,000
Products revenues	254,000	254,000	563,000	563,000
Total Net Sales	4,654,000	4,549,000	6,318,000	6,175,000

Cost of services	3,514,000	3,514,000	4,224,000	4,224,000
Cost of goods sold	214,000	214,000	498,000	498,000
Total Cost of Sales	3,728,000	3,728,000	4,722,000	4,722,000
Gross Profit	926,000	821,000	1,596,000	1,453,000

Operating Expenses:
Selling	573,000	573,000	654,000	654,000
Marketing	559,000	559,000	585,000	585,000
General and administrative	865,000	878,000	881,000	897,000
Impairment loss	—	—	2,014,000	2,014,000
Total Operating Expenses	1,997,000	2,010,000	4,134,000	4,150,000
Operating Loss	(1,071,000)	(1,189,000)	(2,538,000)	(2,697,000)

Other income	46,000	36,000	29,000	15,000
Loss Before Taxes	(1,025,000)	(1,153,000)	(2,509,000)	(2,682,000)

Income tax benefit	(47,000)	(56,000)	(50,000)	(77,000)
Net Loss	$(978,000)	$(1,097,000)	$(2,459,000)	$(2,605,000)

Net loss per share:
Basic	$(0.57)	$(0.64)	$(1.43)	$(1.52)
Diluted	$(0.57)	$(0.64)	$(1.43)	$(1.52)

Shares used in calculation of net loss per share:
Basic	1,712,000	1,712,000	1,720,000	1,720,000
Diluted	1,712,000	1,712,000	1,720,000	1,720,000

The following table sets forth the corrections in each of the individual line items affected in the balance sheets:

	March 31, 2019			June 30, 2019
	As previously reported	Error correction	Restated	As previously reported	Error correction	Restated
Accounts receivable, net	$6,360,000	$-	$6,360,000	$6,248,000	$-	$6,248,000
Accrued liabilities - sales tax	$-	$232,000	$232,000	$-	$347,000	$347,000
Accrued liabilities - other	$462,000	$41,000	$503,000	$374,000	$63,000	$437,000
Deferred tax liabilities	$290,000	$2,000	$292,000	$116,000	$36,000	$152,000
Accumulated deficit	$336,000	$275,000	$611,000	$824,000	$446,000	$1,270,000

	September 30, 2019			March 31, 2020
	As previously reported	Error correction	Restated	As previously reported	Error correction	Restated
Accounts receivable, net	$6,438,000	$-	$6,438,000	$6,199,000	$50,000	$6,249,000
Accrued liabilities - sales tax	$-	$452,000	$452,000	$-	$681,000	$681,000
Accrued liabilities - other	$413,000	$86,000	$499,000	$261,000	$142,000	$403,000
Deferred tax liabilities	$61,000	$27,000	$88,000	$-	$-	$-
Accumulated deficit	$1,802,000	$565,000	$2,367,000	$5,124,000	$773,000	$5,897,000

	June 30, 2020			September 30, 2020
	As previously reported	Error correction	Restated	As previously reported	Error correction	Restated
Accounts receivable, net	$5,319,000	$102,000	$5,421,000	$5,538,000	$174,000	$5,712,000
Accrued liabilities - sales tax	$-	$773,000	$773,000	$-	$902,000	$902,000
Accrued liabilities - other	$597,000	$172,000	$769,000	$664,000	$208,000	$872,000
Accumulated deficit	$6,896,000	$844,000	$7,740,000	$7,690,000	$936,000	$8,626,000

The following table sets forth the corrections to the retained earnings (accumulated deficits) and total shareholders’ equity in the statements of shareholders’ equity.

SHAREHOLDERS' EQUITY

	Accumulated Deficit	Total Shareholders' Equity
March 31, 2019
As reported	$(336,000)	$15,470,000
Adjustment due to cumulative error correction of net loss to first quarter 2019	(275,000)	(275,000)
As restated	$(611,000)	$15,195,000

June 30, 2019
As reported	$(824,000)	$15,112,000
Adjustment due to cumulative error correction of net loss in second quarter 2019	(446,000)	(446,000)
As restated	$(1,270,000)	$14,666,000

September 30, 2019
As reported	$(1,802,000)	$14,209,000
Adjustment due to cumulative error correction of net loss in third quarter 2019	(565,000)	(565,000)
As restated	$(2,367,000)	$13,644,000

SHAREHOLDERS' EQUITY

	Accumulated Deficit	Total Shareholders' Equity
March 31, 2020
As reported	$(5,124,000)	$11,000,000
Adjustment due to cumulative error correction of net loss to first quarter 2020	(773,000)	(773,000)
As restated	$(5,897,000)	$10,227,000

June 30, 2020
As reported	$(6,896,000)	$9,287,000
Adjustment due to cumulative error correction of net loss in second quarter 2020	(843,000)	(843,000)
As restated	$(7,739,000)	$8,444,000

September 30, 2020
As reported	$(7,690,000)	$8,538,000
Adjustment due to cumulative error correction of net loss in third quarter 2020	(936,000)	(936,000)
As restated	$(8,626,000)	$7,602,000

The Company did not present tables for adjustments within the statement of cash flows, since all of the foregoing adjustments were within the operating activities section of the cash flows. These adjustments did not affect total cash flows from operating activities, financing activities or investing activities for any period presented.

3.
Investments. During 2020 and as of December 31, 2019, the Company did not have any investments. Prior to December 31, 2019, the Company had invested its excess cash in debt securities, with an average maturity of approximately six months, and which were classified as held to maturity within current assets.

4.
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

Disaggregation of Revenue

In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

	As Restated
	Year ended December 31, 2020
	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$10,670,000	$-	$10,670,000
Products and services transferred at a point in time	6,234,000	578,000	6,812,000
Total	$16,904,000	$578,000	$17,482,000

	As Restated
	Year ended December 31, 2019
	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$15,029,000	$-	$15,029,000
Products and services transferred at a point in time	4,774,000	1,725,000	6,499,000
Total	$19,803,000	$1,725,000	$21,528,000

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

9.
Income Taxes. Income tax benefit consists of the following:

	As Restated
Year Ended December 31	2020	2019
Current taxes - Federal	$(233,000)	$-
Current taxes - State	42,000	38,000
Deferred taxes - Federal	-	(402,000)
Deferred taxes - State	-	(60,000)

Income tax benefit	$(191,000)	$(424,000)

The actual tax benefit attributable to loss before taxes differs from the expected tax benefit computed by applying the U.S. federal corporate income tax rate of 21% as follows:

	As Restated
Year Ended December 31	2020	2019
Federal statutory rate	21.0%	21.0%

Stock-based awards	(0.8)	(0.7)
State taxes	3.6	3.2
Other permanent differences	(0.3)	(0.6)
Impact of uncertain tax positions	(0.7)	(0.5)
Valuation allowance	(19.6)	(15.4)
Other	0.8	0.1

Effective federal income tax rate	4.0%	7.1%

Components of resulting noncurrent deferred tax assets (liabilities) are as follows:

	As Restated
As of December 31	2020	2019
Deferred tax assets
Accrued expenses	$376,000	$260,000
Inventory reserve	9,000	5,000
Stock-based awards	65,000	88,000
Reserve for bad debts	33,000	16,000
Net operating loss and credit carryforwards	1,422,000	715,000
Other	47,000	26,000
Depreciation	52,000	-
Valuation allowance	(1,946,000)	(1,003,000)

Total deferred tax assets	$58,000	$107,000

Deferred tax liabilities
Depreciation	$-	$(18,000)
Prepaid expenses	(58,000)	(89,000)

Total deferred tax liabilities	(58,000)	(107,000)

Net deferred income tax liabilities	$-	$-

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

The Company evaluates all significant available positive and negative evidence, including the existence of losses in prior years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into consideration the Company’s recent performance. The change in the valuation allowance for the years ended December 31, 2020 and 2019 was $943,000 and $924,000, respectively.

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

11.
Concentrations.

Major Customers. During the year ended December 31, 2020, one customer accounted for 14% of the Company’s total net sales. At December 31, 2020, two customers represented 17% and 10%, respectively of the Company’s total accounts receivable. During the year ended December 31, 2019, two customers accounted for 13% and 12%, respectively of the Company’s total net sales. At December 31, 2019, four customers represented 17%, 12%, 12% and 10%, respectively of the Company’s total accounts receivable.

Export Sales. Export sales accounted for less than 1% of total net sales during the years ended December 31, 2020 and 2019.

12.
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

13. Subsequent Events. The Company evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the Notes to Financial Statements, with the exception of the forgiveness of the Paycheck Protection Program loan disclosed in Note 12.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer and interim principal financial officer) and the Company’s Senior Director of Financial Planning and Analysis (interim principal accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s principal executive officer and the interim principal accounting officer concluded that the Company’s disclosure controls and procedures as of December 31, 2020 were effective. However, due to the material weakness in our internal control over financial reporting subsequently identified and described below, our management re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 and has concluded that our disclosure controls and procedures were not effective as of that date because of such material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Director of Financial Planning and Analysis, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. In conducting its evaluation, our management used the criteria set forth by the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believed our internal control over financial reporting was effective as of December 31, 2020. Subsequent to that assessment, management identified a material weakness in our internal controls as we did not have adequate internal controls to address the risk of not collecting and remitting sales tax that was due on sales of certain of our products and services to certain of our customers. Consequently, our management has reassessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and has concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the material weaknesses.

Remediation Plan and Status for Material Weakness

In response to the identified material weakness, our management, with the oversight of the Audit Committee of our Board of Directors, has dedicated significant resources, including the involvement of outside advisors, and efforts to improve our internal control over financial reporting and has taken immediate action to remediate the material weakness identified. Certain remedial actions have been completed including ongoing involvement of outside advisors, review of taxability of new products and services and obtaining of appropriate documentation of exempt status from customers. The Company will further enhance these controls over the remainder of 2021.

Implemented Remedial Actions in Response to Material Weakness That Existed at December 31, 2019

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

 This Annual Report on Form 10-K/A does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K/A.

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
+101.1
The following materials from Insignia Systems, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2020 are filed herewith, formatted in XBRL (Extensible Business Reporting
Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Shareholders’ Equity (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

*
Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K/A.
**
Schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.
+
Filed herewith.
++
Furnished herewith.
^
Portions of this exhibit are treated as confidential pursuant to a request for confidential treatment filed by Insignia with the SEC.

Item 16. Form 10-K/A Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Insignia Systems, Inc.

Dated: August 23, 2021	By:	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer