Form 10-Q/A
period 2021-03-31
INSIGNIA SYSTEMS INC/MN
filed 2021-08-23
CIK 875355

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Insignia Systems, Inc. (“we”, “us”, “our” and the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the three months ended March 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 7, 2021 (the “Original Report”). In filing this amendment, the Company is restating its previously issued unaudited financial statements for the three months ended March 31, 2021 and 2020 to account for misstatements related to sales taxes. The previously issued financial statements should no longer be relied upon. Except as described below, all other information in, and the exhibits to, the Original Report remain unchanged. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC made after the Original Report. This Amendment speaks as of the date of the Original Report and the Company has not updated the Original Report to reflect events occurring subsequent to the date of the Original Report.

Background and Effects of the Restatement

As disclosed in a current report on Form 8-K filed with the SEC on August 13, 2021, commencing in the second quarter of 2021, management conducted a review of the Company’s sales tax positions and related accounting, with the assistance of outside consultants. As a result of the review, it was determined that certain non-POPs services/products sales were subject to sales tax and that the Company had not assessed sales tax on sales of those services/products to customers. Company management then undertook a process to obtain documentation from significant customers to determine if each was exempt from sales tax assessments during the applicable periods. Based on responses received from these customers, the Company determined that it did not properly accrue sales tax and accrued the estimated sales tax incurred. The Company has identified the misstatements described below, and this Amendment restates the previously issued financial statements of the Company (the “Restated Financial Statements”) and certain other related disclosure, that was included in the Original Report.

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

	March 31, 2021		March 31, 2020
Three Months Ended	As previously reported	Restated	As previously reported	Restated
Total Net Sales	$5,419,000	$5,386,000	$4,682,000	$4,646,000
Operating Loss	(1,708,000)	(1,759,000)	(1,109,000)	(1,156,000)
Net Loss	(659,000)	(737,000)	(863,000)	(925,000)

	March 31, 2021		December 31, 2020
As of	As previously reported	Restated	As previously reported	Restated
Shareholder's equity	$7,117,000	$6,013,000	$7,694,000	$6,668,000

Internal Control Over Financial Reporting

Management has reassessed its evaluation of the effectiveness of its Disclosure Controls and Procedures as of March 31, 2021 as further described in item 4 of this Amendment and concluded that a material weakness existed and that disclosure controls and procedures were not effective. Management’s previously issued report should no longer be relied upon. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial reports will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a company’s disclosure controls and procedures and internal control over financial reporting are effective. Management has taken, and is taking additional steps, as described under “Remediation Plan and Status” in Item 4 of this Amendment, to remediate the material weakness in our internal control over financial reporting. For more information regarding the restatement and its impact on our financial statements, refer to Note 2, Restatement of Previously Issued Financial Statements) of the Notes to the Financial Statements included within this Amendment.

Items Amended in this Filing

This Amendment amends and restates the following Items 1, 2 and 4 appearing in Part I, and Items 1A and 6 appearing in Part II. In accordance with applicable SEC rules, this Amendment includes certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) from the Company’s Principal Executive Officer and Principal Financial Officer dated as of the date of this Amendment.

i

Insignia Systems, Inc.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	As Restated	As Restated
	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$6,838,000	$7,128,000
Accounts receivable, net	5,075,000	5,857,000
Inventories	102,000	85,000
Income tax receivable	238,000	241,000
Prepaid expenses and other	628,000	711,000
Total Current Assets	12,881,000	14,022,000

Other Assets:
Property and equipment, net	74,000	75,000
Operating lease right-of-use assets	33,000	37,000
Other, net	130,000	155,000

Total Assets	$13,118,000	$14,289,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	2,580,000	3,148,000
Accrued liabilities:
Compensation	374,000	424,000
Sales tax	1,163,000	1,011,000
Other	1,570,000	1,071,000
Current portion of long-term debt	—	464,000
Current portion of operating lease liabilities	16,000	56,000
Deferred revenue	700,000	180,000
Total Current Liabilities	6,403,000	6,354,000

Long-Term Liabilities:
Accrued income taxes	685,000	677,000
Long-term debt, net of current portion	—	590,000
Operating lease liabilities	17,000	—
Total Long-Term Liabilities	702,000	1,267,000

Commitments and Contingencies

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,754,000 at March 31, 2021 and 1,748,000 at December 31, 2020	18,000	17,000
Additional paid-in capital	16,319,000	16,238,000
Accumulated deficit	(10,324,000)	(9,587,000)
Total Shareholders' Equity	6,013,000	6,668,000

Total Liabilities and Shareholders' Equity	$13,118,000	$14,289,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	As Restated	As Restated
Three Months Ended March 31	2021	2020
Services revenues	$5,386,000	$4,400,000
Products revenues	—	246,000
Total Net Sales	5,386,000	4,646,000

Cost of services	4,457,000	3,382,000
Cost of goods sold	—	172,000
Impairment loss - services	—	159,000
Total Cost of Sales	4,457,000	3,713,000
Gross Profit	929,000	933,000

Operating Expenses:
Selling	516,000	720,000
Marketing	235,000	365,000
General and administrative	1,937,000	1,004,000
Total Operating Expenses	2,688,000	2,089,000
Operating Loss	(1,759,000)	(1,156,000)

Gain on forgiveness of debt and accrued interest	1,062,000	—
Other income (expense)	(27,000)	9,000
Loss Before Taxes	(724,000)	(1,147,000)

Income tax expense (benefit)	13,000	(222,000)
Net Loss	$(737,000)	$(925,000)

Net loss per share:
Basic	$(0.42)	$(0.54)
Diluted	$(0.42)	$(0.54)

Shares used in calculation of net loss per share:
Basic	1,751,000	1,724,000
Diluted	1,751,000	1,724,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020, as previously reported	1,748,000	$17,000	$16,238,000	$(8,561,000)	$7,694,000
Cumulative restatement adjustments	—	—	—	(1,026,000)	(1,026,000)
Issuance of common stock, net	6,000	1,000	25,000	—	26,000
Value of stock-based compensation	—	—	56,000	—	56,000
Net loss	—	—	—	(737,000)	(737,000)
Balance at March 31, 2021, as restated	1,754,000	$18,000	$16,319,000	$(10,324,000)	$6,013,000

Balance at December 31, 2019, as previously reported	1,725,000	$16,000	$16,039,000	$(4,261,000)	$11,794,000
Cumulative restatement adjustments	—	—	—	(711,000)	(711,000)
Issuance of common stock, net	5,000	—	20,000	—	20,000
Value of stock-based compensation	—	—	49,000	—	49,000
Net loss	—	—	—	(925,000)	(925,000)
Balance at March 31, 2020, as restated	1,730,000	$16,000	$16,108,000	$(5,897,000)	$10,227,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	As Restated	As Restated
Three Months Ended March 31	2021	2020
Operating activities:
Net loss	$(737,000)	$(925,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,000	148,000
Impairment loss	—	159,000
Gain on sale of property and equipment	(7,000)	—
Changes in allowance for doubtful accounts	24,000	38,000
Stock-based compensation expense	56,000	49,000
Gain on forgiveness of debt and accrued interest	(1,062,000)	—
Changes in operating assets and liabilities:
Accounts receivable	758,000	1,272,000
Inventories	(17,000)	9,000
Income tax receivable	3,000	(119,000)
Prepaid expenses and other	108,000	4,000
Accounts payable	(568,000)	(208,000)
Accrued liabilities	590,000	(389,000)
Accrued income taxes	8,000	9,000
Deferred revenue	520,000	210,000
Net cash provided by (used in) operating activities	(303,000)	257,000

Investing activities:
Purchases of property and equipment	(29,000)	(32,000)
Sale of property and equipment	16,000	—
Net cash used in investing activities	(13,000)	(32,000)

Financing activities:
Proceeds from issuance of common stock, net	26,000	20,000
Net cash provided by financing activities	26,000	20,000

Decrease in cash and cash equivalents	(290,000)	245,000

Cash and cash equivalents at beginning of year	7,128,000	7,510,000
Cash and cash equivalents at end of year	$6,838,000	$7,755,000

Supplemental disclosures for cash flow information:
Cash refunded (paid) during the year for income taxes	$(1,000)	$112,000

Non-cash investing and financing activities:
Operating lease right-of-use asset obtained in exchange for lease obligation	$33,000	$-
Foregiveness of debt and accrued interest	$1,062,000	$-

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

As described in Note 2, “Restatement of Previously Issued Financial Statements”, the financial statements for the three months ended March 31, 2021 and 2020, have been restated to reflect the correction of misstatements to the financial statements. We have also restated all amounts impacted within the notes to the financial statements.

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

Basis of Presentation. The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K/A. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

2.
Restatement of Previously Issued Financial Statements. The financial statements for the three months ended March 31, 2021 and 2020 have been restated to reflect the correction of misstatements. The Company also restated all amounts impacted within the notes to the financial statements. A description of the adjustments and their impact on the previously issued financial statements are included below.

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

In light of the foregoing, the Company in accordance with ASC 250, Accounting Changes and Error Corrections is restating the previously issued financial statements for the three months ended March 31, 2021 and 2020 to reflect the effects of misstatements, and to make certain corresponding disclosures. The balance sheets, statements of operations, shareholders’ equity and cash flows, and Notes 3, 5 and 6 were updated to reflect the restatement.

A summary of the impact of the misstatements is as follows:

	March 31, 2021		March 31, 2020
Three Months Ended	As previously reported	Restated	As previously reported	Restated
Net Sales	$5,419,000	$5,386,000	$4,682,000	$4,646,000
Operating Loss	(1,708,000)	(1,759,000)	(1,109,000)	(1,156,000)
Net Loss	(659,000)	(737,000)	(863,000)	(925,000)

	March 31, 2021		December 31, 2020
As of	As previously reported	Restated	As previously reported	Restated
Shareholder's equity	$7,117,000	$6,013,000	$7,694,000	$6,668,000

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

(b)
Related Income Tax Impact-The impact on income tax benefit from the impact on loss before taxes due to the correction in (a) above are reflected as a change in deferred tax asset or liability on the balance sheet and a change in income tax benefit on the statements of operations.

The following is a summary of the impact of the correction of the sales tax error for the periods previously reported during the quarters ended March 31, 2021 and 2020.

The following table sets forth the corrections in each of the individual line items affected in the statements of operations:

	March 31,	March 31,
Three Months Ended	2021	2020
Reduction of net sales	$33,000	$36,000
Increase in general and administrative expense for penalities	18,000	11,000
Decrease in other income (expense) for interest expense	27,000	15,000
Total effect of restatement items	$78,000	$62,000

	March 31, 2021		March 31, 2020
Three Months Ended	As previously reported	Restated	As previously reported	Restated
Services revenues	$5,419,000	$5,386,000	$4,436,000	$4,400,000
Products revenues	—	—	246,000	246,000
Total Net Sales	5,419,000	5,386,000	4,682,000	4,646,000

Cost of services	4,457,000	4,457,000	3,382,000	3,382,000
Cost of goods sold	—	—	172,000	172,000
Impairment loss	—	—	159,000	159,000
Total Cost of Sales	4,457,000	4,457,000	3,713,000	3,713,000
Gross Profit	962,000	929,000	969,000	933,000

Operating Expenses:
Selling	516,000	516,000	720,000	720,000
Marketing	235,000	235,000	365,000	365,000
General and administrative	1,919,000	1,937,000	993,000	1,004,000
Total Operating Expenses	2,670,000	2,688,000	2,078,000	2,089,000
Operating Loss	(1,708,000)	(1,759,000)	(1,109,000)	(1,156,000)

Gain on forgiveness of debt and accrued interest	1,062,000	1,062,000	—	—
Other income (expense)	—	(27,000)	24,000	9,000
Loss Before Taxes	(646,000)	(724,000)	(1,085,000)	(1,147,000)

Income tax expense (benefit)	13,000	13,000	(222,000)	(222,000)
Net Loss	$(659,000)	$(737,000)	$(863,000)	$(925,000)

Net loss per share:
Basic	$(0.38)	$(0.42)	$(0.51)	$(0.54)
Diluted	$(0.38)	$(0.42)	$(0.51)	$(0.54)

Shares used in calculation of net loss per share:
Basic	1,751,000	1,751,000	1,724,000	1,724,000
Diluted	1,751,000	1,751,000	1,724,000	1,724,000

The following table sets forth the corrections in each of the individual line items affected in the balance sheet:

	March 31, 2021			December 31, 2020
	As previously reported	Error correction	Restated	As previously reported	Error correction	Restated
Accounts receivable, net	$4,726,000	$349,000	$5,075,000	$5,628,000	$229,000	$5,857,000
Accrued liabilities - sales tax	$-	$1,163,000	$1,163,000	$-	$1,011,000	$1,011,000
Accrued liabilities - other	$1,280,000	$290,000	$1,570,000	$827,000	$244,000	$1,071,000
Accumulated deficit	$9,220,000	$1,104,000	$10,324,000	$8,561,000	$1,026,000	$9,587,000

The Company did not present tables for adjustments within the statement of cash flows, since all of the foregoing adjustments were within the operating activities section of the statements of cash flows. These adjustments did not affect total cash flows from operating activities, financing activities or investing activities for any period presented.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

	Three months ended March 31, 2021
	As Restated	As Restated	As Restated
	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$2,025,000	$-	$2,025,000
Products and services transferred at a point in time	3,361,000	-	3,361,000
Total	$5,386,000	$-	$5,386,000

	Three months ended March 31, 2020
	As Restated	As Restated	As Restated
	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$3,332,000	$-	$3,332,000
Products and services transferred at a point in time	1,068,000	246,000	1,314,000
Total	$4,400,000	$246,000	$4,646,000

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

5.
Income Taxes. For the three months ended March 31, 2021, the Company recorded income tax expense of $13,000, or (1.8%) of loss before taxes. For the three months ended March 31, 2020, the Company recorded income tax benefit of $222,000, or 19.4% of loss before taxes. The income tax expense (benefit) for the three months ended March 31, 2021 and 2020 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2021 and 2020 effective tax rates and the statutory federal rate are nondeductible stock-based compensation, nondeductible meals and entertainment and increases in the Company’s valuation allowance against its deferred tax assets. For the three months ended March 31, 2020, the Company recognized a decrease in its valuation allowance against certain federal net operating losses (“NOLs”), which the Company was able to carry back to prior periods. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of enacted tax laws. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustment to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. At March 31, 2021 and December 31, 2020, the Company had a valuation allowance of approximately $2,116,000 and $1,946,000, respectively, against its entire deferred tax asset because the Company does not believe it is more likely than not that it will realize its deferred tax asset.

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

9.
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

Restatement

The accompanying Management’s Discussion and Analysis (“MD&A”) gives effect to certain adjustments made to the previously reported financial statements for the three months ended March 31, 2021 and 2020. Due to the restatement of the unaudited financial statements for these periods, the data set forth in the accompanying MD&A may not be comparable to discussions and data in our Original Report.

Refer to “Explanatory Note” immediately preceding Item 1 of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A and Note 2, “Restatement of Previously Issued Financial Statements” in the accompanying financial statements for further details related to the restatement and impact on our financial statements.

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

Over the past several years, we have diversified our portfolio through a significant expansion of our offered solutions and development of a portfolio designed to more holistically meet the needs of our clients and execution partners. This diversification has resulted in non-POPS solutions revenue growing 99% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Our non-POPS revenue has grown year over year since we began the expansion of our offered solutions in 2017. We remain committed to further refining and enhancing our solutions and broadening our retailer relationships.

Impacts and Potential Future Impacts of COVID-19 on Our Business

The COVID-19 pandemic has adversely impacted our operations and the operations of our CPG customers and retailers as a result of quarantines, illnesses, and travel and logistics restrictions and it may continue to adversely affect our business indefinitely. While we have continued to operate and maintain our continuity with our clients by working remotely, the retail landscape in which CPG manufacturers and retailers operate has changed substantially, as has our ability to execute programs due to both limited access to our retailers and reduced levels of staffing with our execution partners. The financial impact of COVID-19 for the three months ended March 31, 2021 was not as significant as it had been in 2020 which is reflected in the increased revenue for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020. Our future bookings may be negatively impacted due to ongoing changes in the retail landscape and evolution of shoppers’ behavior in response to COVID-19. The permanence of these changes is unknown. Factors deriving from the COVID-19 response that have impacted or we believe are likely to negatively impact sales and operating results in the future include, but are not limited to: reduced levels of CPG spending; reduced levels of staffing with our execution partners; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; and limitations on the ability of our customers to pay us on a timely basis. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts on our business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, we cannot reasonably estimate the full extent of the impact on our results of operation and financial condition, but it could be material and last for an extended period of time. We continue to monitor our liquidity, including frequent cost and spending assessments and reductions across our organization.

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

Business Overview

Summary of Financial Results

For the quarter ended March 31, 2021, the Company generated revenues of $5,386,000, as compared with revenues of $4,646,000 for the quarter ended March 31, 2020. Net loss for the quarter ended March 31, 2021 was $737,000, as compared to a net loss of $925,000 for the quarter ended March 31, 2020, while the operating loss was $1,759,000 for the quarter ended March 31, 2021 compared to $1,156,000 for the comparable quarter in the prior year. Revenue from our non-POPS solutions has increased significantly for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, partially offset by continued declines in our signage business due to competitive pressure. We continue to pursue a variety of efforts designed to drive innovation, client acquisitions and retailer expansions. During the first quarter of 2021, litigation expenses increased significantly compared to prior quarters. We also recognized a gain of $1,062,000 on the forgiveness of our PPP loan during the first quarter.

During the quarter ended March 31, 2021, cash and cash equivalents decreased $290,000 from $7,128,000 at December 31, 2020 to $6,838,000 at March 31, 2021. The decrease was primarily driven by the net loss for the quarter ended March 31, 2021. We have no debt other than our lease obligations at March 31, 2021.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Condensed Statements of Operations as a percentage of total net sales.

	As Restated
For theThree Months Ended March 31	2021	2020
Net sales	100.0%	100.0%
Cost of sales	82.8	79.9
Gross profit	17.2	20.1
Operating expenses:
Selling	9.6	15.5
Marketing	4.4	7.9
General and administrative	35.9	21.6
Total operating expenses	49.9	45.0
Operating loss	(32.7)	(24.9)
Other income	19.2	0.2
Loss before taxes	(13.5)	(24.7)
Income tax benefit	0.2	(4.8)
Net loss	(13.7) %	(19.9) %

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net Sales. Net sales for the three months ended March 31, 2021 increased 15.9% to $5,386,000 compared to $4,646,000 for the three months ended March 31, 2020.

Service revenues. Service revenues for the three months ended March 31, 2021 increased 22.4% to $5,386,000 compared to $4,400,000 for the three months ended March 31, 2020. The increase was due to 98.7% increase in non-POPS revenue, partially offset by a 40.7% decrease in POPS solutions revenue. For the three months ended March 31, 2021, non-POPS revenue has increased due to both sales to new CPGs and an increase in sales to existing CPGs. Competitive pressures have resulted in decreased POPS solutions revenue for three months ended March 31, 2021 versus the three months ended March 31, 2020. We will continue to have increased pressure on our POPS business in 2021, including the expiration in April 2021 of our 10-year selling agreement with News America Marketing In-Store (“News America”). While the negative impact from COVID-19 has lessened compared to 2020, future impacts are unknown as CPG manufacturers and retailers react to changes in shoppers’ behavior.

Product revenues. Due to the August 2020 sale of the custom print business, there were no product sales for the three months ended March 31, 2021 compared to $246,000 for the three months ended March 31, 2020.

Gross Profit. Gross profit for the three months ended March 31, 2021 decreased 0.4% to $929,000 compared to $933,000, inclusive of a $159,000 impairment charge for the three months ended March 31, 2020. Gross profit as a percentage of total net sales decreased to 17.2% for the three months ended March 31, 2021, compared to 20.1% for the three months ended March 31, 2020.

Service revenues. Gross profit from our service revenues for the three months ended March 31, 2021 decreased 8.7% to $929,000 compared to $1,018,000 for the three months ended March 31, 2020. The decrease in gross profit was primarily due to the decrease in POPS solution sales in addition to the Company’s decision to make an investment in the execution of a large non-POPS program.

Gross profit as a percentage of service revenues for the three months ended March 31, 2021 decreased to 17.2% compared to 23.1% for the three months ended March 31, 2020. The decrease was primarily due to mix of revenue as our non-POPS solutions typically have lower margins due to competitive pressures, partially offset by increased gross profit rates from our POPS solutions as the Company reduced guaranteed payment obligations by renegotiating several fixed or store-based retail payment contracts to sign placement-based payment contracts during 2020.

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

Operating Expenses

Selling. Selling expenses for the three months ended March 31, 2021 decreased 28.3% to $516,000 compared to $720,000 for the three months ended March 31, 2020. Decreased selling expense was primarily the result of decreased staff related expenses in addition to a software investment in the three months ended March 31, 2020. Selling expenses as a percentage of total net sales decreased to 9.6% for the three months ended March 31, 2021 compared to 15.5% for the three months ended March 31, 2020. The decrease was primarily due to the factors described above, in addition to increased sales.

Marketing. Marketing expenses for the three months ended March 31, 2021 decreased 35.6% to $235,000 compared to $365,000 for the three months ended March 31, 2020. Decreased marketing expense was primarily the result of decreased consulting and staffing expenses. Marketing expenses as a percentage of total net sales decreased to 4.4% for the three months ended March 31, 2021 compared to 7.9% for the three months ended March 31, 2020. The decrease was primarily due to the factors described above, in addition to increased sales.

General and administrative. General and administrative expenses for the three months ended March 31, 2021 increased 92.9% to $1,937,000 compared to $1,004,000 for the three months ended March 31, 2020. The increase was primarily due to expenses incurred as a result of the litigation with News America. General and administrative expenses as a percentage of total net sales increased to 36.0% for the three months ended March 31, 2021 compared to 21.6% for the three months ended March 31, 2020. The increase was primarily due to the factors described above, partially offset by increased sales.

Other Income. Other income for the three months ended March 31, 2021 was $1,035,000 compared to $9,000 for the three months ended March 31, 2020. The increase was due to the gain on debt extinguishment of $1,062,000 from the SBA forgiving the Company of its Note entered into pursuant to the PPP of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

Income Taxes.  For the three months ended March 31, 2021, the Company recorded income tax expense of $13,000, or (1.8%) of loss before taxes. For the three months ended March 31, 2020, the Company recorded income tax benefit of $222,000, or 19.4% of loss before taxes. The income tax expense (benefit) for the three months ended March 31, 2021 and 2020 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2021 and 2020 effective tax rates and the statutory federal rate are nondeductible stock-based compensation, nondeductible meals and entertainment as well as an increase in the Company’s valuation allowance against its deferred tax assets. In addition, for the three months ended March 31, 2020, the Company recognized a decrease in its valuation allowance against certain net operating losses (NOLs) carried forward for federal income tax purposes, which the Company was able to carry back to prior years and request a refund of federal taxes paid.

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

As a result of the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of its deferred tax assets have become unfavorable. Management has considered positive and negative evidence for the potential utilization of the deferred tax assets and has concluded that it is more likely than not that Company will not realize the full amount of its net deferred tax assets. At March 31, 2021 and December 31, 2020, the Company had a valuation allowance of approximately $2,116,000 and $1,946,000, respectively, against its entire deferred tax asset because the Company does not believe it is more likely than not that it will realize its deferred tax asset.

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

Net Loss. For the reasons stated above, net loss for the three months ended March 31, 2021 was $737,000, compared to a net loss of $925,000 for the three months ending March 31, 2020.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At March 31, 2021, working capital was $6,478,000 (defined as current assets less current liabilities) compared to $7,668,000 at December 31, 2020. During the three months ended March 31, 2021, cash and cash equivalents decreased $290,000 from $7,128,000 at December 31, 2020 to $6,838,000 at March 31, 2021.

Operating Activities. Net cash used in operating activities during the three months ended March 31, 2021 was $303,000. Net loss of $737,000, less non-cash adjustments of $968,000, plus changes in operating assets and liabilities of $1,402,000 resulted in the $303,000 of cash used in operating activities. The largest component of the change in operating assets and liabilities was accounts receivable, which decreased $758,000 from December 31, 2020, as a result of normal fluctuations based on business and market conditions. The non-cash adjustments consisted of depreciation and amortization expense, gain on sale of property and equipment, changes in allowance for doubtful accounts, gain on forgiveness of PPP loan and accrued interest and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2020, included in our Form 10-K/A filed with the Securities and Exchange Commission on August 23, 2021. We believe our most critical accounting policies and estimates include the following:

●
revenue recognition;
●
allowance for doubtful accounts;
●
sales tax;
●
income taxes; and
●
stock-based compensation.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Amendment No,1 to the Quarterly Report on Form 10-Q/A, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts that are not statements of historical or current facts are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “future,” “likely,” “may,” “projects,” “seeks,” “will” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for at least the next twelve months; and (ii) that we expect fluctuations in accounts receivable and payable, accrued liabilities, and revenue deferrals. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (i) the impacts of the COVID-19 pandemic including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for our products and services; (ii) local, regional, national, and international economic conditions that have deteriorated as a result of the COVID-19 pandemic including the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and our assessment of that impact; (iii) management’s ability to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (iv) the Company’s success in developing and implementing new product offerings, including mobile, digital or other new offerings, in a successful manner; (v) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with CPG retailers and manufacturers; (vi) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions and the effect of current sales trends on fiscal year 2021 results; (vii) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a CPG manufacturer or retailer, ; (viii) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally; (ix) our ability to successfully manage our new IT operating infrastructure outsourcing arrangement; (x) our ability to attract and retain highly qualified managerial, operational and sales personnel; and (xi) the final outcome of our litigation with News America. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2020, our Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2020, and this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, and any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q/A to reflect events or circumstances after the date of this Form 10-Q/A or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and interim principal financial officer and its interim principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s principal executive officer and the interim principal accounting officer concluded that the Company’s disclosure controls and procedures as of March 31, 2021 were effective. However, subsequent to that assessment, management identified a material weakness in our internal controls as further described in Item 9A in our Form 10K/A. Management re-evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 and has concluded that our disclosure controls and procedures were not effective as of that date because of such material weakness.

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

PART II. OTHER INFORMATION

Item 1A.
Risk Factors

There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part 1 of our Amendment No.1 to the Annual Report on Form 10-K/A for the year ended December 31, 2020.

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

101
The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q/A Amendment No. 1 to for the quarter ended March 31, 2021, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Financial Statements.
Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.
(Registrant)

Dated: August 23, 2021	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant and as interim principal financial officer)

Dated: August 23, 2021	/s/ Zackery A. Weber
Zackery A. Weber
Senior Director of Financial Planning and Analysis
(interim principal accounting officer)