Form 10-Q
period 2021-06-30
INSIGNIA SYSTEMS INC/MN
filed 2021-08-23
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

_______________________________

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to ____________

Commission File Number: 1-13471

INSIGNIA SYSTEMS INC/MN
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

Number of shares outstanding of Common Stock, $.01 par value, as of August 19, 2021 was 1,765,319.

Insignia Systems, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

		As Restated
	June 30, 2021	December 31,
	(Unaudited)	2020
ASSETS
Current Assets:
Cash and cash equivalents	$5,879,000	$7,128,000
Restricted cash	85,000	-
Accounts receivable, net	4,837,000	5,857,000
Inventories	91,000	85,000
Income tax receivable	242,000	241,000
Prepaid expenses and other	301,000	711,000
Total Current Assets	11,435,000	14,022,000

Other Assets:
Property and equipment, net	81,000	75,000
Operating lease right-of-use assets	29,000	37,000
Other, net	37,000	155,000

Total Assets	$11,582,000	$14,289,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	2,516,000	3,148,000
Accrued liabilities:
Compensation	474,000	424,000
Sales tax	1,326,000	1,011,000
Other	1,072,000	1,071,000
Current portion of long-term debt	-	464,000
Current portion of operating lease liabilities	16,000	56,000
Deferred revenue	275,000	180,000
Total Current Liabilities	5,679,000	6,354,000

Long-Term Liabilities:
Accrued income taxes	694,000	677,000
Long-term debt, net of current portion	-	590,000
Operating lease liabilities	13,000
Total Long-Term Liabilities	707,000	1,267,000

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,765,000 at June 30, 2021 and 1,748,000 at December 31, 2020, respectively	18,000	17,000
Additional paid-in capital	16,396,000	16,238,000
Accumulated deficit	(11,218,000)	(9,587,000)
Total Shareholders' Equity	5,196,000	6,668,000

Total Liabilities and Shareholders' Equity	$11,582,000	$14,289,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
		As Restated		As Restated
	2021	2020	2021	2020
Services revenues	$6,096,000	$3,133,000	$11,482,000	$7,533,000
Products revenues	-	214,000	-	460,000
Total Net Sales	6,096,000	3,347,000	11,482,000	7,993,000

Cost of services	4,888,000	2,807,000	9,345,000	6,189,000
Cost of goods sold	-	208,000	-	380,000
Impairment loss - services	-	-	-	159,000
Total Cost of Sales	4,888,000	3,015,000	9,345,000	6,728,000
Gross Profit	1,208,000	332,000	2,137,000	1,265,000

Operating Expenses:
Selling	465,000	927,000	981,000	1,647,000
Marketing	260,000	243,000	495,000	608,000
General and administrative	1,336,000	992,000	3,273,000	1,996,000
Total Operating Expenses	2,061,000	2,162,000	4,749,000	4,251,000
Operating Loss	(853,000)	(1,830,000)	(2,612,000)	(2,986,000)

Other income (expense):
Gain on forgiveness of debt and accrued interest	-	-	1,062,000	-
Interest expense	(33,000)	(18,000)	(60,000)	(33,000)
Miscellaneous	2,000	16,000	2,000	40,000
Loss Before Taxes	(884,000)	(1,832,000)	(1,608,000)	(2,979,000)

Income tax expense (benefit)	10,000	11,000	23,000	(211,000)
Net Loss	$(894,000)	$(1,843,000)	$(1,631,000)	$(2,768,000)

Net loss per share:
Basic	$(0.51)	$(1.07)	$(0.93)	$(1.60)
Diluted	$(0.51)	$(1.07)	$(0.93)	$(1.60)

Shares used in calculation of net loss per share:
Basic	1,755,000	1,725,000	1,753,000	1,725,000
Diluted	1,755,000	1,725,000	1,753,000	1,725,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In
	Shares	Amount	Capital	Accumulated Deficit	Total
Balance at December 31, 2020, as restated	1,748,000	$17,000	$16,238,000	$(9,587,000)	$6,668,000
Issuance of common stock, net	6,000	1,000	25,000	-	26,000
Value of stock-based compensation	-	-	56,000	-	56,000
Net loss, as restated	-	-	-	(737,000)	(737,000)

Balance at March 31, 2021, as restated	1,754,000	$18,000	$16,319,000	$(10,324,000)	$6,013,000
Value of stock-based compensation	-	-	86,000	-	86,000
Repurchase of common stock upon vesting of restricted stock units	11,000	-	(9,000)	-	(9,000)
Net loss	-	-	-	(894,000)	(894,000)
Balance at June 30, 2021	1,765,000	$18,000	$16,396,000	$(11,218,000)	$5,196,000

	Common Stock		Additional Paid-In
	Shares	Amount	Capital	Accumulated Deficit	Total
Balance at December 31, 2019, as restated	1,725,000	$16,000	$16,039,000	$(4,972,000)	$11,083,000
Issuance of common stock, net	5,000	-	20,000	-	20,000
Value of stock-based compensation	-	-	49,000	-	49,000
Net loss, as restated	-	-	-	(925,000)	(925,000)

Balance at March 31, 2020, as restated	1,730,000	$16,000	$16,108,000	$(5,897,000)	$10,227,000
Value of stock-based compensation	-	-	59,000	-	59,000
Repurchase of common stock upon vesting of restricted stock units	4,000	-	-	-	-
Net loss, as restated	-	-	-	(1,843,000)	(1,843,000)
Balance at June 30, 2020, as restated	1,734,000	$16,000	$16,167,000	$(7,740,000)	$8,443,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
		As Restated
Six Months Ended June 30	2021	2020
Operating Activities:
Net loss	$(1,631,000)	$(2,768,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,000	267,000
Impairment loss - services	-	159,000
Gain on sale of property and equipment	(7,000)	-
Changes in allowance for doubtful accounts	53,000	61,000
Stock-based compensation expense	142,000	108,000
Gain on forgiveness of debt and accrued interest	(1,062,000)	-
Changes in operating assets and liabilities:
Accounts receivable	967,000	2,077,000
Inventories	(6,000)	10,000
Income tax receivable	(1,000)	(121,000)
Prepaid expenses and other	536,000	(109,000)
Accounts payable	(647,000)	(851,000)
Accrued liabilities	361,000	168,000
Income tax payable	17,000	17,000
Deferred revenue	95,000	430,000
Net cash used in operating activities	(1,151,000)	(552,000)

Investing Activities:
Purchases of property and equipment	(32,000)	(44,000)
Proceeds from sale of property and equipment	16,000	-
Net cash used in investing activities	(16,000)	(44,000)

Financing Activities:
Proceeds from issuance of common stock, net	26,000	20,000
Cash dividends paid ($0.70 per share)	(14,000)	(14,000)
Repuchase of common stock upon vesting of restricted stock awards and vesting of restricted stock units	(9,000)	-
Proceeds from PPP loan	-	1,054,000
Net cash provided by financing activities	3,000	1,060,000

Increase (decrease) in cash and cash equivalents	(1,164,000)	464,000

Cash and cash equivalents and restricted cash at beginning of period	7,128,000	7,510,000
Cash and cash equivalents and restricted cash at end of period	$5,964,000	$7,974,000

Supplemental disclosures for cash flow information:
Cash paid (refunded) during the period for income taxes	$7,000	$(107,000)

Non-cash financing activity:
Operating lease right-of-use asset obtained in exchange for lease obligation	$33,000	$-
Forgiveness of debt and accrued interest	$1,062,000	$-
Purchase of property and equipment included in accounts payable	$15,000	$-

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

Cash and Cash Equivalents and Restricted Cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

	June 30,	December 31,
	2021
Cash and cash equivalents	$5,879,000	$7,128,000
Restricted cash	85,000
Total cash, cash equivalents and retricted cash	$5,964,000	$7,128,000

Restricted Cash. The Company’s restricted cash consists of cash the Company is contractually obligated to maintain in accordance with the terms of its lease signed in April 2021 for headquarters space in Minneapolis. See Note 9 for further discussion.

Inventories. Inventories are primarily comprised of sign cards and hardware. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method, and consisted of the following as of the dates indicated:

	June 30,	December 31,
	2021	2020
Raw materials	$-	$-
Work-in-process	3,000	2,000
Finished goods	88,000	83,000
	$91,000	$85,000

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	June 30,	December 31,
	2021	2020
Property and Equipment:
Production tooling, machinery and equipment	$27,000	$2,349,000
Office furniture and fixtures	88,000	425,000
Computer equipment and software	714,000	1,447,000
Construction in-progress	8,000	17,000
	837,000	4,238,000
Accumulated depreciation and amortization	(756,000)	(4,163,000)
Net Property and Equipment	$81,000	$75,000

Depreciation expense was approximately $11,000 and $32,000 in the three and six months ended June 30, 2021, respectively, and was $85,000 and $170,000 in the three and six months ended June 30, 2020, respectively.

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

During the six-month periods ended June 30, 2021 and 2020 no equity awards were issued by the Company, except those awarded to non-employee members of the Board of Directors.

In June 2021, non-employee members of the Board of Directors received restricted stock grants totaling 5,514 shares pursuant to the 2018 Equity Incentive Plan (the “2018 Plan”). The shares underlying the awards were assigned a value of $8.16 per share, which was the closing price of the Company’s common stock on the date of grant, for a total grant date value of $45,000, the shares are schedule to vest the day immediately preceding the date of the next annual shareholder meeting. The awards granted to directors in December 2020 vested in full on the day immediately preceding the date of the 2021 annual shareholder meeting, June 9, 2021.

The Company estimated the fair value of stock-based awards granted during the six months ended June 30, 2021 under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 year, expected volatility of 142.2%, dividend yield of 0% and risk-free interest rate of 0.1%.

Total stock-based compensation expense recorded for the three and six months ended June 30, 2021 was $86,000 and $141,000, respectively, and for the three and six months ended June 30, 2020 was $59,000 and $108,000, respectively.

Net Loss per Share. Basic net loss per share is computed by dividing net loss by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net loss per share gives effect to all diluted potential common shares outstanding during the period.

Due to the net loss incurred during the three and six months ended June 30, 2021 and 2020 all outstanding stock options were anti-dilutive for those periods.

Weighted average common shares outstanding for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Denominator for basic net loss per share - weighted average shares	1,755,000	1,725,000	1,753,000	1,725,000
Effect of dilutive securities:
Stock options and restricted stock units	-	-	-	-
Denominator for diluted net loss per share - weighted average shares	1,755,000	1,725,000	1,753,000	1,725,000

2.

Restatement of Previously Issued Financial Statements. The financial statements for the three and six months ended June 30, 2020 have been restated to reflect the correction of misstatements. The Company also restated all amounts impacted within the notes to the financial statements. A description of the adjustments and their impact on the previously issued financial statements are included below.

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

As described in additional detail in the Explanatory Note in our Annual Report on Form 10-K/A for the year ended December 31, 2020, the Company restated its audited financial statements for the years ended December 31, 2020 and 2019, and its unaudited financial statements for the quarterly periods ended March 31, 2020 and 2019, June 30, 2020 and 2019, and September 30, 2020 and 2019. The Company also filed a Quarterly Report on Form 10-Q/A for the three months ended March 31, 2021 to restate its unaudited financial statements for the three months ended March 31, 2021 and 2020. As a result of the misstatements, the Company restated our interim financial statements for the three and six months ended June 30, 2020.

A summary of the impact of the misstatements is as follows:

	June 30, 2020
	Three months		Six months
Three Months Ended	As previously reported	Restated	As previously reported	Restated
Total Net Sales	$3,388,000	$3,347,000	$8,070,000	$7,993,000
Operating Loss	(1,777,000)	(1,830,000)	(2,886,000)	(2,986,000)
Net Loss	(1,772,000)	(1,843,000)	(2,635,000)	(2,768,000)

	June 30, 2020
As of	As previously reported	Restated
Shareholders' equity	$9,287,000	$8,444,000

The categories of restatement adjustments and their impact on previously reported financial statements are described below:

(a) Sales Tax and Related Misstatements – Sales tax on sales to customers who were subject to sales tax that was not previously accrued by the Company is corrected by an increase to accrued liabilities on the balance sheets and a reduction of net sales on the statements of operations. The Company also determined on which past sales the Company would bill for sales tax and corrected by increasing accounts receivable, net of an allowance for doubtful collectability, on the balance sheets and increasing net sales on the statements of operations. Estimated penalties on the related sales tax are corrected by an increase to accrued liabilities on the balance sheets and an increase to general and administrative expenses on the statements of operations. Estimated interest on the related sales tax is corrected by an increase to accrued liabilities on the balance sheets and an increase to interest expense within other income on the statement of operations.

(b) Related Income Tax Impact - Any impact on income tax benefit from the impact on loss before taxes due to the correction in (a) above is reflected as a change in deferred tax asset or liability on the balance sheet and a change in income tax benefit on the statements of operations.

The following is a summary of the impact of the correction of the sales tax error for the periods previously reported for the three and six months ended June 30, 2020.

The following table sets forth the corrections in each of the individual line items affected in the statements of operations:

	June 30, 2020
	Three months	Six months
Reduction of net sales	$41,000	$77,000
Increase in general and administrative expense for penalties	12,000	23,000
Increase in interest expense	18,000	33,000
Total effect of restatement items	$71,000	$133,000

	June 30, 2020
	Three months		Six months
Six Months Ended	As previously reported	Restated	As previously reported	Restated
Services revenues	$3,174,000	$3,133,000	$7,610,000	$7,533,000
Products revenues	214,000	214,000	460,000	460,000
Total Net Sales	3,388,000	3,347,000	8,070,000	7,993,000

Cost of services	2,807,000	2,807,000	6,189,000	6,189,000
Cost of goods sold	208,000	208,000	380,000	380,000
Impairment loss	-	-	159,000	159,000
Total Cost of Sales	3,015,000	3,015,000	6,728,000	6,728,000
Gross Profit	373,000	332,000	1,342,000	1,265,000

Operating Expenses:
Selling	927,000	927,000	1,647,000	1,647,000
Marketing	243,000	243,000	608,000	608,000
General and administrative	980,000	992,000	1,973,000	1,996,000
Total Operating Expenses	2,150,000	2,162,000	4,228,000	4,251,000
Operating Loss	(1,777,000)	(1,830,000)	(2,886,000)	(2,986,000)

Other income (expense):
Interest expense	-	(18,000)	-	(33,000)
Miscellaneous	16,000	16,000	40,000	40,000
Loss Before Taxes	(1,761,000)	(1,832,000)	(2,846,000)	(2,979,000)

Income tax benefit	11,000	11,000	(211,000)	(211,000)
Net Loss	$(1,772,000)	$(1,843,000)	$(2,635,000)	$(2,768,000)

Net loss per share:
Basic	$(1.03)	$(1.07)	$(1.53)	$(1.60)
Diluted	$(1.03)	$(1.07)	$(1.53)	$(1.60)

Shares used in calculation of net loss per share:
Basic	1,725,000	1,725,000	1,725,000	1,725,000
Diluted	1,725,000	1,725,000	1,725,000	1,725,000

The following table sets forth the corrections in each of the individual line items affected in the balance sheet:

	June 30, 2020
	As previously reported	Error correction	Restated
Accounts receivable, net	$5,319,000	$102,000	$5,421,000
Accrued liabilities - sales tax	$-	$773,000	$773,000
Accrued liabilities - other	$597,000	$172,000	$769,000
Accumulated deficit	$6,896,000	$844,000	$7,740,000

The following table sets forth the corrections to retained earnings (accumulated deficit) and total shareholders’ equity in the statements of shareholders’ equity.

SHAREHOLDERS' EQUITY

	Accumulated Deficit	Total Shareholders' Equity
June 30, 2020
As reported	$(6,896,000)	$9,287,000
Adjustment due to cumulative error correction	(844,000)	(844,000)
As restated	$(7,740,000)	$8,443,000

The Company did not present tables for adjustments within the statement of cash flows, since all of the foregoing adjustments were within the operating activities section of the cash flows. These adjustments did not affect total cash flows from operating activities, financing activities or investing activities for the three and six month periods ended June 30, 2020.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Services Revenues	Products Revenue	Total Revenue	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$1,861,000	$-	$1,861,000	$3,884,000	$-	$3,884,000
Products and services transferred at a point in time	4,235,000	-	4,235,000	7,598,000	-	7,598,000
Total	$6,096,000	$-	$6,096,000	$11,482,000	$-	$11,482,000

	As Restated
	Three months ended June 30, 2020			Six months ended June 30, 2020
	Services Revenues	Products Revenue	Total Revenue	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$2,012,000	$-	$2,012,000	$5,343,000	$-	$5,343,000
Products and services transferred at a point in time	1,121,000	214,000	1,335,000	2,190,000	460,000	2,650,000
Total	$3,133,000	$214,000	$3,347,000	$7,533,000	$460,000	$7,993,000

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

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2020	$180,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(148,000)
Cash received in advance and not recognized as revenue	243,000
Balance at June 30, 2021	$275,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of its performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. Among our contracts with an expected duration of greater than one year, we anticipate that revenue of $38,000, $116,000 and $60,000 related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2021 will be recognized during the remainder of fiscal 2021, 2022 and 2023, respectively.

4.	Selling Arrangement. In 2011,the Company paid to News America Marketing In-Store, L.L.C. (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 was being amortized over the 10-year term of the arrangement. In 2019, the Company accelerated the amortization based on the anticipated recovery period over the remaining term of the contract due to the loss of a significant retailer. During the three months ended March 31, 2020, the impact of COVID-19 was determined to be a triggering event requiring an impairment review of long-lived assets. As of March 31, 2020, the Company determined the asset was impaired based upon continued revenue declines driven by changes in market conditions due to COVID-19 within the stores covered by the agreement. As a result, an impairment of $159,000 was recognized as of March 31, 2020. The Company also shortened the remaining useful life of the underlying asset from March 31, 2021 to December 31, 2020 and recorded remaining amortization expense on a straight-line basis over the remainder of 2020. Amortization expense without the impairment was $36,000 and $97,000 in the three and six months ended June 30, 2020. The selling arrangement was fully amortized as of June 30, 2021 and December 31, 2020.

5.	Income Taxes. For the three and six months ended June 30, 2021, the Company recorded income tax expense of $10,000 and $23,000, respectively, or (1.1)% and (1.4)% of loss before taxes, respectively. For the three and six months ended June 30, 2020, the Company recorded income tax expense of $11,000 and an income tax benefit of $211,000, respectively, or (0.6)% and 7.1% of loss before taxes, respectively. The income tax benefit or expense for the three and six months ended June 30, 2021 and 2020 is comprised of federal and state taxes. The primary differences between the Company’s June 30, 2021 and 2020 effective tax rates and the statutory federal rate are nondeductible stock-based compensation, nondeductible meals and entertainment and increases in the Company’s valuation allowance against its deferred tax assets and nondeductible penalties for June 30, 2021, and loan forgiveness from the Paycheck Protection Program (PPP) loan. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of enacted tax laws. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustment to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. At June 30, 2021 and December 31, 2020, the Company had a valuation allowance of approximately $2,586,000 and $1,946,000, respectively, against its entire deferred tax asset because the Company does not believe it is more likely than not that it will realize its deferred tax asset.

As of June 30, 2021, and December 31, 2020, the Company had unrecognized tax benefits totaling $694,000 and $677,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $694,000. The Company believes that it is reasonably possible that a decrease of up to $650,000 in unrecognized tax benefits related to state exposures may be necessary within the coming year, which would reduce accrued income taxes and increase income tax benefit.

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

6.	Concentrations. During the six months ended June 30, 2021, three customers accounted for 15%, 12% and 11%, respectively of the Company’s total net sales. During the six months ended June 30, 2020, one customer accounted for 19% of the Company’s total net sales. At June 30, 2021, two customers represented 17% and 14%, respectively of the Company’s total accounts receivable. At December 31, 2020, two customers represented 17% and 10%, respectively, of the Company’s total accounts receivable.

7.	Legal Proceedings. In July 2019, the Company brought suit against News America in the U.S. District Court in Minnesota, alleging violations of federal and state antitrust and tort laws by News America. The complaint alleges that News America has monopolized the national market for third-party in-store advertising and promotion products and services through various wrongful acts designed to harm the Company, its last significant competitor. The suit seeks, among other relief, an injunction sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to our Company.

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

The Company’s application for forgiveness of the entire principal amount and all accrued interest under the Note was approved by the SBA on January 29, 2021. Accordingly, for the six months ended June 30, 2021 the debt of $1,054,000, plus accrued interest of $8,000, was eliminated with a gain on debt forgiveness and accrued interest included in other income.

9.	Subsequent Event. The Company signed a lease for its headquarters space in Minneapolis for a three-year term commencing in July 2021 with monthly payments of approximately $8,300, inclusive of common area maintenance costs. A right-of-use asset and lease liability of approximately $183,000 will be recorded during the three months ended September 30, 2021.

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

Restatement

The accompanying Management’s Discussion and Analysis (“MD&A”) gives effect to certain adjustments made to the previously reported financial statements for the three and six months ended June 30, 2020. Refer to Note 2, “Restatement of Financial Statements” in the accompanying financial statements for further details related to the restatement and impact on our financial statements.

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

Over the past several years, we have diversified our portfolio through a significant expansion of our offered solutions and development of a portfolio designed to more holistically meet the needs of our clients and execution partners. This diversification has resulted in non-POPS solutions revenue growing 182% and 137% for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively. Our non-POPS revenue has grown year over year since we began the expansion of our offered solutions in 2017. We remain committed to further refining and enhancing our solutions and broadening our retailer relationships.

Impacts and Potential Future Impacts of COVID-19 on Our Business

Evaluating the second quarter of 2021 is challenging given the dramatic impacts of the COVID-19 pandemic on the Company in the six months ended June 30, 2020. In the second quarter of 2020, the pandemic substantially reduced our sales due to the deferral and/or cancelation of a large number of programs that were originally slated for execution in the second quarter of 2020. In contrast to much of the preceding 12 to 15 months, we are currently seeing a limited direct impact on our business related to the pandemic. However, while we have continued to operate and maintain our continuity with our clients by working remotely, the retail landscape in which CPG manufacturers and retailers operate has changed substantially, as has our ability to execute programs due to both limited access to our retailers and reduced levels of staffing with our execution partners. Our future bookings may be negatively impacted due to these ongoing changes in the retail landscape and evolution of shoppers’ behavior in response to COVID-19.  The permanence of these changes is unknown.

Further, it is possible the COVID-19 pandemic, particularly in light of variant strains of the virus, could further impact our operations and the operations of customers and retailers as a result of quarantines, facility closures, illnesses, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the resumption of high levels of infection and hospitalization, the resulting impact on our customers, suppliers, and vendors and the overall retail landscape, the remedial actions and stimulus measures adopted by federal, state, and local governments, and to what extent normal economic and operating conditions are impacted. Therefore, we cannot reasonably estimate the full extent of the impact on our results of operation and financial condition, but it could be material and last for an extended period of time.

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

Business Overview

Summary of Financial Results

For the quarter ended June 30, 2021, the Company generated revenues of $6,096,000, as compared with revenues of $3,347,000 for the quarter ended June 30, 2020. For the six months ended June 30, 2021, the Company generated revenues of $11,482,000, as compared with revenues of $7,993,000 in the six months ended June 30, 2020. Net loss for the quarter ended June 30, 2021 was $894,000, as compared to a net loss of $1,843,000 for the quarter ended June 30, 2020. Net loss for the six months ended June 30, 2021 was $1,631,000, as compared to a net loss of $2,768,000 for the six months ended June 30, 2020. The COVID-19 pandemic negatively impacted revenue and net loss for the three and six months ended June 30, 2020.

Revenue from our non-POPS solutions has increased significantly for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, partially offset by continued declines in our signage business due to competitive pressure. We continue to pursue a variety of efforts designed to drive innovation, client acquisitions and retailer expansions. During the first six months of 2021, litigation expenses increased significantly compared to prior quarters. We also recognized a gain of $1,062,000 on the forgiveness of our PPP loan during the first quarter of 2021.

During the six months ended June 30, 2021, cash and cash equivalents and restricted cash decreased by $1,164,000 from $7,128,000 at December 31, 2020, to $5,964,000 at June 30, 2021. The decrease was primarily driven by the net loss for the six months ended June 30, 2021. The Company had no long-term debt other than its lease obligations as of June 30, 2021.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Condensed Statements of Operations as a percentage of total net sales.

	Three Months Ended		Six Months Ended
	June 30		June 30
		As Restated		As Restated
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.2	90.1	81.4	84.2
Gross profit	19.8	9.9	18.6	15.8
Operating expenses:
Selling	7.6	27.7	8.5	20.6
Marketing	4.3	7.3	4.3	7.6
General and administrative	21.9	29.6	28.5	25.0
Total operating expenses	33.8	64.6	41.3	53.2
Operating loss	(14.0)	(54.7)	(22.7)	(37.4)
Other income (expense)	(0.5)	0.0	8.7	0.1
Loss before taxes	(14.5)	(54.7)	(14.0)	(37.3)
Income tax expense (benefit)	0.2	0.3	0.2	(2.7)
Net loss	(14.7)%	(55.0)%	(14.2)%	(34.6)%

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

Net Sales. Net sales for the three months ended June 30, 2021 increased 82.1% to $6,096,000 compared to $3,347,000 for the three months ended June 30, 2020. Net sales for the six months ended June 30, 2021 increased 43.7% to $11,482,000 compared to $7,993,000 for the six months ended June 30, 2020.

Service revenues. Service revenues for the three months ended June 30, 2021 increased 94.6% to $6,096,000 compared to $3,133,000 for the three months ended June 30, 2020. Service revenues for the six months ended June 30, 2021 increased 52.4% to $11,482,000 compared to $7,533,000 for the six months ended June 30, 2020. The increases were due to 182.2% and 137.2% increases in non-POPS revenue, partially offset by decreases in POPS solutions revenue of 9.4% and 29.0% for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2021, non-POPS revenue has increased due to both sales to new CPGs and an increase in sales to existing CPGs as well as the comparison to sales being depressed by the impact of COVID-19 in the three and six months ended June 30, 2020. Competitive pressures have resulted in decreased POPS solutions revenue for three and six months ended June 30, 2021 versus the three and six months ended June 30, 2020. We will continue to have increased pressure on our POPS business in 2021, including the impacts from the expiration in April 2021 of our 10-year selling agreement with News America Marketing In-Store (“News America”). While the negative impact from COVID-19 has lessened compared to 2020, future impacts are unknown as CPG manufacturers and retailers react to changes in shoppers’ behavior.

Product revenues. Due to the August 2020 sale of the custom print business, there were no product sales for the three and six months ended June 30, 2021 compared to $214,000 and $460,000 for the three and six months ended June 30, 2020, respectively.

Gross Profit. Gross profit for the three months ended June 30, 2021 increased 263.9%% to $1,208,000 compared to $332,000 for the three months ended June 30, 2020. Gross profit as a percentage of total net sales increased to 19.8% for the three months ended June 30, 2021 compared to 9.9% for the three months ended June 30, 2020. Gross profit for the six months ended June 30, 2021 increased 68.9% to $2,137,000 compared to $1,265,000 for the six months ended June 30, 2020. Gross profit as a percentage of total net sales increased to 18.6% for the six months ended June 30, 2021 compared to 15.8% for the six months ended June 30, 2020.

Service revenues. Gross profit from our service revenues for the three months ended June 30, 2021 increased 270.6% to $1,208,000 compared to $326,000 for the three months ended June 30, 2020. The increase in gross profit was primarily due to POPS solutions margin as the Company reduced guaranteed payment obligations by renegotiating several fixed or store-based retail payment contracts to sign placement-based payment contracts during 2020. Gross profit from our service revenue for the six months ended June 30, 2021 increased 59.0% to $2,137,000 compared to $1,344,000 for the six months ended June 30, 2020. The increase was primarily due to the factors described above.

Gross profit as a percentage of service revenues for the three months ended June 30, 2021 increased to 19.8% compared to 10.4% for the three months ended June 30, 2020. Gross profit as a percentage of service revenues for the six months ended June 30, 2021 increased to 18.6% compared to 17.8% for the six months ended June 30, 2020. The increases for both periods were primarily due to the factors described above, partially offset by reduced gross profit rates on non-POPS solutions due to the Company’s decision to make an investment in the execution of a large non-POPS program.

Product revenues. Due to the August 2020 sale of the custom print business, there was no gross profit for the three and six months ended June 30, 2021 compared to $6,000 and $80,000 for the three and six months ended June 30, 2020, respectively. Gross profit as a percentage of product revenues for the three and six months ended June 30, 2020 was 2.8% and 17.4%, respectively.

Impairment Loss. Impairment loss for the six months ended June 30, 2020 was $159,000 as a result of the impairment during the first quarter of the Company’s selling agreement with News America, a long-lived asset. The impairment charge is described further in Note 3 of our accompanying unaudited financial statements. There was no impairment loss during the three and six months ended June 30, 2021.

Operating Expenses

Selling. Selling expenses for the three months ended June 30, 2021 decreased 49.8% to $465,000 compared to $927,000 for the three months ended June 30, 2020. Selling expenses for the six months ended June 30, 2021 decreased 40.4% to $981,000 compared to $1,647,000 for the six months ended June 30, 2020. The decreases for both periods were primarily due to reductions in staffing incurred in 2020 and other decreased staff related expenses.

Selling expenses as a percentage of total net sales decreased to 7.6% for the three months ended June 30, 2021 compared to 27.7% for the three months ended June 30, 2020. Selling expenses as a percentage of net sales decreased to 8.5% for the six months ended June 30, 2021 compared to 20.6% for the six months ended June 30, 2020. The decreases for both periods were primarily due to decreased expense described above, in addition to increased sales.

Marketing. Marketing expenses for the three months ended June 30, 2021 increased 7.0% to $260,000 compared to $243,000 for the three months ended June 30, 2020. The increase was primarily due to staff related expenses. Marketing expense for the six months ended June 30, 2021 decreased 18.6% to $495,000 compared to $608,000 for the six months ended June 30, 2020. The decreases was primarily the result of decreased consulting expenses.

Marketing expenses as a percentage of total net sales decreased to 4.3% for the three months ended June 30, 2021 compared to 7.3% for the three months ended June 30, 2020. Marketing expenses as a percentage of net sales decreased to 4.3% for the six months ended June 30, 2021 compared to 7.6% for the six months ended June 30, 2020. The decreases for both periods were due to increased sales, in addition to the factors described above.

General and administrative. General and administrative expenses for the three months ended June 30, 2021 increased 34.7% to $1,336,000 compared to $992,000 for the three months ended June 30, 2020. General and administrative expenses for the six months ended June 30, 2021 increased 64.0% to $3,273,000 compared to $1,996,000 for the six months ended June 30, 2020. The increases for both periods were primarily due to expenses incurred as a result of the litigation with News America, partially offset by a reduction in staff related expenses.

General and administrative expenses as a percentage of total net sales decreased to 21.9% for the three months ended June 30, 2021 compared to 29.6% for the three months ended June 30, 2020 due to increased sales, partially offset by expenses incurred as a result of the litigation with News America. General and administrative expenses as a percentage of net sales increased to 28.5% for the six months ended June 30, 2021 compared to 25.0% for the six months ended June 30, 2020, the increase was due to expenses incurred as a result of the litigation with News America, partially offset by increased sales.

Other Income (Expense). Other expense for the three months ended June 30, 2021 was $31,000 compared to $2,000 for the three months ended June 30, 2020. Other income for the six months ended June 30, 2021 was $1,004,000 compared to $7,000 for the six months ended June 30, 2020. The increase for the six months ended June 30, 2021 was due to the gain on debt extinguishment of $1,062,000 from the SBA forgiving the Company of its Note entered into pursuant to the PPP of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, partially offset of interest expense related to sales tax accrued.

Income Taxes. For the three and six months ended June 30, 2021 the Company recorded income tax expense of $10,000 and $23,000, respectively, or (1.1)% and (1.4)% of loss before taxes, respectively. For the three and six months ended June 30, 2020, the Company recorded income tax expense of $11,000 and income tax benefit of $211,000, respectively, or (0.6)% and 7.1% of loss before taxes, respectively. The income tax benefit or expense for the three and six months ended June 30, 2021 and 2020 is comprised of federal and state taxes. The primary differences between the Company’s June 30, 2021 and 2020 effective tax rates and the statutory federal rate are expenses related to stock-based compensation, nondeductible meals and entertainment and an increase in the Company’s valuation allowance against its deferred tax assets and for June 30, 2021, nondeductible penalties and loan forgiveness from the Paycheck Protection Program (PPP) loan.

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

As a result of the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of its deferred tax assets have become unfavorable. Management has considered positive and negative evidence for the potential utilization of the deferred tax assets and has concluded that it is more likely than not that Company will not realize the full amount of its net deferred tax assets. At June 30, 2021 and December 31, 2020, the Company had a valuation allowance of approximately $2,586,000 and $1,946,000, respectively, against its entire deferred tax asset because the Company does not believe it is more likely than not that it will realize its deferred tax asset.

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

Net Loss. For the reasons stated above, net loss for the three and six months ended June 30, 2021 was $894,000 and $1,631,000, respectively, compared to net loss of $1,843,000 and $2,768,000, respectively, for the three and six months ending June 30, 2020.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At June 30, 2021, working capital was $5,756,000 (defined as current assets less current liabilities) compared to $7,668,000 at December 31, 2020. During the six months ended June 30, 2021, cash and cash equivalents and restricted cash decreased $1,164,000 from $7,128,000 at December 31, 2020 to $5,964,000 at June 30, 2021.

Operating Activities. Net cash used by operating activities during the six months ended June 30, 2021, was $1,151,000. Net loss of $1,631,000, less non-cash adjustments of $842,000, plus changes in operating assets and liabilities of $1,322,000, resulted in the $1,151,000 of cash used by operating activities. The largest component of the change in operating assets and liabilities was accounts receivable, which decreased by $967,000 from December 31, 2020, as a result of normal fluctuations based on business and market conditions. The non-cash adjustments consisted of depreciation and amortization expense, gain on sale of property and equipment, changes in allowance for doubtful accounts, gain on forgiveness of PPP loan and accrued interest and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities. Net cash used in investing activities during the six months ended June 30, 2021 was $16,000. This was related to the purchase of property and equipment, partially offset by proceeds from the sale of property and equipment.

Financing Activities.  Net cash provided by financing activities during the six months ended June 30, 2021 was $3,000, which relates to proceeds received from issuance of common stock under the employee stock purchase plan.  Net cash provided by financing activities during the six months ended June 30, 2020 was $1,060,000, which primarily related to proceeds received from our PPP loan.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2020, included in our Form 10-K/A filed with the Securities and Exchange Commission on March 11, 2021. We believe our most critical accounting policies and estimates include the following:

•	revenue recognition;
•	allowance for doubtful accounts;
•	sales taxes;
•	income taxes; and
•	stock-based compensation.

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

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (i) the impacts of the COVID-19 pandemic including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for our products and services; (ii) local, regional, national, and international economic conditions that are impacted as a result of the COVID-19 pandemic including the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and our assessment of that impact; (iii) management’s ability to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (iv) the Company’s success in developing and implementing new product offerings, including mobile, digital or other new offerings, in a successful manner; (v) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with CPG retailers and manufacturers; (vi) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions and the effect of current sales trends on fiscal year 2021 results; (vii) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a CPG manufacturer or retailer; (viii) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally; (ix) our ability to successfully manage our new IT operating infrastructure outsourcing arrangement; (x) our ability to attract and retain highly qualified managerial, operational and sales personnel; and (xi) the final outcome of our litigation with News America. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, and this Quarterly Report on Form 10-Q, and any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, management identified a material weakness in our internal control over financial reporting which was also disclosed in our Annual Report on the Form 10-K/A. As a result of this material weakness, management concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, no changes in the Company’s internal control over financial reporting occurred during the second quarter of 2021 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation, as amended January 4, 2021 (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed January 6, 2021)	Incorporate by Reference

3.2	Composite Bylaws, as amended through December 5, 2015 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2015)	Incorporated by Reference

31.1	Certification of Principal Executive Officer	Filed Electronically

31.2	Certification of Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Financial Statements.

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

