Form 10-Q
period 2021-09-30
INSIGNIA SYSTEMS INC/MN
filed 2021-11-05
CIK 875355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to ____________

Commission File Number: 1-13471

INSIGNIA SYSTEMS INC/MN
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 Third Ave N, Ste 356, Minneapolis, MN 55401
(Address of principal executive offices; zip code)

(763) 392-6200
(Registrant’s telephone number, including area code)

7308 Aspen Lane N, Ste 153, Minneapolis, MN 55428
(Former name, former address and former fiscal year, if changed since last report)

Securities registered to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	ISIG	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Number of shares outstanding of Common Stock, $.01 par value, as of November 3, 2021 was 1,768,114.

Insignia Systems, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,649,000	$7,128,000
Restricted cash	85,000	—
Accounts receivable, net	4,203,000	5,857,000
Inventories	87,000	85,000
Income tax receivable	242,000	241,000
Prepaid expenses and other	837,000	711,000
Total Current Assets	9,103,000	14,022,000

Other Assets:
Property and equipment, net	114,000	75,000
Operating lease right-of-use assets	202,000	37,000
Other, net	37,000	155,000

Total Assets	$9,456,000	$14,289,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	1,506,000	3,148,000
Accrued liabilities:
Compensation	395,000	424,000
Sales tax	1,275,000	1,011,000
Other	842,000	1,071,000
Current portion of long-term debt	—	464,000
Current portion of operating lease liabilities	75,000	56,000
Deferred revenue	211,000	180,000
Total Current Liabilities	4,304,000	6,354,000

Long-Term Liabilities:
Accrued income taxes	703,000	677,000
Long-term debt, net of current portion	—	590,000
Operating lease liabilities	127,000	—
Total Long-Term Liabilities	830,000	1,267,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,768,000 at September 30, 2021 and 1,748,000 at December 31, 2020, respectively	18,000	17,000
Additional paid-in capital	16,443,000	16,238,000
Accumulated deficit	(12,139,000)	(9,587,000)
Total Shareholders’ Equity	4,322,000	6,668,000

Total Liabilities and Shareholders’ Equity	$9,456,000	$14,289,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Services revenues	$3,493,000	$4,317,000	$14,975,000	$11,850,000
Products revenues	—	118,000	—	578,000
Total Net Sales	3,493,000	4,435,000	14,975,000	12,428,000

Cost of services	2,948,000	3,764,000	12,293,000	9,953,000
Cost of goods sold	—	112,000	—	492,000
Impairment loss - services	—	—	—	159,000
Total Cost of Sales	2,948,000	3,876,000	12,293,000	10,604,000
Gross Profit	545,000	559,000	2,682,000	1,824,000

Operating Expenses:
Selling	425,000	585,000	1,406,000	2,232,000
Marketing	266,000	192,000	761,000	800,000
General and administrative	779,000	840,000	4,052,000	2,836,000
Gain on sale of business	—	(195,000)	—	(195,000)
Total Operating Expenses	1,470,000	1,422,000	6,219,000	5,673,000
Operating Loss	(925,000)	(863,000)	(3,537,000)	(3,849,000)

Other income (expense):
Gain on forgiveness of debt and accrued interest	—	—	1,062,000	—
Interest income (expense)	14,000	(21,000)	(46,000)	(55,000)
Miscellaneous	(1,000)	6,000	1,000	47,000
Loss Before Taxes	(912,000)	(878,000)	(2,520,000)	(3,857,000)

Income tax expense (benefit)	9,000	8,000	32,000	(203,000)
Net Loss	$(921,000)	$(886,000)	$(2,552,000)	$(3,654,000)

Net loss per share:
Basic	$(0.52)	$(0.51)	$(1.45)	$(2.11)
Diluted	$(0.52)	$(0.51)	$(1.45)	$(2.11)

Shares used in calculation of net loss per share:
Basic	1,766,000	1,740,000	1,757,000	1,730,000
Diluted	1,766,000	1,740,000	1,757,000	1,730,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	1,748,000	$17,000	$16,238,000	$(9,587,000)	$6,668,000
Issuance of common stock, net	6,000	1,000	25,000	—	26,000
Value of stock-based compensation	—	—	56,000	—	56,000
Net loss	—	—	—	(737,000)	(737,000)

Balance at March 31, 2021	1,754,000	$18,000	$16,319,000	$(10,324,000)	$6,013,000
Value of stock-based compensation	—	—	86,000	—	86,000
Repurchase of common stock upon vesting of restricted stock units	11,000	—	(9,000)	—	(9,000)
Net loss	—	—	—	(894,000)	(894,000)

Balance at June 30, 2021	1,765,000	$18,000	$16,396,000	$(11,218,000)	$5,196,000
Value of stock-based compensation	—	—	56,000	—	56,000
Repurchase of common stock upon vesting of restricted stock units	3,000	—	(9,000)	—	(9,000)
Net loss	—	—	—	(921,000)	(921,000)
Balance at September 30, 2021	1,768,000	$18,000	$16,443,000	$(12,139,000)	$4,322,000

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	1,725,000	$16,000	$16,039,000	$(4,972,000)	$11,083,000
Issuance of common stock, net	5,000	—	20,000	—	20,000
Value of stock-based compensation	—	—	49,000	—	49,000
Net loss	—	—	—	(925,000)	(925,000)

Balance at March 31, 2020	1,730,000	$16,000	$16,108,000	$(5,897,000)	$10,227,000
Value of stock-based compensation	—	—	59,000	—	59,000
Repurchase of common stock upon vesting of restricted stock units	4,000	—	—	—	—
Net loss	—	—	—	(1,843,000)	(1,843,000)

Balance at June 30, 2020	1,734,000	$16,000	$16,167,000	$(7,740,000)	$8,443,000
Value of stock-based compensation	—	—	37,000	—	37,000
Vesting of restricted stock units offset by repurchase of common stock upon vesting of retricted stock units and awards	13,000	1,000	(2,000)	—	(1,000)
Common stock issued for accrued liabilities	2,000	—	9,000	—	9,000
Net loss	—	—	—	(886,000)	(886,000)
Balance at September 30, 2020	1,749,000	$17,000	$16,211,000	$(8,626,000)	$7,602,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2021	2020
Operating Activities:
Net loss	$(2,552,000)	$(3,654,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,000	386,000
Impairment loss	—	159,000
Gain on sale of business	(7,000)	(195,000)
Changes in allowance for doubtful accounts	34,000	112,000
Stock-based compensation expense	198,000	145,000
Gain on forgiveness of debt and accrued interest	(1,062,000)	—
Changes in operating assets and liabilities:
Accounts receivable	1,620,000	1,810,000
Inventories	(2,000)	80,000
Income tax receivable	(1,000)	(121,000)
Prepaid expenses and other	(27,000)	(148,000)
Accounts payable	(1,655,000)	(768,000)
Accrued liabilities	28,000	346,000
Accrued income taxes	26,000	25,000
Deferred revenue	31,000	176,000
Net cash used in operating activities	(3,323,000)	(1,647,000)

Investing Activities:
Purchases of property and equipment	(81,000)	(56,000)
Proceeds from sale of custom print business	—	200,000
Proceeds from sale of property and equipment	16,000	—
Net cash provided by (used in) investing activities	(65,000)	144,000

Financing Activities:
Cash dividends paid ($0.70 per share)	(14,000)	(14,000)
Proceeds from issuance of common stock, net	26,000	20,000
Repurchase of common stock upon vewsting of restricted stock awards	(18,000)	(1,000)
Proceeds from PPP loan	—	1,054,000
Net cash provided by (used in) financing activities	(6,000)	1,059,000

Decrease in cash and cash equivalents	(3,394,000)	(444,000)

Cash and cash equivalents and restricted cash at beginning of period	7,128,000	7,510,000
Cash and cash equivalents and restricted cash at end of period	$3,734,000	$7,066,000

Supplemental disclosures for cash flow information:
Cash refunded during the period for income taxes	$6,000	$107,000

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$13,000	$22,000
Common stock issued for accrued liabilities	$—	$9,000
Receivables recorded from sale of cusom print business	$—	$100,000
Operating lease right of use asset obtained in exchange for lease obligations	$219,000	$—
Forgiveness of debt and accrued interest	$1,062,000	$—

See accompanying notes to financial statements.

Insignia Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) is a leading provider of in-store advertising solutions to consumer-packaged goods (“CPG”) manufacturers, retailers, shopper marketing agencies and brokerages. The Company operates in a single reportable segment. The Company’s leadership and employees have extensive industry knowledge with direct experience in both CPG manufacturers and retailers. The Company provides marketing solutions to CPG manufacturers spanning from some of the largest multinationals to new and emerging brands.

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

Cash and Cash Equivalents and Restricted Cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$3,649,000	$7,128,000
Restricted cash	85,000	—
Total cash, cash equivalents and restricted cash	$3,734,000	$7,128,000

Restricted Cash. The Company’s restricted cash consists of cash the Company is contractually obligated to maintain in accordance with the terms of its lease signed in April 2021 for its headquarters space in Minneapolis. See Note 4 for further discussion.

Inventories. Inventories are primarily comprised of sign cards and hardware. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method, and consisted of the following as of the dates indicated:

	September 30,	December 31,
	2021	2020
Work-in-process	$2,000	$2,000
Finished goods	85,000	83,000
	$87,000	$85,000

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	September 30,	December 31,
	2021	2020
Property and Equipment:
Production tooling, machinery and equipment	$26,000	$2,349,000
Office furniture and fixtures	95,000	425,000
Computer equipment and software	740,000	1,447,000
Leasehold improvements	19,000	—
Construction in-progress	4,000	17,000
	884,000	4,238,000
Accumulated depreciation and amortization	(770,000)	(4,163,000)
Net Property and Equipment	$114,000	$75,000

Depreciation expense was approximately $14,000 and $46,000 in the three and nine months ended September 30, 2021, respectively, and was $85,000 and $255,000 in the three and nine months ended September 30, 2020, respectively.

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

During the nine months ended September 30, 2021 and 2020, no equity awards were issued by the Company, except those awarded to non-employee members of the Board of Directors.

In June 2021, non-employee members of the Board of Directors received restricted stock grants totaling 5,514 shares pursuant to the 2018 Equity Incentive Plan (the “2018 Plan”). The shares underlying the awards were assigned a value of $8.16 per share, which was the closing price of the Company’s common stock on the date of grant, for a total grant date value of $45,000. The shares are scheduled to vest the day immediately preceding the date of the next annual shareholder meeting. The awards granted to directors in December 2020 vested in full on the day immediately preceding the date of the 2021 annual shareholder meeting, June 9, 2021.

In July 2020, the Company issued 11,053 shares of common stock in settlement of $9,000 of total deferred fees as a result of a non-employee director’s departure from the Board of Directors. The Company’s non-employee directors are eligible to participate in a director deferred compensation plan, which allows a director to make voluntary deferrals of up to 100% of their annual cash retainers relating to Board and committee service.

The Company estimated the fair value of stock-based awards granted during the nine months ended September 30, 2021 under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 year, expected volatility of 142.2%, dividend yield of 0% and risk-free interest rate of 0.1%.

Total stock-based compensation expense recorded for the three and nine months ended September 30, 2021 was $56,000 and $198,000, respectively, and for the three and nine months ended September 30, 2020 was $37,000 and $145,000, respectively.

Net Loss per Share. Basic net loss per share is computed by dividing net loss by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period.

Due to the net loss incurred during the three and nine months ended September 30, 2021 and 2020 all outstanding stock options were anti-dilutive for the periods.

Weighted average common shares outstanding for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Denominator for basic net loss per share - weighted average shares	1,766,000	1,740,000	1,757,000	1,730,000
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—	—
Denominator for diluted net loss per share - weighted average shares	1,766,000	1,740,000	1,757,000	1,730,000

2.

Revenue Recognition. Under Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (“Topic 606”), revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including noncash consideration, consideration paid or payable to a customer and significant financing components. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer, as further described below under “.”

Taxes collected from customers and remitted to governmental authorities are excluded from revenue on the net basis of accounting.

The Company includes shipping and handling fees in revenues. Shipping and handling costs associated with outbound freight after control over a product has been passed to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Services Revenues	Products Revenue	Total Revenue	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$1,482,000	$-	$1,482,000	$5,366,000	$-	$5,366,000
Products and services transferred at a point in time	2,011,000	-	2,011,000	9,609,000	-	9,609,000
Total	$3,493,000	$-	$3,493,000	$14,975,000	$-	$14,975,000

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Services Revenues	Products Revenue	Total Revenue	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$2,024,000	$-	$2,024,000	$7,366,000	$-	$7,366,000
Products and services transferred at a point in time	2,293,000	118,000	2,411,000	4,484,000	578,000	5,062,000
Total	$4,317,000	$118,000	$4,435,000	$11,850,000	$578,000	$12,428,000

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

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2020	$180,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(148,000)
Cash received in advance and not recognized as revenue	179,000
Balance at September 30, 2021	$211,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of its performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. Among our contracts with an expected duration of greater than one year, we anticipate that revenue of $29,000, $116,000 and $60,000 related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2021 will be recognized during the remainder of fiscal 2021, 2022 and 2023, respectively.

3.

Selling Arrangement. In 2011, the Company paid to News America Marketing In-Store, L.L.C. (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 was being amortized over the 10-year term of the arrangement. In 2019, the Company accelerated the amortization based on the anticipated recovery period over the remaining term of the contract due to the loss of a significant retailer. During the three months ended March 31, 2020, the impact of COVID-19 was determined to be a triggering event requiring an impairment review of long-lived assets. As of March 31, 2020, the Company determined the asset was impaired based upon continued revenue declines driven by changes in market conditions due to COVID-19 within the stores covered by the agreement. As a result, an impairment of $159,000 was recognized as of March 31, 2020. The Company also shortened the remaining useful life of the underlying asset from March 31, 2021 to December 31, 2020 and recorded remaining amortization expense on a straight-line basis over the remainder of 2020. Amortization expense without the impairment was $34,000 and $131,000 in the three and nine months ended September 30, 2020. The selling arrangement was fully amortized as of September 30, 2021 and December 31, 2020.

11

4.

Leases. As of September 30, 2021 the Company leases space under two non-cancelable operating leases for our corporate headquarters and for warehouse space. Both leases have escalating lease payment terms but neither contains a contingent rent provision. The Company also had a lease for additional office space under an operating lease that expired August 31, 2021. The leases for both the Company’s corporate headquarters and its warehouse include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. The headquarters lease required the Company to provide a letter of credit, which is supported by $85,000 which is reflected as restricted cash on the balance sheet.

The Company’s leases include options to renew. The exercise of lease renewal options is at the Company’s sole discretion. Therefore, the renewals to extend the lease terms are not included in the Company’s right of use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term.

The Company used its incremental borrowing rate in determining the present value of the lease payments based on the information available at the lease commencement date.

The cost components of the Company’s operating leases were as follows for the periods ended September 30, 2021:

	Three months ended September 30, 2021
	Prior Corporate	Corporate	Additional		Operating
	Headquarters	Headquarters	Office Space	Warehouse	Leases
Operating lease cost	$—	$11,000	$—	$4,000	$11,000
Variable lease cost	—	7,000	—	4,000	7,000
Short-term lease cost	—	—	7,000	—	7,000
Total	$—	$18,000	$7,000	$8,000	$25,000

	Nine months ended September 30, 2021
	Prior Corporate	Corporate	Additional		Operating
	Headquarters	Headquarters	Office Space	Warehouse	Leases
Operating lease cost	$38,000	$11,000	$—	$9,000	$58,000
Variable lease cost	24,000	7,000	—	9,000	40,000
Short-term lease cost	—	—	28,000	—	28,000
Total	$62,000	$18,000	$28,000	$18,000	$126,000

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs which are paid based on actual costs incurred by the lessor.

Maturities of the Company’s lease liabilities for is corporate headquarters and its warehouse operating leases are as follows as of September 30, 2021:

Maturity of Lease Liabilities	Operating Leases
2021	$21,000
2022	83,000
2023	72,000
2024	40,000
Total lease payments	$216,000
Less: Interest	14,000
Present value of lease liabilities	$202,000

The remaining lease terms as of September 30, 2021 for the Company’s corporate headquarters and its warehouse leases were 2.8 years and 1.5 years, respectively. The discount rate for both leases is 4.75%. The cash outflow for operating leases for the three and nine months ended September 30, 2021 was $15,000 and $76,000, respectively. The cash outflow for operating leases for the three and nine months ended September 30, 2020 was $86,000 and $178,000, respectively. Operating lease liabilities and right-of-use assets were increased for new non-cash leases by $219,000 for the nine months ended September 30, 2021.

5.

Income Taxes. For the three and nine months ended September 30, 2021, the Company recorded income tax expense of $9,000 and $32,000, or 1.0% and 1.3% of loss before taxes, respectively. For the three and nine months ended September 30, 2020, the Company recorded income tax expense and an income tax benefit, respectively, of $8,000 and $203,000, or 0.9% and (5.3%) of loss before taxes, respectively. The income tax expense or benefit for the three and nine months ended September 30, 2021 and 2020 is comprised of federal and state taxes. The primary differences between the Company’s September 30, 2021 and 2020 effective tax rates and the statutory federal rate are expenses related to stock-based compensation and nondeductible meals and entertainment and increases in the Company’s valuation allowance against its deferred tax assets and nondeductible penalties for September 30, 2021, and forgiveness for the loan under the Paycheck Protection Program (“PPP”) of the CARES Act administered by the U.S. Small Business Administration (the “SBA”). The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of enacted tax laws. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustment to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. At September 30, 2021 and December 31, 2020, the Company had a valuation allowance of approximately $2,811,000 and $1,946,000, respectively, against its entire net deferred tax asset because the Company does not believe it is more likely than not that it will realize its net deferred tax asset.

As of September 30, 2021, and December 31, 2020, the Company had unrecognized tax benefits totaling $703,000 and $677,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $703,000. The Company believes that it is reasonably possible that a decrease of up to $650,000 in unrecognized tax benefits related to state exposures may be necessary within the coming year, which would reduce accrued income taxes and increase income tax benefit.

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

6.

Concentrations. During the nine months ended September 30, 2021, two customers accounted for 16% and 10% respectively, of the Company’s total net sales. During the nine months ended September 30, 2020, two customers accounted for 13% and 11% respectively, of the Company’s total net sales. At September 30, 2021, two customers represented 16% and 13% respectively, of the Company’s total accounts receivable. At December 31, 2020, two customers represented 17% and 10% of the Company’s total accounts receivable.

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

Following the close of discovery, on August 27, 2021, News America moved for summary judgment on Insignia’s claims. On September 17, 2021, Insignia filed its response opposing summary judgment. On October 1, 2021, News America filed its reply brief. The court is scheduled to hear argument on the motion on January 26, 2022. At this stage of the proceedings, the Company is unable to determine the likelihood of an unfavorable outcome or estimate any potential resulting liability.

8.	Loan. In April 2020, the Company entered into a promissory note (the “Note”) with Alerus Financial, N.A. The Note evidenced a loan to the Company in the amount of $1,054,000 pursuant to PPP.

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

The Company’s application for forgiveness of the entire principal amount and all accrued interest under the Note was approved by the SBA on January 29, 2021. Accordingly, for the nine months ended September 30, 2021 the debt of $1,054,000, plus accrued interest of $8,000, was eliminated with a gain on debt forgiveness and accrued interest included in other income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere, including Part II, Item 1A, in this Quarterly Report on Form 10-Q and the “Risk Factors” described in Part I, Item 1A, of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, our Current Reports on Form 8-K and our other SEC filings.

Company Overview

Insignia Systems, Inc. (“Insignia,” “we,” “us,” “our” and the “Company”) is a leading provider of in-store solutions to consumer-packaged goods (“CPG”) manufacturers, retailers, shopper marketing agencies and brokerages (“clients”). We believe our products and services are attractive to our clients because of our speed to market, ability to customize our solutions down to store level and the results our solutions deliver. Our leadership and employees have extensive industry knowledge, including direct experience through former positions at CPG manufacturers and retailers. We provide marketing solutions to CPG manufacturers spanning from some of the largest multinationals to new and emerging brands.

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

We have faced increasingly intense competition for the marketing expenditures of CPG manufacturers for in-store signage. We have observed increased competition in growing and maintaining our network of retailers into which we are authorized to sell solutions as competitors continue to purchase new or extend exclusive arrangements with retailers for that purpose. The increased competition has caused POPs sales to decline and we expect continued declines. New product investments by large and emerging CPG manufacturers give us optimism that our product portfolio is relevant to our clients.

Over the past several years, we have diversified our portfolio through a significant expansion of our offered solutions and development of a portfolio designed to more holistically meet the needs of our clients and execution partners. This diversification has resulted in non-POPS solutions revenue growing 70% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. For the three months ended September 30, 2021, non-POPs solutions revenue declined 18% compared to the three months ended September 30, 2020 primarily due to an unusually strong third quarter of 2020 as programs deferred in the second quarter of 2020 due to Covid were executed and included in revenue in the third quarter of 2020. Our non-POPS revenue has grown year over year since we began the expansion of our offered solutions in 2017. We remain committed to further refining and enhancing our solutions and broadening our retailer relationships.

Impacts and Potential Future Impacts of COVID-19 on Our Business

Evaluating the third quarter of 2021 is challenging given the dramatic impacts of the COVID-19 pandemic on the Company in the three and nine months ended September 30, 2020. In the second quarter of 2020, the pandemic substantially reduced our sales due to the deferral and/or cancelation of a large number of programs that were originally slated for execution in the second quarter of 2020, the majority of these deferred programs executed during the third quarter of 2020. In contrast to much of the preceding 15 to 18 months, we are currently seeing a limited direct impact on our business related to the pandemic. However, while we have continued to operate and maintain our continuity with our clients by working remotely, the retail landscape in which CPG manufacturers and retailers operate has changed substantially, as has our ability to execute programs due to both limited access to our retailers and reduced levels of staffing with our execution partners. Our future bookings may be negatively impacted due to these ongoing changes in the retail landscape and evolution of shoppers’ behavior in response to COVID-19. The permanence of these changes is unknown.

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

Business Overview

Summary of Financial Results

For the quarter ended September 30, 2021, the Company generated net sales of $3,493,000, as compared with revenues of $4,435,000 for the quarter ended September 30, 2020. For the nine months ended September 30, 2021, the Company generated revenues of $14,975,000, as compared with revenues of $12,428,000 in the nine months ended September 30, 2020. Net loss for the quarter ended September 30, 2021 was $921,000, as compared to net loss of $886,000 for the quarter ended September 30, 2020. Net loss for the nine months ended September 30, 2021 was $2,552,000, as compared to net loss of $3,654,000 for the nine months ended September 30, 2020. The COVID-19 pandemic negatively impacted revenue and net loss for the three and nine months ended September 30, 2020.

Revenue from our non-POPS solutions has increased significantly for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was partially offset by continued declines in our signage business due to competitive pressure, which we expect to continue. We are investing in both people and resources to support the growth of non-POPS, while also shifting resources away from signage. We continue to pursue a variety of efforts designed to drive innovation, client acquisitions and retailer expansions. During the first nine months of 2021, litigation expenses increased significantly compared to prior quarters. We also recognized a gain of $1,062,000 on the forgiveness of our PPP loan during the first quarter of 2021.

During the nine months ended September 30, 2021, cash and cash equivalents and restricted cash decreased $3,394,000 from $7,128,000 at December 31, 2020, to $3,734,000 at September 30, 2021. The Company had no long-term debt other than its lease obligations as of September 30, 2021.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Condensed Statements of Operations as a percentage of total net sales.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.4	87.4	82.1	85.4
Gross profit	15.6	12.6	17.9	14.6
Operating expenses:
Selling	12.2	13.2	9.4	17.9
Marketing	7.6	4.3	5.1	6.4
General and administrative	22.3	19.0	27.0	22.8
Gain on sale	—	(4.4)	—	(1.6)
Total operating expenses	42.1	32.1	41.5	45.5
Operating loss	(26.5)	(19.5)	(23.6)	(30.9)
Other income (expense)	0.4	(0.3)	6.8	(0.1)
Loss before taxes	(26.1)	(19.8)	(16.8)	(31.0)
Income tax expense (benefit)	0.3	0.2	0.2	(1.6)
Net loss	(26.4)%	(20.0)%	(17.0)%	(29.4)%

Three and Nine months Ended September 30, 2021 Compared to Three and Nine months Ended September 30, 2020

Net Sales. Net sales for the three months ended September 30, 2021 decreased 21.2% to $3,493,000 compared to $4,435,000 for the three months ended September 30, 2020. Net sales for the nine months ended September 30, 2021 increased 20.5% to $14,975,000 compared to $12,428,000 for the nine months ended September 30, 2020.

Service revenues. Service revenues for the three months ended September 30, 2021 decreased 19.1% to $3,493,000 compared to $4,317,000 for the three months ended September 30, 2020. The decrease is primarily due to the comparison with the strong sales in the third quarter of 2020 which resulted from the deferral of programs from the second quarter of 2020 to the third quarter of 2020 due to COVID-19. Due to sales cycles within the retailers that our non-POPS solutions execute we anticipate some seasonality in sales, with those sales relatively stronger in the first half of the year. Further declines in service revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 are due to continued declines in POPS solutions revenue of 21.5%.

Service revenues for the nine months ended September 30, 2021 increased 26.4% to $14,975,000 compared to $11,850,000 for the nine months ended September 30, 2020. The increase was due to a 69.7% increase in non-POPS revenue, partially offset by a decrease in POPS solutions revenue of 26.9% for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, non-POPS revenue has increased due to both sales to new CPGs and an increase in sales to existing CPGs as well as the comparison to sales being depressed by the impact of COVID-19 in the nine months ended September 30, 2020. Competitive pressures have resulted in decreased POPS solutions revenue for the three and nine months ended September 30, 2021 versus the three and nine months ended September 30, 2020. We will continue to have increased pressure on our POPS business in 2021, including the impacts from the expiration in April 2021 of our 10-year selling agreement with News America Marketing In-Store (“News America”). While the negative impact from COVID-19 has lessened compared to 2020, future impacts are unknown as CPG manufacturers and retailers react to changes in shoppers’ behavior.

Product revenues. Due to the August 2020 sale of the custom print business, there were no product sales for the three and nine months ended September 30, 2021 compared to $118,000 and $578,000 for the three and nine months ended September 30, 2020, respectively.

Gross Profit. Gross profit for the three months ended September 30, 2021 decreased 2.5% to $545,000 compared to $559,000 for the three months ended September 30, 2020. Gross profit as a percentage of total net sales increased to 15.6% for the three months ended September 30, 2021 compared to 12.6% for the three months ended September 30, 2020. Gross profit for the nine months ended September 30, 2021 increased 47.0% to $2,682,000 compared to $1,824,000 for the nine months ended September 30, 2020. Gross profit as a percentage of total net sales increased to 17.9% for the nine months ended September 30, 2021 compared to 14.6% for the nine months ended September 30, 2020.

Service revenues. Gross profit from our service revenues for the three months ended September 30, 2021 decreased 1.4% to $545,000 compared to $553,000 for the three months ended September 30, 2020. The decrease in gross profit was primarily due to the decrease in non-POPS solution sales in comparison to 2020 which were strong due to the deferral of programs from the second quarter of 2020 to the third quarter of 2020 because of COVID-19, partially offset by POPS solutions margin as the Company reduced guaranteed payment obligations by renegotiating several fixed or store-based retail payment contracts to sign placement-based payment contracts during 2020. Gross profit from our service revenues for the nine months ended September 30, 2021 increased 54.3% to $2,682,000 compared to $1,738,000 for the nine months ended September 30, 2020. The increase was primarily due to the POPS solutions margin as described above, in addition to a 69.7% increase in non-POPS solutions revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30,2020.

Gross profit as a percentage of service revenues for the three months ended September 30, 2021 increased to 15.6% compared to 12.8% for the three months ended September 30, 2020. Gross profit as a percentage of service revenues for the nine months ended September 30, 2021 increased to 17.9% compared to 14.7% for the nine months ended September 30, 2020. The increases for both periods were primarily due to the factors described above, partially offset by reduced gross profit rates on non-POPS solutions due to the Company’s decision to make an investment in the execution of a large non-POPS program in the first half of 2021.

Product revenues. Due to the August 2020 sale of the custom print business, there was no gross profit for the three and nine months ended September 30, 2021 compared to $6,000 and $86,000 for the three and nine months ended September 30, 2020, respectively. Gross profit as a percentage of product revenues for the three and nine months ended September 30, 2020 was 5.1% and 14.9%, respectively.

Impairment Loss. Impairment loss for the nine months ended September 30, 2020 was $159,000 as a result of the impairment during the first quarter of the Company’s selling agreement with News America, a long-lived asset. The impairment charge is described further in Note 3 of our accompanying unaudited financial statements. There was no impairment loss during the three and nine months ended September 30, 2021.

Operating Expenses

Selling. Selling expenses for the three months ended September 30, 2021 decreased 27.4% to $425,000 compared to $585,000 for the three months ended September 30, 2020. Selling expenses for the nine months ended September 30, 2021 decreased 37.0% to $1,406,000 compared to $2,232,000 for the nine months ended September 30, 2020. The decreases for both periods were primarily due to reductions in staffing incurred in 2020 and other decreased staff related expenses.

Selling expenses as a percentage of total net sales decreased to 12.2% for the three months ended September 30, 2021 compared to 13.2% for the three months ended September 30, 2020. Selling expenses as a percentage of net sales decreased to 9.4% for the nine months ended September 30, 2021 compared to 17.9% for the nine months ended September 30, 2020. The decreases for both periods were primarily due to decreased expense described above, in addition to increased sales for the nine months ended September 30, 2021.

Marketing. Marketing expenses for the three months ended September 30, 2021 increased 38.5% to $266,000 compared to $192,000 for the three months ended September 30, 2020. The increase was due to an increase in non-POPS solutions promotional activities. Marketing expense for the nine months ended September 30, 2021 decreased 4.9% to $761,000 compared to $800,000 for the nine months ended September 30, 2020. The decreases was primarily the result of decreased consulting expenses, partially offset by the increased promotional activities described above.

Marketing expenses as a percentage of total net sales increased to 7.6% for the three months ended September 30, 2021 compared to 4.3% for the three months ended September 30, 2020. The increase was due to the factors described above. Marketing expenses as a percentage of net sales decreased to 5.1% for the nine months ended September 30, 2021 compared to 6.4% for the nine months ended September 30, 2020. The decrease was due to increased sales, in addition to the factors described above.

General and administrative. General and administrative expenses for the three months ended September 30, 2021 decreased 7.3% to $779,000 compared to $840,000 for the three months ended September 30, 2020. The decrease was due to decreased staffing. General and administrative expenses for the nine months ended September 30, 2021 increased 42.9% to $4,052,000 compared to $2,836,000 for the nine months ended September 30, 2020. The increase was primarily due to expenses incurred as a result of the litigation with News America, partially offset by a reduction in staff related expenses.

General and administrative expenses as a percentage of total net sales increased to 22.3% for the three months ended September 30, 2021 compared to 19.0% for the three months ended September 30, 2020. The increase was primarily due to decreased sales, partially offset by decreased staffing. General and administrative expenses as a percentage of net sales increased to 27.0% for the nine months ended September 30, 2021 compared to 22.8% for the nine months ended September 30, 2020. The increase was due to expenses incurred as a result of the litigation with News America, partially offset by increased sales.

Gain on sale. Gain on sale for the three and nine months ended September 30, 2020 was $195,000 as a result of the sale of our custom print business.

Other Income (Expense). Other income for the three months ended September 30, 2021 was $13,000 compared to other expense of $15,000 for the three months ended September 30, 2020. Other income for the nine months ended September 30, 2021 was $1,017,000 compared to other expense of $8,000 for the nine months ended September 30, 2020. The increase for the nine months ended September 30, 2021 was due to the gain on forgiveness of debt and accrued interest of $1,062,000 from the SBA forgiving the Company of its Note entered into pursuant to the PPP of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, partially offset of interest expense related to sales tax accrued.

Income Taxes. For the three and nine months ended September 30, 2021, the Company recorded income tax expense of $9,000 and $32,000, or 1.0% and 1.3% of loss before taxes, respectively. For the three and nine months ended September 30, 2020, the Company recorded income tax expense and an income tax benefit, respectively, of $8,000 and $203,000, or 0.9% and (5.3%) of loss before taxes, respectively. The income tax expense or benefit for the three and nine months ended September 30, 2021 and 2020 is comprised of federal and state taxes. The primary differences between the Company’s September 30, 2021 and 2020 effective tax rates and the statutory federal rate are expenses related to stock-based compensation, nondeductible meals and entertainment and an increase in the Company’s valuation allowance against its deferred tax assets and for September 30, 2021, non-deductible penalties and loan forgiveness from the PPP loan.

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

As of September 30, 2021, and December 31, 2020, the Company had unrecognized tax benefits totaling $703,000 and $677,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $703,000. The Company believes that it is reasonably possible that a decrease of up to $650,000 in unrecognized tax benefits related to state exposures may be necessary within the coming year, which would reduce accrued income taxes and increase income tax benefit.

As a result of the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of its deferred tax assets have become unfavorable. Management has considered positive and negative evidence for the potential utilization of the deferred tax assets and has concluded that it is more likely than not that Company will not realize the full amount of its net deferred tax assets. At September 30, 2021 and December 31, 2020, the Company had a valuation allowance of approximately $2,811,000 and $1,946,000, respectively, against its entire net deferred tax asset because the Company does not believe it is more likely than not that it will realize its net deferred tax asset.

In March 2020, Congress passed the CARES Act. The CARES Act, among other provisions, allows for companies to carry back federal NOLs generated in 2018, 2019 and 2020 for up to five years for refunds of federal taxes paid. This provision created an opportunity for the Company to utilize NOLs not previously expected to be utilized. Thus, in 2020 the Company reversed approximately $215,000 of its valuation allowance against the NOLs in its deferred tax assets which the Company carried back to claim a refund of federal taxes paid. As the Company expects to receive the tax refund from the ability to carry back the NOLs within the next 12 months, this discrete benefit was recorded within income taxes receivable on the balance sheet. In addition, to the $215,000 recognized, $17,000 was included as a discrete tax benefit for 2020 and included in income taxes receivable related to the NOL carry back due to differences in the federal tax rate utilized for the deferred tax asset compared to the rates in effect for the years in which the NOL is being carried back.

Net Loss. For the reasons stated above, net loss for the three and nine months ended September 30, 2021 was $921,000 and $2,552,000, respectively, compared to net loss of $886,000 and $3,654,000, respectively, for the three and nine months ending September 30, 2020.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At September 30, 2021, working capital was $4,799,000 (defined as current assets less current liabilities) compared to $7,668,000 at December 31, 2020. During the nine months ended September 30, 2021, cash and cash equivalents and restricted cash decreased $3,394,000 from $7,128,000 at December 31, 2020, to $3,734,000 at September 30, 2021.

Operating Activities. Net cash used in operating activities during the nine months ended September 30, 2021, was $3,323,000. Net loss of $2,552,000, less non-cash adjustments of $789,000, plus changes in operating assets and liabilities of $20,000 resulted in the $3,323,000 of cash used by operating activities. The largest components of the change in operating assets and liabilities were accounts receivable which decreased $1,620,000 from December 31, 2020 and accounts payable, which decreased $1,655,000 from December 31, 2020, this decrease was a result of lower sales in the third quarter of 2021 which resulted in lower accounts receivable and which led to reduced amounts owed to POPS retailers and for execution costs on non-POPS solutions. The non-cash adjustments consisted of depreciation and amortization expense, gain on sale of property and equipment, changes in allowance for doubtful accounts, gain on forgiveness of PPP loan and accrued interest and stock-based compensation expense. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2021 was $65,000. This was related to the purchase of property and equipment, partially offset by proceeds from the sale of property and equipment.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2021 was $6,000, which relates the repurchase of common stock upon the vesting of restricted stock awards, partially offset by proceeds received from issuance of common stock under the employee stock purchase plan. Net cash provided by financing activities during the nine months ended September 30, 2020 was $1,059,000, which primarily related to proceeds received from our PPP loan.

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

Our significant accounting policies are described in Note 1 to the annual financial statements as of and for the year ended December 31, 2020, included in our Form 10-K/A filed with the Securities and Exchange Commission on August 23, 2021. We believe our most critical accounting policies and estimates include the following:

●	revenue recognition;

●	allowance for doubtful accounts;

●	sales taxes;

●	income taxes; and

●	stock-based compensation.

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

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (i) the impacts of the COVID-19 pandemic including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for our products and services; (ii) local, regional, national, and international economic conditions that are impacted as a result of the COVID-19 pandemic including the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and our assessment of that impact; (iii) management’s ability to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (iv) the Company’s success in developing and implementing new product offerings in a successful manner; (v) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with CPG retailers and manufacturers; (vi) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions and the effect of current sales trends on fiscal year 2021 results; (vii) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a CPG manufacturer; (viii) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally; (ix) our ability to successfully manage our IT operating infrastructure outsourcing arrangement; (x) our ability to attract and retain highly qualified managerial, operational and sales personnel; and (xi) the final outcome of our litigation with News America. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, and this Quarterly Report on Form 10-Q, and any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, management identified a material weakness in our internal control over financial reporting which was also disclosed in our Annual Report on the Form 10-K/A. As a result of this material weakness, management concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, no changes in the Company’s internal control over financial reporting occurred during the third quarter of 2021 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Following the close of discovery, on August 27, 2021, News America moved for summary judgment on Insignia’s claims. On September 17, 2021, Insignia filed its response opposing summary judgment. On October 1, 2021, News America filed its reply brief. The court is scheduled to hear argument on the motion on January 26, 2022. At this stage of the proceedings, the Company is unable to determine the likelihood of an unfavorable outcome or estimate any potential resulting liability.

The amount of legal expense that will be incurred in connection with the foregoing legal proceedings may be significant through the remainder of 2021 and beyond.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum Number (or approximate dollar value of shares that may yet be purchased under the plans or programs
July 1–31	–		–	–	–
August 1–31	1,063	*	$8.08	–	–
September 1–31	–		–	–	–
Total	1,063		$8.08	–	–

*	All reported shares were forfeited to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation, as amended January 4, 2021 (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed January 6, 2021)	Incorporated by Reference

3.2	Composite Bylaws, as amended through December 5, 2015 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2015)	Incorporated by Reference

10.1	Employment Agreement with Zackery A. Weber dated September 10, 2021 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed September 16, 2021)	Incorporated by Reference

10.2	Form of Retention Agreement (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed September 16, 2021)	Incorporated by Reference

10.3

Cooperation Agreement, dated as of October 11, 2021, with Nicholas J. Swenson, Air T, Inc., Groveland Capital LLC, AO Partners I, L.P., AO Partners LLC, and Glenhurst Co. (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 13, 2021)

Incorporated by Reference

31.1	Certification of Principal Executive and Financial Officer	Filed Electronically

31.2	Certification of Principal Accounting Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline XBRL (extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Financial Statements.

Filed Electronically

104	Cover Page Interactive Data Filed (the cover page XBRL tags are embedded in the inline XBRL document)	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.
(Registrant)

Dated: November 5, 2021	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant and as interim principal financial officer)

Dated: November 5, 2021	/s/ Zackery A. Weber
Zackery A. Weber
Senior Director of Financial Planning and Analysis
(interim principal accounting officer)

