Form 10-K
period 2021-12-31
INSIGNIA SYSTEMS INC/MN
filed 2022-03-09
CIK 875355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021	Commission File Number 001-13471

INSIGNIA SYSTEMS INC/MN
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

212 Third Avenue N, Suite 356, Minneapolis, MN 55401
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was approximately $5,460,000 based upon the price of the registrant’s Common Stock on such date.

Number of shares outstanding of Common Stock, $.01 par value, as of March 8, 2022 was 1,786,296.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I.

Item 1. Business

General

Insignia Systems, Inc. (“Insignia,” “we,” “us,” “our” and the “Company”) was incorporated in Minnesota in 1990. We are a leading provider of in-store advertising solutions to brands, retailers, shopper marketing agencies and brokerages (“clients”). We believe our products and services are attractive to our clients because of our ability to navigate the complex retail landscape, to customize our solutions down to store level, to execute with excellence and the results our solutions deliver. Our leadership and employees have extensive industry knowledge, including direct experience through former positions at consumer-packaged goods (“CPG”) manufacturers and retailers. We provide marketing solutions to brands spanning from some of the largest multinationals to new and emerging brands.

For retailers and brands working in an environment that is tighter, more competitive, and more complex every day, Insignia positions itself as the shopper marketing ally that combines best-in-class execution with imagination, responsiveness, and hunger to help move business forward. We take the relationships we have with our clients and vendor partnerships very seriously by having our team stretch the extra mile to ensure flawless execution. We sincerely approach our projects with the same passion as our clients do. These relationships are built with our brand-led, retailer centric mindset, our ability to be nimble and flexible to the ever-changing industry landscape and our delivery of superior customer service that our clients deserve. Our in-store solutions are executed in retailers spanning from some of the largest national retailers to regional US wholesalers and independents who are leaders in their respective channels and geographies.

Up until 2020, our primary solution had been in-store signage, specifically Point-Of-Purchase Services (POPS®). The Insignia POPS solution is a national, account-specific, shelf-edge advertising and promotion tactic. Primarily as a result of competitive pressures and most recently due to COVID-19, our in-store signage business has declined and become less of a focus in our growth. Beginning in 2018 we began developing and offering an expanded portfolio of solutions including on-pack, merchandising and digital solutions in addition to our core business. Our expanded portfolio allows us to meet the needs of brands, retailers and their agents as their business strategies evolve behind an ever-changing retail landscape. Over the course of 2021 based on client feedback, business results and expanded team capabilities our primary focus is now on in-store solutions, resulting in our decision to exit digital solutions in addition to right-sizing our in-store signage portfolio. With our diversification of business, we recognized over 75% of our revenue from these recently developed solutions in 2021.

In the last half of 2020 we outsourced most of our printing and IT operations. In 2021 we relocated our headquarters and operations, both to smaller, more efficient leased spaces. These changes have allowed us to not only significantly reduce lease expense but also adapt to a hybrid work environment due to COVID-19 and move closer in proximity to multiple clients and vendor partners. The new office spaces also enhance our ability to recruit top talent based on the overall proximity and appeal of our locations.

Our internet address is www.insigniasystems.com. The Company makes all the reports it files with the Securities and Exchange Commission (SEC) available free of charge on its website. The Company’s website is not incorporated by reference into this Annual Report on Form 10-K. Copies of reports can also be obtained free of charge by requesting them from Insignia Systems, Inc. Our mailing address is 7308 Aspen Lane North, Suite 153, Minneapolis, Minnesota 55428; telephone 763-392-6200.

Industry and Market Background

Our industry continues to rapidly evolve in several ways:

1.	Shopper Behavior: Even prior to the start of the pandemic, shopper behavior was evolving. The rise of surrogate shopper services, drive-up pick-up services or pick-up in store have put the shopper in the driver seat to shop when, where and how they want. Retailers are competing on convenience more than ever and brands are increasingly fighting to stand out from their competition.

2.	Brand Fragmentation: Consumer loyalty is shifting from established to emerging brands, who often are launching in retail for the first time and are looking for solutions to help them be discovered.

3.	Financial Justification: Brands remain diligently focused on top and bottom-line financial metrics, which drives increased pressure to deliver not only breakthrough design and creativity but also at a competitive price that delivers the return on their investment.

4.

Supply Chain Disruptions and Commodity Price Increases: Primarily because of COVID-19 our clients and vendor partners have experienced longer than normal lead-times on shipping and fulfillment as well as overall cost increases on raw materials for inputs. We expect these trends to continue in 2022.

Despite continued rapid growth in e-commerce, both retailers and brands are actively seeking to grow their brands in physical stores. We continue to execute programs for brands who started as direct-to-consumer (DTC) brands and are launching in physical stores, as well as brands launching for the first time. On the retail side, many of the top US retailers have recently renovated their stores to deliver a multi-service approach, whether their shoppers are coming in-store to shop traditionally, picking up in-store or waiting in the parking lot for their order. Driving traffic to stores and giving shoppers a reason to come into their stores and shop are extremely important. Retailers are seeking companies with our capabilities and experience to help build in-store solutions that inspire, educate and ultimately convert active shoppers while they are shopping. Retailers are continuing to seek ways to connect their online strategies with their in-store strategies to build shopper loyalty and to develop solutions to enhance the shopper’s in-store experience. Brands are increasingly looking for opportunities to reinforce their brand equity as close as possible to the point of purchase or to expand the number of locations where they are offered in store to ensure they are selected over competition. We believe emerging brands are looking for ways to get discovered and tell shoppers their story. These trends along with new developments in shopper analytics are opening opportunities for innovative companies to develop new products and new ways of helping retailers and brands connect with shoppers.

Product Solutions

Since the Company’s inception in 1990, we have worked closely with our clients to understand their evolving needs and introduce solutions that help them achieve their business strategies. Historically, our core product has been in-store signage solutions, namely the Insignia Point-of Purchase Services (POPS®). Over the past several years, our net sales from sign solutions have declined primarily due to competitive pressures while our non-POPS solutions have significantly expanded as we have developed our portfolio to meet the needs of our clients and execution partners more holistically. For example, our in-store signage solutions represented approximately 25% of our total net sales for 2021, compared to 44% of our total net sales in 2020.

1.	Our Merchandising Solutions are designed to help brands get discovered, build awareness and drive impulse purchases via a secondary or often permanent placement of their products. Our merchandising solutions include a variety of fully customized temporary, semi-permanent and permanent displays, that brands leverage to grow their sales.

2.	Our On-Pack Solutions appear on the individual product package and are designed to drive awareness, impulse purchases, and capture market share within a very short period. On-pack solutions include BoxTalkTM, coupons, recipes, and cross-promotions.

3.	Our In-Store Signage Solutions, which include POPS signs, help brands achieve a variety of objectives that include awareness and sales lift. The in-store signage solutions are placed perpendicular to the shelf and are designed to attract the attention of the shopper even before they arrive in front of the shelf to consider the purchase of a product.

Marketing and Sales

Our highly skilled direct sales and marketing teams are a major asset for the organization with their deep knowledge of brands and retailers.

Our sales team is focused on:

·	Building and sustaining client relationships;

·	Increasing overall sales pipeline and revenue; and

·	Continued retail and brand expertise.

Our marketing team is focused on the following:

·	Increasing awareness of our corporate brand;

·	Analyzing the effectiveness of executed offerings; and

·	Developing and commercializing new and existing solutions.

Our in-store signage solutions are available for sale into a network of retailers that is managed and maintained through direct relationships or can be sold to certain retailers in the Mass Merchant and Grocery Channel.

During each of the last two most recently completed fiscal years, foreign sales accounted for less than 1% of total net sales each year. We expect sales to foreign distributors will remain less than 1% of total net sales in 2022.

Competition

As we have diversified our portfolio, our competition has as well. Historically on our in-store signage business, we had one main competitor, News America (which has been sold to Neptune Retail Solutions). We observed increased competition in growing and maintaining our network of retailers into which we are authorized to sell solutions as a result of our competitor continuing to purchase new exclusive arrangements or extend existing exclusive arrangements with retailers for that purpose. We are currently party to legal proceedings involving News Corporation, News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. (collectively, “News America”). In short, the Company alleges that News America has monopolized the national market for third-party in-store advertising and promotion products and services through various wrongful acts designed to harm the Company, its last significant competitor. The lawsuit is described further in Item 3 of Part I of this report. With our expanded merchandising and on-pack solutions, the competitive landscape is much more diverse and broad and our results vary based on what the client’s priority is whether that is price, design or execution.

We believe our primary competitive strengths include:

·	Best-in-class execution across our portfolio of product solutions;

·	Broad client-base of brands inclusive of large Fortune 500 companies, and emerging start-ups;

·	Managing and providing turn-key access to a national network of retailers;

·	Imagination, responsiveness, and hunger to help move our clients’ business forward; and

·	Our extensive broad retail and brand expertise.

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

Service and Solution Development

New services, solutions and enhancements to existing offerings are developed either internally or externally and may include proprietary data management, operations systems, and design guidance. Over the past several years, we have significantly expanded our offered solutions and have developed a portfolio designed to meet the needs of our clients and execution partners more holistically.

Business Plan

Our strategic plan, seeks to differentiate Insignia from our competition, situate Insignia for growth within our industry and better protect Insignia from competitive response through our overall portfolio diversification. The strategic plan consists of:

1.	Accelerate Display. Double down on our display capabilities and offerings. Strategically expand overall market outreach aligned with our capabilities and knowledge. Enhance internal capabilities for added client benefit.

2.	Grow On-Pack. Increase overall product offerings via innovation. Broaden overall market reach with strategic partners and clients.

3.	Streamline Signage. Optimize sales with targeted outreach and strategic clients. Continue to streamline overall day-to-day operations with outsourced manufacturing partners and execution process. Collaborate with retail partners with an optimized investment approach.

4.	Invest in our Future. Continue to recruit and retain top talent. Thoughtfully invest in strategic resources that result in employee development, customer satisfaction and increased revenues.

Our strategic plan acknowledges the challenges and opportunities we face within our industry and given the rapid change in retail in the current environment, we continue to be faced with risk of short-to-intermediate term volatility in our operating and financial performance.

Customers

We are a leading provider of in-store advertising solutions to our clients. These solutions help our clients connect, engage, and build better relationships with their consumers to increase awareness, trial, sales and loyalty. Many of these brands are fast moving with products that would be found in grocery, mass and drug channels.

During 2021, two CPG manufacturers accounted for 15% and 12% of our total net sales, respectively. During 2020, one CPG manufacturer accounted for 14% of our total net sales. At December 31, 2021, two CPG manufacturers represented 25% and 19% of the Company’s total accounts receivable, respectively. At December 31, 2020, two CPG manufacturers represented 17% and 10% of the Company’s total accounts receivable, respectively.

Our sales historically have fluctuated from period to period, primarily because of:

·	Brand determinations to purchase solutions from us versus competitor solutions;
·	Promotional timing and new product launches by brands;
·	Brand budget fluctuations and amounts allocated to in-store or digital tactics versus other tactics;
·	Quantity and quality of retailer locations into which we are authorized to execute our in-store solutions;
·	Changes in the salability and breadth of our retailer network; and
·	Category seasonality of in-store executions.

Environmental Matters

We believe our operations follow all applicable environmental regulations within the jurisdictions in which we operate. The costs and effects of compliance with these regulations have not been and are not expected to become material.

Human Capital Resources and Management

We had 32 employees, of which 31 were full-time employees, as of March 8, 2022. We believe relationships are our focus and our future, and that begins with our own team. We believe in creating an environment where our employees have opportunities to grow and develop professionally. We also strive to create a work environment that employees are proud to be a part of.

·	Employee Engagement. We believe in regular engagement with our full team, whether that is starting off our week together in our Monday Huddle meetings, celebrating nominated employees for quarterly recognition or enjoying events our Employee Engagement committee plans. We also take employees’ feedback and concerns to heart and leverage this to help enhance our employee experience. Ultimately, this promotes retention and the overall success of our organization.

·	Talent Development. We have all our employees participate in annual development plans where we focus on both employee strengths and opportunities. In 2021, 15% of our employees advanced their careers with earned promotions based on their development and performance. Based on our employees’ needs, we can provide them a wide range of both formal and informal development opportunities. As an example, in 2021, we invested in new software for our design and creative team to further enhance our capabilities and output to our clients.

·	Focus on Safety. The safety of our employees is a priority. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, that included giving many of our employees the flexibility to work from home.

·

Diversity, Equity and Inclusion. We recognize that our best performance comes when we have a team built off of diversity, equity and inclusion. In 2021, we reemphasized our focus when we were recognized by Minnesota Census of Women in Corporate Leadership for diversity in both our boardroom and executive leadership teams. In addition, we selected Strive Publishing, a local publisher whose mission is to inspire community collaboration in publishing stories to heal, teach, learn, and earn while building an ecosystem that embodies a rich Black culture and heritage for a donation around Juneteenth.

·

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

COMPETITIVE AND REPUTATIONAL RISKS

We Face Significant Competition

We compete against other providers of advertising, marketing and merchandising products and services, and providers of point-of-purchase and other in-store solutions, as well as other marketing products and services. Competition is based on, among other things, rates, availability of markets, quality of products and services provided and their effectiveness, store coverage and other factors.

We face significant competition from News America (which has been sold to Neptune Retail Solutions), the primary provider of at-shelf advertising and promotional signage for a significant majority of retailers. We continue to compete for advertising dollars with News America’s at-shelf advertising and promotional signage offerings. News America has significantly greater market presence and financial resources that can be used to market their products and purchase exclusive access to retailers and CPG manufacturers. Because our competition has continued to develop and extend their exclusive relationships with both our current as well as prospective retailers our revenues and related operations have been adversely affected.

We Have Been, and Are, Party to Significant Litigation

We were involved in significant litigation with News America between 2003 and 2011. In 2011, we entered into a Settlement Agreement with News America to resolve the antitrust and false advertising lawsuit that had been outstanding for several years.

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

In August 2019, News America filed an answer and counterclaim. In October 2019, News America moved for a judgment on the pleadings. Management believes that the counterclaim is without merit, and the Company filed a response brief on November 11, 2019. The Company also moved to dismiss the counterclaim. The court heard oral arguments from both parties on January 14, 2020, and subsequently denied both motions. On July 10, 2020 the parties cross-moved for summary judgment on the counterclaim. On December 7, 2020, the Court granted News America’s motion for summary judgment on the counterclaim in part, requiring Insignia to strike certain allegations from its complaint and finding News America’s request for attorneys’ fees and costs premature.

Following the close of discovery, on August 27, 2021, News America moved for summary judgment on Insignia’s claims. On September 17, 2021, Insignia filed its response opposing summary judgment. On October 1, 2021, News America filed its reply brief. The court cancelled a hearing on the motion originally scheduled for January 26, 2022, and referred the case to mediation. News America’s summary judgment motion remains pending. At this stage of the proceedings, the Company is unable to determine the likelihood of an unfavorable outcome or estimate any potential resulting liability.

STRATEGIC RISKS

Our Growth Is Dependent on Our Ability to Successfully Develop and Design Solution Offerings that Meet Client Demands

Our ability to retain, increase and engage our customers and to increase our revenues will depend partially on our ability to create successful solutions and the ability to secure and maintain access to retailer locations that are appealing to CPG manufacturers. We may modify our existing products or develop and introduce new products, including acquired products. If new or enhanced products fail to engage consumers, we may fail to attract or retain customers or to generate sufficient revenues, margins, or other value to justify our investments. As a result, our business may be adversely affected. In the future, we may invest in new products and initiatives to generate revenue, but there is no guarantee these approaches will be successful or have the necessary scale to be profitable.

We Face a Number of Risks Associated With Potential Strategic Alternatives

As announced in December 2021, we have commenced a formal process to explore strategic options to maximize shareholder value. We intend to use reasonable efforts to identify and evaluate potential transactions. Such activities are accompanied by risks commonly encountered in pursuing and completing such transactions, including, but not limited to, increased expenses associated with the process. Failure to manage the process to a desirable outcome could harm our business, our strategy and our operating results in a material way.

We are in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating one or more strategic alternatives. We are and will continue to be one of many participants in the pool of companies exploring strategic alternatives. A large number of established and well-financed entities, including special purpose acquisition companies, other public companies and venture capital firms, are active in mergers and acquisitions of companies that may be competing for similar opportunities or desirable target candidates as us. Nearly all these entities have significantly greater financial resources, technical expertise, and managerial capabilities than we do; consequently, we are at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating one or more strategic alternatives.

While we are committed to exploring strategic options to maximize shareholder value, our management remains dedicated to operating our existing business and operations. This and other limitations on time and resources may adversely impact our ability to identify and consummate a successful strategic alternative. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will consummate any transaction. We cannot guarantee that we will be able to negotiate a business combination or other transaction on favorable terms.

RISKS RELATED TO ECONOMY AND MARKET CONDITIONS

CPG Manufacturers and Retailers May Be Disproportionately Impacted by Changes in Economic Conditions

Our revenues are affected by CPG manufacturers’ and retailers’ marketing and advertising spending. Additionally, our revenues and results of operations may be subject to fluctuations based upon general economic conditions inclusive of the dynamic global trade environment. Another economic downturn, whether because of the COVID-19 pandemic or otherwise, may reduce demand or depress pricing for our products and services and have an adverse effect on our results of operations. In addition, if we are unable to successfully anticipate changing economic conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Current and Future Pandemics Are Likely to Impact Our Business

The COVID-19 pandemic has significantly and adversely impacted our operations and the operations of our CPG customers and retailers as a result of quarantines, illnesses, and travel and logistics restrictions and it is likely to continue to adversely affect our business indefinitely. Our future bookings may be negatively impacted during the COVID-19 pandemic. Factors deriving from the COVID-19 response that have impacted or we believe are likely to negatively impact sales and operating results in the future include, but are not limited to: reduced or delayed levels of CPG spending; reduced levels of staffing with our execution partners; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; and limitations on the ability of our customers to pay us on a timely basis.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts on our business as a result of any economic recession or depression that has occurred or may occur in the future. We are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources. As a result, the financial impact to our operating results cannot be reasonably estimated; however, it could be material and last for an extended period of time.

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

We Have Identified Material Weaknesses in Our Internal Control Over Financial Reporting During the Past Three Years. If We Fail to Establish and Maintain Effective Internal Control over Financial Reporting, We May Not Be Able to Accurately or Timely Report Our Financial Condition or Results of Operations, Which May Adversely Affect Our Business and the Market Price of Our Common Stock.

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

The Company had a material weakness at December 31, 2020 related to sales tax accounting that was remediated as of December 31, 2021 and had a material weakness at December 31, 2019 related to impairment testing that we performed in accordance with ASC 360, Property, Plant, and Equipment that was remediated as of December 31, 2020.

In connection with the material weakness identified related to sales tax accounting, we restated our financial statements for the years ended December 31, 2020 and 2019 as described in the Explanatory Paragraph and in Note 2 to our annual financial statements for the year ended December 31, 2020. The existence of one or more material weaknesses precludes a conclusion by management that a company’s internal control over financial reporting is effective.

In response to these identified material weaknesses, our management, with the oversight of the Audit Committee of our Board of Directors, has dedicated significant resources, including the involvement of outside advisors, in efforts to improve our internal control over financial reporting. If we fail to maintain effective control over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses. If we are unable to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, and our ability to access the capital markets could be limited.

We May Not Be Able to Generate Enough Cash or Secure Enough Capital to Execute Our Future Business Plans

The Company has experienced net losses and used significant cash in operations in each of the last three years and there is uncertainty regarding our ability to achieve and maintain profitability. Although the Company is continuing to explore strategic alternatives to maximize shareholder value and management has taken actions to reduce cash use, we cannot be sure these actions will sufficiently reduce or eliminate future losses. While we believe the Company has adequate cash to meet its liquidity needs for at least the next 12 months, if cash flows from operations together with cash and cash equivalents are not sufficient to fund our operations and any necessary capital expenditures in the longer term, and we are unable to secure alternative sources of financing on terms acceptable to us, then our results of operations, financial condition and liquidity would be materially adversely affected.

We may pursue debt, equity or other forms of financing to supplement our current capital resources. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results, the status of the strategic alternatives exploration process and our pending litigation, and general economic and capital market conditions. We may not be able to maintain adequate capital or raise additional capital on reasonable terms or at all, if needed.

Our Outsourcing Arrangements May Not Yield the Desired Efficiencies Within Our Planned Timeline, If At All

We have arrangements with third parties for them to operate certain software applications and significant portions of our information technology infrastructure, as well as most of our production operations that are necessary to conduct our business. We take steps to monitor and regulate the performance of these third parties, but we may not be successful in managing these relationships to achieve the desired outcomes.

These outsourcing arrangements make us reliant on third parties to conduct our operations and to satisfy commitments to customers. We are vulnerable to third party failures to satisfy their obligations to us, including as a result of their nonperformance, performance at standards that are not acceptable to us or our customers, changes in their methods of operation or financial condition, and other matters outside of our control. Further, we may not fully realize on a timely basis the anticipated economic and other benefits of the outsourcing projects or other relationships we entered into with these third parties, which could result in substantial costs or other operational or financial problems for the Company.

RISKS RELATED TO OUR COMMON STOCK

Our Results of Operations Have Been and May Be Subject to Significant Fluctuations

Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a wide variety of factors including:

·	the addition or loss of customers or changes in timing and amount of our customers’ spending with us;
·	the timing of seasonal events for customers;
·	costs of evaluating and developing new products, and customers accepting new products;
·	the timing of additional selling, marketing and general and administrative expenses;
·	competitive conditions in our industry; and
·	the addition or loss of contracts with retailers.

Due to these factors, our quarterly and annual net sales, expenses and results of operations could vary significantly in the future and this could adversely affect the market price of our common stock.

Investment in Our Stock Could Result in Fluctuating Returns

During 2021, the sale prices of our common stock as reported by The Nasdaq Stock Market ranged from a low of $4.76 to a high of $35.50. We believe factors such as the fluctuations in our quarterly and annual operating results described above, the market’s acceptance of our services and products, the performance of our business relative to market expectations, as well as limited daily trading volume of our stock and general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies.

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

Item 2. Properties

The Company has a lease for its corporate headquarters in downtown Minneapolis, Minnesota which expires July 31, 2024, and a lease for warehouse space in a suburb of Minneapolis which expires March 31, 2023. The headquarters lease is for 2,850 square feet and the warehouse lease is for 2,560 square feet.

Item 3. Legal Proceedings

See Item 8, Footnote 5. Risk Factors of this report for a detailed description of the Company’s lawsuit with News America.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol ISIG.

As of March 8, 2022, our common stock was held by approximately 109 holders of record.

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

Item 6. [Reserved]

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

Overview

We are a leading provider of in-store advertising solutions to brands, retailers, shopper marketing agencies and brokerages (“clients”). We believe our products and services are attractive to our clients because of our ability to navigate the complex retail landscape, customize our solutions down to store level, execute with excellence and the results our solutions deliver. Our leadership and employees have extensive industry knowledge, including direct experience through former positions at CPG manufacturers and retailers. We provide marketing solutions to brands spanning from some of the largest multinationals to new and emerging brands. New product investments by large and emerging CPG manufacturers give us optimism that our product portfolio is relevant to our clients.

Over the past several years, we have significantly expanded our offered solutions and have developed a portfolio designed to more holistically meet the needs of our clients and execution partners which has diversified our portfolio. Our focus on portfolio diversification resulted in our 2021 non-POPS solutions revenue growing 61% versus 2020, and also resulted in our POPS signage solutions declining to approximately 24% of our total net sales for 2021, compared to 44% of our total net sales in 2020. We remain committed to further refining and enhancing our solutions and broadening our retailer relationships.

We continue to optimize costs on our core signage business.  The Company implemented a plan to restructure its operations in December 2021, including workforce reductions and other cost-saving initiatives. These changes are expected to result in approximately $500,000 of savings in 2022.  We have also worked with our retail partners to optimize our overall fixed expenses on our POPS business. These changes will contribute significant savings to our 2022 plan.

We are also continuing to explore strategic options to maximize shareholder value. Potential strategic alternatives that may be evaluated include, but are not limited to, an acquisition, merger, business combination, in-licensing, or other strategic transaction. There can be no assurance that this process will result in any transaction.

Impacts and Potential Future Impacts of COVID-19 on Our Business

The COVID-19 pandemic has significantly and adversely impacted our operations and the operations of our CPG customers and retailers because of quarantines, illnesses, and travel and logistics restrictions. It is likely to continue to adversely affect our business indefinitely. While we have continued to operate and maintain our continuity with our clients by working remotely, the retail landscape in which CPG manufacturers and retailers operate has changed substantially, as has our ability to execute programs due to both limited access to our retailers and reduced levels of staffing with our execution partners. The financial impact of COVID-19 for 2020 was significant. A significant number of programs originally slated for execution in the second quarter were cancelled. While the impact of COVID-19 moderated to some extent in 2021, we believe it negatively impacted our business in the current year. Our future bookings may be negatively impacted until the COVID-19 pandemic subsides. Factors deriving from the COVID-19 response that have impacted or we believe are likely to negatively impact sales and operating results in the future include, but are not limited to: reduced or delayed levels of CPG spending; reduced levels of staffing with our execution partners; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; and limitations on the ability of our customers to pay us on a timely basis. Even if the COVID-19 pandemic moderates further, we may continue to experience adverse impacts on our business because of any economic recession or depression that has occurred or may occur. Therefore, we cannot reasonably estimate the full extent of the impact on our results of operation and financial condition, but it could be material and last for an extended period of time. We continue to monitor our liquidity, including frequent cost and spending assessments and reductions across our organization.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

For the Years Ended December 31	2021	2020
Net sales	100.0%	100.0%
Cost of sales	83.5	83.7
Gross profit	16.5	16.3
Operating expenses:
Selling	9.9	16.5
Marketing	5.3	5.8
General and administrative	25.9	22.8
Gain on sale	—	(1.1)
Total operating expenses	41.1	44.0
Operating loss	(24.6)	(27.7)
Other income	6.7	0.2
Loss before taxes	(17.9)	(27.5)
Income tax expense (benefit)	0.2	(1.1)
Net loss	(18.1)%	(26.4)%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Sales. Net sales for the year ended December 31, 2021 increased 11.6% to $19,503,000, compared to $17,482,000 for the year ended December 31, 2020.

Service revenues. Service revenues for the year ended December 31, 2021 increased 15.4% to $19,503,000, compared to $16,904,000 for the year ended December 31, 2020. The increase was due to a 60.9% increase in non-POPS revenue, partially offset by a decrease in POPS solutions revenue of 38.6% for the year ended December 31, 2021. For the year ended December 31, 2021, non-POPS revenue increased due to both sales to new CPGs and an increase in sales to existing CPGs. Competitive pressures have resulted in decreased POPS solutions revenue for the year ended December 31, 2021 versus the year ended December 31, 2020. We expect POPS revenue will continue to decline in 2022 as we have reduced the number of stores in our network due to competitive pressures. While the negative impact from COVID-19 has lessened compared to 2020, future impacts are unknown as CPG manufacturers and retailers react to changes in shoppers’ behavior.

Product revenues. Product revenues were from the custom print business which was sold in August 2020.

Gross Profit. Gross profit for the year ended December 31, 2021 increased 13.1% to $3,230,000, compared to $2,856,000 for the year ended December 31, 2020. Gross profit as a percentage of total net sales increased to 16.5% for the year ended December 31, 2021, compared to 16.3% for the year ended December 31, 2020.

Service revenues. Gross profit from service revenues for the year ended December 31, 2021 increased 14.9% to $3,230,000, compared to $2,811,000 for the year ended December 31, 2020. The increase in gross profit was primarily due to the POPS solutions margin, in addition to a 60.9% increase in non-POPS solutions revenue for the year ended December 31, 2021. The increase in POPS solutions margin was from the Company reducing guaranteed payment obligations by renegotiating several fixed or store-based retail payment contracts to sign placement-based payment contracts during 2020.

Gross profit as a percentage of service revenues decreased to 16.5% for the year ended December 31, 2021, compared to 16.6% for the year ended December 31, 2020. The decrease was primarily due to decreased revenue from non-POPS signage solutions which tend to have higher margin rates, partially offset by increased margin rates from POPS signage due to negotiating reduced retail payment contracts, as discussed above.

Product revenues. Gross profit from product sales was from the custom print business which was sold in August 2020.

Impairment Loss – Services. There was no impairment loss impacting gross profit during the year ended December 31, 2021. Gross profit for the year ended December 31, 2020 was negatively impacted as a result of an impairment loss resulting from the impairment charge of $159,000 on the value of the Company’s selling agreement with News America, a long-lived asset. The impairment charge is described further in Item 8, Footnote 1.

Operating Expenses

Selling. Selling expenses for the year ended December 31, 2021 decreased 32.9% to $1,931,000, compared to $2,877,000 for the year ended December 31, 2020, primarily due to reductions in staffing in 2020 and other decreased staff related expenses. Selling expenses as a percentage of total net sales decreased to 9.9% in 2021, compared to 16.5% in 2020, primarily due to decreased expense described above, in addition to increased sales for the year ended December 31, 2021.

Marketing. Marketing expenses for the year ended December 31, 2021 increased 1.7% to $1,032,000, compared to $1,015,000 for the year ended December 31, 2020. The increase was due to an increase in non-POPS solutions promotional activities, partially offset by decreased consulting expenses. Marketing expenses as a percentage of total net sales decreased to 5.3% in 2021, compared to 5.8% in 2020, primarily due to relatively flat expense over increased sales in 2021.

General and Administrative. General and administrative expenses for the year ended December 31, 2021 increased 26.5% to $5,058,000, compared to $3,998,000 for the year ended December 31, 2020. The increase was primarily due to expenses incurred as a result of the litigation with News America, partially offset by a reduction in staff related expenses. 2022 litigation expenses are expected to decrease in comparison to 2021 and to be similar to 2020 expenses. General and administrative expenses as a percentage of total net sales increased to 25.9% in 2021, compared to 22.8% in 2020, primarily due to the increases in expense as described above, partially offset by increased sales.

Gain on sale. There was no gain on sale during the year ended December 31, 2021. Gain on sale for the year ended December 31, 2020 was $195,000 as a result of the sale of our custom print business.

Other Income. Other income for the year ended December 31, 2021 was $1,299,000 compared to other expense of $33,000 for the year ended December 31, 2020. The increase was due to the gain on forgiveness of debt and accrued interest of $1,062,000 from the SBA forgiving the Company of its promissory note (the “Note”) with Alerus Financial, N.A. entered into pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, as well as a $273,000 benefit received under the Employee Retention Credit for the third quarter of 2021, see Item 8, Footnote 1, partially offset by interest expense related to sales tax accrued.

Income Taxes. During the year ended December 31, 2021, the Company recorded an income tax expense of $42,000, compared to an income tax benefit of $191,000 for the year ended December 31, 2020. The effective tax rate was (1.2)% and 4.0% for the years ended December 31, 2021 and 2020, respectively. The primary differences between the Company’s December 31, 2021 and 2020 effective tax rates and the statutory federal rates are expenses related to stock-based compensation in the amounts of $277,000 and $152,000, respectively, forgiveness of the Company’s PPP loan of $1,062,000 in 2021 and a change in the Company’s valuation allowance against its deferred assets of $1,200,000 and $943,000, respectively. The effective tax rate fluctuates between periods based on the level of permanent differences and other discrete items relative to the level of pre-tax loss for the period.

Net Loss. For the reasons stated above, including the gain on debt forgiveness of the PPP loan and accrued interest of $1,062,000, the net loss for the year ended December 31, 2021 was $3,534,000 compared to a net loss of $4,615,000 for the year ended December 31, 2020.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At December 31, 2021, working capital (current assets less current liabilities) was $3,716,000 compared to $7,668,000 at December 31, 2020. During the year ended December 31, 2021, cash and cash equivalents and restricted cash decreased $3,277,000 from $7,128,000 at December 31, 2020, to $3,851,000 at December 31, 2021.

Operating Activities: Net cash used in operating activities during the year ended December 31, 2021 was $3,000,000. Net loss of $3,534,000, less non-cash adjustments of $689,000, plus changes in operating assets and liabilities of $1,223,000 resulted in the $3,000,000 of cash used in operating activities. The non-cash adjustments consisted of depreciation expense, impairment loss, gain on sale of business, gain on sale of property and equipment, changes in allowance for doubtful accounts, gain on forgiveness of PPP loan and accrued interest of $1,062,000 and stock-based compensation expense. The largest component of the change in operating assets and liabilities was accrued liabilities which increased $665,000 from December 31, 2020. The increase was a result of prepaid production costs. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities, deferred revenue and prepaid production costs will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities: Net cash used in investing activities during the year ended December 31, 2021 was $90,000. This was related to the purchase of property and equipment, partially offset by proceeds from the sale of property and equipment.

Financing Activities: Net cash used in financing activities during the year ended December 31, 2021 was $187,000, which primarily related to the repurchase of common stock upon vesting of restricted stock.

The Company used net cash in operating activities during the year ended December 31, 2021 of $3,000,000. Management has taken actions to reduce the cash use, including a restructuring in December 2021 which reduced its work force by 19% and is expected to reduce operating expenses by approximately $500,000 in 2022. The Company incurred significant litigation costs in 2021 in preparing for trial in its litigation against News America. The Company expects significantly lower litigation expenses in 2022. We believe that based upon these actions, current business conditions and plans, our existing cash balance will be sufficient for our cash requirements for at least the next twelve months.

Critical Accounting Estimates

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to allowance for doubtful accounts, impairment of long-lived assets, income taxes, sales tax, and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements.

We believe the following are our critical accounting estimates used in preparation of our financial statements:

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

In 2011, we paid News America Marketing $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America Marketing’s network of retailers as News America Marketing’s exclusive agent. The $4,000,000 was being amortized over the 10-year term of the arrangement. During the three months ended March 31, 2020, the impact of COVID-19 was determined to be a triggering event requiring an impairment review of long-lived assets. As of March 31, 2020, the Company determined the asset was impaired based upon continued revenue declines driven by changes in market conditions due to COVID-19 within the stores covered by the agreement. As a result, an impairment of $159,000 was recognized as of March 31, 2020. We also shortened the end of the useful life of the underlying asset from March 31, 2021 to December 31, 2020 and recorded remaining amortization expense on a straight-line basis over the remainder of 2020. Amortization expense without the impairment was $158,000 for the year ended December 31, 2020.

At December 31, 2021, the remaining balance of long-lived assets on the Company’s balance sheet was $296,000 inclusive of $183,000 for operating lease right-of-use assets.

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

Forward-Looking Statements

Statements in this report that are not statements of historical or current facts are considered forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “future,” “likely,” “may,” “projects,” “seeks,” “will,” and similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on these or any forward-looking statements, which speak only as of the date of this report. Statements made in this report regarding, for instance, the ongoing exploration of strategic alternatives, changes in composition of retailer and CPG manufacturer networks, innovation and transformation of the Company’s business, cost savings from restructuring activities, the nature or impact of pending legal proceedings, benefits of outsourcing arrangements, are forward-looking statements. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes. As such, actual results may differ materially from the results or performance expressed or implied by such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in this report and additional risks, if any, identified in our Quarterly Reports on Form 10-Q and our Current Reports on Forms 8-K filed with the SEC. Such forward-looking statements should be read in conjunction with the Company’s filings with the SEC. Insignia assumes no responsibility to update the forward-looking statements contained in this report or the reasons why actual results would differ from those anticipated in any such forward-looking statement, other than as required by law.

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

INDEX TO FINANCIAL STATEMENTS

The following are included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Insignia Systems, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Insignia Systems, Inc. (the "Company") as of December 31, 2021 and 2020, the related statements of operations, shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for sales taxes

Critical Audit Matter Description

The Company previously conducted a review of its sales tax positions and related accounting, with the assistance of outside consultants. As a result of the review, it was determined that certain services and products sales were subject to sales tax and that the Company had not assessed sales tax on sales of those services and products to customers. The Company then undertook a process to obtain documentation from significant customers to determine if any was exempt from sales tax assessments during the applicable periods. The Company accrued the estimated sales taxes due in the amounts of $1,007,000 and $1,011,000, and interest and penalties of $313,000 and $244,000, as of December 31, 2021 and 2020, respectively. For certain customers, the Company expects to bill and collect the related sales taxes that are due. The Company has estimated such amounts to be $135,000 and $266,000 as of December 31, 2021 and 2020, respectively. The Company was required to apply judgment regarding the determination of the tax status of the customers that did not respond to management’s inquiries, as well as in the estimation of sales tax rates, interest and penalties accruals, and of the sales tax amounts expected to be billed and collected.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

·	Testing the accuracy and completeness of the products and services sales transactions that were included in the sales tax analysis.
·	Testing a sample of customer responses received by the Company to validate the completeness of the accrual.
·	Evaluating the process management used to estimate the sales tax liability for customers who did not respond to management’s inquiries regarding taxability.
·	Involving internal sales tax professionals to assist in assessing each type of product and service to determine whether or not it is taxable, as well as the sales tax rates utilized and related interest and penalty calculations.
·	Evaluating the process that management used to estimate the sales tax liability and the estimate regarding the collectability related to proposed billings to customers of sales tax by reviewing underlying documentation analyzed by the Company to support its estimates.
·	Testing the mathematical accuracy of the model used by management to calculate estimated sales tax, interest and penalties.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2011.

Minneapolis, Minnesota

March 9, 2022

Insignia Systems, Inc.

BALANCE SHEETS

As of December 31	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$3,766,000	$7,128,000
Restricted cash	85,000	—
Accounts receivable, net	5,247,000	5,857,000
Inventories	19,000	85,000
Income tax receivable	4,000	241,000
Prepaid production costs	867,000	376,000
Other prepaid expense	366,000	335,000
Total Current Assets	10,354,000	14,022,000

Other Assets:
Property and equipment, net	113,000	75,000
Operating lease right-of-use assets	183,000	37,000
Other, net	—	155,000

Total Assets	$10,650,000	$14,289,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	2,539,000	3,148,000
Accrued liabilities:
Compensation	464,000	424,000
Sales tax	1,287,000	1,011,000
Other	1,430,000	1,071,000
Current portion of long-term debt	—	464,000
Current portion of operating lease liabilities	76,000	56,000
Deferred revenue	842,000	180,000
Total Current Liabilities	6,638,000	6,354,000

Long-Term Liabilities:
Accrued income taxes	711,000	677,000
Long-term debt	—	590,000
Operating lease liabilities	108,000	—
Total Long-Term Liabilities	819,000	1,267,000

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, par value $.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,782,000 and 1,748,000 at December 31, 2021 and 2020, respectively	18,000	17,000
Additional paid-in capital	16,296,000	16,238,000
Accumulated deficit	(13,121,000)	(9,587,000)
Total Shareholders’ Equity	3,193,000	6,668,000

Total Liabilities and Shareholders’ Equity	$10,650,000	$14,289,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF OPERATIONS

Year Ended December 31	2021	2020
Services revenues	$19,503,000	$16,904,000
Products revenues	—	578,000
Total Net Sales	19,503,000	17,482,000

Cost of services	16,273,000	13,934,000
Cost of goods sold	—	533,000
Impairment loss - services	—	159,000
Total Cost of Sales	16,273,000	14,626,000
Gross Profit	3,230,000	2,856,000

Operating Expenses:
Selling	1,931,000	2,877,000
Marketing	1,032,000	1,015,000
General and administrative	5,058,000	3,998,000
Gain on sale of business	—	(195,000)
Total Operating Expenses	8,021,000	7,695,000
Operating Loss	(4,791,000)	(4,839,000)

Other income (expense)
Gain on forgiveness of debt and accrued interest	1,062,000	—
Benefit from Employee Retention Credit	273,000	—
Interest expense, net	(36,000)	(32,000)
Miscellaneous	—	65,000
Other income	1,299,000	33,000
Loss Before Taxes	(3,492,000)	(4,806,000)

Income tax expense (benefit)	42,000	(191,000)
Net Loss	$(3,534,000)	$(4,615,000)

Net loss per share:
Basic	$(2.01)	$(2.66)
Diluted	$(2.01)	$(2.66)

Shares used in calculation of net loss per share:
Basic	1,760,000	1,734,000
Diluted	1,760,000	1,734,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2020	1,725,000	$16,000	$16,039,000	$(4,972,000)	$11,083,000
Issuance of common stock, net	5,000	—	20,000	—	20,000
Vesting of restricted stock units offset by repurchase of common stock upon vesting of restricted stock units and awards	16,000	1,000	(2,000)	—	(1,000)
Value of stock-based compensation	—	—	172,000	—	172,000
Common stock issued for accrued liabilities	—	—	9,000		9,000
Restricted stock award issuance	2,000	—	—	—	—
Net loss	—	—	—	(4,615,000)	(4,615,000)
Balance at December 31, 2020	1,748,000	17,000	16,238,000	(9,587,000)	6,668,000

Issuance of common stock, net	6,000	1,000	26,000	—	27,000
Repurchase of common stock upon vesting of restricted stock units	28,000	—	(200,000)	—	(200,000)
Value of stock-based compensation	—	—	232,000	—	232,000
Net loss	—	—	—	(3,534,000)	(3,534,000)
Balance at December 31, 2021	1,782,000	$18,000	$16,296,000	$(13,121,000)	$3,193,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS

Year Ended December 31	2021	2020
Operating activities:
Net loss	$(3,534,000)	$(4,615,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,000	477,000
Impairment loss	—	159,000
Gain on sale of business	—	(195,000)
(Gain) Loss on sale of property and equipment	(6,000)	35,000
Changes in allowance for doubtful accounts	87,000	203,000
Stock-based compensation expense	232,000	172,000
Gain on forgiveness of debt and accrued interest	(1,062,000)	—
Changes in operating assets and liabilities:
Accounts receivable	523,000	1,679,000
Inventories	66,000	135,000
Income tax receivable	237,000	(115,000)
Prepaid production cost, and other	(392,000)	(327,000)
Accounts payable	(572,000)	115,000
Accrued liabilities	665,000	623,000
Accrued income taxes	34,000	34,000
Deferred revenue	662,000	40,000
Net cash used in operating activities	(3,000,000)	(1,580,000)

Investing activities:
Purchases of property and equipment	(106,000)	(61,000)
Proceeds from sale of custom print business	—	200,000
Proceeds from sale of property and equipment	16,000	—
Net cash provided by (used in) investing activities	(90,000)	139,000

Financing activities:
Cash dividends paid ($0.70 per share)	(14,000)	(14,000)
Proceeds from issuance of common stock, net	27,000	20,000
Repurchase of common stock upon vesting of restricted stock awards and vesting of restricted stock units	(200,000)	(1,000)
Proceeds from PPP Loan	—	1,054,000
Net cash provided by (used in) financing activities	(187,000)	1,059,000

Decrease in cash and cash equivalents and restricted cash	(3,277,000)	(382,000)

Cash and cash equivalents and restricted cash at beginning of year	7,128,000	7,510,000
Cash and cash equivalents and restricted cash at end of year	$3,851,000	$7,128,000

Supplemental disclosures for cash flow information:
Cash (paid) refunded during the year for income taxes	$230,000	$(112,000)

Non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$13,000	$11,000
Common stock issued for accrued liabilities	—	$9,000
Receivables recorded from sale of custom print business	—	$100,000
Receivables recorded from sale of property and equipment	—	$195,000
Operating lease right of use asset obtained in exchange for lease obligations	$219,000	—

Insignia Systems, Inc.

NOTES TO FINANCIAL STATMENTS

1.	Summary of Significant Accounting Policies.

Description of Business. Insignia (the “Company”) is a leading provider of in-store solutions to consumer-packaged goods (“CPG”) manufacturers, retailers, shopper marketing agencies and brokerages. The Company operates in a single reportable segment. The Company’s leadership and employees have extensive industry knowledge with direct experience in both CPG manufacturers and retailers. The Company provides marketing solutions to CPG manufacturers spanning from some of the largest multinationals to new and emerging brands. The Company’s primary solutions are merchandising solutions, on-pack solutions and signage.

Sale of Custom Print Business. In August 2020, the Company sold its custom print business to an existing strategic partner. This divestiture has allowed the Company to focus on its core business, selling product solutions to CPGs. The custom print business was not material to operations as a whole and did not represent a strategic shift and therefore is not presented as a discontinued operation. The sale price was 300,000resulting in a gain on the sale of $195,000. The Company received $200,000 of cash and recorded a short-term receivable of $75,000 and a long-term receivable of 25,000. At December 31, 2021, the remaining receivable balance is $25,000.

Revenue Recognition. Revenue from merchandising and on-pack solutions is recognized with a mix of over-time and point in time recognition dependent on type of service performed. The Company recognizes revenue from Insignia In-Store Signage Solutions ratably over the period of service, which is typically a two-to-four-week display cycle. The Company recognized revenue related to custom print solutions and sign card sales at the time the products are shipped to customers. Revenue that has been billed and not yet recognized is reflected as deferred revenue on the Company’s balance sheet.

Cash and Cash Equivalents and Restricted Cash. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents of $3,849,000 and $7,113,000 were invested in bank accounts, an insured sweep account and a money market account, at December 31, 2021 and 2020, respectively. The balances in cash accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Amounts held in checking accounts and in insured cash sweep accounts during the years ended December 31, 2021 and 2020 were fully insured under the Federal Deposit Insurance Corporation.

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$3,766,000	$7,128,000
Restricted cash	85,000	—
Total cash and cash equivalents and restricted cash	$3,851,000	$7,128,000

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

The Company records certain financial assets and liabilities at their carrying amounts that approximate fair value, based on their short-term nature. These financial assets and liabilities included cash and cash equivalents, accounts receivable, and accounts payable.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2021	2020
Beginning balance	$268,000	$65,000
Bad debt provision	71,000	203,000
Accounts written-off	111,000	—
Recoveries	(95,000)	—
Ending balance	$355,000	$268,000

Inventories. Inventories are primarily comprised of sign cards and hardware. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method, and consists of the following:

December 31	2021	2020
Raw materials	$—	$32,000
Work-in-process	—	2,000
Finished goods	19,000	51,000
	$19,000	$85,000

Prepaid Production Costs. For merchandise and on-pack solutions, the Company incurs third party costs for design and materials prior to providing the solution to the customer. These costs are included in prepaid production costs until the revenue is recognized.

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

Production tooling, machinery and equipment	1 – 6 years
Office furniture and fixtures	1 – 3 years
Computer equipment and software	3 – 5 years
Leasehold improvements	1 –3 years

Leases. The Company determines if an arrangement contains a lease at inception. Operating leases are included in our operating lease right-of-use (ROU) assets, the current portion of operating lease liabilities, and the operating lease liabilities on the balance sheets. The ROU assets represent our right to control the use of an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU assets also include any prepaid lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to exclude short-term leases (one year or less) from our ROU assets and lease liabilities.

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

At March 31, 2020, the impact of COVID-19 was determined to be a triggering event requiring an impairment review of long-lived assets. In 2011, the Company paid News America Marketing In-Store, L.L.C. (“News America”) $4,000,000 in exchange for a 10-year arrangement to sell signs with price into News America’s network of retailers as News America’s exclusive agent. The $4,000,000 was being amortized over the 10-year term of the arrangement. At March 31, 2020, the Company determined the asset was impaired based upon continued revenue declines driven by changes in market conditions due to COVID-19 within the stores that this agreement affords the Company access to. As a result, an impairment of $159,000 was recognized as of March 31, 2020. The Company also shortened the end of the useful life of the underlying asset from March 31, 2021 to December 31, 2020 and recorded remaining amortization expense on a straight-line basis over the remainder of 2020. Amortization expense without the impairment was $158,000 for the year ended December 31, 2020.

Restructuring. The Company implemented a plan to restructure its operations in December 2021, including workforce reductions and other cost-saving initiatives. As part of this restructuring plan, the Company reduced its workforce by approximately 19%. A pre-tax restructuring charge of $201,000was recorded during the year ended December 31, 2021. The Company recorded $81,000 of this charge within cost of sales and $120,000 within operating expenses in the Company’s statement of operations. As of December 31, 2021, the $201,000 pre-tax restructuring charge was included in accrued compensation and was paid in 2022.

Sales Taxes. The Company accrues sales taxes based on determination of which of its products/services are subject to sales tax, and in which states and jurisdictions the tax applies. Further, the Company must determine which of its customers are exempt from the Company charging sales tax because the customer is a reseller or self-assesses and direct pays to states and other jurisdictions on purchases the customer makes from the Company. These determinations contain estimates and are subject to judgment and interpretation by taxing authorities in various states and other jurisdictions, which could result in recognizing materially different amounts in future periods.

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

Advertising Costs. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $34,000 and $69,000 during the years ended December 31, 2021 and 2020, respectively.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the year.

Weighted average common shares outstanding for the years ended December 31, 2021 and 2020 were as follows:

Year ended December 31	2021	2020
Denominator for basic net loss per share - weighted average shares	1,760,000	1,734,000
Effect of dilutive securities:
Stock options, restricted stock units and restricted stock awards	—	—
Denominator for diluted net loss per share - weighted average shares	1,760,000	1,734,000

Due to the net loss incurred during the years ended December 31, 2021 and 2020, all stock awards were anti-dilutive for the period.

Immaterial Error in Three and Nine Months Ended September 30, 2021. During the year-end close process, the Company determined that it qualified for a benefit under the Employee Retention Credit (ERC) for the third quarter of 2021 of $293,000. The $293,000 benefit was reduced by $20,000 for related filing and preparation costs, resulting in a net benefit of $273,000. This benefit is included in other income in the accompanying financial statements for the year ended December 31, 2021. For the three and nine months ended September 30, 2021, the impact of the error of including the benefit in that quarter, would have increased other income and decreased net loss by $273,000, and decreased net loss per share by $0.15. For the three months ended December 31, 2021, the impact of the error of including the benefit in that quarter, would have decreased other income and increased net loss by $273,000, and increased net loss per share by $0.15. The error had no impact on previously reported net sales or operating loss.

In accordance with Staff Accounting Bulletin (SAB) 99 (“Materiality”) the Company evaluated this error, including both qualitative and quantitative considerations, and concluded this error did not result in a material misstatement of the previously issued financial statements for the three and nine months ended September 30, 2021.

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

Merchandising, On-Pack, and Non-POPS Signage Solutions. The Company supplies CPG manufacturers with retailer approved promotional services, such as merchandising, on-pack, and signage solutions. These services are more customized than POPS, consisting of variable durations and variable specifications. Due to the variable nature of these services, revenue recognition is a mix of over-time and point-in-time recognition.

POPS Signage Solution Services. The Company provides a service of displaying promotional signs in close proximity to the CPG manufacturer’s product in participating stores, which the Company maintains in two-to-four-week cycle increments.

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

Disaggregation of Revenue In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

	Year ended December 31, 2021
	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$6,659,000	$—	$6,659,000
Products and services transferred at a point in time	12,844,000	—	12,844,000
Total	$19,503,000	$—	$19,503,000

	Year ended December 31, 2020
	Services Revenues	Products Revenue	Total Revenue
Timing of revenue recognition:
Products and services transferred over time	$10,670,000	$—	$10,670,000
Products and services transferred at a point in time	6,234,000	578,000	6,812,000
Total	$16,904,000	$578,000	$17,482,000

Contract Costs

Sales commissions paid to internal or external sales representatives are eligible for capitalization because they are incremental costs that would not have been incurred without entering into a specific sales arrangement and are recoverable through the expected margin on the transaction. The Company is applying the practical expedient in Accounting Standards Codification 340-40-25-4 that allows the incremental costs of obtaining a contract to be recorded as an expense when incurred when the amortization period of the asset that would have otherwise been recognized is one year or less. These costs are included in selling expenses.

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2020	$180,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(180,000)
Cash received in advance and not recognized as revenue	842,000
Balance at December 31, 2021	$842,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of its performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. Among our contracts with an expected duration of greater than one year, we anticipate that revenue of $111,000 and $57,000 related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021 will be recognized during 2022 and 2023, respectively.

3.	Property and Equipment. Property and equipment consists of the following at December 31:

	2021	2020
Property and Equipment:
Production tooling, machinery and equipment	$27,000	$2,349,000
Office furniture and fixtures	95,000	425,000
Computer equipment and software	753,000	1,447,000
Leasehold improvements	19,000	—
Construction in-progress	4,000	17,000
	898,000	4,238,000
Accumulated depreciation and amortization	(785,000)	(4,163,000)
Net Property and Equipment	$113,000	$75,000

Depreciation expense for the years ended December 31, 2021 and 2020 was $60,000 and $314,000, respectively. During December 2020, in connection with the outsourcing of most printing operations, the Company sold property and equipment with a net book value of $230,000, for $195,000, resulting in a loss on sale of $35,000. The proceeds were in the form of receivables due in four equal amounts due in June and December 2021 and June and December 2022. The receivables that were due in 2021 were collected.

4.	Leases. As of December 31, 2021, the Company leases space under two non-cancelable operating leases for its corporate headquarters and for warehouse space. Both leases have escalating lease payment terms but neither contains a contingent rent provision. The leases for both the Company’s corporate headquarters and its warehouse include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. The headquarters lease required the Company to provide a letter of credit, supported by an $85,000 deposit, which is reflected as restricted cash on the balance sheet.

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

The Company used its incremental borrowing rate of approximately 4.8% in determining the present value of the lease payments based on the information available at the lease commencement date.

The cost components of the Company’s operating leases were as follows:

	Year ended December 31, 2021
	Prior Corporate	Corporate	Additional		Operating
	Headquarters	Headquarters	Office Space	Warehouse	Leases
Operating lease cost	$38,000	$28,000	$—	$13,000	$79,000
Variable lease cost	24,000	16,000	—	12,000	52,000
Short-term lease cost	—	—	28,000	—	28,000
Total	$62,000	$44,000	$28,000	$25,000	$159,000

	Year ended December 31, 2020
	Prior Corporate	Corporate	Additional		Operating
	Headquarters	Headquarters	Office Space	Warehouse	Leases
Operating lease cost	$150,000	$—	$—	$—	$150,000
Variable lease cost	104,000	—	—	—	104,000
Short-term lease cost	—	—	40,000	—	40,000
Total	$254,000	$—	$40,000	$—	$294,000

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased corporate headquarters which are paid based on actual costs incurred by the lessor.

Maturities of the Company’s lease liabilities for is corporate headquarters and its warehouse operating leases are as follows as of December 31, 2021:

2022	$83,000
2023	72,000
2024	40,000
Total lease payments	$195,000
Less: Interest	(11,000)
Present value of lease liabilities	$184,000

The remaining lease terms as of December 31, 2021 for the Company’s corporate headquarters and its warehouse leases were 2.5 years and 1.2 years, respectively. The cash outflow for operating leases for the years ended December 31, 2021 and December 31, 2020 were $97,000 and $222,000, respectively. Operating lease liabilities and right-of-use assets were increased for new non-cash leases by $219,000 for the year ended December 31, 2021.

5.	Commitments and Contingencies.

Legal. The Company is subject to various legal matters in the normal course of business.

In July 2019, the Company filed suit against News America in the U.S. District Court in Minnesota, alleging violations of federal and state antitrust and tort laws by News America. The complaint alleges that News America has monopolized the national market for third-party in-store advertising and promotion products and services through various wrongful acts designed to harm the Company, its last significant competitor. The suit seeks, among other relief, an injunction sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to our Company.

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

Following the close of discovery, on August 27, 2021, News America moved for summary judgment on Insignia’s claims. On September 17, 2021, Insignia filed its response opposing summary judgment. On October 1, 2021, News America filed its reply brief. The court cancelled a hearing on the motion originally scheduled for January 26, 2022, and referred the case to mediation. News America’s summary judgment motion remains pending. At this stage of the proceedings, the Company is unable to determine the likelihood of an unfavorable outcome or estimate any potential resulting liability.

Retailer Agreements. The Company has contracts in the normal course of business with various retailers, some of which provide for fixed or store-based payments rather than sign placement-based payments resulting in minimum commitments each year to maintain the agreements. During the years ended December 31, 2021 and 2020, the Company incurred $199,000 and $2,765,000 of costs related to fixed and store-based payments, respectively. The amounts are recorded in cost of services in the Company’s statements of operations. The aggregate commitment amounts under agreements with retailers as of December 31, 2021 for future years are less than $50,000.

6.	Shareholders’ Equity.

Stock-Based Compensation. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which, subject to approval by the Board of Directors, selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

The following table summarizes the stock-based compensation expense that was recognized in the Company’s statements of operations for the years ended December 31, 2021 and 2020:

Year ended December 31	2021	2020
Cost of sales	$24,000	$5,000
Selling	25,000	38,000
Marketing	12,000	(1,000)
General and administrative	171,000	130,000
	$232,000	$172,000

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2021	2020
Stock Purchase Plan Options:
Expected life (years)	1.0	1.0
Expected volatility	142%	59%
Dividend yield	0%	0%
Risk-free interest rate	0.1%	1.6%

The Company uses the graded attribution method to recognize expense for unvested stock-based awards. Forfeitures are recognized as incurred.

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

Under the terms of the 2018 Plan, the number of shares of our common stock that may be the subject of awards and issued under the 2018 Plan was initially 128,571 plus any shares remaining available for future grants under the 2013 Plan on the effective date of the 2018 Plan. All equity awards made during 2021 and 2020 were under the 2018 Plan.

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

The following table summarizes activity under the 2003, 2013 and 2018 Plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2020	117,661	42,416	$16.66
Restricted stock units and awards granted - 2018 Plan	(31,782)	—
Cancelled or forfeited - 2018 Plan options	1,070	(1,070)	13.65
Cancelled or forfeited - 2018 Plan restricted stock and restricted stock units	3,091	—	9.58
Cancelled or forfeited - 2013 Plan options	2,241	(2,241)	15.54
Cancelled or forfeited - 2013 Plan restricted stock and restricted stock units	1,450	—	13.34
Cancelled or forfeited - 2003 Plan options	—	(8,607)	24.23
Balance at December 31, 2020	93,731	30,498	14.69

Restricted stock units and awards granted - 2018 Plan	(5,514)	—
Cancelled or forfeited - 2018 Plan options	2,584	(2,584)	13.36
Cancelled or forfeited - 2018 Plan restricted stock and restricted stock units	5,508	—	8.69
Stock options exercised	—	(1,973)	13.59	$17,100
Cancelled or forfeited - 2013 Plan options	292	(292)	15.54
Cancelled or forfeited - 2013 Plan restricted stock and restricted stock units	1,047	—	12.39
Cancelled or forfeited - 2003 Plan options	—	(6,527)	19.66
Balance at December 31, 2021	97,648	19,122	$13.23

The following table summarizes information about the stock options outstanding at December 31, 2021:

	Options Outstanding				Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$8.26 - $13.65	13,759	5.07	years	$12.33	10,363	$11.90
$15.54 - $21.63	5,363	2.39	years	15.54	5,363	15.54
	19,122	4.32	years	$13.23	15,726	$13.14

Options outstanding under the Plans expire at various dates during the period from May 2022 through August 2028. Options outstanding at December 31, 2021 had an aggregate intrinsic value of $188,322. Options outstanding at December 31, 2020 had no intrinsic value. Options exercisable at December 31, 2021 had a weighted average remaining life of 3.82 years and an aggregate intrinsic value of $156,298. No options were granted in either 2021 or 2020. The number of options exercisable at December 31, 2020 was 21,123.

During the year ended December 31, 2021, no equity awards were issued by the Company, except those awarded to non-employee members of the Board of Directors.

In June 2021, non-employee members of the Board of Directors received restricted stock grants totaling 5,514 shares pursuant to the 2018 Plan. The shares underlying the awards were assigned a value of $8.16 per share, which was the closing price of the Company’s common stock on the date of grant, for a total grant date value of $45,000. The shares are scheduled to vest the earlier of June 10, 2022 or the day immediately preceding the date of the next annual shareholder meeting.

During the year ended December 31, 2020, the Company issued 24,282 restricted stock units. The shares underlying the awards were assigned a weighted average value of $6.00 per share, which was the closing price of the Company’s common stock on the date of grants. These awards vested on December 31, 2021.

During December 2020, non-employee members of the Board of Directors received restricted stock grants totaling 7,500 shares. The shares underlying the awards were assigned a value of $6.00 per share, which was the closing price of the Company’s common stock on the date of grants, for a total value of $45,000, and were vested in full the day immediately preceding the date of the 2021 annual shareholder meeting, June 9, 2021.

Restricted stock and restricted stock unit transactions during the years ended December 31, 2021 and 2020 are summarized as follows:

	Number of Shares	Weighted average grant date fair value
Unvested shares at January 1, 2020	44,659	$12.16
Granted	31,782	6.00
Vested	(22,315)	11.36
Forfeited or surrendered	(4,162)	10.30
Unvested shares at December 31, 2020	49,964	$8.76
Granted	5,514	8.16
Vested	(40,392)	8.33
Forfeited or surrendered	(6,555)	9.28
Unvested shares at December 31, 2021	8,531	$10.01

As of December 31, 2021, there was approximately $5,000 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 0.6 years.

As of December 31, 2021, there was approximately $30,000 of total unrecognized compensation costs related to restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 0.5 years.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”) that enables employees to contribute up to 10% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of the year. During the years ended December 31, 2021 and 2020, respectively, participants purchased 4,541 and 6,152 shares under the ESPP. At December 31, 2021, 24,436 shares were reserved for future employee purchases of common stock under the ESPP. For the years ended December 31, 2021 and 2020, the Company recognized $23,000 and $18,000, respectively, of stock-based compensation expense related to the ESPP.

Dividends. The Company has not historically paid dividends, other than one-time dividends declared in 2011 and 2016. The Company intends to retain earnings from operations for use in advancing our business strategy; however, the Company may consider special dividends in the future depending on outcomes of actions such as legal proceedings.

7.	Income Taxes. Income tax benefit consists of the following:

Year Ended December 31	2021	2020
Current taxes - Federal	$—	$(233,000)
Current taxes - State	42,000	42,000

Income tax expense (benefit)	$42,000	$(191,000)

The actual tax benefit attributable to loss before taxes differs from the expected tax benefit computed by applying the U.S. federal corporate income tax rate of 21% as follows:

Year Ended December 31	2021	2020
Federal statutory rate	21.0%	21.0%
Stock-based awards	2.0	(0.8)
State taxes	3.6	3.6
Impact of uncertain tax positions	(1.0)	(0.7)
Valuation allowance	(34.3)	(19.6)
PPP forgiveness	7.5	—
Other	—	0.8

Effective federal income tax rate	(1.2)%	4.3%

Components of resulting noncurrent deferred tax assets (liabilities) are as follows:

As of December 31	2021	2020
Deferred tax assets
Accrued expenses	$507,000	$376,000
Inventory reserve	23,000	9,000
Stock-based awards	31,000	65,000
Reserve for bad debts	88,000	33,000
Net operating loss and credit carryforwards	2,507,000	1,422,000
Other	33,000	47,000
Depreciation	33,000	52,000
Valuation allowance	(3,146,000)	(1,946,000)

Total deferred tax assets	$76,000	$58,000

Deferred tax liabilities
Prepaid expenses	$(76,000)	$(58,000)

Total deferred tax liabilities	(76,000)	(58,000)

Net deferred income tax liabilities	$—	$—

As of December 31, 2021, the Company had a Federal net operating loss (NOL) to carry forward of approximately $9,700,000 and state NOLs of approximately $7,400,000 to carry forward. The Federal NOLs can be carried forward indefinitely. The expiration of state NOLs carried forward varies by taxing jurisdiction. Future utilization of NOLs carried forward may be subject to certain limitations under Section 382 of the Internal Revenue Code.

In March 2020, Congress passed the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The CARES Act, among other provisions, allows for companies to carry back federal NOLs generated in 2018, 2019 and 2020 for up to five years for refunds of federal taxes paid. This provision created an opportunity for the Company to utilize NOLs not previously expected to be utilized. Thus in 2020, the Company reversed approximately $215,000 of its valuation allowance against the NOLs in its deferred tax assets which the Company carried back to claim a refund of federal taxes paid. The Company received this refund in 2021.

The Company evaluates all significant available positive and negative evidence, including the existence of losses in prior years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into consideration the Company’s recent performance. The change in the valuation allowance for the years ended December 31, 2021 and 2020 was $1,200,000 and $943,000, respectively.

The Company has recorded a liability of $711,000 and $677,000 for uncertain tax positions taken in tax returns in previous years as of December 31, 2021 and 2020, respectively. This liability is reflected as accrued income taxes on the Company’s balance sheets. The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years 2018 and forward are open for examination and assessment by the Internal Revenue Service. With limited exceptions, tax years prior to 2018 are no longer open in major state and local tax jurisdictions. The Company believes that it is reasonably possible that a decrease of up to $665,000 in unrecognized tax benefits related to state exposures may be necessary in the third quarter of 2022, which would reduce accrued income taxes and increase income tax benefit.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows:

Balance at January 1, 2020	$643,000
Increases due to interest and state tax	34,000
Balance at December 31, 2020	677,000
Increases due to interest and state tax	34,000
Balance at December 31, 2021	$711,000

8.	Employee Benefit Plans. The Company sponsors a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. During the years ended December 31, 2021 and 2020, the Company’s expense for matching contributions was $41,000 and $62,000, respectively.

9.	Concentrations.

Major Customers During the year ended December 31, 2021, two customers accounted for 15% and 12%, respectively of the Company’s total net sales. At December 31, 2021, two customers represented 25% and 19%, respectively of the Company’s total accounts receivable. During the year ended December 31, 2020, one customer accounted for 14% of the Company’s total net sales. At December 31, 2020, two customers represented 17% and 10%, respectively of the Company’s total accounts receivable.

Export Sales. Export sales accounted for less than 1% of total net sales during the years ended December 31, 2021 and 2020.

10.

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

The Company’s application for forgiveness of the amount due under the Note, including accrued interest, was approved by the SBA on January 29, 2021. Accordingly, for the year ended December 31, 2021 the debt of $1,054,000, plus accrued interest of $8,000 was eliminated with a gain on debt extinguishment included in other income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer and principal financial officer) and the Company’s Vice President of Finance (principal accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures as of December 31, 2021 were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In conducting its evaluation, our management used the criteria set forth by the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2021.

Implemented Remedial Actions in Response to Material Weakness

In connection with management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, and as disclosed in our Form 10-K/A filed on August 23, 2021, management identified a material weakness because the Company did not have adequate internal controls to address the risk of not collecting and remitting sales tax that was due on sales of certain of our products and services to certain of our customers. Consequently, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the material weakness.

To address the material weakness, we designed, implemented and tested new review controls to appropriately address the risk of not collecting and remitting sales tax that was due. These new review controls included review of taxability of new products and services and obtaining of appropriate documentation of exempt status from customers. Our management determined the foregoing material weakness to be remediated as of December 31, 2021.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated into this Item by reference is the information appearing under the headings “Proposal One – Election of Directors,” “Corporate Governance and Board Matters,” “Submission of Shareholder Proposals and Nominations” and, if any, “Delinquent Section 16(a) Reports,” in our Proxy Statement for our 2022 Annual Meeting of Shareholders we intend to file with the SEC (the “Proxy Statement”).

Information about our Executive Officers

As of the date of filing this Form 10-K, the following individuals were executive officers of the Company:

Name	Age	Position
Kristine A. Glancy	44	President, Chief Executive Officer and Secretary
Adam D. May	38	Chief Growth Officer
Zackery A. Weber	42	Vice President of Finance

Kristine A. Glancy has been our President and Chief Executive Officer since 2016, and a member of the Board of Directors since June 2017. She has served in the roles of principal executive officer since 2016 and principal financial officer since January 2021. Prior to joining the Company, Ms. Glancy served in various roles at The Kraft Heinz Company from 1999 to 2016, most recently as Customer Vice President from 2013 to 2016. She held the positions of Director of Sales from 2012 to 2013 and National Customer Manager from 2010 to 2012. Ms. Glancy holds a Bachelor of Arts degree in Marketing and International Business from Saint Mary’s University and an MBA from Fordham University, New York City.

Adam D. May, has been our Chief Growth Officer since January 2020. He served as Senior Vice President of Sales from July 2017 to December 2019. Mr. May has over 10 years of CPG sales and business development experience at Mars, Incorporate and The Kraft Heinz Company. Most recently Mr. May served as Associate Director from 2016 to July 2017. He held several Customer Business Lead roles from 2012 to 2016. Before joining The Kraft Heinz Company, Mr. May held several Sales positions at Mars Petcare from 2008 to 2012. His experience provides necessary skills to the Company in the areas of Sales, Sales Strategy and Business Development. Mr. May holds a Bachelor of Science in Business Administration and Management from Indiana University.

Zackery A. Weber has served as Vice President of Finance since January 2022. Previously he served as Senior Director of Financial Planning and Analysis from December 2020 to January 2022. He has served in the role of principal accounting officer since January 2021. He served as Director of Financial Planning and Analysis from 2015 to December 2020, and as a Senior Financial Analyst for the Company from 2013 to 2015. Before joining the Company, Mr. Weber held analyst and accounting positions at Target Corporation with increasing responsibility from 2003 to 2013. He began his career as an auditor at McGladrey & Pullen from 2002 to 2003. Mr. Weber holds a Bachelor of Arts degree in Accounting from the University of St. Thomas and an MBA in Finance & Management, from the University of St. Thomas - Opus College of Business.

There are no family relationships among any of the executive officers and directors of the Company.

Code of Ethics/Code of Conduct

We have in place a “code of ethics” within the meaning of Rule 406 of Regulation S-K, which is applicable to our senior financial management, including specifically our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on our website (www.insigniasystems.com) under the “Investor Relations - Corporate Governance” caption. We intend to satisfy our disclosure obligations regarding any amendment to, or a waiver from, a provision of this code of ethics by posting such information on the same website.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2021 and 2020
Statements of Operations for the years ended December 31, 2021 and 2020
Statements of Shareholders’ Equity for the years ended December 31, 2021 and 2020
Statements of Cash Flows for the years ended December 31, 2021 and 2020
Notes to Financial Statements

(a)	Exhibits

Exhibit Number	Description	Incorporated by Reference To
3.1	Restated Articles of Incorporation (effective as of January 4, 2021)	Exhibit 3.1 to Current Report filed January 6, 2021

3.2	Composite Bylaws, as amended through December 5, 2015	Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2015

4.1	Description of Securities	Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2019

*10.1	2003 Incentive Stock Option Plan, as amended	Exhibit 10.1 to Form 8-K filed December 2, 2016

*10.2	Form of Incentive Stock Option Agreement under 2003 Incentive Stock Option Plan	Exhibit 10.1 to Form 8-K filed January 16, 2013

*10.3	2013 Omnibus Stock and Incentive Plan, as amended	Exhibit 10.2 to Form 8-K filed December 2, 2016

*10.4	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 to Form 8-K filed August 23, 2013

*10.5	Form of Restricted Stock Unit Agreement for Employees under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 to Form 8-K filed May 28, 2014

*10.6	Form of Restricted Stock Award Agreement for Employees under the 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2017

*10.7	2018 Equity Incentive Plan	Exhibit 99.1 to Registration Statement on Form S-8, Reg. No. 333-226670

*10.8	Form of Non-Qualified Stock Option Agreement under 2018 Equity Incentive Plan	Exhibit 10.1 to Form 8-K filed August 14, 2018

*10.9	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan	Exhibit 10.2 to Form 8-K filed August 14, 2018

*10.10	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2018 Equity Incentive Plan	Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2019

*10.11	Employee Stock Purchase Plan, as amended	Exhibit 99.2 to Registration Statement on Form S-8, filed August 8, 2018

*10.12	Deferred Compensation Plan for Directors	Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2018

*10.13	Employment Agreement with Kristine Glancy dated April 8, 2016	Exhibit 10.1 to Form 8-K filed April 13, 2016

*10.14	Change in Control Severance Agreement with Kristine Glancy dated April 8, 2016	Exhibit 10.2 to Form 8-K filed April 13, 2016

*10.15	First Amendment to Change in Control Agreement with Kristine A. Glancy dated April 28, 2018	Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2019

*10.16	Employment Agreement with Adam May dated December 20, 2019	Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2019

*10.17	Change in Control Agreement with Adam May dated December 20, 2019	Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2019

**10.18	Settlement Agreement and Release with News America Marketing In-Store, LLC, dated February 9, 2011, including exhibits	Exhibit 10.1 to Form 10-Q/A for the quarterly period ended March 31, 2011

*10.19	Employment Agreement with Zackery A. Weber dated September 10, 2021	Exhibit 10.1 to Form 8-K filed September 16, 2021

*10.20	Form of Retention Agreement	Exhibit 10.2 to Form 8-K filed September 16, 2021

10.21	Cooperation Agreement, dated as of October 11, 2021, with Nicholas J. Swenson, Air T, Inc., Groveland Capital LLC, AO Partners I, L.P., AO Partners LLC, and Glenhurst Co.	Exhibit 10.1 to Form 8-K filed October 13, 2021

+23.1	Consent of Independent Registered Public Accounting Firm

+31	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

++32	Section 1350 Certifications

+101

The following materials from Insignia Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 are filed herewith, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Shareholders’ Equity (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

+104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the inline XBRL document)

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
+	Filed herewith.
++	Furnished herewith.
**	Portions of this exhibit are treated as confidential pursuant to a request for confidential treatment filed by Insignia with the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Insignia Systems, Inc

	By:	/s/ Kristine A. Glancy
Name: Kristine A. Glancy
Title: President and Chief Executive Officer
Dated: March 9, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kristine A. Glancy	President, Chief Executive Officer, Secretary and Director	March 9, 2022
Kristine A. Glancy	(principal executive officer and principal financial officer)

/s/ Zackery A. Weber	Vice President of Finance	March 9, 2022
Zackery A. Weber	(principal accounting officer)

/s/ Jacob J. Berning	Chairman of the Board, Director	March 9, 2022
Jacob J. Berning

/s/ Chad B. Johnson	Director	March 9, 2022
Chad B. Johnson

/s/ Nicholas J. Swenson	Director	March 9, 2022
Nicholas J. Swenson

/s/ Loren A. Unterseher	Director	March 9, 2022
Loren A. Unterseher

