Form 10-Q
period 2022-03-31
INSIGNIA SYSTEMS INC/MN
filed 2022-05-11
CIK 875355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Number of shares outstanding of Common Stock, $.01 par value, as of May 9, 2022 was 1,786,296.

Insignia Systems, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Insignia Systems, Inc.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$396,000	$3,766,000
Restricted cash	85,000	85,000
Accounts receivable, net	7,465,000	5,247,000
Inventories	31,000	19,000
Income tax receivable	5,000	4,000
Prepaid production costs	319,000	867,000
Other prepaid expense	308,000	366,000
Total Current Assets	8,609,000	10,354,000

Other Assets:
Property and equipment, net	107,000	113,000
Operating lease right-of-use assets	164,000	183,000

Total Assets	$8,880,000	$10,650,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	1,877,000	2,539,000
Accrued liabilities:
Compensation	491,000	464,000
Sales tax	1,234,000	1,287,000
Other	681,000	1,430,000
Current portion of operating lease liabilities	78,000	76,000
Deferred revenue	397,000	842,000
Total Current Liabilities	4,758,000	6,638,000

Long-Term Liabilities:
Accrued income taxes	721,000	711,000
Operating lease liabilities	88,000	108,000
Total Long-Term Liabilities	809,000	819,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $0.01:
Authorized shares - 5,714,000 Issued and outstanding shares - 1,786,000 at March 31, 2022 and 1,782,000 at December 31, 2021	18,000	18,000
Additional paid-in capital	16,354,000	16,296,000
Accumulated deficit	(13,059,000)	(13,121,000)
Total Shareholders' Equity	3,313,000	3,193,000

Total Liabilities and Shareholders' Equity	$8,880,000	$10,650,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31	2022	2021
Net services revenues	$6,148,000	$5,386,000

Cost of services	4,868,000	4,457,000
Gross Profit	1,280,000	929,000

Operating Expenses:
Selling	342,000	516,000
Marketing	259,000	235,000
General and administrative	606,000	1,937,000
Total Operating Expenses	1,207,000	2,688,000
Operating Income (Loss)	73,000	(1,759,000)

Other Income (Expense):
Gain on forgiveness of debt and accrued interest	-	1,062,000
Other expense	(3,000)	(27,000)
Total Other Income (Expense)	(3,000)	1,035,000
Income (Loss) Before Taxes	70,000	(724,000)

Income tax expense	8,000	13,000
Net Income (Loss)	$62,000	$(737,000)

Net income (loss) per share:
Basic	$0.03	$(0.42)
Diluted	$0.03	$(0.42)

Shares used in calculation of net income (loss) per share:
Basic	1,786,000	1,751,000
Diluted	1,794,000	1,751,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional Paid-In
	Shares	Amount	Capital	Accumulated Deficit	Total
Balance at December 31, 2021	1,782,000	$18,000	$16,296,000	$(13,121,000)	$3,193,000
Issuance of common stock, net	4,000	—	28,000	—	28,000
Value of stock-based compensation	—	—	30,000	—	30,000
Net income	—	—	—	62,000	62,000
Balance at March 31, 2022	1,786,000	$18,000	$16,354,000	$(13,059,000)	$3,313,000

	Common Stock		Additional Paid-In
	Shares	Amount	Capital	Accumulated Deficit	Total
Balance at December 31, 2020	1,748,000	$17,000	$16,238,000	$(9,587,000)	$6,668,000
Issuance of common stock, net	6,000	1,000	25,000	—	26,000
Value of stock-based compensation	—	—	56,000	—	56,000
Net loss	—	—	—	(737,000)	(737,000)
Balance at March 31, 2021	1,754,000	$18,000	$16,319,000	$(10,324,000)	$6,013,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2022	2021
Operating Activities:
Net income (loss)	$62,000	$(737,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	16,000	21,000
Gain on sale of property and equipment	-	(7,000)
Changes in allowance for doubtful accounts	(12,000)	24,000
Stock-based compensation expense	30,000	56,000
Gain on forgiveness of debt and accrued interest	-	(1,062,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,206,000)	758,000
Inventories	(12,000)	(17,000)
Income tax receivable	(1,000)	3,000
Prepaid expenses and other	606,000	108,000
Accounts payable	(654,000)	(568,000)
Accrued liabilities	(774,000)	590,000
Accrued income taxes	10,000	8,000
Deferred revenue	(445,000)	520,000
Net cash used in operating activities	(3,380,000)	(303,000)

Investing Activities:
Purchases of property and equipment	(18,000)	(29,000)
Sale of property and equipment	-	16,000
Net cash used in investing activities	(18,000)	(13,000)

Financing Activities:
Proceeds from issuance of common stock	28,000	26,000
Net cash provided by financing activities	28,000	26,000

Decrease in cash and cash equivalents and restricted cash	(3,370,000)	(290,000)

Cash and cash equivalents and restricted cash at beginning of period	3,851,000	7,128,000
Cash and cash equivalents and restricted cash at end of period	$481,000	$6,838,000

Supplemental disclosures for cash flow information:
Cash paid during the year for income taxes	$-	$(1,000)

Non-cash financing activity:
Purchase of property and equipment included in accounts payable	$5,000	$-
Operating lease right-of-use asset obtained in exchange for lease obligation	$-	$33,000
Forgiveness of debt and accrued interest	$-	$1,062,000

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

Basis of Presentation. The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2022 (the Form 10-K). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited balance sheet as of December 31, 2021 contained in the Form 10-K.

Cash and Cash Equivalents and Restricted Cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$396,000	$3,766,000
Restricted cash	85,000	85,000
Total cash, cash equivalents and restricted cash	$481,000	$3,851,000

Inventories. Inventories are primarily comprised of sign cards and hardware. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	March 31,	December 31,
	2022	2021
Property and Equipment:
Production tooling, machinery and equipment	$27,000	$27,000
Office furniture and fixtures	95,000	95,000
Computer equipment and software	757,000	753,000
Leasehold improvements	19,000	19,000
Construction in-progress	10,000	4,000
	908,000	898,000
Accumulated depreciation and amortization	(801,000)	(785,000)
Net Property and Equipment	$107,000	$113,000

Depreciation expense was approximately $16,000 and $21,000 in the three months ended March 31, 2022 and 2021, respectively.

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

During the three months ended March 31, 2022 and 2021, no stock options or restricted stock were issued by the Company.

The Company estimated the fair value of stock-based awards granted during the three months ended March 31, 2022, under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 year, expected volatility of 168.7%, dividend yield of 0% and risk-free interest rate of 0.4%.

The Company recorded total stock-based compensation expense of $30,000 and $56,000 for the three months ended March 31, 2022 and 2021, respectively.

Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.

Options to purchase approximately 14,000 shares of common stock with a weighted average exercise price of 12.60, were outstanding at March 31, 2022 and were not included in the computation of common stock equivalents for the three months ended March 31, 2022 because their exercise prices were higher than the average fair market value of the common stock during the reporting period.

Due to the net loss incurred during the three months ended March 31, 2021 all outstanding stock options were anti-dilutive for the periods.

Weighted average common shares outstanding for the three months ended March 31, 2022 and 2021 were as follows:

Three months ended March 31	2022	2021
Denominator for basic net income (loss) per share - weighted average shares	1,786,000	1,751,000
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	8,000	—
Denominator for diluted net income (loss) per share - weighted average shares	1,794,000	1,751,000

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by timing of revenue recognition.

Three months ended March 31, 2022	Services Revenues
Timing of revenue recognition:
Services transferred over time	$456,000
Services transferred at a point in time	5,692,000
Total	$6,148,000

Three months ended March 31, 2021	Services Revenues
Timing of revenue recognition:
Services transferred over time	$2,025,000
Services transferred at a point in time	3,361,000
Total	$5,386,000

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

Deferred Revenue

Deferred revenues represent amounts collected from customers in advance of the satisfaction of performance obligations. Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2021	$842,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(478,000)
Cash received in advance and not recognized as revenue	33,000
Balance at March 31, 2022	$397,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of its performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. Among our contracts with an expected duration of greater than one year, we anticipate that revenue of $84,000 and $57,000 related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2022 will be recognized during the remainder of fiscal 2022 and 2023, respectively.

3.

Leases. As of March 31, 2022 the Company leases space under two non-cancelable operating leases for its corporate headquarters and for warehouse space. Both leases have escalating lease payment terms but neither contains a contingent rent provision. The Company also had a lease for additional office space under an operating lease that expired August 31, 2021. The leases for both the Company’s corporate headquarters and its warehouse include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. The headquarters lease required the Company to provide a letter of credit, which is supported by $85,000 reflected as restricted cash on the balance sheet.

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

The cost components of the Company’s operating leases were as follows for the periods ended March 31, 2022 and 2021:

	Three months ended March 31, 2022
	Prior Corporate	Corporate	Additional		Operating
	Headquarters	Headquarters	Office Space	Warehouse	Leases
Operating lease cost	$—	$17,000	$—	$4,000	$21,000
Variable lease cost	—	10,000	—	3,000	13,000
Total	$—	$27,000	$—	$7,000	$34,000

	Three months ended March 31, 2021
	Prior Corporate	Corporate	Additional		Operating
	Headquarters	Headquarters	Office Space	Warehouse	Leases
Operating lease cost	$38,000	$—	$—	$—	$38,000
Variable lease cost	24,000	—	—	—	24,000
Short-term lease cost	—	—	11,000	—	11,000
Total	$62,000	$—	$11,000	$—	$73,000

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs which are paid based on actual costs incurred by the lessor.

Maturities of the Company’s lease liabilities for its corporate headquarters and its warehouse operating leases are as follows as of March 31, 2022:

Maturity of Lease Liabilities	Leases
2022	$63,000
2023	72,000
2024	40,000
Total lease payments	175,000
Less: Interest	(9,000)
Present value of lease liabilities	$166,000

The remaining lease terms as of March 31, 2022 for the Company’s corporate headquarters and its warehouse leases were 2.3 years and 1.0 years, respectively. The cash outflows for operating leases for the three months ended March 31, 2022 and March 31, 2021 were $21,000 and $68,000, respectively.

4.

Income Taxes. For the three months ended March 31, 2022, the Company recorded income tax expense of $8,000, or 11.4% of income before taxes. For the three months ended March 31, 2021, the Company recorded income tax expense of $13,000, or (1.8%) of loss before taxes. The income tax expense for the three months ended March 31, 2022 and 2021 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2022 and 2021 effective tax rates and the statutory federal rate are nondeductible stock-based compensation, nondeductible meals and entertainment and changes in the Company’s valuation allowance against its deferred tax assets. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss).

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

As of March 31, 2022, and December 31, 2021, the Company had unrecognized tax benefits totaling $721,000 and $711,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $721,000. The Company believes that it is probable that a decrease of up to $665,000 in unrecognized tax benefits related to state exposures may be necessary in the third quarter of 2022, which would reduce accrued income taxes and increase income tax benefit.

11

5.

Concentrations. During the three months ended March 31, 2022, three customers accounted for 27%, 23% and 11%, respectively, of the Company’s total net sales. During the three months ended March 31, 2021, two customers accounted for 17% and 14%, respectively, of the Company’s total net sales. At March 31, 2022, three customers accounted for 23%, 19% and 17%, respectively, of the Company’s total accounts receivable. At December 31, 2021, two customers represented 25% and 19%, respectively, of the Company’s total accounts receivable.

6.	Legal Proceedings. The Company is subject to various legal matters in the normal course of business.

In July 2019, the Company filed suit against News Corporation, News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. (collectively, “News America”) in the U.S. District Court in Minnesota, alleging violations of federal and state antitrust and tort laws by News America. The complaint alleges that News America has monopolized the national market for third-party in-store advertising and promotion products and services through various wrongful acts designed to harm the Company, its last significant competitor. The suit seeks, among other relief, an injunction sufficient to prevent further antitrust injury and an award of treble damages to be determined at trial for the harm caused to our Company.

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

Following the close of discovery, on August 27, 2021, News America moved for summary judgment on Insignia’s claims. On September 17, 2021, Insignia filed its response opposing summary judgment. On October 1, 2021, News America filed its reply brief. The court cancelled a hearing on the motion originally scheduled for January 26, 2022, and referred the case to mediation. The court has rescheduled the hearing on News America’s summary judgment motion for June 22, 2022. At this stage of the proceedings, the Company is unable to determine the likelihood of an unfavorable outcome or estimate any potential resulting liability.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere, including Part II, Item 1A, in this Quarterly Report on Form 10-Q and the “Risk Factors” described in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our Current Reports on Form 8-K and our other SEC filings.

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

Up until 2020, our primary solution had been in-store signage, specifically Point-Of-Purchase Services (POPS®). The Insignia POPS solution is a national, account-specific, shelf-edge advertising and promotion tactic. Primarily as a result of competitive pressures and also due to COVID-19, our in-store signage business has declined and become less of a focus in our growth. Beginning in 2018 we began developing and offering an expanded portfolio of solutions including on-pack, merchandising and digital solutions in addition to our core business. Our expanded portfolio allows us to meet the needs of brands, retailers and their agents as their business strategies evolve behind an ever-changing retail landscape. Over the course of 2021 based on client feedback, business results and expanded team capabilities our primary focus is now on in-store solutions, resulting in our decision to exit digital solutions in addition to right-sizing our in-store signage portfolio. With our diversification of business, we recognized over 75% of our revenue from these recently developed solutions in 2021 and over 95% for the three months ended March 31, 2022.

Over the last two years we have significantly reduced operating costs and retailer commitments. In the last half of 2020 we outsourced most of our printing and IT operations. In 2021 we relocated our headquarters and operations, both to smaller, more efficient leased spaces, and also restructured operations in December 2021. These changes contributed to reduced expenses in the three months ended March 31, 2022 and are expected to continue to drive savings for the remainder of 2022 compared to 2021.

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

Impacts and Potential Future Impacts of COVID-19 on Our Business

The COVID-19 pandemic has significantly and adversely impacted our operations and the operations of our CPG customers and retailers because of quarantines, illnesses, and travel and logistics restrictions. The financial impact of COVID-19 for 2020 was significant. A significant number of programs originally slated for execution in the second quarter were cancelled. While the impact of COVID-19 moderated to some extent in 2021 and the first quarter of 2022, we believe it continues to negatively impact our business. Even if the COVID-19 pandemic moderates further, we may continue to experience adverse impacts on our business because of any economic recession or depression that has occurred or may occur. Therefore, we cannot reasonably estimate the full extent of the impact on our results of operation and financial condition, but it could be material and last for an extended period of time. We continue to monitor our liquidity, including frequent cost and spending assessments and reductions across our organization.

Business Overview

Summary of Financial Results

For the quarter ended March 31, 2022, the Company generated revenues of $6,148,000, as compared with revenues of $5,386,000 for the quarter ended March 31, 2021. Net income for the quarter ended March 31, 2022 was $62,000, as compared to a net loss of $737,000 for the quarter ended March 31, 2021. Revenue from our non-POPS solutions has increased significantly for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, partially offset by continued declines in our signage business due to competitive pressure, which we expect to continue. In 2021 we invested in both people and resources to support the growth of non-POPS, while also shifting resources away from signage. We continue to pursue a variety of efforts designed to drive innovation, client acquisitions and retailer expansions. During the first nine months of 2021, litigation expenses increased significantly compared to prior quarters. Litigation expenses for 2022 are expected to decrease in comparison to 2021 and to be similar to 2020 expenses. We also recognized a gain of $1,062,000 on the forgiveness of our PPP loan during the first quarter of 2021.

During the quarter ended March 31, 2022, cash and cash equivalents and restricted cash decreased $3,370,000 from $3,851,000 at December 31, 2021 to $481,000 at March 31, 2022. The decrease was primarily driven by the increase in net sales for the three months ended March 31, 2022 compared to the three months ended December 31, 2021, resulting in a $2,206,000 increase in accounts receivable. We have no debt other than our lease obligations at March 31, 2022. Working capital increased $135,000 from $3,716,000 at December 31, 2021 to $3,851,000 at March 31, 2022. Cash and cash equivalents plus restricted cash at April 30, 2022 was $3.0 million.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Condensed Statements of Operations as a percentage of total net sales.

For the Three Months Ended March 31	2022	2021
Net sales	100.0%	100.0%
Cost of sales	79.2	82.8
Gross profit	20.8	17.2
Operating expenses:
Selling	5.6	9.6
Marketing	4.2	4.4
General and administrative	9.8	35.9
Total operating expenses	19.6	49.9
Operating income (loss)	1.2	(32.7)
Other income (expense)	(0.1)	19.2
Income (loss) before taxes	1.1	(13.5)
Income tax expense	0.1	0.2
Net income (loss)	1.0%	(13.7)%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net Sales. Net sales for the three months ended March 31, 2022 increased 14.1% to $6,148,000 compared to $5,386,000 for the three months ended March 31, 2021. The increase was due to 48.0% increase in non-POPS revenue, partially offset by a 83.0% decrease in POPS solutions revenue. For the three months ended March 31, 2022, non-POPS revenue has increased due to both sales to new CPGs and an increase in sales to existing CPGs. Due to sales cycles within the retailers that our non-POPS solutions execute we anticipate seasonality in sales, with those sales being relatively stronger in the first quarter of the year. Our display business generally consists of larger contracts versus our historical signage business. As a result, our revenue may be prone to variances on a year over year basis. This is expected the case for the three months ending June 30, 2022, when we will be lapping two programs from the three months ended June 30, 2021 that will not be repeating in 2022. Competitive pressures have resulted in decreased POPS solutions revenue for three months ended March 31, 2022 versus the three months ended March 31, 2021, including the expiration in April 2021 of our 10-year selling agreement with News America Marketing In-Store (“News America”). We expect POPS revenue will continue to decline in 2022 in comparison to 2021 as we have reduced the number of stores in our network due to competitive pressures.

Gross Profit. Gross profit for the three months ended March 31, 2022 increased 37.8% to $1,280,000 compared to $929,000 for the three months ended March 31, 2021. Gross profit as a percentage of total net sales increased to 20.8% for the three months ended March 31, 2022, compared to 17.2% for the three months ended March 31, 2021. The increase in gross profit was primarily due to an improvement in non-POPS gross profit due to the Company’s decision in the prior year to make an investment in the execution of a large non-POPS program in the three months ended March 31, 2021.

Operating Expenses

Selling. Selling expenses for the three months ended March 31, 2022 decreased 33.7% to $342,000 compared to $516,000 for the three months ended March 31, 2021. Decreased selling expense was primarily the result of decreased staff related expenses. Selling expenses as a percentage of total net sales decreased to 5.6% for the three months ended March 31, 2022 compared to 9.6% for the three months ended March 31, 2021. The decrease was primarily due to the factors described above, in addition to increased sales.

Marketing. Marketing expenses for the three months ended March 31, 2022 increased 10.2% to $259,000 compared to $235,000 for the three months ended March 31, 2021. Increased marketing expense was primarily the result of increased staffing expenses. Marketing expenses as a percentage of total net sales decreased to 4.2% for the three months ended March 31, 2022 compared to 4.4% for the three months ended March 31, 2021. The decrease was primarily due to increased sales, partially offset by the factors described above.

General and administrative. General and administrative expenses for the three months ended March 31, 2022 decreased 68.7% to $606,000 compared to $1,937,000 for the three months ended March 31, 2021. The decrease was primarily due to expenses incurred as a result of the litigation with News America. Litigation expenses in 2022 are expected to be substantial but to decrease in comparison to 2021 and to be similar to 2020 expenses. General and administrative expenses as a percentage of total net sales decreased to 9.8% for the three months ended March 31, 2022 compared to 35.9% for the three months ended March 31, 2021. The decrease was primarily due to the factors described above, in addition to increased sales.

Other Income (Expense). Other expense for the three months ended March 31, 2022 was $3,000 compared to income of $1,035,000 for the three months ended March 31, 2021. The change was due to the 2021 gain on forgiveness of debt and accrued interest of $1,062,000 from the SBA forgiving the Company of its promissory loan entered into pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

Income Taxes. For the three months ended March 31, 2022, the Company recorded income tax expense of $8,000, or 11.4% of income before taxes. For the three months ended March 31, 2021, the Company recorded income tax expense of $13,000, or (1.8%) of loss before taxes. The income tax expense for the three months ended March 31, 2022 and 2021 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2022 and 2021 effective tax rates and the statutory federal rate are nondeductible stock-based compensation, nondeductible meals and entertainments as well as changes in the Company’s valuation allowance against its deferred tax assets.

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

As of March 31, 2022, and December 31, 2021, the Company had unrecognized tax benefits totaling $721,000 and $711,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $721,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the Company believes that it is probable that a decrease of up to $665,000 in unrecognized tax benefits related to state exposures may be necessary in the third quarter of 2022, which would reduce accrued income taxes and increase income tax benefit.

Net Income (Loss). For the reasons stated above, net income for the three months ended March 31, 2022 was $62,000, compared to a net loss of $737,000 for the three months ending March 31, 2021. As discussed in the sales section, we anticipate seasonality in sales, with sales relatively lower in the remaining quarters of the year and correspondingly lower gross profit and income in the subsequent quarters.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At March 31, 2022, working capital was $3,851,000 (defined as current assets less current liabilities) compared to $3,716,000 at December 31, 2021. During the three months ended March 31, 2022, cash and cash equivalents and restricted cash decreased $3,370,000 from $3,851,000 at December 31, 2021 to $481,000 at March 31, 2022. Cash and cash equivalents at April 30, 2022 was $3.0 million.

Operating Activities. Net cash used in operating activities during the three months ended March 31, 2022 was $3,380,000. Net income of $62,000, plus non-cash adjustments of $34,000, less changes in operating assets and liabilities of $3,476,000 resulted in the $3,380,000 of cash used in operating activities. The non-cash adjustments consisted of depreciation expense, changes in allowance for doubtful accounts and stock-based compensation expense. The largest component of the change in operating assets and liabilities was accounts receivable which increased $2,206,000 from December 31, 2021. The increase was a result of increased net sales for the three months ended March 31, 2022 compared to the fourth quarter of 2021. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities, deferred revenue and prepaid production costs will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities. Net cash used in investing activities during the three months ended March 31, 2022 was $18,000, which related to purchases of property and equipment.

Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2022 was $28,000, which related to proceeds received from issuance of common stock under the employee stock purchase plan.

The Company has experienced net losses and used significant cash in operations in each of the last three years and also used significant cash in the first quarter of 2022. There is uncertainty regarding our ability to achieve and maintain profitability. Although the Company is continuing to explore strategic alternatives to maximize shareholder value and management has taken actions to reduce cash use, we cannot be sure these actions will sufficiently reduce or eliminate future losses. While we believe the Company has adequate cash to meet its cash requirements for at least the next 12 months, if cash flows from operations together with cash and cash equivalents are not sufficient to fund our operations and any necessary capital expenditures in the longer term, and we are unable to secure alternative sources of financing on terms acceptable to us, then our results of operations, financial condition and liquidity would be materially adversely affected.

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

Critical Accounting Estimates

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to allowance for doubtful accounts, income taxes, sales tax, and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements.

Our significant accounting policies are described in Note 1 to the annual financial statements included in Part II, Item 8 of our Annual Report on Form 10-K as of and for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 9, 2022. We believe our most critical accounting estimates include the following:

•	allowance for doubtful accounts;
•	sales tax;
•	income taxes; and
•	stock-based compensation.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts that are not statements of historical or current facts are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “future,” “likely,” “may,” “projects,” “seeks,” “will” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for at least the next twelve months; and (ii) that we expect fluctuations in accounts receivable and payable, accrued liabilities, revenue deferrals, and prepaid production costs. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (i) the impacts of the COVID-19 pandemic including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for our products and services; (ii) local, regional, national, and international economic conditions that have deteriorated as a result of the COVID-19 pandemic including the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and our assessment of that impact; (iii) management’s ability to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (iv) the Company’s success in developing and implementing new product offerings, in a successful manner; (v) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with CPG retailers and manufacturers; (vi) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions and the effect of current sales trends on fiscal year 2022 results; (vii) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a CPG manufacturer or retailer; (viii) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally; (ix) our ability to successfully manage our IT operating infrastructure outsourcing arrangement; (x) our ability to attract and retain highly qualified managerial, operational and sales personnel; and (xi) the final outcome of our litigation with News America. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q, and any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer and its principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures as of March 31, 2022 were effective.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the first quarter of 2022 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A description of our legal proceedings, if any, is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in of Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

101

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Financial Statements.

Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.
(Registrant)

Dated: May 11, 2022	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant and as principal financial officer)

Dated: May 11, 2022	/s/ Zackery A. Weber
Zackery A. Weber
Vice President of Finance
(principal accounting officer)

