Form 10-Q
period 2022-06-30
INSIGNIA SYSTEMS INC/MN
filed 2022-08-10
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

_______________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to ____________

Commission File Number: 1-13471

INSIGNIA SYSTEMS INC/MN.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 Third Avenue N Suite 356, Minneapolis, MN 55401
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

Number of shares outstanding of Common Stock, $.01 par value, as of August 8, 2022 was 1,793,110.

Insignia Systems, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,302,000	$3,766,000
Restricted cash	85,000	85,000
Accounts receivable, net	4,124,000	5,247,000
Inventories	25,000	19,000
Income tax receivable	6,000	4,000
Prepaid production costs	103,000	867,000
Other prepaid expense	189,000	366,000
Total Current Assets	6,834,000	10,354,000

Other Assets:
Property and equipment, net	97,000	113,000
Operating lease right-of-use assets	145,000	183,000

Total Assets	$7,076,000	$10,650,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	1,318,000	2,539,000
Accrued liabilities:
Compensation	557,000	464,000
Sales tax	805,000	1,287,000
Other	648,000	1,430,000
Current portion of operating lease liabilities	75,000	76,000
Deferred revenue	602,000	842,000
Total Current Liabilities	4,005,000	6,638,000

Long-Term Liabilities:
Accrued income taxes	730,000	711,000
Operating lease liabilities	72,000	108,000
Total Long-Term Liabilities	802,000	819,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,793,000 at June 30, 2022 and 1,782,000 at December 31, 2021, respectively	18,000	18,000
Additional paid-in capital	16,394,000	16,296,000
Accumulated deficit	(14,143,000)	(13,121,000)
Total Shareholders' Equity	2,269,000	3,193,000

Total Liabilities and Shareholders' Equity	$7,076,000	$10,650,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Net services revenues	$3,254,000	$6,096,000	$9,402,000	$11,482,000

Cost of services	2,838,000	4,888,000	7,706,000	9,345,000
Gross Profit	416,000	1,208,000	1,696,000	2,137,000

Operating Expenses:
Selling	290,000	465,000	632,000	981,000
Marketing	279,000	260,000	538,000	495,000
General and administrative	948,000	1,336,000	1,554,000	3,273,000
Total Operating Expenses	1,517,000	2,061,000	2,724,000	4,749,000
Operating Loss	(1,101,000)	(853,000)	(1,028,000)	(2,612,000)

Other Income (Expense):
Gain on forgiveness of debt and accrued interest	—	—	—	1,062,000
Other income (expense)	31,000	(31,000)	28,000	(58,000)
Total Other Income (expense)	31,000	(31,000)	28,000	1,004,000
Loss before Taxes	(1,070,000)	(884,000)	(1,000,000)	(1,608,000)

Income tax expense	14,000	10,000	22,000	23,000
Net Loss	$(1,084,000)	$(894,000)	$(1,022,000)	$(1,631,000)

Net loss per share:
Basic	$(0.61)	$(0.51)	$(0.57)	$(0.93)
Diluted	$(0.61)	$(0.51)	$(0.57)	$(0.93)

Shares used in calculation of net loss per share:
Basic	1,788,000	1,755,000	1,787,000	1,753,000
Diluted	1,788,000	1,755,000	1,787,000	1,753,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	1,782,000	$18,000	$16,296,000	$(13,121,000)	$3,193,000
Issuance of common stock, net	4,000	—	28,000	—	28,000
Value of stock-based compensation	—	—	30,000	—	30,000
Net income	—	—	—	62,000	62,000

Balance at March 31, 2022	1,786,000	$18,000	$16,354,000	$(13,059,000)	$3,313,000
Issuance of common stock, net	1,000	—	11,000	—	11,000
Value of stock-based compensation	—	—	29,000	—	29,000
Issuance of common stock upon vesting of restricted stock units	6,000	—	—	—	—
Net loss	—	—	—	(1,084,000)	(1,084,000)
Balance at June 30, 2022	1,793,000	$18,000	$16,394,000	$(14,143,000)	$2,269,000

	Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	1,748,000	$17,000	$16,238,000	$(9,587,000)	$6,668,000
Issuance of common stock, net	6,000	1,000	25,000	—	26,000
Value of stock-based compensation	—	—	56,000	—	56,000
Net loss	—	—	—	(737,000)	(737,000)

Balance at March 31, 2021	1,754,000	$18,000	$16,319,000	$(10,324,000)	$6,013,000
Value of stock-based compensation	—	—	86,000	—	86,000
Repurchase of common stock upon vesting of restricted stock units	11,000	—	(9,000)	—	(9,000)
Net loss	—	—	—	(894,000)	(894,000)
Balance at June 30, 2021	1,765,000	$18,000	$16,396,000	$(11,218,000)	$5,196,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30	2022	2021
Operating Activities:
Net loss	$(1,022,000)	$(1,631,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,000	32,000
Gain on sale of property and equipment	—	(7,000)
Changes in allowance for doubtful accounts	27,000	53,000
Stock-based compensation expense	59,000	142,000
Gain on forgiveness of debt and accrued interest	—	(1,062,000)
Changes in operating assets and liabilities:
Accounts receivable	1,096,000	967,000
Inventories	(6,000)	(6,000)
Income tax receivable	(2,000)	(1,000)
Prepaid expenses and other	941,000	536,000
Accounts payable	(1,208,000)	(647,000)
Accrued liabilities	(1,170,000)	361,000
Income tax payable	19,000	17,000
Deferred revenue	(240,000)	95,000
Net cash used in operating activities	(1,475,000)	(1,151,000)

Investing Activities:
Purchases of property and equipment	(28,000)	(32,000)
Proceeds from sale of property and equipment	—	16,000
Net cash used in investing activities	(28,000)	(16,000)

Financing Activities:
Proceeds from issuance of common stock, net	39,000	26,000
Cash dividends paid ($0.70 per share)	—	(14,000)
Repuchase of common stock upon vesting of restricted stock awards	—	(9,000)
Net cash provided by financing activities	39,000	3,000

Decrease in cash and cash equivalents and restricted cash	(1,464,000)	(1,164,000)

Cash and cash equivalents and restricted cash at beginning of period	3,851,000	7,128,000
Cash and cash equivalents and restricted cash at end of period	$2,387,000	$5,964,000

Supplemental disclosures for cash flow information:
Cash paid during the period for income taxes	$5,000	$7,000

Non-cash financing activity:
Operating lease right-of-use asset obtained in exchange for lease obligation	$-	$33,000
Forgiveness of debt and accrued interest	$-	$1,062,000
Purchase of property and equipment included in accounts payable	$-	$15,000

See accompanying notes to financial statements.

Insignia Systems, Inc.

Notes To Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies.

Description of Business.Insignia (the “Company”) is a leading provider of in-store solutions to consumer-packaged goods (“CPG”) manufacturers, retailers, shopper marketing agencies and brokerages. The Company operates in a single reportable segment. The Company’s leadership and employees have extensive industry knowledge with direct experience in both CPG manufacturers and retailers. The Company provides marketing solutions to CPG manufacturers spanning from some of the largest multinationals to new and emerging brands. The Company’s primary solutions are merchandising solutions, on-pack solutions and signage.

Basis of Presentation.The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2022 (the Form 10-K). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited balance sheet as of December 31, 2021 contained in the Form 10-K.

Cash and Cash Equivalents and Restricted Cash.The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$2,302,000	$3,766,000
Restricted cash	85,000	85,000
Total cash, cash equivalents and restricted cash	$2,387,000	$3,851,000

Inventories. Inventories are primarily comprised of sign cards and hardware. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	June 30,	December 31,
	2022	2021
Property and Equipment:
Production tooling, machinery and equipment	$27,000	$27,000
Office furniture and fixtures	95,000	95,000
Computer equipment and software	756,000	753,000
Leasehold improvements	19,000	19,000
Construction in-progress	16,000	4,000
	913,000	898,000
Accumulated depreciation and amortization	(816,000)	(785,000)
Net Property and Equipment	$97,000	$113,000

Depreciation expense was approximately $15,000 and $31,000 in the three and six months ended June 30, 2022, respectively, and was $11,000 and $32,000 in the three and six months ended June 30, 2021, respectively.

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

During the six-month periods ended June 30, 2022 and 2021 no equity awards were issued by the Company, except those awarded to non-employee members of the Board of Directors in June 2021.

In June 2021, non-employee members of the Board of Directors received restricted stock grants totaling 5,514 shares pursuant to the 2018 Equity Incentive Plan. The shares underlying the awards were assigned a value of $8.16 per share, which was the closing price of the Company’s common stock on the date of grant, for a total grant date value of $45,000.  The shares vested on June 1, 2022.

Total stock-based compensation expense recorded for the three and six months ended June 30, 2022 was $29,000 and $59,000, respectively, and for the three and six months ended June 30, 2021 was $86,000 and $142,000, respectively.

Net Loss per Share. Basic net loss per share is computed by dividing net loss by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period.

Due to the net loss incurred during the three and six months ended June 30, 2022 and 2021 all outstanding stock awards were anti-dilutive for those periods. As of June 30, 2022, the Company had 14,086 options and 3,396 restricted units outstanding. As of June 30, 2021, the Company had 21,741 options and 37,879 restricted units outstanding.

Weighted average common shares outstanding for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Denominator for basic net loss per share - weighted average shares	1,788,000	1,755,000	1,787,000	1,753,000
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—	—
Denominator for diluted net loss per share - weighted average shares	1,788,000	1,755,000	1,787,000	1,753,000

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

The Company includes shipping and handling fees in revenues. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of services.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by timing of revenue recognition.

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	Services Revenues	Services Revenues	Services Revenues	Services Revenues
Timing of revenue recognition:
Services transferred over time	$502,000	$1,861,000	$958,000	$3,884,000
Services transferred at a point in time	2,752,000	4,235,000	8,444,000	7,598,000
Total	$3,254,000	$6,096,000	$9,402,000	$11,482,000

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

Deferred Revenue

Deferred revenues represent amounts collected from customers in advance of the satisfaction of performance obligations.  Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2021	$842,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(478,000)
Cash received in advance and not recognized as revenue	238,000
Balance at June 30, 2022	$602,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of its performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. Among our contracts with an expected duration of greater than one year, we anticipate that revenue of $56,000 and $57,000 related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2022 will be recognized during the remainder of fiscal 2022 and 2023, respectively.

3. Leases. As of June 30, 2022 the Company leases space under two non-cancelable operating leases for its corporate headquarters and for warehouse space. Both leases have escalating lease payment terms but neither contains a contingent rent provision. The Company also had a lease for additional office space under an operating lease that expired August 31, 2021. The leases for both the Company’s corporate headquarters and its warehouse include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. The headquarters lease required the Company to provide a letter of credit, which is supported by $85,000 reflected as restricted cash on the balance sheet.

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

The cost components of the Company’s operating leases were as follows for the three and six month periods ended June 30, 2022 and 2021:

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Corporate Headquarters	Warehouse	Operating Leases	Corporate Headquarters	Additional Office Space	Warehouse	Operating Leases
Operating lease cost	$16,000	$5,000	$21,000	$33,000	$-	$9,000	$42,000
Variable lease cost	10,000	3,000	13,000	20,000	-	6,000	26,000
Total	$26,000	$8,000	$34,000	$53,000	$-	$15,000	$68,000

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Additional Office Space	Warehouse	Operating Leases	Prior Corporate Headquarters	Additional Office Space	Warehouse	Operating Leases
Operating lease cost	$-	$4,000	$4,000	$38,000	$-	$4,000	$42,000
Variable lease cost	-	5,000	5,000	24,000	-	5,000	29,000
Short-term lease cost	10,000	-	10,000	-	21,000	-	21,000
Total	$10,000	$9,000	$19,000	$62,000	$21,000	$9,000	$92,000

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs which are paid based on actual costs incurred by the lessor.

Maturities of the Company’s lease liabilities for its corporate headquarters and its warehouse operating leases are as follows as of June 30, 2022:

Maturity of Lease Liabilities	Leases
2022	$42,000
2023	72,000
2024	40,000
Total lease payments	154,000
Less: Interest	(7,000)
Present value of lease liabilities	$147,000

The remaining lease terms as of June 30, 2022 for the Company’s corporate headquarters and its warehouse leases were 2.0 years and 0.8 years, respectively. The cash outflows for operating leases were $20,000 and $41,000 for the three and six months ended June 30, 2022, respectively, and were $4,000 and $72,000 for the three and six months ended June 30, 2021, respectively.

4. Income Taxes. For the three and six months ended June 30, 2022, the Company recorded income tax expense of $14,000 and $22,000, respectively, or 1.3% and 2.2% of loss before taxes, respectively. For the three and six months ended June 30, 2021, the Company recorded income tax expense of $10,000 and $23,000, respectively, or 1.1% and 1.4% of loss before taxes, respectively. The income tax expense for the three and six months ended June 30, 2022 and 2021 is comprised of federal and state taxes. The primary differences between the Company’s June 30, 2022 and 2021 effective tax rates and the statutory federal rate are nondeductible stock-based compensation, nondeductible meals and entertainment, nondeductible penalties and increases in the Company’s valuation allowance against its deferred tax assets; and for the period ended June 30, 2021, loan forgiveness from the Paycheck Protection Program (PPP) loan.

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

As of June 30, 2022, and December 31, 2021, the Company had unrecognized tax benefits totaling $730,000 and $711,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $730,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the Company expects to record a decrease of approximately $695,000 in unrecognized tax benefits related to state exposures in the third quarter of 2022, which will reduce accrued income taxes and increase income tax benefit.

5. Concentrations. During the six months ended June 30, 2022, three customers accounted for 22%, 15% and 10%, respectively of the Company’s total net sales. During the six months ended June 30, 2021, three customers accounted for 15%, 12% and 11%, respectively of the Company’s total net sales. At June 30, 2022, two customers represented 32% and 10%, respectively of the Company’s total accounts receivable. At December 31, 2021, two customers represented 25% and 19%, respectively, of the Company’s total accounts receivable.

6. Legal Proceedings. In July 2019, the Company filed suit against News Corporation, News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. (collectively, “News America”) in the U.S. District Court in Minnesota, alleging violations of federal and state antitrust and tort laws by News America.

Subsequent to the end of the quarter, on July 1, 2022, the Company entered into a $20 million settlement agreement with News America.  The agreement memorializes the amicable settlement of the Company’s outstanding lawsuit against News America.  The agreement is expected to result in net proceeds before income tax of between $11,500,000 and $12,000,000 for the Company, which will be recorded as pretax income in the quarter ending September 30, 2022.

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

8. Subsequent Event. Subsequent to June 30, 2022, the Company entered into a Confidential Settlement Agreement and Mutual Release with News America. See Note 6 for details.

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

Up until 2020, our primary solution had been in-store signage, specifically Point-Of-Purchase Services (POPS®). The Insignia POPS solution is a national, account-specific, shelf-edge advertising and promotion tactic. Primarily as a result of competitive pressures and also due to COVID-19, our in-store signage business has declined and become less of a focus in our growth. Beginning in 2018 we began developing and offering an expanded portfolio of solutions including on-pack, merchandising and digital solutions in addition to our core business. Our expanded portfolio allows us to meet the needs of brands, retailers and their agents as their business strategies evolve behind an ever-changing retail landscape. Over the course of 2021 based on client feedback, business results and expanded team capabilities our primary focus is now on in-store solutions, resulting in our decision to exit digital solutions in addition to right-sizing our in-store signage portfolio. With our diversification of business, we recognized over 75% of our revenue from these recently developed solutions in 2021 as well as for the six months ended June 30, 2022.

Over the last two years we have significantly reduced operating costs and retailer commitments. In the last half of 2020 we outsourced most of our printing and IT operations. In 2021 we relocated our headquarters and operations, both to smaller, more efficient leased spaces, and also restructured operations in December 2021. These changes contributed to reduced expenses in the six months ended June 30, 2022 and are expected to continue to drive savings for the remainder of 2022 compared to 2021.

Subsequent to the end of the quarter, on July 1, 2022, the Company entered into a $20 million settlement agreement with News America.  The agreement memorializes the amicable settlement of the Company’s outstanding lawsuit against News America.  The agreement is expected to result in net proceeds before income tax of between $11,500,000 and $12,000,000 for the Company, which will be recorded as pretax income in the quarter ending September 30, 2022.

We are also continuing to explore strategic options to maximize shareholder value. Potential strategic alternatives that may be evaluated include, but are not limited to, an acquisition, merger, business combination, in-licensing, or other strategic transaction. There can be no assurance that this process will result in any transaction.

Business Overview

Summary of Financial Results

For the quarter ended June 30, 2022, the Company generated net sales of $3,254,000, as compared with net sales of $6,096,000 for the quarter ended June 30, 2021. For the six months ended June 30, 2022, the Company generated net sales of $9,402,000, as compared with net sales of $11,482,000 in the six months ended June 30, 2021. Net loss for the quarter ended June 30, 2022 was $1,084,000, as compared to a net loss of $894,000 for the quarter ended June 30, 2021. Net loss for the six months ended June 30, 2022 was $1,022,000, as compared to a net loss of $1,631,000 for the six months ended June 30, 2021.  For the three months ended June 30, 2022 net sales was significantly impacted due to two programs from the three months ended June 30, 2021 that were not repeated in the three months ended June 30, 2022.  That, combined with continued declines in our signage business due to competitive pressures, resulted in $2,080,000 lower net sales for the six months ended June 30, 2022. During the first nine months of 2021, litigation expenses increased significantly compared to prior quarters. Litigation expenses for 2022 decreased in comparison to 2021 culminating with the Litigation Settlement on July 1, 2022.  We also recognized a gain of $1,062,000 on the forgiveness of our Paycheck Protection Program (“PPP”) loan during the first quarter of 2021.

During the six months ended June 30, 2022, cash and cash equivalents and restricted cash decreased by $1,464,000 from $3,851,000 at December 31, 2021, to $2,387,000 at June 30, 2022. The decrease was primarily driven by the net loss for the six months ended June 30, 2022. We have no debt other than our lease obligations at June 30, 2022. Working capital decreased $887,000 from $3,716,000 at December 31, 2021 to $2,829,000 at June 30, 2022.

Primarily as a result of the net proceeds from the Litigation Settlement after the end of the quarter cash and cash equivalents plus restricted cash at July 31, 2022 were $14.9 million.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Condensed Statements of Operations as a percentage of total net sales.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.2	80.2	82.0	81.4
Gross profit	12.8	19.8	18.0	18.6
Operating expenses:
Selling	8.9	7.6	6.7	8.5
Marketing	8.6	4.3	5.7	4.3
General and administrative	29.1	21.9	16.5	28.5
Total operating expenses	46.6	33.8	28.9	41.3
Operating loss	(33.8)	(14.0)	(10.9)	(22.7)
Other income (expense)	0.9	(0.5)	0.2	8.7
Loss before taxes	(32.9)	(14.5)	(10.7)	(14.0)
Income tax expense	0.4	0.2	0.2	0.2
Net loss	(33.3)%	(14.7)%	(10.9)%	(14.2)%

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

Net Sales.  Net sales for the three months ended June 30, 2022 decreased 46.6% to $3,254,000 compared to $6,096,000 for the three months ended June 30, 2021. Net sales for the six months ended June 30, 2022 decreased 18.1% to $9,402,000 compared to $11,482,000 for the six months ended June 30, 2021. The decrease was due to lapping two programs from the three months ending June 30, 2021 that were not repeated in the three months ending June 30, 2022.  As a result, our non-POPS revenue decreased 36.9% for the three months ended June 30, 2022, in addition to a 82.5% decrease in POPS solutions revenue for the three months ended June 30, 2022. For the six months ended June 30, 2022, non-POPS revenue has increased 2.0%.  Due to sales cycles within the retailers that our non-POPS solutions execute we anticipate seasonality in sales, with those sales being relatively stronger in the first quarter of the year. Our display business generally consists of larger contracts versus our historical signage business. As a result, our revenue may be prone to variances on a year over year basis.  Competitive pressures, including the expiration in April 2021 of our 10-year selling agreement with News America have resulted in decreased POPS solutions revenue for three and six months ended June 30, 2022 versus the three and six months ended June 30, 2021. We expect POPS revenue will continue to decline in 2022 in comparison to 2021 as we have reduced the number of stores in our network.

Gross Profit. Gross profit for the three months ended June 30, 2022 decreased 65.6% to $416,000 compared to $1,208,000 for the three months ended June 30, 2021. The decrease in gross profit was primarily due to the decline in net sales.  Gross profit as a percentage of total net sales decreased to 12.8% for the three months ended June 30, 2022 compared to 19.8% for the three months ended June 30, 2021.  The decrease was primarily due to the mix of net sales as our non-POPS solutions typically have lower margins, as well as the impact fixed costs have on the gross profit percentage when sales decline.

Gross profit for the six months ended June 30, 2022 decreased 20.6% to $1,696,000 compared to $2,137,000 for the six months ended June 30, 2021. The decrease in gross profit was primarily due to the decline in net sales.  Gross profit as a percentage of total net sales decreased to 18.0% for the six months ended June 30, 2022 compared to 18.6% for the six months ended June 30, 2021.  The decrease was primarily due to mix of net sales as our non-POPS solutions typically have lower margins due to competitive pressures, as well as the impact fixed costs have on the gross profit percentage when sales decline.  This was partially offset in the six months ended June 30, 2022 by the Company’s decision in the prior year to make an investment in the execution of a large non-POPS program in the six months ended June 30, 2021.

Operating Expenses

Selling.  Selling expenses for the three months ended June 30, 2022 decreased 37.6% to $290,000 compared to $465,000 for the three months ended June 30, 2021. Selling expenses for the six months ended June 30, 2022 decreased 35.6% to $632,000 compared to $981,000 for the six months ended June 30, 2021. The decreases for both periods were primarily due to decreased staff and staff related expenses.

Selling expenses as a percentage of total net sales increased to 8.9% for the three months ended June 30, 2022 compared to 7.6% for the three months ended June 30, 2021. The increase was primarily due to decreased sales.  Selling expenses as a percentage of net sales decreased to 6.7% for the six months ended June 30, 2022 compared to 8.5% for the six months ended June 30, 2021. The decrease was primarily due to decreased staff and staff related expenses, partially offset by decreased sales.

Marketing.  Marketing expenses for the three months ended June 30, 2022 increased 7.3% to $279,000 compared to $260,000 for the three months ended June 30, 2021.  Marketing expense for the six months ended June 30, 2022 increased 8.7% to $538,000 compared to $495,000 for the six months ended June 30, 2021. The increases for both periods were primarily the result of increased staff related expenses.

Marketing expenses as a percentage of total net sales increased to 8.6% for the three months ended June 30, 2022 compared to 4.3% for the three months ended June 30, 2021. Marketing expenses as a percentage of net sales increased to 5.7% for the six months ended June 30, 2022 compared to 4.3% for the six months ended June 30, 2021. The increases for both periods were due to increased staff related expenses, in addition to decreased sales.

General and administrative.  General and administrative expenses for the three months ended June 30, 2022 decreased 29.0% to $948,000 compared to $1,336,000 for the three months ended June 30, 2021. General and administrative expenses for the six months ended June 30, 2022 decreased 52.5% to $1,554,000 compared to $3,273,000 for the six months ended June 30, 2021. The decreases for both periods were primarily due to higher expenses incurred in the prior year period as a result of the litigation with News America.  Following the Litigation Settlement on July 1, 2022, the Company does not expect to incur further expense related to the legal proceedings with News America.

General and administrative expenses as a percentage of total net sales increased to 29.1% for the three months ended June 30, 2022 compared to 21.9% for the three months ended June 30, 2021 due to decreased sales, partially offset by the factors described above.  General and administrative expenses as a percentage of net sales decreased to 16.5% for the six months ended June 30, 2022 compared to 28.5% for the six months ended June 30, 2021.  The decrease was due to the factors described above, in addition to decreased sales.

Other Income (Expense).  Other income for the three months ended June 30, 2022 was $31,000 compared to other expense of $31,000 for the three months ended June 30, 2021. Other income for the six months ended June 30, 2022 was $28,000 compared to $1,004,000 for the six months ended June 30, 2021. The significantly higher income in the prior year period reflects the gain on forgiveness of debt and accrued interest of $1,062,000 from the SBA forgiving the Company’s loan pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

Income Taxes.  For the three and six months ended June 30, 2022 the Company recorded income tax expense of $14,000 and $22,000, respectively, or 1.3% and 2.2% of loss before taxes, respectively. For the three and six months ended June 30, 2021, the Company recorded income tax expense of $10,000 and $23,000, respectively, or 1.1% and 1.4% of loss before taxes, respectively. The income tax expense for the three and six months ended June 30, 2022 and 2021 comprises federal and state income taxes. The primary differences between the Company’s June 30, 2022 and 2021 effective tax rates and the statutory federal rate are expenses related to stock-based compensation, nondeductible meals and entertainment, nondeductible penalties and an increase in the Company’s valuation allowance against its deferred tax assets; and for June 30, 2021, nondeductible penalties and loan forgiveness from the PPP loan.

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

As a result of the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of its deferred tax assets have become unfavorable. Management has considered positive and negative evidence for the potential utilization of the deferred tax assets and has concluded, as of June 30, 2022, that it is more likely than not that Company will not realize the full amount of its net deferred tax assets.

As of June 30, 2022, and December 31, 2021, the Company had unrecognized tax benefits totaling $730,000 and $711,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $730,000. Due to the current statute of limitations regarding the unrecognized tax benefits, the Company expects to record a decrease of approximately $695,000 in unrecognized tax benefits related to state exposures in the third quarter of 2022, which will reduce accrued income taxes and increase income tax benefit.

Net Loss.  For the reasons stated above, net loss for the three and six months ended June 30, 2022 was $1,084,000 and $1,022,000, respectively, compared to net loss of $894,000 and $1,631,000, respectively, for the three and six months ending June 30, 2021.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At June 30, 2022, working capital was $2,829,000 (defined as current assets less current liabilities) compared to $3,716,000 at December 31, 2021. During the six months ended June 30, 2022, cash and cash equivalents and restricted cash decreased $1,464,000 from $3,851,000 at December 31, 2021 to $2,387,000 at June 30, 2022.

Operating Activities.  Net cash used by operating activities during the six months ended June 30, 2022, was $1,475,000. Net loss of $1,022,000, plus non-cash adjustments of $117,000, less changes in operating assets and liabilities of $570,000, resulted in the $1,475,000 of cash used in operating activities. The non-cash adjustments consisted of depreciation expense, changes in allowance for doubtful accounts and stock-based compensation expense.  The largest components of the change in operating assets and liabilities were accounts payable which decreased $1,208,000 from December 31, 2021 and accounts receivable which decreased $1,096,000 from December 31, 2021.  These decreases were the result of decreased sales in the second quarter of 2022.  In the normal course of business, our accounts receivable, accounts payable, accrued liabilities, deferred revenue and prepaid production costs will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities.  Net cash used in investing activities during the six months ended June 30, 2022 was $28,000, which related to purchases of property and equipment.

Financing Activities.  Net cash provided by financing activities during the six months ended June 30, 2022 was $39,000, which related to proceeds received from issuance of common stock under the employee stock purchase plan and exercised stock options.

Primarily as a result of the net proceeds from the Litigation Settlement after the end of the period, cash and cash equivalents plus restricted cash at July 31, 2022 were $14.9 million.  The Company believes that based upon current business conditions and plans, its adjusted cash balance after the net proceeds from the Litigation Settlement will be sufficient for its cash requirements for at least the twelve month period subsequent to the filing of this Form 10-Q.

Critical Accounting Estimates

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to allowance for doubtful accounts, income taxes, sales tax, and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements.

Our significant accounting policies and estimates are described in Note 1 to the annual financial statements included in Part II, Item 8 of our Annual Report on Form 10-K as of and for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 9, 2022. We believe our most critical accounting estimates include the following:

•	allowance for doubtful accounts;
•	sales tax;
•	income taxes; and
•	stock-based compensation.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts that are not statements of historical or current facts are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “future,” “likely,” “may,” “projects,” “seeks,” “will” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for at least the next twelve months; and (ii) that we expect fluctuations in accounts receivable and payable, accrued liabilities, revenue deferrals and prepaid production costs. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following:(i) local, regional, national, and international economic conditions that have deteriorated as a result of the COVID-19 pandemic, inflation, and labor shortages, including the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and our assessment of that impact; (ii) management’s ability to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (iii) the Company’s success in developing and implementing new product offerings, in a successful manner; (iv) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with CPG retailers and manufacturers; (v) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions and the effect of current sales trends on fiscal year 2022 results; (vi) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a CPG manufacturer or retailer; (vii) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally; (viii) our ability to successfully manage our IT operating infrastructure outsourcing arrangement; and (ix) our ability to attract and retain highly qualified managerial, operational and sales personnel.  Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2021, and any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer and its principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s principal executive officer and principal financial officer and its principal financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2022 were effective.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the second quarter of 2022 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

A description of our legal proceedings, if any, is contained in Note 6 of the Notes to Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in of Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference to/ Method of Filing

3.1	Restated Articles of Incorporation (effective as of January 4, 2021)	Exhibit 3.1 to Current Report on Form 8-K filed January 6, 2021

3.2	Composite Bylaws, as amended through December 5, 2015	Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2015

10.1	Confidential Settlement Agreement and Mutual Release by and between the Company and News America, dated as of July 1, 2022	Exhibit 10.1 to Current Report on Form 8-K filed July 7, 2022

*10.2	Form of Annual Cash Incentive Compensation Agreement for fiscal year ending December 31, 2022	Filed Electronically

31.1	Certification of Principal Executive and Financial Officer	Filed Electronically

31.2	Certification of Principal Accounting Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL (extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Financial Statements.

Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.
(Registrant)

Dated: August 10, 2022	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant and as principal financial officer)

Dated: August 10, 2022	/s/ Zackery A. Weber
Zackery A. Weber
Vice President of Finance
(principal accounting officer)

