Form 10-Q
period 2022-09-30
INSIGNIA SYSTEMS INC/MN
filed 2022-11-10
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

_______________________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2022

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to ____________

Commission File Number:  1-13471

INSIGNIA SYSTEMS, INC/MN
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

Number of shares outstanding of Common Stock, $.01 par value, as of November 7, 2022 was 1,796,506.

Insignia Systems, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	September 30,
	2022	December 31,
	(Unaudited)	2021
ASSETS
Current Assets:
Cash and cash equivalents	$14,168,000	$3,766,000
Restricted cash	85,000	85,000
Accounts receivable, net	4,723,000	5,247,000
Inventories	37,000	19,000
Income taxes receivable	-	4,000
Prepaid production costs	636,000	867,000
Other prepaid expense	208,000	366,000
Total Current Assets	19,857,000	10,354,000

Other Assets:
Property and equipment, net	84,000	113,000
Operating lease right-of-use assets	126,000	183,000

Total Assets	$20,067,000	$10,650,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	1,944,000	2,539,000
Accrued liabilities:
Compensation	930,000	464,000
Sales tax	775,000	1,287,000
Other	736,000	1,430,000
Income taxes payable	482,000	-
Current portion of operating lease liabilities	71,000	76,000
Deferred revenue	919,000	842,000
Total Current Liabilities	5,857,000	6,638,000

Long-Term Liabilities:
Accrued income taxes	52,000	711,000
Operating lease liabilities	56,000	108,000
Total Long-Term Liabilities	108,000	819,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $0.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,796,000 at September 30, 2022 and 1,782,000 at December 31, 2021, respectively	18,000	18,000
Additional paid-in capital	16,426,000	16,296,000
Accumulated deficit	(2,342,000)	(13,121,000)
Total Shareholders' Equity	14,102,000	3,193,000

Total Liabilities and Shareholders' Equity	$20,067,000	$10,650,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Net services revenues	$4,869,000	$3,493,000	$14,271,000	$14,975,000

Cost of services	4,031,000	2,948,000	11,737,000	12,293,000
Gross Profit	838,000	545,000	2,534,000	2,682,000

Operating Expenses:
Selling	294,000	425,000	926,000	1,406,000
Marketing	249,000	266,000	787,000	761,000
General and administrative	756,000	779,000	2,310,000	4,052,000
Total Operating Expenses	1,299,000	1,470,000	4,023,000	6,219,000
Gain from litigation settlement, net	12,000,000	—	12,000,000	—
Operating Income (Loss)	11,539,000	(925,000)	10,511,000	(3,537,000)

Other Income (Expense):
Gain on forgiveness of debt and accrued interest	—	—	—	1,062,000
Other income (expense)	72,000	13,000	100,000	(45,000)
Total Other Income	72,000	13,000	100,000	1,017,000
Income (Loss) Before Taxes	11,611,000	(912,000)	10,611,000	(2,520,000)

Income tax (benfit) expense	(190,000)	9,000	(168,000)	32,000
Net Income (Loss)	$11,801,000	$(921,000)	$10,779,000	$(2,552,000)

Net income (loss) per share:
Basic	$6.57	$(0.52)	$6.02	$(1.45)
Diluted	$6.57	$(0.52)	$6.00	$(1.45)

Shares used in calculation of net income (loss) per share:
Basic	1,795,000	1,766,000	1,790,000	1,757,000
Diluted	1,796,000	1,766,000	1,796,000	1,757,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	1,782,000	$18,000	$16,296,000	$(13,121,000)	$3,193,000
Issuance of common stock, net	4,000	—	28,000	—	28,000
Value of stock-based compensation	—	—	30,000	—	30,000
Net income	—	—	—	62,000	62,000
Balance at March 31, 2022	1,786,000	$18,000	$16,354,000	$(13,059,000)	$3,313,000
Issuance of common stock, net	1,000	—	11,000	—	11,000
Value of stock-based compensation	—	—	29,000	—	29,000
Issuance of common stock upon vesting of restricted stock units	6,000	—	—	—	—
Net loss	—	—	—	(1,084,000)	(1,084,000)
Balance at June 30, 2022	1,793,000	$18,000	$16,394,000	$(14,143,000)	$2,269,000
Value of stock-based compensation	—	—	32,000	—	32,000
Issuance of common stock upon vesting of restricted stock units	3,000	—	—	—	—
Net income	—	—	—	11,801,000	11,801,000
Balance at September 30, 2022	1,796,000	$18,000	$16,426,000	$(2,342,000)	$14,102,000

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	1,748,000	$17,000	$16,238,000	$(9,587,000)	$6,668,000
Issuance of common stock, net	6,000	1,000	25,000	—	26,000
Value of stock-based compensation	—	—	56,000	—	56,000
Net loss	—	—	—	(737,000)	(737,000)
Balance at March 31, 2021	1,754,000	$18,000	$16,319,000	$(10,324,000)	$6,013,000
Value of stock-based compensation	—	—	86,000	—	86,000
Repurchase of common stock upon vesting of restricted stock units	11,000	—	(9,000)	—	(9,000)
Net loss	—	—	—	(894,000)	(894,000)
Balance at June 30, 2021	1,765,000	$18,000	$16,396,000	$(11,218,000)	$5,196,000
Value of stock-based compensation	—	—	56,000	—	56,000
Repurchase of common stock upon vesting of restricted stock units	3,000	—	(9,000)	—	(9,000)
Net loss	—	—	—	(921,000)	(921,000)
Balance at September 30, 2021	1,768,000	$18,000	$16,443,000	$(12,139,000)	$4,322,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30	2022	2021
Operating Activities:
Net income (loss)	$10,779,000	$(2,552,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46,000	46,000
Gain on sale of property and equipment	—	(7,000)
Changes in allowance for doubtful accounts	(50,000)	34,000
Stock-based compensation expense	91,000	198,000
Gain on forgiveness of debt and accrued interest	—	(1,062,000)
Changes in operating assets and liabilities:
Accounts receivable	574,000	1,620,000
Inventories	(18,000)	(2,000)
Income taxes receivable	4,000	(1,000)
Prepaid expenses and other	389,000	(27,000)
Accounts payable	(587,000)	(1,655,000)
Accrued liabilities	(740,000)	28,000
Income taxes payable	482,000	—
Accrued income taxes	(659,000)	26,000
Deferred revenue	77,000	31,000
Net cash provided by (used in) operating activities	10,388,000	(3,323,000)

Investing Activities:
Purchases of property and equipment	(25,000)	(81,000)
Sale of property and equipment	—	16,000
Net cash used in investing activities	(25,000)	(65,000)

Financing Activities:
Proceeds from issuance of common stock, net	39,000	26,000
Cash dividends paid ($0.70 per share)	—	(14,000)
Repuchase of common stock upon vesting of restricted stock awards	—	(18,000)
Net cash provided by (used in) financing activities	39,000	(6,000)

Increase (decrease) in cash and cash equivalents and restricted cash	10,402,000	(3,394,000)

Cash and cash equivalents and restricted cash at beginning of period	3,851,000	7,128,000
Cash and cash equivalents and restricted cash at end of period	$14,253,000	$3,734,000

Supplemental disclosures for cash flow information:
Cash paid during the period for income taxes	$5,000	$6,000

Non-cash financing activity:
Operating lease right-of-use asset obtained in exchange for lease obligation	$-	$219,000
Forgiveness of debt and accrued interest	$-	$1,062,000
Purchase of property and equipment included in accounts payable	$-	$13,000

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

As discussed in Note 6, the Company settled a lawsuit and recorded a net pre-tax gain from litigation settlement of $12,000,000 in operations in the three months ended September 30, 2022.

Cash and Cash Equivalents and Restricted Cash.  The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$14,168,000	$3,766,000
Restricted cash	85,000	85,000
Total cash, cash equivalents and restricted cash	$14,253,000	$3,851,000

Included in cash and cash equivalents is a U.S. Treasury Bill with a carrying value of $11,100,000.

Inventories. Inventories are primarily comprised of sign cards and hardware. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.

Property and Equipment. Property and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
Property and Equipment:
Production tooling, machinery and equipment	$27,000	$27,000
Office furniture and fixtures	95,000	95,000
Computer equipment and software	758,000	753,000
Leasehold improvements	19,000	19,000
Construction in-progress	15,000	4,000
	914,000	898,000
Accumulated depreciation and amortization	(830,000)	(785,000)
Net Property and Equipment	$84,000	$113,000

Depreciation expense was approximately $15,000 and $46,000 in the three and nine months ended September 30, 2022, respectively, and was $14,000 and $46,000 in the three and nine months ended September 30, 2021, respectively.

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

During the nine months ended September 30, 2022 and 2021, no equity awards were issued by the Company, except those awarded to non-employee members of the Board of Directors in August 2022 and in June 2021.

In August 2022, non-employee members of the Board of Directors received restricted stock grants totaling 6,248 shares pursuant to the 2018 Equity Incentive Plan (the “2018 Plan”). The shares underlying the awards were assigned a value of $9.60 per share, which was the closing price of the Company’s common stock on the date of grant, for a total grant date value of $60,000. The shares are scheduled to vest the day immediately preceding the date of the next annual shareholder meeting.

In June 2021, non-employee members of the Board of Directors received restricted stock grants totaling 5,514 shares pursuant to the 2018 Plan. The shares underlying the awards were assigned a value of $8.16 per share, which was the closing price of the Company’s common stock on the date of grant, for a total grant date value of $45,000. The shares vested on June 1, 2022.

Total stock-based compensation expense recorded for the three and nine months ended September 30, 2022 was $32,000 and $91,000, respectively, and for the three and nine months ended September 30, 2021 was $56,000 and $198,000, respectively.

Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.

Options to purchase approximately 14,086 shares of common stock with a weighted average exercise price of $11.91 and $11.98, respectively, were outstanding at September 30, 2022 and were not included in the computation of common stock equivalents for the three and nine months ended September 30, 2022 because their exercise prices were higher than the average fair market value of the common stock during the reporting period.

Due to the net loss incurred during the three and nine months ended September 31, 2021 all outstanding stock options were anti-dilutive for those periods.  As of September 30, 2021 the Company had options to purchase 21,741 shares of common stock and 32,410 restricted stock units, each representing the contingent right to receive one share of common stock, outstanding.

Weighted average common shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Denominator for basic net income (loss) per share - weighted average shares	1,795,000	1,766,000	1,790,000	1,757,000
Effect of dilutive securities:
Stock options and restricted stock units	1,000		6,000
Denominator for diluted net income (loss) per share - weighted average shares	1,796,000	1,766,000	1,796,000	1,757,000

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by major revenue stream and timing of revenue recognition.

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	Services Revenues	Services Revenues	Services Revenues	Services Revenues
Timing of revenue recognition:
Services transferred over time	$398,000	$1,482,000	$1,355,000	$5,366,000
Services transferred at a point in time	4,471,000	2,011,000	12,916,000	9,609,000
Total	$4,869,000	$3,493,000	$14,271,000	$14,975,000

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

Deferred Revenue

Deferred revenues represent amounts collected from customers in advance of the satisfaction of performance obligations.  Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2021	$842,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(478,000)
Cash received in advance and not recognized as revenue	555,000
Balance at September 30, 2022	$919,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of its performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. Among our contracts with an expected duration of greater than one year, we anticipate that revenue of $28,000 and $57,000 related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2022 will be recognized during the remainder of fiscal 2022 and 2023, respectively.

3. Leases. As of September 30, 2022 the Company leases space under two non-cancelable operating leases for its corporate headquarters and for warehouse space. Both leases have escalating lease payment terms but neither contains a contingent rent provision. The Company also had a lease for additional office space under an operating lease that expired August 31, 2021. The leases for both the Company’s corporate headquarters and its warehouse include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. The headquarters lease required the Company to provide a letter of credit, which is supported by $85,000 reflected as restricted cash on the balance sheet.

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

The cost components of the Company’s operating leases were as follows:

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	Corporate		Operating	Corporate		Operating
	Headquarters	Warehouse	Leases	Headquarters	Warehouse	Leases
Operating lease cost	$17,000	$4,000	$21,000	$50,000	$13,000	$63,000
Variable lease cost	10,000	3,000	$13,000	30,000	9,000	39,000
Total	$27,000	$7,000	$34,000	$80,000	$22,000	$102,000

	Three months ended September 30, 2021
	Corporate	Additional		Operating
	Headquarters	Office Space	Warehouse	Leases
Operating lease cost	$11,000	$-	$4,000	$15,000
Variable lease cost	7,000	-	4,000	11,000
Short-term lease cost	-	7,000	-	7,000
Total	$18,000	$7,000	$8,000	$33,000

	Nine months ended September 30, 2021
	Prior Corporate	Corporate	Additional		Operating
	Headquarters	Headquarters	Office Space	Warehouse	Leases
Operating lease cost	$38,000	$11,000	$-	$9,000	$58,000
Variable lease cost	24,000	7,000	-	9,000	40,000
Short-term lease cost	-	-	28,000	-	28,000
Total	$62,000	$18,000	$28,000	$18,000	$126,000

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs which are paid based on actual costs incurred by the lessor.

Maturities of the Company’s lease liabilities for is corporate headquarters and its warehouse operating leases are as follows as of September 30, 2022:

Maturity of Lease Liabilities	Leases
2022	$21,000
2023	72,000
2024	40,000
Total lease payments	133,000
Less: Interest	(6,000)
Present value of lease liabilities	$127,000

The remaining lease terms as of September 30, 2022 for the Company’s corporate headquarters and its warehouse leases were 1.8 years and 0.5 years, respectively. The discount rate for both leases is 4.8%. The cash outflow for operating leases for the three and nine months ended September 30, 2022 was $21,000 and $62,000, respectively. The cash outflow for operating leases for the three and nine months ended September 30, 2021 was $15,000 and $76,000, respectively.

4. Income Taxes. For the three and nine months ended September 30, 2022, the Company recorded income tax benefit of $190,000 and $168,000, or (1.6)% and (1.6)% of income before taxes, respectively. For the three and nine months ended September 30, 2021, the Company recorded income tax expense of $9,000 and $32,000, or 1.0% and 1.3% of loss before taxes, respectively. The income tax expense or benefit for the three and nine months ended September 30, 2022 and 2021 is comprised of federal and state taxes. The primary differences between the Company’s September 30, 2022 and 2021 effective tax rates and the statutory federal rate are nondeductible stock-based compensation, nondeductible penalties and for 2021 increases in the Company’s valuation allowance against its deferred tax assets and for 2022 decreases in the Company’s valuation allowance against its deferred tax assets and decreases in the Company’s reserve for unrecognized tax benefits.

Nine months ended September 30,	2022	2021
Federal statutory rate	21.0%	21.0%
Stock-based awards	0.1	(0.9)
State taxes	3.6	3.6
Impact of uncertain tax positions	(6.2)	(1.1)
Valuation allowance	(20.0)	(34.3)
PPP forgiveness	-	10.5
Other	(0.1)	(0.1)

Effective federal income tax rate	(1.6)%	(1.3)%

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

At September 30, 2022, and December 31, 2021, the Company had unrecognized tax benefits totaling $52,000 and $711,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $52,000. The Company recorded a decrease of approximately $679,000 in unrecognized tax benefits related to state income tax exposure in the third quarter of 2022, which reduced accrued income taxes and increased income tax benefit. The Company has determined it is no longer more likely than not that the Company will realize the tax expense.

At December 31, 2021, the Company had Federal net operating loss (NOL) to carry forward of approximately $9,700,000. As of September 30, 2022 the Company estimates remaining Federal NOL carryforwards to be approximately $2,000,000. The federal NOL utilization was limited to 80% of estimated taxable income. The estimated NOL carry-forward will be adjusted at year end for fourth quarter results.

5. Concentrations. During the nine months ended September 30, 2022, three customers accounted for 19%, 12% and 11% respectively, of the Company’s total net sales. During the nine months ended September 30, 2021, two customers accounted for 16% and 10% respectively, of the Company’s total net sales. At September 30, 2022, two customers represented 20% and 12% respectively, of the Company’s total accounts receivable. At December 31, 2021, two customers represented 25% and 19% of the Company’s total accounts receivable.

6. Legal Proceedings. In July 2019, the Company filed suit against News Corporation, News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. (collectively, “News America”) in the U.S. District Court in Minnesota, alleging violations of federal and state antitrust and tort laws by News America.

On July 1, 2022, the Company entered into a $20 million settlement agreement with News America. The agreement memorializes the amicable settlement of the Company’s outstanding lawsuit against News America. The agreement resulted in net proceeds before income tax of $12,000,000 for the Company, which was recorded as a gain on litigation settlement in operations in the three months ended September 30, 2022.

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

Up until 2020, our primary solution had been in-store signage, specifically Point-Of-Purchase Services (POPS®). The Insignia POPS solution is a national, account-specific, shelf-edge advertising and promotion tactic. Primarily as a result of competitive pressures and also due to COVID-19, our in-store signage business has declined and become less of a focus in our growth. Beginning in 2018 we began developing and offering an expanded portfolio of solutions including on-pack, merchandising and digital solutions in addition to our core business. Our expanded portfolio allows us to meet the needs of brands, retailers and their agents as their business strategies evolve behind an ever-changing retail landscape. Over the course of 2021 based on client feedback, business results and expanded team capabilities our primary focus is now on in-store solutions, resulting in our decision to exit digital solutions in addition to right-sizing our in-store signage portfolio. With our diversification of business, we now recognized over 90% of our revenue from these recently developed solutions in the nine months ended September 30, 2022.

Over the last two years we have significantly reduced operating costs and retailer commitments. In the last half of 2020 we outsourced most of our printing and IT operations. In 2021 we relocated our headquarters and operations, both to smaller, more efficient leased spaces, and also restructured operations in December 2021. These changes contributed to reduced expenses in the nine months ended September 30, 2022 and are expected to continue to drive savings for the remainder of 2022 compared to 2021.

On July 1, 2022, the Company entered into a $20 million settlement agreement with News America. The agreement memorializes the amicable settlement of the Company’s outstanding lawsuit against News America. The agreement resulted in net proceeds before income tax of $12,000,000 for the Company, which was recorded as a net pretax gain from litigation settlement in operations in the three months ended September 30, 2022.

We are also continuing to explore strategic options to maximize shareholder value. Potential strategic alternatives that may be evaluated include, but are not limited to, an acquisition, merger, business combination, in-licensing, or other strategic transaction. There can be no assurance that this process will result in any transaction.

Business Overview

Summary of Financial Results

For the quarter ended September 30, 2022, the Company generated net sales of $4,869,000, as compared with revenues of $3,493,000 for the quarter ended September 30, 2021. For the nine months ended September 30, 2022, the Company generated revenues of $14,271,000, as compared with revenues of $14,975,000 in the nine months ended September 30, 2021. Income before taxes for the quarter ended September 30, 2022 was $11,611,000, which included $12,000,000 from the net gain on litigation settlement, as compared to net loss before taxes of $912,000 for the quarter ended September 30, 2021. Income before tax for the nine months ended September 30, 2022 was $10,611,000, which included $12,000,000 from the net gain on litigation settlement, as compared to net loss before taxes of $2,520,000 for the nine months ended September 30, 2021.  Revenue from our non-POPS solutions increased significantly for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, partially offset by continued declines in our signage business due to competitive pressures.  For the nine months ended September 30, 2022 net sales have declined $704,000, primarily due to continued declines in our signage business, partially offset by increases in non-POPS solutions revenue.  During the first nine months of 2021, litigation expenses increased significantly compared to prior quarters. Litigation expenses for 2022 decreased in comparison to 2021 culminating with the litigation settlement on July 1, 2022.  We also recognized a gain of $1,062,000 on the forgiveness of our Paycheck Protection Program (“PPP”) loan during the first quarter of 2021.  Income tax benefit for the three and nine months ended September 30, 2022 included a benefit from a reduction in unrecognized tax benefits of $679,000, partially offset by income tax on income before tax.

During the nine months ended September 30, 2022, cash and cash equivalents and restricted cash increased $10,402,000 from $3,851,000 at December 31, 2021, to $14,253,000 at September 30, 2022, due to the proceeds from the litigation settlement. The Company had no debt other than its lease obligations at September 30, 2022. Working capital increased $10,284,000 from $3,716,000 at December 31, 2021 to $14,000,000 at September 30, 2022.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Condensed Statements of Operations as a percentage of total net sales.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.8	84.4	82.2	82.1
Gross profit	17.2	15.6	17.8	17.9
Operating expenses:
Selling	6.0	12.2	6.5	9.4
Marketing	5.1	7.6	5.5	5.1
General and administrative	15.5	22.3	16.2	27.0
Total operating expenses	26.6	42.1	28.2	41.5
Gain from litigation settlement, net	246.4	—	84.1	—
Operating income (loss)	237.0	(26.5)	73.7	(23.6)
Other income	1.5	0.4	0.7	6.8
Income (loss) before taxes	238.5	(26.1)	74.4	(16.8)
Income tax expense (benefit)	(3.9)	0.3	(1.1)	0.2
Net income (loss)	242.4%	(26.4)%	75.5%	(17.0)%

Three and Nine months Ended September 30, 2022 Compared to Three and Nine months Ended September 30, 2021

Net Sales.  Net sales for the three months ended September 30, 2022 increased 39.4% to $4,869,000 compared to $3,493,000 for the three months ended September 30, 2021. Net sales for the nine months ended September 30, 2022 decreased 4.7% to $14,271,000 compared to $14,975,000 for the nine months ended September 30, 2021.  For the three months ended September 30, 2022 non-POPS revenue increased 100.7%, partially offset by a 81.4% decrease in POPS solutions revenue. For the nine months ended September 30, 2022, non-POPS revenue has increased 22.0%, partially offset by a 82.3% decrease in POPS solutions revenue.  The increase in non-POPS revenue is due to both new client acquisition as well as repeat business from existing clients.  Due to sales cycles within the retailers that our non-POPS solutions execute we anticipate seasonality in sales, with those sales being relatively stronger in the first quarter of the year. Our display business generally consists of larger contracts versus our historical signage business. As a result, our revenue may be prone to variances on a year over year basis.  Competitive pressures, including the expiration in April 2021 of our 10-year selling agreement with News America have resulted in decreased POPS solutions revenue for three and nine months ended September 30, 2022 versus the three and nine months ended September 30, 2021. We expect POPS revenue will continue to decline in 2022 in comparison to 2021 as we have reduced the number of stores in our network.

Gross Profit. Gross profit for the three months ended September 30, 2022 increased 53.8% to $838,000 compared to $545,000 for the three months ended September 30, 2021.  The increase in gross profit was primarily due to the increase in net sales.  Gross profit as a percentage of total net sales increased to 17.2% for the three months ended September 30, 2022 compared to 15.6% for the three months ended September 30, 2021.  The increase was primarily due to the impact fixed costs have on gross profit percentage when sales increase, partially offset by the mix of net sales as our non-POPS solutions typically have lower margins.

Gross profit for the nine months ended September 30, 2022 decreased 5.5% to $2,534,000 compared to $2,682,000 for the nine months ended September 30, 2021.   The decrease in gross profit was primarily due to the decline in net sales.  Gross profit as a percentage of total net sales decreased to 17.8% for the nine months ended September 30, 2022 compared to 17.9% for the nine months ended September 30, 2021.

Operating Expenses

Selling.  Selling expenses for the three months ended September 30, 2022 decreased 30.8% to $294,000 compared to $425,000 for the three months ended September 30, 2021. Selling expenses for the nine months ended September 30, 2022 decreased 34.1% to $926,000 compared to $1,406,000 for the nine months ended September 30, 2021. The decreases for both periods were primarily due to decreased staff and staff related expenses.

Selling expenses as a percentage of total net sales decreased to 6.0% for the three months ended September 30, 2022 compared to 12.2% for the three months ended September 30, 2021. The decrease was primarily due to decreased staff and staff related expenses, in addition to increased sales.  Selling expenses as a percentage of net sales decreased to 6.5% for the nine months ended September 30, 2022 compared to 9.4% for the nine months ended September 30, 2021. The decreases were primarily due to decreased staff and staff related expenses, partially offset by decreased sales.

Marketing.  Marketing expenses for the three months ended September 30, 2022 decreased 6.4% to $249,000 compared to $266,000 for the three months ended September 30, 2021.  Marketing expense for the nine months ended September 30, 2022 increased 3.4% to $787,000 compared to $761,000 for the nine months ended September 30, 2021.

Marketing expenses as a percentage of total net sales decreased to 5.1% for the three months ended September 30, 2022 compared to 7.6% for the three months ended September 30, 2021. The decrease was due to increased sales. Marketing expenses as a percentage of net sales increased to 5.5% for the nine months ended September 30, 2022 compared to 5.1% for the nine months ended September 30, 2021. The increase was due to decreased sales.

General and administrative.  General and administrative expenses for the three months ended September 30, 2022 decreased 3.0% to $756,000 compared to $779,000 for the three months ended September 30, 2021.  Increased expenses for the strategic alternatives process were substantially offset by decreased litigation expenses.  General and administrative expenses for the nine months ended September 30, 2022 decreased 43.0% to $2,310,000 compared to $4,052,000 for the nine months ended September 30, 2021.  The decreases for both periods were primarily due to higher expenses incurred in the prior year period as a result of litigation with News America.  Following the litigation settlement on July 1, 2022, the Company does not expect to incur further expenses related to the legal proceedings with News America.

General and administrative expenses as a percentage of total net sales decreased to 15.5% for the three months ended September 30, 2022 compared to 22.3% for the three months ended September 30, 2021. The decrease was primarily due to increased sales. General and administrative expenses as a percentage of net sales decreased to 16.2% for the nine months ended September 30, 2022 compared to 27.0% for the nine months ended September 30, 2021. The decrease was due to the factors described above, partially offset by decreased sales.

Gain from litigation settlement.  On July 1, 2022, the Company entered into a $20,000,000 settlement agreement with News America, with net proceeds after expenses of $12,000,000.  The agreement memorializes the amicable settlement of the Company’s outstanding lawsuit against News America.

Other Income.  Other income for the three months ended September 30, 2022 was $72,000 compared to other income of $13,000 for the three months ended September 30, 2021, primarily due to interest income. Other income for the nine months ended September 30, 2022 was $100,000 compared to other income of $1,017,000 for the nine months ended September 30, 2021. The significantly higher income in the prior year period reflects the gain on forgiveness of debt and accrued interest of $1,062,000 from the SBA forgiving the Company’s loan pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

Income Taxes.  For the three and nine months ended September 30, 2022, the Company recorded income tax benefit of $190,000 and $168,000, or (1.6)% and (1.6)% of income before taxes, respectively. For the three and nine months ended September 30, 2021, the Company recorded income tax expense of $9,000 and $32,000, or 1.0% and 1.3% of loss before taxes, respectively. The income tax expense or benefit for the three and nine months ended September 30, 2022 and 2021 is comprised of federal and state taxes. The primary differences between the Company’s September 30, 2022 and 2021 effective tax rates and the statutory federal rate are expenses related to stock-based compensation, nondeductible penalties and for 2021 increases in the Company’s valuation allowance against its deferred tax assets and for 2022 decreases in the Company’s valuation allowance against its deferred tax assts and decreases in the Company’s reserve for unrecognized tax benefits.

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

In the third quarter of 2022, the Company recognized an income tax benefit of approximately $2,128,000 due to the partial reversal of its valuation allowance on deferred tax assets.  This partial reversal of the valuation allowance is based on the Company’s expected ability to utilize a portion of its federal and state net operating losses carried forward against 2022 federal and state income tax liabilities.  The Company will continue to assess the potential realization of its remaining deferred tax assets in the future to determine if sufficient evidence exists to remove all or a portion of the Company’s valuation allowance on its deferred tax assets.

As a result of the Company’s future outlook, management has concluded that the uncertainties related to the realization of its deferred tax assets are unfavorable. Management has considered positive and negative evidence for the potential utilization of the deferred tax assets and has concluded, as of September 30, 2022, that it is more likely than not that Company will not realize the full amount of its net deferred tax assets.  Therefore, the valuation allowance on deferred tax assets not recognized in 2022 will remain.

As of September 30, 2022, and December 31, 2021, the Company had unrecognized tax benefits totaling $52,000 and $711,000, respectively, including interest, which relates to state nexus exposure. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $52,000. The Company has recorded a decrease of approximately $679,000 in unrecognized tax benefits related to state exposure in the third quarter of 2022, which will reduce accrued income taxes and increase the current income tax benefit.  The Company has determined it is no longer more likely than not that the Company will realize the tax expense.

A reconciliation of the beginning and ending amount of unrecognized income tax benefit is as follows:

Balance at December 31, 2021	$711,000
Increase due to interest and state tax	20,000
Decrease in prior year interest and state tax	(679,000)
Balance at September 30, 2022	$52,000

At December 31, 2021, the Company had Federal net operating loss (NOL) to carry forward of approximately $9,700,000. As of September 30, 2022 the Company estimates remaining Federal NOL carryforwards to be approximately $2,000,000.  The federal NOL utilization was limited to 80% of estimated taxable income. The estimated NOL carry-forward will be adjusted at year end for fourth quarter results.

Net Income (Loss).  For the reasons stated above, net income for the three and nine months ended September 30, 2022 was $11,801,000 and $10,779,000, respectively, compared to net loss of $921,000 and $2,552,000, respectively, for the three and nine months ending September 30, 2021.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At September 30, 2022, working capital was $14,000,000 (defined as current assets less current liabilities) compared to $3,716,000 at December 31, 2021. During the nine months ended September 30, 2022, cash and cash equivalents and restricted cash increased $10,402,000 from $3,851,000 at December 31, 2021, to $14,253,000 at September 30, 2022.  These increases were the result of the net proceeds of $12,000,000 from the litigation settlement.

Operating Activities.  Net cash provided by operating activities during the nine months ended September 30, 2022, was $10,388,000. Net income of $10,779,000, plus non-cash adjustments of $87,000, less changes in operating assets and liabilities of $478,000 resulted in the $10,388,000 of cash provided by operating activities. The largest components of the change in operating assets and liabilities were accrued liabilities which decreased $740,000 from December 31, 2021 due to payment of payroll tax associated with vesting of RSUs on December 31, 2021 and a decrease to accrued director deferred compensation due to changes in our stock price from December 31, 2021, and accrued income taxes which decreased $659,000 from December 31, 2021 due to a reduction in uncertain tax positions.  In the normal course of business, our accounts receivable, accounts payable, accrued liabilities and deferred revenue will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers.

Investing Activities.  Net cash used in investing activities during the nine months ended September 30, 2022 was $25,000, which related to purchase of property and equipment.

Financing Activities.  Net cash used in financing activities during the nine months ended September 30, 2022 was $39,000, which related to proceeds from the issuance of common stock under the employee stock purchase plan and exercised stock options.

Primarily as a result of the net proceeds from the litigation settlement of $12 million in the three months ended September 30, 2022, cash and cash equivalents plus restricted cash at September 30, 2022 were $14.3 million.  The Company believes that based upon current business conditions and plans, its cash balance will be sufficient for its cash requirements for at least the twelve-month period subsequent to the filing of this Form 10-Q.

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

Our significant accounting policies and estimates are described in Note 1 to the annual financial statements included in Part II, Item 8 and in Item 7 of our Annual Report on Form 10-K as of and for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 9, 2022. We believe our most critical accounting estimates include the following:

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer and its principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s principal executive officer and principal financial officer and its principal financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2022 were effective.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the third quarter of 2022 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

A description of our legal proceedings, if any, is contained in Note 6 of the Notes to Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

101

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in inline XBRL (extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Financial Statements.

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

INSIGNIA SYSTEMS, INC.
(Registrant)

Dated: November 10, 2022	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant and as principal financial officer)

Dated: November 10, 2022	/s/ Zackery A. Weber
Zackery A. Weber
Vice President of Finance
(principal accounting officer)

