Form 10-K
period 2022-12-31
INSIGNIA SYSTEMS INC/MN
filed 2023-03-09
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022	Commission File Number 001-13471

INSIGNIA SYSTEMS INC/MN
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was approximately $4,692,000 based upon the price of the registrant’s Common Stock on such date.

Number of shares outstanding of Common Stock, $.01 par value, as of March 7, 2023 was 1,797,659.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART I.

Item 1. Business

General

Insignia Systems, Inc. (“Insignia,” “we,” “us,” “our” and the “Company”) was incorporated in Minnesota in 1990. We are a leading provider of in-store advertising solutions to brands, retailers, shopper marketing agencies and brokerages (“clients”). We believe our products and services are attractive to our clients because of our ability to navigate the complex retail landscape, to customize our solutions for both our brand and retail partners, to execute with excellence and the results our solutions deliver. Our leadership and employees have extensive industry knowledge, including direct experience through former positions at consumer-packaged goods (“CPG”) manufacturers and retailers. We provide marketing solutions to brands spanning from some of the largest multinationals to new and emerging brands.

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

Up until 2020, our primary solution had been in-store signage, specifically Point-Of-Purchase Services (POPS®). The Insignia POPS solution is a national, account-specific, shelf-edge advertising and promotion tactic. Primarily because of competitive pressures, market contraction and reduced spending post the COVID-19 pandemic, our POPS business has declined and will be wound down in 2023. Beginning in 2018 we began developing and offering an expanded portfolio of solutions including on-pack and displays in addition to what was our core business of Insignia POPS. Our expanded portfolio now allows us to meet the needs of brands, retailers and their agents as their business strategies evolve behind an ever-changing retail landscape. Since expanding our portfolio of solutions in 2018, our business results, investments and overall team capabilities are primarily focused on our display and on-pack solutions. With our diversification of business, we now recognized over 90% of our revenue from these recently developed solutions in 2022 and expect this percentage to grow in 2023.

Over the last two years we have significantly reduced operating costs and retailer commitments.  In 2021 we relocated our headquarters and operations, both to smaller, more efficient leased spaces, and also restructured operations in December 2021.  These changes contributed to reduced expenses in 2022 compared to 2021.

On July 1, 2022, we entered into a $20 million settlement agreement with News Corporation, News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. (collectively, “News America”). The agreement memorializes the amicable settlement of our outstanding lawsuit against News America. The agreement resulted in net proceeds before income tax of $12,000,000, which was recorded as a net pretax gain from litigation settlement in operations.

We are also continuing to explore strategic options to maximize shareholder value. Potential strategic alternatives that may be evaluated include, but are not limited to, an acquisition, merger, business combination, in-licensing, start-up of new business or other strategic transaction. There can be no assurance that this process will result in any transaction or other changes.

Our internet address is www.insigniasystems.com. We make all reports we file with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and amendments to those reports, if any, available free of charge on its website, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to the SEC. Our website is not incorporated by reference into this Annual Report on Form 10-K. Copies of reports can also be obtained free of charge by requesting them from Insignia Systems, Inc. Our mailing address is 212 Third Avenue N, Suite 356, Minneapolis, MN 55401; telephone 763-392-6200.

Industry and Market Background

Our industry continues to rapidly evolve in several ways:

1.

Shopper Behavior: Even prior to the start of the pandemic, shopper behavior was evolving. The rise of surrogate shopper services, drive-up pick-up services or pick-up in store have put the shopper in the driver seat to shop when, where and how they want. As a result retailers are competing on convenience more than ever. They are also struggling to manage overall labor needs as a result of the shoppers’ various ways of shopping.

2.

Brand Crossover: While the number of e-commerce and social media led brands has skyrocketed, many of these brands are also fighting for space at retail. Retailers are leveraging these brands as exclusive offerings to stand out from the competition and give shoppers a reason to continue coming back.

3.

Financial Justification: Brands remain diligently focused on top and bottom-line financial metrics, which drives increased pressure to deliver not only breakthrough design and creativity but also at a competitive price that delivers the return on their investment.

4.

Supply Chain Disruptions and Commodity Price Increases: Primarily because of COVID-19 our clients and vendor partners have experienced longer than normal lead-times on shipping and fulfillment as well as overall cost increases on raw materials for inputs. We expect these trends to continue in 2023.

Despite continued rapid growth in e-commerce, both retailers and brands are actively seeking to grow their brands in physical stores. We continue to execute programs for brands who started as direct-to-consumer (DTC) brands and are launching in physical stores, as well as brands launching for the first time.  On the retail side, many of the top US retailers have recently renovated their stores to deliver a multi-service approach, whether their shoppers are coming in-store to shop traditionally, picking up in-store or waiting in the parking lot for their order. Driving traffic to stores and giving shoppers a reason to come into their stores and shop are extremely important. Retailers are seeking companies with our capabilities and experience to help build in-store solutions that inspire, educate and ultimately convert active shoppers while they are shopping. Retailers are continuing to seek ways to connect their online strategies with their in-store strategies to build shopper loyalty and to develop solutions to enhance the shopper’s in-store experience.  Brands are increasingly looking for opportunities to reinforce their brand equity as close as possible to the point of purchase or to expand the number of locations where they are offered in store to ensure they are selected over competition.  We believe emerging brands are looking for ways to get discovered and tell shoppers their story. These trends are opening opportunities for innovative companies to develop new products and new ways of helping retailers and brands connect with shoppers.

Product Solutions

Since the Company’s inception in 1990, we have worked closely with our clients to understand their evolving needs and introduce solutions that help them achieve their business strategies. Historically, our core product has been in-store signage solutions, namely the Insignia Point-of Purchase Services (POPS®). Over the past several years, our net sales from sign solutions have declined primarily due to competitive pressures, market contraction and reduced spending post the COVID-19 pandemic while our non-POPS solutions have significantly expanded as we have developed our portfolio to meet the needs of our clients and execution partners more holistically.  Due to the shift away from signage our POPS business will be wound down in 2023, we will still have the ability to sell signs into certain retailers in the Mass Merchant and Grocery Channel.

1.

Our Display Solutions are designed to help brands get discovered, build awareness and drive impulse purchases via a secondary or often permanent placement of their products. Our display solutions include a variety of fully customized temporary, semi-permanent and permanent displays, that brands leverage to grow their sales.

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

Sales and Design

Our highly skilled sales and design teams are a major asset for the organization with their deep knowledge of the industry.

Our Sales team is focused on:

•	Building and sustaining client relationships;

•	Increasing overall sales pipeline and revenue; and

•	Expanding our retail footprint.

Our Design team is focused on the following:

•	Creating innovative stand-out solutions for our brands;

•	Designing concepts that are fully executable in-stores; and

•	Collaborating with our production partners to bring their designs to life.

Our in-store signage solutions are available for sale into a network of retailers that is managed and maintained through direct relationships or can be sold to certain retailers in the Mass Merchant and Grocery Channel.

During each of the last two most recently completed fiscal years, foreign sales accounted for less than 1% of total net sales each year. We expect sales to foreign distributors will remain less than 1% of total net sales in 2023.

Competition

As we have diversified our portfolio, our competition has become more diverse as well. Historically on our in-store signage business, we had one main competitor, News America (which has been sold to Neptune Retail Solutions). With our expanded display and on-pack solutions, the competitive landscape is much more diverse and broad and our sales results vary based on what the client’s priority is whether that is price, design or execution.

We believe our primary competitive strengths include:

•	Best-in-class execution results across our portfolio of product solutions;

•	Broad client-base of brands inclusive of large Fortune 500 companies, e-commerce, and emerging start-ups;

•	Imagination, responsiveness, and hunger to help move our clients’ business forward;

•	Our extensive broad retail and brand expertise;

•	Innovative retailer specific design and creative; and

•	Seamless end-to-end project management.

Intellectual Property:  Patents and Trademarks

The Company has developed and uses a number of trademarks, service marks, slogans, logos and other commercial symbols to advertise and sell its products. The Company owns U.S. registered trademarks for Insignia®, Insignia POPS®, Insignia POPSign®, Insignia ShelfPOPS®, Stylus®, freshADS®, DuraSign®, I-Care®, BannerPOPS®, EquityPOPS®, ShapePOPS®, and BoxtalkTM. Certain employees are required to enter into nondisclosure and invention assignment agreements. Customers, vendors and other third parties also must agree to nondisclosure restrictions to prevent unauthorized disclosure of the Company’s trade secrets or other confidential or proprietary information.

Service and Solution Development

New services, solutions and enhancements to existing offerings are developed either internally or externally and may include proprietary data management and design guidance. Over the past several years, we have significantly expanded our offered solutions and have developed a portfolio designed to meet the needs of our clients and execution partners more holistically.

Business Plan

Our strategic plan, seeks to differentiate Insignia from our competition, situate Insignia for growth within our industry and better protect Insignia from competitive response through our overall portfolio diversification.  The strategic plan consists of:

1.

Accelerate Display. Double down on our display capabilities and offerings. Strategically expand overall market outreach aligned with our capabilities and knowledge. Enhance internal capabilities for added client benefit. Continue to invest in design and creative resources in order to bring our clients the most innovative concepts.

2.	Grow On-Pack. Continue to provide turnkey product offerings that fit both brand and retailer needs. Increase overall market potential with increased outreach and leveraging strategic partners.

3.	Executional Excellence. Partner with industry leading merchandising partners in order to deliver superior results to our clients.

4.	Invest in our Future. Continue to recruit and retain top talent. Thoughtfully invest in strategic resources that result in employee development, customer satisfaction and increased revenues.

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

During 2022, three CPG manufacturers accounted for 19%, 11% and 11% of our total net sales, respectively. During 2021, two CPG manufacturers accounted for 15% and 12% of our total net sales, respectively. At December 31, 2022, three CPG manufacturers represented 20%, 19% and 11% of the Company’s total accounts receivable, respectively. At December 31, 2021, two CPG manufacturers represented 25% and 19% of the Company’s total accounts receivable, respectively.

Our sales historically have fluctuated from period to period, primarily because of:

•	Sales cycles within the retailers that our display solutions execute;
•	Brand determinations to purchase solutions from us versus competitor solutions;
•	Promotional timing and new product launches by brands;
•	Brand budget fluctuations and amounts allocated to in-store tactics versus other tactics; and
•	Category seasonality of in-store executions.

These factors have historically resulted in our first quarter being our largest revenue quarter.

Environmental Matters

We believe our operations follow all applicable environmental regulations within the jurisdictions in which we operate. The costs and effects of compliance with these regulations have not been and are not expected to become material.

Human Capital Resources and Management

We had 31 employees, of which 30 were full-time employees, as of March 7, 2023. We believe relationships are our focus and our future, and that begins with our own team. We believe in creating an environment where our employees have opportunities to grow and develop professionally. We also strive to create a work environment that employees are proud to be a part of.

6

•

Employee Engagement. We believe in regular engagement with our full team, whether that is starting off our week together in our Monday Huddle meetings or enjoying events our Employee Engagement committee plans. We believe in providing our employees a flexible work environment that allows them to work where they feel they can get their best work done. We also take employees’ feedback and concerns to heart and leverage this to help enhance our employee experience. Ultimately, this promotes retention and the overall success of our organization.

•

Talent Development. We have all our employees participate in annual development plans where we focus on both employee strengths and opportunities. In 2022, 9% of our employees advanced their careers with earned promotions based on their development and performance. Based on our employees’ needs, we can provide them with a wide range of both formal and informal development opportunities.

•

Diversity, Equity and Inclusion. We recognize that our best performance comes when we have a team built off of diversity, equity and inclusion. In 2022, we reemphasized our focus when we were recognized by Minnesota Census of Women in Corporate Leadership for diversity in both our boardroom and executive leadership teams.

•

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

We Face Competition

We compete against other providers of advertising, marketing and merchandising products and services, and providers of point-of-purchase and other in-store solutions, as well as other marketing products and services. Competition is based on, among other things, rates, availability of markets, quality of products and services provided and their effectiveness, store coverage and other factors.

We believe our positioning and offering in the marketplace is unique with our end-to-end capabilities, however brands and retailers can single-source their needs by working with others in the industry individually. We realize that by working with Insignia, we cannot always offer the lowest price in the marketplace versus a direct manufacturer, however, we can provide continuity and consistency along the entire project journey while managing the entire project for our clients, whereas they would need to source out design, production and execution individually.

We Have Been Party to Significant Litigation with a Competitor

We were involved in significant litigation with News America Marketing In-Store, Inc. between 2003 and 2011, which ended with a settlement. Again, on July 1, 2022, we entered into a $20 million settlement agreement with News America. The agreement memorializes the amicable settlement of the Company’s lawsuit against News America, which was initially filed in 2019. While we are not currently party to any significant litigation, the Company is subject to various legal proceedings in the normal course of business. Further, we could incur significant expenses asserting or defending future claims that could adversely affect our business, financial condition and operating results. An adverse resolution of any lawsuit or claim in favor of a third party against us, including those we become involved in through mergers and acquisitions transactions, may require us to pay substantial damages or impose restrictions on how we conduct business, either of which could adversely affect our business, financial condition and operating results.

STRATEGIC RISKS

The Growth of our Business Is Dependent on Our Ability to Successfully Develop and Design Solution Offerings that Meet Client Demands

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

We Face a Number of Risks Associated with Potential Strategic Alternatives

As announced in December 2021, we are conducting a formal process to explore strategic options to maximize shareholder value. We intend to use reasonable efforts to identify and evaluate potential transactions, and new business opportunities. Such activities are accompanied by risks commonly encountered in pursuing and completing such transactions, including, but not limited to, increased expenses associated with the process. Failure to manage the process to a desirable outcome could harm our business, our strategy and our operating results in a material way.

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

RISKS RELATED TO ECONOMY AND MARKET CONDITIONS

CPG Manufacturers and Retailers May Be Disproportionately Impacted by Changes in Economic Conditions

Our revenues are affected by CPG manufacturers’ and retailers’ marketing and advertising spending. Additionally, our revenues and results of operations may be subject to fluctuations based upon general economic conditions inclusive of the dynamic global trade environment. Recent inflation has increased our costs and we may be limited in our ability to pass cost increase along in pricing to our customers.  Another economic downturn, whether because of the COVID-19 pandemic or otherwise, may reduce demand or depress pricing for our products and services and have an adverse effect on our results of operations. In addition, if we are unable to successfully anticipate changing economic conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Future Pandemics May Impact Our Business

A public health crisis, if sufficiently widespread as to affect economic activity, could negatively impact our business. To the extent that efforts to mitigate the effects of the crisis result in a reduction in demand, inefficiencies due to workplace accommodations, reduced availability of personnel, supply chain disruption, or constraints on materials availability, among other difficulties, our financial condition could be negatively impacted. In any such event, the severity, duration, and extent of the crisis can be difficult to predict, which can make it difficult to predict or anticipate the magnitude and length of the impact on our sales, profits, and/or cash flow. We experienced these effects with the onset of the COVID-19 pandemic in early 2020, when our operations and the operations of our CPG customers and retailers were impacted by quarantines, illnesses, and travel and logistics restrictions. In 2020, the financial impact of COVID-19 was significant as a significant number of programs originally slated for execution in the second quarter were cancelled, in addition to incremental costs incurred due to reduced levels of staffing with our execution partners.  COVID-19 did not have any meaningful direct impact on our financial results in 2022. However, COVID-19 infections continue, and we cannot predict the severity and duration of additional outbreaks, new variants of the virus, or the future availability of effective medical treatments and vaccines. We also cannot predict the severity or duration of the financial impact of COVID-19 or any other public health event on our operating results.

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

Company management is responsible for establishing and maintaining effective internal controls designed to provide reasonable assurance regarding the achievement of objectives relating to operations, reporting, and compliance. Any internal control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over business processes and financial reporting may not prevent or detect fraud or misstatements.

The existence of one or more material weaknesses precludes a conclusion by management that a company’s internal control over financial reporting is effective. For example, the Company previously identified a material weakness at December 31, 2020 related to sales tax accounting that was remediated as of December 31, 2021.

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

Our Outsourcing Arrangements May Make Us Vulnerable to Third Party Failures

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

RISKS RELATED TO OUR COMMON STOCK

Our Results of Operations Have Been and May Be Subject to Significant Fluctuations

Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a wide variety of factors including:

•	the addition or loss of customers or changes in timing and amount of our customers’ spending with us;
•	the timing of seasonal events for customers;
•	costs of evaluating and developing new products, and customers accepting new products;
•	the timing of additional selling, marketing and general and administrative expenses;
•	competitive conditions in our industry;
•	the addition or loss of contracts with retailers; and
•	the impact of strategic alternatives activities.

Due to these factors, our quarterly and annual net sales, expenses and results of operations could vary significantly in the future and this could adversely affect the market price of our common stock.

Investment in Our Stock Could Result in Fluctuating Returns

During 2022, the sale prices of our common stock as reported by The Nasdaq Stock Market ranged from a low of $5.48 to a high of $28.80. We believe factors such as the fluctuations in our quarterly and annual operating results described above, the market’s acceptance of our services and products, the performance of our business relative to market expectations, strategic alternative exploration, as well as limited daily trading volume of our stock and general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies.

TECHNOLOGY AND CYBERSECURITY RISKS

We May be Impacted if Our Information Systems Are Attacked

We rely upon information technology systems and networks, both internal and outsourced, in connection with a variety of business activities, some of which are managed by third parties. Additionally, we collect and store data that is sensitive to Insignia and its employees, customers, retailer network and suppliers. The secure operation of these information technology systems and networks, and the processing and maintenance of this data, is critical to our business operations and strategy. Information technology security threats—from user error to attacks designed to gain unauthorized access to our systems, networks and data—are increasing in frequency and sophistication. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats, and a failure to maintain security protocols, pose a risk to the security of our systems, networks and products and the confidentiality, availability and integrity of the data we process and maintain. Establishing systems and processes to address these threats and changes in legal requirements relating to data collection and storage may increase our costs. Should such an attack succeed, it could expose us and our employees, customers, retailer network and suppliers to misuse of information or systems, the compromising of confidential information, theft of assets, manipulation and destruction of data, defective products, production downtimes and operations disruptions, and breach of privacy, which may require notification under data privacy and other applicable laws. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

Item 1B.  Unresolved Staff Comments

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 2.  Properties

The Company has a lease for its corporate headquarters in downtown Minneapolis, Minnesota which has been renewed  through December 31, 2026. The headquarters lease is for 2,850 square feet.  The Company also has lease for warehouse space in a suburb of Minneapolis which expires March 31, 2023, for 2,560 square feet.  The warehouse lease has been extended on a month-to-month basis effective April 1, 2023.

Item 3.  Legal Proceedings

The Company is party to legal actions, proceedings, or claims in the ordinary course of business. The outcome of these matters is not expected to have a material effect on the Company’s financial position or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol ISIG.

As of March 7, 2023, our common stock was held by approximately 113 holders of record.

Dividends

The Company has not historically paid dividends, other than two one-time special dividends declared in 2011 and 2016. The Board of Directors periodically evaluates our ability to pay dividends in light of our financial condition and business plans.

Item 6.  [Reserved]

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

Over the past several years, we have significantly expanded our offered solutions and have developed a portfolio designed to more holistically meet the needs of our clients and execution partners which has diversified our portfolio. Our focus on portfolio diversification resulted in our 2022 non-POPS solutions revenue growing 22% versus 2021, and also resulted in our POPS signage solutions declining to approximately 5% of our total net sales for 2022, compared to 24% of our total net sales in 2021. In 2023 we will be winding down our POPS signage solution.  We remain committed to further refining and enhancing our solutions and broadening our retailer relationships.

We are also continuing to explore strategic options to maximize shareholder value. Potential strategic alternatives that may be evaluated include, but are not limited to, an acquisition, merger, business combination, in-licensing, start-up of new business, or other strategic transaction. There can be no assurance that this process will result in any transaction.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s Statements of Operations as a percentage of total net sales.

For the Years Ended December 31	2022	2021
Net sales	100.0%	100.0%
Cost of sales	82.4	83.5
Gross profit	17.6	16.5
Operating expenses:
Selling	7.0	9.9
Marketing	5.6	5.3
General and administrative	17.7	25.9
Total operating expenses	30.3	41.1
Gain from litigation settlement, net	63.8	-
Operating income (loss)	51.1	(24.6)
Other income	1.2	6.7
Income (loss) before taxes	52.3	(17.9)
Income tax (benefit) expense	(1.1)	0.2
Net income (loss)	53.4%	(18.1)%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Sales. Net sales for the year ended December 31, 2022 decreased 3.6% to $18,800,000, compared to $19,503,000 for the year ended December 31, 2021. The decrease was due to an 81.5% decrease in POPS solutions revenue, partially offset by an increase in non-POPS revenue of 21.5%. The increase in non-POPS revenue is due to both new client acquisition as well as repeat business from existing clients. POPS sales for the year ended December 31, 2022 were $880,000. Competitive pressures, including the expiration in April 2021 of our 10-year selling agreement with News America and management’s decision to prioritize resources to growth opportunities in non-POPS solutions, have resulted in decreased POPS solutions revenue for the year ended December 31, 2022 versus the year ended December 31, 2021. We expect POPS revenue will continue to decline in 2023 in comparison to 2022.

Gross Profit. Gross profit for the year ended December 31, 2022 increased 2.2% to $3,301,000, compared to $3,230,000 for the year ended December 31, 2021. The increase in gross profit was primarily due to decreased fixed costs within gross margin from staff and staff related expenses. Gross profit as a percentage of total net sales increased to 17.6% for the year ended December 31, 2022, compared to 16.5% for the year ended December 31, 2021. The increase was primarily due to reduction of fixed expense as discussed above, partially offset by decreased net sales.

Operating Expenses

Selling. Selling expenses for the year ended December 31, 2022 decreased 31.4% to $1,325,000, compared to $1,931,000 for the year ended December 31, 2021, primarily due to decreased staff and staff related expenses. Selling expenses as a percentage of total net sales decreased to 7.0% in 2022, compared to 9.9% in 2021, primarily due to decreased expense described above, partially offset by decreased net sales for the year ended December 31, 2022.

Marketing. Marketing expenses for the year ended December 31, 2022 increased 1.7% to $1,050,000, compared to $1,032,000 for the year ended December 31, 2021. Marketing expenses as a percentage of total net sales increased to 5.6% in 2022, compared to 5.3% in 2021, primarily due to relatively flat expense over decreased sales in 2022.

General and Administrative. General and administrative expenses for the year ended December 31, 2022 decreased 34.4% to $3,320,000, compared to $5,058,000 for the year ended December 31, 2021. The decrease was primarily due to higher expenses incurred in the year ended December 31, 2021 as a result of litigation with News America. Following the litigation settlement on July 1, 2022, the Company does not expect to incur further expenses related to the legal proceedings with News America. The decrease in litigation expenses was partially offset by increase in expenses related to exploring strategic alternatives. General and administrative expenses as a percentage of total net sales decreased to 17.7% in 2022, compared to 25.9% in 2021, primarily due to the decreases in expense as described above.

Gain from litigation settlement. On July 1, 2022, the Company entered into the settlement agreement with News America, with net proceeds after expenses of $12,000,000, which was recorded as a gain on litigation settlement in operations in the three months ended September 30, 2022.

Other Income. Other income for the year ended December 31, 2022 was $222,000 compared to other income of $1,299,000 for the year ended December 31, 2021. The decrease was due to two items in 2021 that did not recur in 2022, the gain on forgiveness of debt and accrued interest of $1,062,000 from the SBA forgiving the Company of its loan pursuant to the Paycheck Protection Program, as well as a $273,000 benefit received under the Employee Retention Credit. Other income in 2022 consisted primarily of interest income from investment in short-term treasury bills.

Income Taxes. For the year ended December 31, 2022, the Company recorded an income tax benefit of $218,000, compared to an income expense of $42,000 for the year ended December 31, 2021. The effective tax rate was 2.2% and (1.2)% for the years ended December 31, 2022 and 2021, respectively. The primary differences between the Company’s 2022 effective tax rate and the statutory federal rates were the reversal of non-deductible penalties, the reversal of unrecognized tax benefits, and a change in the Company’s valuation allowance against its deferred assets of ($1,971,000). The valuation allowance decrease in 2022 was primarily related to the utilization of the Company’s net operating loss carryforward against the Company’s taxable income. Such utilization was limited to 80% of the Company’s taxable income for the year. The primary differences in 2021 were due to the forgiveness of the Company’s PPP loan of $1,062,000 and a change in the Company’s valuation allowance against its deferred assets of $1,200,000. The effective tax rate fluctuates between periods based on the level of permanent differences and other discrete items relative to the level of pre-tax income or loss for the period.

Net Income (Loss). For the reasons stated above including the pre-tax gain from litigation settlement in 2022, and the gain on debt forgiveness of the PPP loan and accrued interest of $1,062,000 in 2021, the net income for the year ended December 31, 2022 was $10,046,000 compared to a net loss of $3,534,000 for the year ended December 31, 2021.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At December 31, 2022, working capital (current assets less current liabilities) was $13,379,000 compared to $3,716,000 at December 31, 2021. During the year ended December 31, 2022, cash and cash equivalents and restricted cash increased $10,673,000 from $3,851,000 at December 31, 2021, to $14,524,000 at December 31, 2022. These increases were the result of the net proceeds of $12,000,000 from the litigation settlement. The Company has invested a significant portion of its cash and cash equivalents in short-term Treasury Bills.

Operating Activities: Net cash provided by operating activities during the year ended December 31, 2022 was $10,663,000. Net income of $10,046,000, less non-cash adjustments of $69,000, plus changes in operating assets and liabilities of $686,000 resulted in the $10,663,000 of cash provided by operating activities. The non-cash adjustments consisted of depreciation expense, changes in allowance for doubtful accounts, and stock-based compensation expense. The largest component of the change in operating assets and liabilities was deferred revenue which increased $1,585,000 from December 31, 2021. The increase was a result of an increase in prepaid revenue from our customers. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities, deferred revenue and prepaid production costs will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities: Net cash used in investing activities during the year ended December 31, 2022 was $29,000. This was related to the purchase of property and equipment.

Financing Activities: Net cash provided by financing activities during the year ended December 31, 2022 was $39,000, which related to proceeds from the issuance of common stock under the employee stock purchase plan and exercised stock options.

Primarily as a result of the net proceeds from the litigation settlement of $12 million, cash and cash equivalents plus restricted cash at December 31, 2022 was $14.5 million. The Company believes that based upon current business conditions and plans, its cash and cash equivalents balances will be sufficient for its cash requirements for at least the twelve-month period subsequent to the filing of this Form 10-K.

Depending on the outcome our strategic alternative process we may be required to finance this process through equity offerings or debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise additional funds when needed we may not be able to complete transactions related to the strategic alternatives process.

Critical Accounting Estimates

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. Critical accounting estimates are those estimates made in accordance with GAAP which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. On an ongoing basis, we evaluate our estimates and assumptions, including those related to allowance for doubtful accounts, income taxes, sales tax, and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements.

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

Income Taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria.

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

Stock-Based Compensation Expense. The Company measures and recognizes compensation expense for all stock-based payments at fair value.  Restricted stock awards and restricted stock units are valued at the closing market price of the Company’s stock on the date of the grant.  The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding several complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  The expected terms of the options and employee stock purchase plan rights are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on historical volatility of the Company’s stock. The Company has not historically issued any dividends beyond the one-time dividends declared in 2011 and 2016 and does not expect to in the future.

If factors change and the Company employs different assumptions in the valuation of grants in future periods, the compensation expense that the Company records may differ significantly from what it has recorded in the current period.

Forward-Looking Statements

Statements in this report that are not statements of historical or current facts are considered forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “future,” “likely,” “may,” “projects,” “seeks,” “will,” and similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on these or any forward-looking statements, which speak only as of the date of this report. Statements made in this report regarding, for instance, the ongoing exploration of strategic alternatives, changes in composition of retailer and CPG manufacturer networks, innovation and transformation of the Company’s business, benefits of outsourcing arrangements, are forward-looking statements. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes. As such, actual results may differ materially from the results or performance expressed or implied by such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in this report and additional risks, if any, identified in our Quarterly Reports on Form 10-Q and our Current Reports on Forms 8-K filed with the SEC. Such forward-looking statements should be read in conjunction with the Company's filings with the SEC. Insignia assumes no responsibility to update the forward-looking statements contained in this report or the reasons why actual results would differ from those anticipated in any such forward-looking statement, other than as required by law.

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

INDEX TO FINANCIAL STATEMENTS

The following are included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Insignia Systems, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Insignia Systems, Inc. (the "Company") as of December 31, 2022 and 2021, the related statements of operations, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2011.

Minneapolis, Minnesota

March 9, 2023

Insignia Systems, Inc.
BALANCE SHEETS

As of December 31	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$14,439,000	$3,766,000
Restricted cash	85,000	85,000
Accounts receivable, net	5,557,000	5,247,000
Inventories	29,000	19,000
Income taxes receivable	28,000	4,000
Prepaid production costs	535,000	867,000
Other prepaid expense	80,000	366,000
Total Current Assets	20,753,000	10,354,000

Other Assets:
Property and equipment, net	71,000	113,000
Operating lease right-of-use assets	144,000	183,000

Total Assets	$20,968,000	$10,650,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	2,653,000	2,539,000
Accrued liabilities:
Compensation	962,000	464,000
Sales tax	717,000	1,287,000
Other	611,000	1,430,000
Current portion of operating lease liabilities	4,000	76,000
Deferred revenue	2,427,000	842,000
Total Current Liabilities	7,374,000	6,638,000

Long-Term Liabilities:
Accrued income taxes	53,000	711,000
Operating lease liabilities	140,000	108,000
Total Long-Term Liabilities	193,000	819,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,797,000 and 1,782,000 at December 31, 2022 and 2021, respectively	18,000	18,000
Additional paid-in capital	16,458,000	16,296,000
Accumulated deficit	(3,075,000)	(13,121,000)
Total Shareholders' Equity	13,401,000	3,193,000

Total Liabilities and Shareholders' Equity	$20,968,000	$10,650,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF OPERATIONS

Year Ended December 31	2022	2021
Net services revenues	$18,800,000	$19,503,000

Cost of services	15,499,000	16,273,000
Gross Profit	3,301,000	3,230,000

Operating Expenses:
Selling	1,325,000	1,931,000
Marketing	1,050,000	1,032,000
General and administrative	3,320,000	5,058,000
Total Operating Expenses	5,695,000	8,021,000

Gain from litigation settlement, net	12,000,000	-

Operating Income (Loss)	9,606,000	(4,791,000)

Other Income (Expense):
Gain on forgiveness of debt and accrued interest	-	1,062,000
Benefit from Employee Retention Credit	-	273,000
Other income (expense)	222,000	(36,000)
Total Other Income	222,000	1,299,000
Income (Loss) Before Taxes	9,828,000	(3,492,000)

Income tax (benefit) expense	(218,000)	42,000
Net Income (Loss)	$10,046,000	$(3,534,000)

Net income (loss) per share:
Basic	$5.61	$(2.01)
Diluted	$5.59	$(2.01)

Shares used in calculation of net income (loss) per share:
Basic	1,791,000	1,760,000
Diluted	1,796,000	1,760,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2021	1,748,000	$17,000	$16,238,000	$(9,587,000)	$6,668,000
Issuance of common stock, net	6,000	1,000	26,000	—	27,000
Issuance of common stock upon vesting of restricted stock units	28,000	—	(200,000)	—	(200,000)
Value of stock-based compensation	—	—	232,000	—	232,000
Net loss	—	—	—	(3,534,000)	(3,534,000)
Balance at December 31, 2021	1,782,000	18,000	16,296,000	(13,121,000)	3,193,000

Issuance of common stock, net	6,000	—	39,000	—	39,000
Issuance of common stock upon vesting of restricted stock units	9,000	—	—	—	—
Value of stock-based compensation	—	—	123,000	—	123,000
Net income	—	—	—	10,046,000	10,046,000
Balance at December 31, 2022	1,797,000	$18,000	$16,458,000	$(3,075,000)	$13,401,000

See accompanying notes to financial statements.

Insignia Systems, Inc.
STATEMENTS OF CASH FLOWS

Year Ended December 31	2022	2021
Operating activities:
Net income (loss)	$10,046,000	$(3,534,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,000	60,000
Gain on sale of property and equipment	-	(6,000)
Changes in allowance for doubtful accounts	(251,000)	87,000
Stock-based compensation expense	123,000	232,000
Gain on forgiveness of debt and accrued interest	-	(1,062,000)
Changes in operating assets and liabilities:
Accounts receivable	(59,000)	523,000
Inventories	(10,000)	66,000
Income taxes receivable	(24,000)	237,000
Prepaid expenses and other	618,000	(392,000)
Accounts payable	126,000	(572,000)
Accrued liabilities	(892,000)	665,000
Accrued income taxes	(658,000)	34,000
Deferred revenue	1,585,000	662,000
Net cash provided by (used in) operating activities	10,663,000	(3,000,000)

Investing activities:
Purchases of property and equipment	(29,000)	(106,000)
Sale of property and equipment	-	16,000
Net cash used in investing activities	(29,000)	(90,000)

Financing activities:
Proceeds from issuance of common stock, net	39,000	27,000
Cash dividends paid ($0.70 per share)	-	(14,000)
Repurchase of common stock upon vesting of restricted stock awards and vesting of restricted stock units	-	(200,000)
Net cash provided by (used in) financing activities	39,000	(187,000)

Increase (decrease) in cash and cash equivalents and restricted cash	10,673,000	(3,277,000)

Cash and cash equivalents and restricted cash at beginning of year	3,851,000	7,128,000
Cash and cash equivalents and restricted cash at end of year	$14,524,000	$3,851,000

Supplemental disclosures for cash flow information:
Cash paid during the year for income taxes	$464,000	$230,000

Non-cash investing and financing activities:
Operating lease right-of-use asset obtained in exchange for lease obligations	$38,000	$219,000
Purchase of property and equipment included in accounts payable	$1,000	$13,000

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

Revenue Recognition.  Revenue from merchandising and on-pack solutions is recognized primarily at a point in time. The Company recognizes revenue from signage solutions ratably over the period of service, which is typically a two-to-four-week display cycle. Revenue that has been billed and not yet recognized is reflected as deferred revenue on the Company’s balance sheet.

Cash and Cash Equivalents and Restricted Cash. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents of $14,521,000 and $3,849,000 were invested in bank accounts, an insured sweep account, a U.S. Treasury bill and a money market account, at December 31, 2022 and 2021, respectively. At December 31, 2022, cash equivalents included a short-term U.S. Treasury bill which matures in March 2023. The balances in cash accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Amounts held in checking accounts and in insured cash sweep accounts during the years ended December 31, 2022 and 2021 were fully insured under the Federal Deposit Insurance Corporation.

December 31	2022	2021
Cash and cash equivalents	$14,439,000	$3,766,000
Restricted cash	85,000	85,000
Total cash and cash equivalents and restricted cash	$14,524,000	$3,851,000

Restricted Cash.  The Company’s restricted cash consists of cash the Company is contractually obligated to maintain in accordance with the terms of the lease for its headquarters space in Minneapolis. See Note 4 for further discussion.

Fair Value of Financial Instruments. Fair value is defined as the exit price, or the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants as of the measurement date. Accounting Standards Codification (“ASC”) 820-10 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect management’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.

The hierarchy is divided into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of December 31, 2022 and 2021, the Company had no financial assets or liabilities measured at a fair value on a recurring basis.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

December 31	2022	2021
Beginning balance	$355,000	$268,000
Bad debt provision	(44,000)	103,000
Accounts written-off	(299,000)	(111,000)
Recoveries	92,000	95,000
Ending balance	$104,000	$355,000

Inventories.  Inventories are primarily comprised of sign cards and hardware.  Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method.

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

Production tooling, machinery and equipment	1 – 6 years
Office furniture and fixtures	1 – 3 years
Computer equipment and software	3 – 5 years
Leasehold improvements	1 – 3 years

Leases.  The Company determines if an arrangement contains a lease at inception. Operating leases are included in our operating lease right-of-use (ROU) assets, the current portion of operating lease liabilities, and the operating lease liabilities on the balance sheets. The ROU assets represent our right to control the use of an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date and date of any lease modification based on the present value of lease payments over the lease term. The operating lease ROU assets also include any prepaid lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to exclude short-term leases (one year or less) from our ROU assets and lease liabilities.

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value.

Restructuring. The Company implemented a plan to restructure its operations in December 2021, including workforce reductions and other cost-saving initiatives. As part of this restructuring plan, the Company reduced its workforce by approximately 19%. A pre-tax restructuring charge of $201,000 was recorded during the year ended December 31, 2021. The Company recorded $81,000 of this charge within cost of sales and $120,000 within operating expenses in the Company’s statement of operations. As of December 31, 2021, the $201,000 pre-tax restructuring charge was included in accrued compensation and was paid in 2022.

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

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based awards at fair value. Restricted stock units and awards are valued at the closing market price of the Company’s stock on the date of the grant. The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options and employee stock purchase plan rights. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding several complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

Advertising Costs. Advertising costs are charged to operations as incurred. Advertising expenses were approximately $41,000 and $34,000 during the years ended December 31, 2022 and 2021, respectively.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the year.

Weighted average common shares outstanding for the years ended December 31, 2022 and 2021 were as follows:

Year ended December 31	2022	2021
Denominator for basic net income (loss) per share - weighted average shares	1,791,000	1,760,000
Effect of dilutive securities:
Stock options, restricted stock units and restricted stock awards	5,000	-
Denominator for diluted net income (loss) per share - weighted average shares	1,796,000	1,760,000

For the year ended December 31, 2022, the Company excluded stock awards where the market price of the Company’s stock was less than the exercise price of the outstanding stock award.

Options to purchase approximately 45,000 shares of common stock with a weighted average exercise price of $11.91, were outstanding at December 31, 2022 and were not included in the computation of common stock equivalents for the year ended December 31, 2022 because their exercise prices were higher than the average fair market value of the common stock during the reporting period.

Options to purchase approximately 22,000 shares of common stock with a weighted average exercise price of $12.64, were outstanding at December 31, 2021 and were not included in the computation of common stock equivalents for the year ended December 31, 2021 because their exercise prices were higher than the average fair market value of the common stock during the reporting period.  For the year ended December 31, 2021, all stock awards were anti-dilutive for the period due to the net loss.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

New Accounting Pronouncements. In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the way entities recognize impairment of most financial assets. This update is effective for the Company for the year ending December 31, 2023 and interim periods within that year.

Short-term and long-term financial assets, as defined by the standard, are impacted by immediate recognition of estimated credit losses in the financial statements, reflecting the net amount expected to be collected. We have evaluated the requirements of this standard on our financial assets and have concluded that the adoption of this ASU, beginning January 1, 2023, will have an immaterial impact on our financial statements.

2. Revenue Recognition.

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

Display, On-Pack, and Non-POPS Signage Solutions.  The Company supplies CPG manufacturers with retailer approved promotional services, such as display, on-pack, and signage solutions. These services are more customized than POPS, consisting of variable durations and variable specifications. Due to the variable nature of these services, revenue recognition is a primarily at a point-in-time recognition.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by timing of revenue recognition.

Year ended December 31	2022	2021
Timing of revenue recognition:
Services transferred over time	$1,763,000	$6,659,000
Services transferred at a point in time	17,037,000	12,844,000
Total	$18,800,000	$19,503,000

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

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2021	$842,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(491,000)
Cash received in advance and not recognized as revenue	2,076,000
Balance at December 31, 2022	$2,427,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of its performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. Among our contracts with an expected duration of greater than one year, we anticipate that revenue of $57,000 related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2022 will be recognized during 2023.

3. Property and Equipment.

Property and equipment consist of the following at December 31:

Year ended December 31	2022	2021
Property and Equipment:
Production tooling, machinery and equipment	$27,000	$27,000
Office furniture and fixtures	95,000	95,000
Computer equipment and software	771,000	753,000
Leasehold improvements	19,000	19,000
Construction in-progress	3,000	4,000
	915,000	898,000
Accumulated depreciation and amortization	(844,000)	(785,000)
Net Property and Equipment	$71,000	$113,000

Depreciation expense for the years ended December 31, 2022 and 2021 was $59,000 and $60,000, respectively.

4. Leases.

As of December 31, 2022, the Company leases space under two non-cancelable operating leases for its corporate headquarters and for warehouse space. Both leases have escalating lease payment terms but neither contains a contingent rent provision. The leases for both the Company’s corporate headquarters and its warehouse include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. The headquarters lease required the Company to provide a letter of credit, supported by an $85,000 deposit, which is reflected as restricted cash on the balance sheet.

The Company used its incremental borrowing rate of approximately 4.8% in determining the present value of the lease payments based on the information available at the lease commencement date for its two leases.

The exercise of lease renewal options is at the Company’s sole discretion. In December 2022, the Company decided to exercise the lease renewal option for its corporate headquarters, extending the lease term through December 31, 2026. Operating lease liabilities and right-of-use assets were increased for lease renewal by $38,000 for the year ended December 31, 2022. The Company used its incremental borrowing rate of approximately 7.0% in determining the present value of the extended lease payments.

The cost components of the Company’s operating leases were as follows:

	Year ended December 31, 2022
	Corporate		Operating
	Headquarters	Warehouse	Leases
Operating lease cost	$67,000	$17,000	$84,000
Variable lease cost	40,000	12,000	52,000
Total	$107,000	$29,000	$136,000

	Year ended December 31, 2021
	Prior Corporate	Corporate	Additional		Operating
	Headquarters	Headquarters	Office Space	Warehouse	Leases
Operating lease cost	$38,000	$28,000	$—	$13,000	$79,000
Variable lease cost	24,000	16,000	—	12,000	52,000
Short-term lease cost	—	—	28,000	—	28,000
Total	$62,000	$44,000	$28,000	$25,000	$159,000

Variable lease costs are excluded from right-of-use assets and lease liabilities and consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased corporate headquarters which are paid based on actual costs incurred by the lessor.

Maturities of the Company’s lease liabilities for its corporate headquarters and its warehouse operating leases were as follows as of December 31, 2022:

2023	$10,000
2024	52,000
2025	53,000
2026	55,000
Total lease payments	$170,000
Less: Interest	(26,000)
Present value of lease liabilities	$144,000

The remaining lease term as of December 31, 2022 for the Company’s corporate headquarters is 4.0 years. The warehouse lease which was set to expire on March 31, 2023 was extended on month-to-month basis with payments of $1,600 per month. The cash outflow for operating leases for the years ended December 31, 2022 and December 31, 2021 were $84,000 and $97,000, respectively.

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

On July 1, 2022, the Company entered into a $20 million settlement agreement with News America. The agreement memorializes the amicable settlement of the Company’s outstanding lawsuit against News America. The agreement resulted in net proceeds before income tax of $12,000,000 for the Company, which was recorded as a gain on litigation settlement in operations.

Retailer Agreements. The Company had contracts in the normal course of business with various retailers. Due to the decline of POPS revenue all fixed or store-based payment commitments have been eliminated, and the Company incurred no such costs for the year ended December 31, 2022.

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

The following table summarizes the stock-based compensation expense that was recognized in the Company’s statements of operations for the years ended December 31, 2022 and 2021:

Year ended December 31	2022	2021
Cost of sales	$18,000	$24,000
Selling	1,000	25,000
Marketing	13,000	12,000
General and administrative	91,000	171,000
	$123,000	$232,000

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following weighted-average assumptions:

	2022	2021
Employee Stock Purchase Plan:
Expected life (years)	1.0	1.0
Expected volatility	169%	142%
Dividend yield	0%	0%
Risk-free interest rate	0.4%	0.1%

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

The following table summarizes activity under the 2003, 2013 and 2018 Plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2021	93,731	30,498	$14.69
Restricted stock units and awards granted - 2018 Plan	(5,514)	—
Cancelled or forfeited - 2018 Plan options	2,584	(2,584)	13.36
Cancelled or forfeited - 2018 Plan restricted stock and restricted stock units	5,508	—	8.69
Stock options exercised	—	(1,973)	13.59	$17,100
Cancelled or forfeited - 2013 Plan options	292	(292)	15.54
Cancelled or forfeited - 2013 Plan restricted stock and restricted stock units	1,047	—	12.39
Cancelled or forfeited - 2003 Plan options	—	(6,527)	19.66
Balance at December 31, 2021	97,648	19,122	$13.23

Restricted stock units and awards granted - 2018 Plan	(6,248)	—
Stock options exercised	—	(1,300)	8.26	$2,422
Cancelled or forfeited - 2013 Plan options	1,462	(1,462)	15.54
Cancelled or forfeited - 2003 Plan options	—	(2,274)	8.76
Balance at December 31, 2022	92,862	14,086	14.17

The following table summarizes information about the stock options outstanding at December 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$13.65	10,185	5.61 years	$13.65	10,185	$13.65
$15.54	3,901	1.39 years	15.54	3,901	15.54
	14,086	4.44 years	$14.17	14,086	$14.17

Options outstanding under the Plans expire at various dates from May 2024 through August 2028. Options outstanding at December 31, 2022 had no intrinsic value. Options outstanding at December 31, 2021 had an intrinsic value of $188,322.

Options exercisable at December 31, 2022 had a weighted average remaining life of 4.44 years and no intrinsic value. The 15,726 options exercisable at December 31, 2021 had a weighted average remaining life of 3.82 years and an aggregate intrinsic value of $156,298.

During the years ended December 31, 2022 and 2021, no equity awards were issued by the Company, except for the following annual awards to non-employee members of the Board of Directors.

In August 2022, non-employee members of the Board of Directors received restricted stock grants totaling 6,248 shares pursuant to the 2018 Plan. The shares underlying the awards were assigned a value of $9.60 per share, which was the closing price of the Company’s common stock on the date of grant, for a total grant date value of $60,000. The shares are scheduled to vest the earlier of August 4, 2023 or the day immediately preceding the date of the next annual shareholder meeting.

In June 2021, non-employee members of the Board of Directors received restricted stock grants totaling 5,514 shares pursuant to the 2018 Plan. The shares underlying the awards were assigned a value of $8.16 per share, which was the closing price of the Company’s common stock on the date of grant, for a total grant date value of $45,000. The shares vested June 1, 2022.

Restricted stock and restricted stock unit transactions during the years ended December 31, 2022 and 2021 are summarized as follows:

	Number of Shares	Weighted average grant date fair value
Unvested shares at January 1, 2021	49,964	$8.76
Granted	5,514	8.16
Vested	(40,392)	8.33
Forfeited or surrendered	(6,555)	9.28
Unvested shares at December 31, 2021	8,531	$10.01
Granted	6,248	9.60
Vested	(8,910)	10.25
Unvested shares at December 31, 2022	5,869	$9.21

As of December 31, 2022, there were no unrecognized compensation costs related to outstanding stock options.

As of December 31, 2022, there was approximately $32,000 of total unrecognized compensation costs related to restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 0.6 years.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”) that enables employees to contribute up to 10% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of the year. During the years ended December 31, 2022 and 2021, respectively, participants purchased 1,153 and 4,541 shares under the ESPP. At December 31, 2022, 23,283 shares were reserved for future employee purchases of common stock under the ESPP. For the years ended December 31, 2022 and 2021, the Company recognized $60,000 and $23,000, respectively, of stock-based compensation expense related to the ESPP.

Dividends. The Company has not historically paid dividends, other than one-time dividends declared in 2011 and 2016. The Company intends to retain earnings from operations for use in advancing our business strategy; however, the Company may consider special dividends in the future.

7. Income Taxes.

Income tax expense (benefit) consists of the following:

Year ended December 31	2022	2021
Current taxes - Federal	$361,000	$-
Current taxes - State	(579,000)	42,000
Income tax expense	$(218,000)	$42,000

The actual tax (expense) benefit attributable to income (loss) before taxes differs from the expected tax benefit (expense) computed by applying the U.S. federal corporate income tax rate of 21% as follows:

Year Ended December 31	2022	2021
Federal statutory rate	21.0%	21.0%
Stock-based awards	0.2	2.0
State taxes	3.6	3.6
Impact of uncertain tax positions	(6.7)	(1.0)
Valuation allowance	(20.0)	(34.3)
Other	(0.3)	7.5

Effective federal income tax rate	(2.2)%	(1.2)%

Components of resulting noncurrent deferred tax assets (liabilities) are as follows:

As of December 31	2022	2021
Deferred tax assets
Accrued expenses	$231,000	$507,000
Inventory reserve	23,000	23,000
Stock-based awards	24,000	31,000
Reserve for bad debts	26,000	88,000
Net operating loss and credit carryforwards	824,000	2,507,000
Other	23,000	33,000
Depreciation	43,000	33,000
Valuation allowance	(1,175,000)	(3,146,000)

Total deferred tax assets	$19,000	$76,000

Deferred tax liabilities
Prepaid expenses	(19,000)	(76,000)

Total deferred tax liabilities	(19,000)	(76,000)

Net deferred income tax liabilities	$-	$-

As of December 31, 2022, the Company had a Federal pre-tax net operating loss (NOL) to carry forward of approximately $2,900,000 and state NOLs of approximately $3,500,000 to carry forward. The Federal NOLs can be carried forward indefinitely. The expiration of state NOLs carried forward varies by taxing jurisdiction. Future utilization of NOLs carried forward may be subject to certain limitations under Section 382 of the Internal Revenue Code.

The Company evaluates all significant available positive and negative evidence, including the existence of losses in prior years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into consideration the Company’s recent performance. The change in the valuation allowance for the years ended December 31, 2022 and 2021 was a decrease of $1,971,000 and an increase of $1,200,000, respectively. The valuation allowance decrease in 2022 was primarily related to the utilization of the Company’s net operating loss carryforward against the Company’s taxable income. Such utilization was limited to 80% of the Company’s taxable income for the year.

The Company has recorded a liability of $53,000 and $711,000 for uncertain tax positions taken in tax returns in previous years as of December 31, 2022 and 2021, respectively. This liability is reflected as accrued income taxes on the Company’s balance sheets. The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years 2019 and forward are open for examination and assessment by the Internal Revenue Service. With limited exceptions, tax years prior to 2019 are no longer open in major state and local tax jurisdictions. The Company has recorded a decrease of approximately $678,000 in unrecognized tax benefits related to state exposure in the third quarter of 2022, which reduced accrued income taxes and increased the current income tax benefit. The Company has determined it is no longer more likely than not that the Company will realize the tax expense.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows:

Balance at January 1, 2021	$677,000
Increases due to interest and state tax	34,000
Balance at December 31, 2021	711,000
Decrease due to state tax expense	(678,000)
Increases due to interest and state tax	20,000
Balance at December 31, 2022	$53,000

8. Employee Benefit Plans.

The Company sponsors a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. During the years ended December 31, 2022 and 2021, the Company’s expense for matching contributions was $53,000 and $41,000, respectively.

9. Concentrations.

Major Customers. During the year ended December 31, 2022, three customers accounted for 19%, 11% and 11%, respectively of the Company’s total net sales. At December 31, 2022, three customers represented 20%, 19% and 11% respectively of the Company’s total accounts receivable. During the year ended December 31, 2021, two customers accounted for 15% and 12%, respectively of the Company’s total net sales. At December 31, 2021, two customers represented 25% and 19%, respectively of the Company’s total accounts receivable.

Export Sales. Export sales accounted for less than 1% of total net sales during the years ended December 31, 2022 and 2021.

10. Loan.

In April 2020, the Company entered into a loan agreement in the amount of $1,054,000 pursuant to the Paycheck Protection Program (the “PPP”) of the CARES Act.

The Company’s application for forgiveness of the amount due under the loan, including accrued interest, was approved by the U.S. Small Business Administration on January 29, 2021. Accordingly, for the year ended December 31, 2021, the debt of $1,054,000, plus accrued interest of $8,000 was eliminated with a gain on debt extinguishment included in other income.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer and principal financial officer) and the Company’s Vice President of Finance (principal accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2022, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures as of December 31, 2022 were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In conducting its evaluation, our management used the criteria set forth by the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting occurred during the Company’s most recently completed fiscal quarter that would have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated into this Item by reference is the information appearing under the headings “Proposal One – Election of Directors,” “Corporate Governance and Board Matters,” “Submission of Shareholder Proposals and Nominations” and, if any, “Delinquent Section 16(a) Reports,” in our Proxy Statement for our 2023 Annual Meeting of Shareholders we intend to file with the SEC (the “Proxy Statement”).

Information about our Executive Officers

As of the date of filing this Form 10-K, the following individuals were executive officers of the Company:

Name	Age	Position
Kristine A. Glancy	45	President, Chief Executive Officer and Secretary
Adam D. May	39	Chief Growth Officer
Zackery A. Weber	43	Vice President of Finance

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

Adam D. May has been our Chief Growth Officer since January 2020. He served as Senior Vice President of Sales from July 2017 to December 2019. Mr. May has over 10 years of CPG sales and business development experience at Mars, Incorporate and The Kraft Heinz Company. Most recently Mr. May served as Associate Director from 2016 to July 2017.  He held several Customer Business Lead roles from 2012 to 2016.  Before joining The Kraft Heinz Company, Mr. May held several Sales positions at Mars Petcare from 2008 to 2012.  His experience provides necessary skills to the Company in the areas of Sales, Sales Strategy and Business Development.  Mr. May holds a Bachelor of Science in Business Administration and Management from Indiana University.

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

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

The following financial statements of Insignia Systems, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2022 and 2021

Statements of Operations for the years ended December 31, 2022 and 2021

Statements of Shareholders’ Equity for the years ended December 31, 2022 and 2021

Statements of Cash Flows for the years ended December 31, 2022 and 2021

Notes to Financial Statements

(a) Exhibits

Exhibit Number	Description	Incorporated by Reference To
3.1	Restated Articles of Incorporation (effective as of January 4, 2021)	Exhibit 3.1 to Current Report filed January 6, 2021

3.2	Composite Bylaws, as amended through December 5, 2015	Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2015

4.1	Description of Securities	Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2019

*10.1	2003 Incentive Stock Option Plan, as amended	Exhibit 10.1 to Form 8-K filed December 2, 2016

*10.2	Form of Incentive Stock Option Agreement under 2003 Incentive Stock Option Plan	Exhibit 10.1 to Form 8-K filed January 16, 2013

*10.3	2013 Omnibus Stock and Incentive Plan, as amended	Exhibit 10.2 to Form 8-K filed December 2, 2016

*10.4	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 to Form 8-K filed August 23, 2013

*10.5	Form of Restricted Stock Unit Agreement for Employees under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 to Form 8-K filed May 28, 2014

*10.6	Form of Restricted Stock Award Agreement for Employees under the 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2017

*10.7	2018 Equity Incentive Plan	Exhibit 99.1 to Registration Statement on Form S-8, Reg. No. 333-226670

*10.8	Form of Non-Qualified Stock Option Agreement under 2018 Equity Incentive Plan	Exhibit 10.1 to Form 8-K filed August 14, 2018

*10.9	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan	Exhibit 10.2 to Form 8-K filed August 14, 2018

Exhibit Number	Description	Incorporated by Reference To
*10.10	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2018 Equity Incentive Plan	Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2019

*10.11	Employee Stock Purchase Plan, as amended	Exhibit 99.2 to Registration Statement on Form S-8, filed August 8, 2018

*10.12	Deferred Compensation Plan for Directors	Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2018

*10.13	Employment Agreement with Kristine Glancy dated April 8, 2016	Exhibit 10.1 to Form 8-K filed April 13, 2016

*10.14	Change in Control Severance Agreement with Kristine Glancy dated April 8, 2016	Exhibit 10.2 to Form 8-K filed April 13, 2016

*10.15	First Amendment to Change in Control Agreement with Kristine A. Glancy dated April 28, 2018	Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2019

*10.16	Employment Agreement with Adam May dated December 20, 2019	Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2019

*10.17	Change in Control Agreement with Adam May dated December 20, 2019	Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2019

*10.18	Settlement Agreement and Release with News America Marketing In-Store, LLC, dated February 9, 2011, including exhibits	Exhibit 10.1 to Form 10-Q/A for the quarterly period ended March 31, 2011

*10.19	Employment Agreement with Zackery A. Weber dated September 10, 2021	Exhibit 10.1 to Form 8-K filed September 16, 2021

*10.20	Form of Retention Agreement	Exhibit 10.2 to Form 8-K filed September 16, 2021

10.21	Confidential Settlement Agreement and Mutual Release by and between the Company and News America, dated as of July 1, 2022	Exhibit 10.1 to Current Report on Form 8-K filed July 7, 2022

10.22	Form of Annual Cash Incentive Compensation Agreement for fiscal year ending December 31, 2022	Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2022

10.23	Retention Agreement with Adam D. May dated January 13, 2023	Exhibit 10.1 to Form 8-K filed January 19, 2023

10.24	Retention Agreement with Zackery A. Weber dated January 13, 2023	Exhibit 10.2 to Form 8-K filed January 19, 2023

+23.1	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description	Incorporated by Reference To
+31	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
++32	Section 1350 Certifications
+101

The following materials from Insignia Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 are filed herewith, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Shareholders’ Equity (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

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

Dated:    March 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kristine A. Glancy	President, Chief Executive Officer, Secretary and Director	March 9, 2023
Kristine A. Glancy	(principal executive officer and principal financial officer)

/s/ Zackery A. Weber	Vice President of Finance	March 9, 2023
Zackery A. Weber	(principal accounting officer)

/s/ Jacob J. Berning	Chairman of the Board, Director	March 9, 2023
Jacob J. Berning

/s/ Chad B. Johnson	Director	March 9, 2023
Chad B. Johnson

/s/ Mark R. Jundt	Director	March 9, 2023
Mark R. Jundt

/s/ Daniel C. Philp	Director	March 9, 2023
Daniel C. Philp

/s/ Nicholas J. Swenson	Director	March 9, 2023
Nicholas J. Swenson

/s/ Loren A. Unterseher	Director	March 9, 2023
Loren A. Unterseher

