Form 10-K/A
period 2022-12-31
INSIGNIA SYSTEMS INC/MN
filed 2023-04-28
CIK 875355

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Insignia Systems, Inc. for the year ended December 31, 2022 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement on or before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC made after the Original Filing.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Executive Officers

As of the date of filing this Form 10-K, the following individuals were executive officers of the Company:

Name	Age	Position
Kristine A. Glancy	45	President, Chief Executive Officer and Secretary
Adam D. May	39	Chief Growth Officer
Randy D. Uglem	45	Senior Vice President of Lending
Zackery A. Weber	44	Vice President of Finance

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

Randy D. Uglem has served as Senior Vice President of Lending since March 2023. Mr. Uglem has over twenty years of experience in credit and lending, most recently as Ag Credit and Lending Director at Air T, Inc. from February 2019 to March 2023. Mr. Uglem spent nearly 13 years at CHS Inc., serving most recently as Credit Director from 2014 to January 2019. Early in his career, he held positions at AgCountry Farm Credit Services and Affinity Plus Credit Union, as well as being involved in his family’s farming operation in North Dakota. Mr. Uglem holds a Bachelor of Science in Agricultural Economics from North Dakota State University.

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

There are no family relationships among any of the executive officers and directors of the Company.

Information about our Directors

As of the date of filing this Form 10-K, our board of directors was comprised of the following individuals:

Director & Nominee	Age	Position	Director Since
Jacob J. Berning	50	Director, Chairman of the Board	2017(1)
Kristine A. Glancy	45	Director, President, Chief Executive Officer & Secretary	2017
Chad B. Johnson	52	Director	2020
Mark R. Jundt	43	Director	2022(2)
Daniel C. Philp	38	Director	2022(2)
Nicholas J. Swenson	54	Director	2021(3)
Loren A. Unterseher	58	Director	2018

 ____________________

(1)	Mr. Berning also served as a director of the Company from December 2014 to June 2016
(2)	Mr. Jundt and Mr. Philp were elected as directors in November 2022.
(3)	Mr. Swenson also served as a director of the Company from November 2014 to March 2016

Jacob J. Berning has served as Chairman of the Board since May 2018 and has served as President of Food Service at  Schwan’s Company since September 2018. Prior to that role, Mr. Berning has held several positions since he joined The Schwan Company in 2014. Mr. Berning has extensive leadership experience across a diverse set of businesses and teams in the consumer-packaged goods industry. His more than 20 years of marketing experience working with a variety of different brands also includes time as Marketing Director of WhiteWave Foods Company from July 2011 to September 2014 and Marketing Manager at General Mills, Inc. from September 2003 to July 2011. He has a Bachelor of Arts degree from the University of Minnesota and an MBA from New York University. These experiences provide knowledge and understanding of the industry representing the majority of our customer base.

Kristine A. Glancy has served as our President and Chief Executive Officer since 2016. She has served in the additional role of principal financial officer since January 2021. Prior to joining the Company, Ms. Glancy served in various roles at The Kraft Heinz Company from 1999 to 2016, most recently as Customer Vice President from 2013 to 2016. She held the positions of Director of Sales from 2012 to 2013 and National Customer Manager from 2010 to 2012. Ms. Glancy holds a Bachelor of Arts degree in Marketing and International Business from Saint Mary’s University and an MBA from Fordham University, New York City. Her more than 22 years as a sales and marketing executive provide the necessary skills to the Board and Company in the areas of Sales, Product Strategy, Customer Relations, Business and Brand Development.

Chad B. Johnson is a Senior Director of Marketing of C.H. Robinson Inc., a third-party logistics and supply chain management provider, a position he has held since July 2018. Prior to that role, Mr. Johnson was a Business Unit Director for General Mills Inc., from July 2000 to July 2018. Mr. Johnson has extensive marketing and leadership experience in the consumer-packaged goods industry. He holds a Bachelor of Arts degree in Economics and Chemistry from St. Olaf College and an MBA – Marketing and Finance from the University of Minnesota – Carlson School. These experiences provide knowledge and understanding of the industry representing the majority of our customer base.

Mark R. Jundt has served as General Counsel & Corporate Secretary of Air T, Inc. (Nasdaq: AIRT) since 2018. Prior to that role, Mr. Jundt oversaw the Global Litigation function at CHS Inc., a Fortune 100 grain and energy company. Mr. Jundt has extensive experience in corporate governance, mergers and acquisitions, and litigation. He holds a Bachelor of Business Administration from North Dakota State University and a law degree from Hamline University. Mr. Jundt’s experience as the chief legal officer at a public company provides important insight for our board of directors, especially as we continue to explore strategic options.

Daniel C. Philp has served as Senior Vice President of Corporate Development at Air T, Inc. (Nasdaq: AIRT) since 2014. In this role Mr. Philp oversees the investigation of new business lines, acquisition targets and other strategic initiatives for Air T. Prior to that role, Mr. Philp worked as an Event Driven/Special Situations investment analyst/trader for Whitebox Advisors, where he was responsible for generating and evaluating non-market correlated investment opportunities as well as structured convertible PIPE (Private Issuance of Public Equity) transactions. Mr. Philp holds a BA from St. John’s University. Mr. Philp’s experience with developing and executing transactions provides important insight, especially as the board continues to evaluate strategic options.

Nicholas J. Swenson has served as President and Chief Executive Officer of Air T, Inc.(Nasdaq:AIRT) since 2014, having previously served in those roles on an interim basis since 2013. Mr. Swenson is also a private investor and the founder and managing member of Groveland Capital, LLC, an investment management firm, and is also the managing member of AO Partners, LLC, which is the general partner of AO Partners I, L.P., an investment fund. Mr. Swenson has served on the boards of directors of Air T, Inc. since 2013, Pro-Dex, Inc. (Nasdaq: PDEX) since 2012 and Delphax Technologies Inc. (OTC:DLPX) since 2015. He previously served as a portfolio manager and partner of Whitebox Advisers, LLC, an investment management firm. He has a BA in History from Middlebury College and an MBA from the University of Chicago. Mr. Swenson’s experience as the chief executive of a public company and the Company’s largest investor provide the board with unique insight.

Loren A. Unterseher is the Managing Partner of Oxbow Industries, LLC, a holding company investing primarily in middle-market private companies, which position he has held since 2004. Over his career, Mr. Unterseher has completed over $2.5 billion in corporate finance transactions. Prior to Oxbow Industries, Mr. Unterseher was a Principal/Shareholder & Director of Mergers and Acquisitions for Craig-Hallum Capital Group. Prior to Craig-Hallum, he was Director of Private Equity for Lazard Middle Market (f/k/a Goldsmith Agio Helms). Mr. Unterseher started his investment banking career as a Vice-President in Mergers and Acquisitions at RBC (f/k/a Dain Rauscher). He began his professional career as an attorney and was a Partner at Stinson Leonard Street (f/k/a Leonard, Street & Deinard), a major Minneapolis based law firm. Mr. Unterseher has served on the board of directors of SkyWater Technology, Inc. (Nasdaq:SKYT) since 2017, and serves on the boards of directors of numerous private and not-for profit entities. He holds a Bachelor of Business Administration degree in Finance from the University of Iowa and a J.D. from the University of North Dakota. We believe Mr. Unterseher’s investment, mergers and acquisitions, and finance experience benefit our board of directors in addition to his leadership of its Audit Committee.

Committees of the Board of Directors

The current membership of the Board’s standing committees is set forth in the following table.

Director	Audit	Governance, Compensation and Nominating	Independent Director
Jacob J. Berning	Member	Chair	✓
Kristine A. Glancy
Chad B. Johnson	Member	Member	✓
Mark R. Jundt			✓
Daniel C. Philp			✓
Nicholas J. Swenson	Member	Member	✓
Loren A. Unterseher	Chair	Member	✓

Audit Committee

Independence; Qualifications. Each of the members of the Audit Committee is an “independent director” as that term is defined by the Nasdaq Rules and “independent” as that term is defined by Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The Board has also determined that Mr. Unterseher has acquired the attributes necessary to qualify him as an “audit committee financial expert,” as that term is defined by the rules of the SEC. The determination for Mr. Unterseher was based primarily on experience analyzing and evaluating financial statements and financial performance of companies as Director of Mergers and Acquisitions for Craig-Hallum and in similar roles at Lazard Middle Market and RBC.

Duties and Responsibilities. The Audit Committee provides independent objective oversight of the Company’s financial reporting system. As part of its responsibilities, the committee reviews and evaluates significant matters relating to the annual audit and the internal controls of the Company and communicates its analysis with management, reviews the scope and results of annual independent audits by, and the recommendations of, the Company’s independent auditors, reviews the independent auditor’s qualifications and independence and approves additional services to be provided by the auditors. The committee is solely responsible for appointing, setting the compensation of and evaluating the independent auditors.

In addition, the committee: (i) meets separately with management and the independent auditors on a periodic basis; (ii) receives the independent auditors’ report on all critical accounting policies and practices and other written communications; (iii) reviews management’s statements concerning its assessment of the effectiveness of internal controls and the independent auditors’ report on such statements, as applicable; and (iv) reviews and discusses with management and the independent auditors the Company’s interim and annual financial statements and disclosures (including Management’s Discussion and Analysis) in its Quarterly Reports on Form 10-Q and Annual Report on Form 10-K and the results of the quarterly financial reviews and the annual audit. The committee has direct access to the Company’s independent auditors. The committee also reviews and approves all related-party transactions.

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

Item 11. Executive Compensation

Named Executive Officers

The following individuals were our only executive officers during fiscal 2022 and are collectively referred to as our “Named Executive Officers” for fiscal 2022:

Name	Position(s)
Kristine A. Glancy	President, Chief Executive Officer, and Secretary
Adam D. May	Chief Growth Officer
Zackery A. Weber	Vice President of Finance

Summary Compensation Table

The following table sets forth information about all compensation (cash and non-cash) awarded to, earned by or paid to our Named Executive Officers) for the fiscal years ended December 31, 2022 and 2021, as applicable.

Name and Position	Year	Salary(1)	Bonus(2)	Non-Equity Incentive Plan Compensation	All Other Compensation(3)	Total
Kristine A. Glancy(4)	2022	$314,600	$200,000	$178,752	$4,575	$697,927
President, Chief Executive Officer and Secretary	2021	$314,600	$–	$–	$4,350	$318,950

Adam D. May	2022	$220,000	$165,000	$147,502	$14,655	$547,157
Chief Growth Officer	2021	$220,000	$–	$50,000	$12,937	$282,937

Zackery A. Weber(5)	2022	$158,558	$55,000	$54,546	$3,203	$271,307
Vice President of Finance	2021	$145,000	$10,000	$–	$2,325	$157,325

 ______________________________

(1)	Actual amounts paid, based on the number of payroll periods during the applicable fiscal year.
(2)	Amount shown represents retention bonus arrangements approved by GCN Committee, as referenced below.
(3)	Amounts shown represent employer 401(k) contribution match and, in the case of Mr. May, an annual car allowance.
(4)	Ms. Glancy assumed the role of principal financial officer in January 2021.
(5)

Mr. Weber, then Senior Director of Financial Planning and Analysis, commenced service as an executive officer upon assuming the role of principal accounting officer in January 2021. He was promoted to Vice President of Finance in January 2022.

Fiscal 2022 Executive Compensation

The principal components of compensation for the Named Executive Officers are: (i) base salary; and (ii) non-equity incentive compensation in the form of an annual cash bonus under the Executive Incentive Plan. While no rights to retention bonuses were granted in 2020, retention bonuses from prior commitments were paid in 2022. These components of compensation are summarized below, followed by a description of each Named Executive Officer’s individual agreements with the Company and the compensation received thereunder.

In January 2022, the Compensation Committee evaluated the scope of responsibilities and base salaries of our Named Executive Officers and, as a result, increased Mr. Weber’s annual base salary to $160,000 effective January 31, 2022.

Executive Incentive Plan

In March 2022, the Board, as recommended by its Governance, Compensation and Nominating Committee (the “GCN Committee”), approved the 2022 Executive Cash Incentive Plan (the “2022 Cash Plan”). Members of the Company’s senior management, including all three of the Company’s executive officers, Ms. Glancy, Mr. May, and Mr. Weber participated in the 2022 Cash Plan.

The 2022 Cash Plan provided that Ms. Glancy, Mr. May and Mr. Weber were eligible to receive a potential payout based solely on the Company’s performance against target operating income/loss, inclusive of all compensation expenses, excluding expenses specific to significant pending litigation, gain from litigation settlement, expense specific to any actions taken in review of strategic alternatives, expense/income coming from changes in the Company’s share price, and adjustments to sales tax. The total target cash payments under the 2022 Cash Plan for Ms. Glancy were equal to 50% of her base salary and the potential payouts, if any, ranged from a threshold of 5% to a maximum of 75% her base salary. The total target cash payments under the 2022 Cash Plan for Mr. May were equal to 59% of his base salary and the potential payouts, if any, ranged from a threshold of 6% to a maximum of 89% his base salary. The total target cash payments under the 2022 Cash Plan for Mr. Weber were equal to 30% of his base salary and the potential payouts, if any, ranged from a threshold of 3% to a maximum of 45% his base salary. All bonus calculations under the 2022 Cash Plan were subject to review and final approval by the GCN Committee prior to payment.

Company Performance-Based Payment

For 2022, the GCN Committee established a target operating income and a minimum cash balance, excluding expenses specific to the Company’s significant pending litigation, gain from litigation settlement, expense specific to any actions taken in review of strategic alternatives, expense/income coming from changes in the Company’s share price, and adjustments to sales tax, and approved the following schedule of potential payments under the Executive Incentive Plan:

Pre-Bonus Income Level	Operating Income (Loss)	Percent of Target Variable Compensation
<($3,069,200)	<($3,121,000)	0%
($3,069,200) – ($2,576,999)	($3,121,000) – ($3,094,999)	10% – 99.99%
($2,577,000) – $691,999	($3,095,000) – ($84,999)	100% – 149.99%
≥ $692,000	≥ ($85,000)	150%

Based on an actual operating income of $9,606,000 for 2022, as reported in Part II, Item 8, of the Company’s Original Filing and adjusted to exclude the expenses specific to the pending litigation, gain from litigation settlement, expense specific to any actions taken in review of strategic alternatives, expense/income coming from changes in the Company’s share price, and adjustments to sales tax, the GCN Committee, approved payments representing 113% of target variable compensation, awarding payments of $178,278 to Ms. Glancy, $147,337 to Mr. May, and $54,401 to Mr. Weber.

Retention Bonus Arrangements

In December 2020, the GCN Committee approved a $50,000 retention bonus opportunity for Mr. May, which was conditioned upon him being continuously employed by the Company through December 31, 2021 and was paid in full in January 2022.

In September 2021, the GCN Committee approved retention bonus opportunities for certain key employees, including Ms. Glancy, Mr. May and Mr. Weber, with potential payouts of $200,000, $115,000 and $55,000, respectively. In order to earn the first 50% of the potential payout, they were required to remain employed by the Company through March 31, 2022. In order to earn the remaining 50%, they were required to remain employed by the Company through September 30, 2022. If their employment with the Company was terminated by them for any reason or by the Company for “Cause” (as defined in the 2018 Plan), on or before December 31, 2022, then they would have been required to repay to the Company all portions of the retention bonus. If their employment with the Company had ended as a result of Change in Control (as defined in the 2018 Plan) prior to December 31, 2022, then no such repayment would have been required. These 2021 retention bonuses were paid in full in 2022.

In January 2023, the GCN Committee approved an additional $130,000 retention bonus opportunity for Mr. May and a $48,000 retention bonus opportunity for Mr. Weber. If earned, by remaining in employment until December 31, 2023, the bonuses will be paid in full in early 2024.

The retention bonuses approved in September 2021 and January 2023 were awarded to encourage certain key employees to maintain employment through the Company’s strategic alternatives processes that was announced on December 6, 2021.

Actions Relating to Fiscal 2023 Executive Compensation

The non-employee directors, as recommended by the GCN Committee, approved, the 2023 Executive Cash Incentive Plan (the “2023 Cash Plan”). The Company’s current Named Executive Officers are the only employees currently eligible to participate in the 2023 Cash Plan. The 2023 Cash Plan provides that each of the participants are eligible to receive a potential payout based solely on the Company’s performance against target operating income/loss, inclusive of all compensation expenses, expense specific to any actions taken in review of strategic alternatives, expense/income coming from changes in the Company’s share price, and adjustments to sales tax and income tax actuals. The total target cash payment under the 2023 Cash Plan for Ms. Glancy is equal to 50% of her base salary and the potential payout, if any, ranges from a threshold of 5% to a maximum of 75% of her base salary. The total target cash payment under the 2023 Cash Plan for Mr. May is equal to 59% of his base salary and the potential payout, if any, ranges from a threshold of 6% to a maximum of 89% of his base salary. The total target cash payment under the 2023 Cash Plan for Mr. Weber is equal to 30% of his base salary and the potential payout, if any, ranges from a threshold of 3% to a maximum of 45% of his base salary.

Severance and Change in Control Arrangements with Named Executive Officers

The Company is party to Employment Agreements with Ms. Glancy, Mr. May and Mr. Weber and Change in Control Agreements with Ms. Glancy and Mr. May, each in substantially the same form.

Each Employment Agreement provides that the employee will receive an established annual base salary, subject to increase from time to time, target incentive compensation awards, and participation in customary benefit plans and programs. In addition, in the event of the employee’s involuntary termination without cause or voluntary termination with good reason, provided that the employee signs a release and agrees to post-termination restrictive covenants, she or he will be eligible to receive accrued and unpaid compensation as well as the following severance pay and benefits: (1) the annual incentive compensation they would have been entitled to receive for the year in which their termination occurs as if they had continued until the end of that fiscal year, determined based on the Company’s actual performance for that year relative to any applicable performance goals, prorated for the number of days in the fiscal year through the termination date and generally payable in a cash lump sum at the time such incentive awards are payable to other participants; (2) a percentage (100% for Ms. Glancy; 50% for Mr. May and Mr. Weber) of their annual base salary as in effect at the time of termination, payable in a single lump sum payment no later than 60 days following the termination date; and (3) welfare benefit continuation for four months for Ms. Glancy and for three months for Mr. May and Mr. Weber following termination. In the event of death, disability, involuntary termination for cause or voluntary termination without good reason, each will be entitled to accrued and unpaid compensation as provided in the Employment Agreement.

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

Under their respective Change in Control Agreements (as amended), upon a qualifying termination, Ms. Glancy and Mr. May would be eligible to receive the following, provided that he or she signs a release and agrees to post-termination restrictive covenants, subject to offset by the amount of any severance previously paid under any employment agreement with the Company: (1) a lump sum severance payment equal to a percentage (200% for Ms. Glancy; 75% for Mr. May) of their annual base salary, (2) cash lump sum payment equal to the sum of (x) unpaid incentive compensation that has been allocated or awarded to them for a completed fiscal year preceding the date of the qualifying termination which is contingent only upon the continued employment to a subsequent date plus (y) a pro rata portion to the date of the qualifying termination of her target bonus for the year calculated through the date of the qualifying termination, (3) welfare benefit continuation for a specified period (12 months for Ms. Glancy; 6 months for Mr. May), (4) certain post-retirement health care or life insurance benefits if they would have become eligible for such benefits during the 24 months after the date of termination, (5) a lump sum payment equal to all earned but unused paid time off days, and (6) outplacement fees not to exceed $5,000.

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

Compensation of Non-Employee Directors

The following table summarizes the compensation paid to our non-employee directors for 2022.

Name	Fees Earned or Paid Cash(1)	Stock Awards(2)	Total
Jacob J. Berning	$22,000	$15,000	$37,000
Chad B. Johnson	$17,000	$15,000	$32,000
Mark R. Jundt(3)	$1,417	–	$1,417
Daniel C. Philp(3)	$1,417	–	$1,417
Nicholas J. Swenson(4)	$7,083	–	$7,083
Loren A. Unterseher	$22,000	$15,000	$37,000

 _______________________

(1)

Reflects annual board retainer and fees for attending Board, committee and conference call meetings earned during 2022 inclusive of amounts related to the Director Deferred Compensation Plan for Director. As of December 31, 2022, the following director held shares under the plan: Mr. Berning held 10,287 shares, Mr. Johnson held 4,155 shares, and Mr. Unterseher held 8,295 shares.

(2)

On August 4, 2022, each non-employee director received restricted stock unit grants pursuant to the 2018 Equity Incentive Plan (the “2018 Plan”) worth $15,000 based on the closing price of the Company’s common stock on the date of grant. As of December 31, 2022, Jacob Berning, Chad Johnson and Loren Unterseher each held 1,562 restricted stock units.

(3)	Mr. Jundt and Mr. Philp were elected to the Board on November 25, 2022.
(4)	Mr. Swenson did began earning cash compensation in August 2022.

In 2022, non-employee directors received an annual cash retainer of $17,000 per year of service and the Chairman of the Board and each Committee Chair were eligible to receive an additional annual cash retainer of $5,000.

In 2022, Jacob Berning, Chad Johnson and Loren Unterseher, each a non-employee director, received a restricted stock unit grant of shares of common stock based on a target grant date fair value of $15,000. These restricted stock grants were made on August 4, 2022 pursuant to the 2018 Plan. Each non-employee director was granted 1,562 restricted stock units, which amount was based on a closing price of $9.60 for a share of the Company’s common stock on the date of grant as reported by The Nasdaq Stock Market. Each restricted stock unit is scheduled to vest and settle in a share of common stock on the earlier of (i) August 4, 2023 and (ii) the day before the next annual meeting of shareholders.

Director Deferred Compensation

Jacob Berning, Chad Johnson, Mark Jundt, Daniel Philp, Nicholas Swenson and Loren Unterseher, each a non-employee director are eligible to participate in our director deferred compensation plan (the “Director Deferred Compensation Plan”), which allows a director to make voluntary deferrals of up to 100% of their annual cash retainer and any additional committee chair cash retainer. The Company does not match any contributions to the Director Deferred Compensation Plan. Deferred cash retainer amounts, if any, are deemed to be invested in common stock equivalents having a value equal to the deferred cash retainer amounts based on the fair market value of a share of our common stock on the dates such amount would have otherwise been paid to the participant. Dividends, if any, accrued on such common stock equivalents are deemed to be similarly deferred and credited to the director’s deferred stock account. A participating director will receive a distribution of their deferred stock account, consisting of one share of stock for each common stock equivalent credited to their deferred stock account as of the date of distribution, as soon as practicable following the director’s separation from service as a director of the Company.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth summary information regarding the outstanding equity awards held by our Named Executive Officers at December 31, 2022. The market value of restricted stock units that had not vested equals $7.81, which was the closing price of a share of our common stock on that date.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Kristine A. Glancy	8/10/2018	7,712		$13.65	8/10/2028

Adam A. May	8/10/2018	1,938		$13.65	8/10/2028

Zackery A. Weber	5/21/2014	1,463		$15.54	5/21/2024

Tax and Accounting Considerations

Section 409A of the Internal Revenue Code also affects the payments of certain types of deferred compensation to key employees and includes requirements relating to when payments under such arrangements can be made, acceleration of benefits, and timing of elections under such arrangements. Failure to satisfy these requirements will generally lead to an acceleration of the timing for including deferred compensation in an employee's income, as well as certain penalties and interest.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table presents certain information regarding our equity compensation plans, the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”), the 2018 Plan and our Employee Stock Purchase Plan, as of December 31, 2022.

PLAN CATEGORY	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	20,334	(1)	$14.17	115,773	(2)
Equity compensation plans not approved by security holders	–		–	–
Total	27,993		$14.17	115,773

___________________________________

(1)	Includes 16,433 awards under the 2018 Plan and 3,901 awards under the 2013 Plan. We ceased issuing awards under the 2013 Plan upon approval of the 2018 Plan in 2018.
(2)

Includes 23,283 shares available for issuance under our Employee Stock Purchase Plan and 92,490 shares available for issuance pursuant to future awards under the 2018 Plan. The Company maintains the Employee Stock Purchase Plan, pursuant to which eligible employees, including named executive officers, can contribute up to ten percent of their base pay per year to purchase shares of Common Stock. The shares are issued by the Company at a price per share equal to 85% of market value on the first day of the offering period or the last day of the plan year, whichever is lower.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information provided to the Company as to the beneficial ownership of common stock as of April 27, 2023, by: (i) persons known to the Company to hold 5% or more of such stock; (ii) each of the directors and nominees of the Company; (iii) each of the Named Executive Officers; and (iv) all directors, nominees and current executive officers as a group. The address of each director and executive officer is 212 Third Avenue N, Suite 356, Minneapolis, Minnesota 55401. Beneficial ownership includes shares available for purchase under options and subject to settlement under restricted stock units within 60 days after April 3, 2023. Unless otherwise indicated, each person had sole voting power and sole investment power for all such shares beneficially held.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Shares
Directors, Nominees and Named Executive Officers
Kristine A. Glancy	44,463		2.5%
Adam D. May	16,228		*
Jacob J. Berning	14,961		*
Zackery A. Weber	9,693		*
Chad B. Johnson	5,900		*
Nicholas J. Swenson	212,894	(2)	11.8%
Loren A. Unterseher	11,811		*
Mark R. Jundt	–		–
Daniel C. Philp	–		–
All current directors, nominees and executive officers as a group (10 persons)	315,950	(2)	17.6%

Significant Shareholders
Air T, Inc., et al. (the “Shareholder Group”)	699,713	(3)	38.9%
5930 Balsom Ridge Road
Denver, NC 28037
David E. Lazar	174,355	(4)	9.7%
Villa 1, 14-43rd Street, Jumeirah 2
Dubai, United Arab Emirates

 ________________________________

*	Less than one percent.
(1)

Does not include 10,287, 4,155 and 8,295 common stock equivalents held by Mr. Berning, Mr. Johnson and Mr. Unterseher, respectively, under the Insignia Systems Inc. Deferred Compensation Plan for Directors. These common stock equivalents carry no voting rights and the recipient does not have the right to acquire any underlying shares within 60 days of April 3, 2023.

(2)

Includes 139,444 shares held indirectly through AO Partners I, L.P. (“AO Partners Fund”); 60,284 shares held indirectly through Groveland Capital LLC (“Groveland Capital”), and 11,428 shares held by Glenhurst Co. (“Glenhurst”). Mr. Swenson is the Managing Member of Groveland Capital and may direct Groveland Capital as to the vote and disposition of the shares it holds. Mr. Swenson is the Managing Member of AO Partners LLC (“AO Partners”), which is the General Partner of AO Partners Fund, and has the power to direct the affairs of AO Partners Fund, including the voting and disposition of shares held in the name of AO Partners Fund. Mr. Swenson is the sole owner of Glenhurst, and he has the power to direct the affairs of Glenhurst, including the voting and disposition of shares held by Glenhurst.

(3)

Includes all shares reported as beneficially owned by Mr. Swenson above. Remaining shares based on Amendment No. 16 to Schedule 13D filed with the SEC on October 15, 2021 by Air T, Inc., Groveland Capital, AO Partners Fund, AO Partners, Glenhurst, and Mr. Swenson, reporting ownership as of October 14, 2021. Mr. Swenson is the Chief Executive Officer and a director of Air T, Inc., which reported having sole dispositive and voting power over 486,8192 shares and disclaims beneficial ownership of the securities held by Groveland, AO Partners Fund, AO Partners, Glenhurst and Mr. Swenson. Mr. Swenson disclaims beneficial ownership of the securities held by Air T, Inc. Shares, if any, held by the Shareholder Group as of the record date for the Annual Meeting in excess of the limitations established by the Minnesota Control Share Acquisition Act, Section 302A.671 of the Minnesota Statutes, may be subject to voting restrictions.

(4)	Based on Amendment No. 2 to Schedule 13D filed with the SEC on December 7, 2022 reporting beneficial ownership as of December 5, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related-Party Transactions

The following is a summary of transactions since January 1, 2020 to which our Company has been a party and in which the amount involved exceeded $120,000, and in which any of our directors, executive officers, or beneficial owners of more than 10% of our capital stock had or will have a direct or indirect material interest, other than the compensation arrangements that are described under the heading “Executive Compensation” above. Except as disclosed below, there were no other such transactions and we do not have any currently proposed transaction or series of similar transactions.

Cooperation Agreement

The Company is party to a cooperation agreement (the “Cooperation Agreement”) with a group of shareholders consisting of Mr. Swenson, Air T, Inc., Groveland Capital LLC, AO Partners I, L.P., AO Partners LLC, and Glenhurst Co. (the “Shareholder Group”) dated October 11, 2021. On the same date, the Shareholder Group beneficially owned approximately 39.6% of the Company’s outstanding common stock. Pursuant to the Agreement, the Board increased its size to five and elected Mr. Swenson to fill the resulting vacancy, effective as of the same date. Subject to the Shareholder Group continuing to beneficially own at least 10% of the Company’s outstanding common stock, during the Standstill Period (defined below) the Shareholder Group (i) has the right to name a replacement if Mr. Swenson ceases to serve as a member of the Board (together with Mr. Swenson, the “Air T Nominee”) and (ii) must approve any person identified by the Board or its Governance, Compensation and Nominating Committee to fill the first vacancy created by the departure of any other current director. The Company also agreed to include the Air T Nominee with its director nominees for election at the Annual Meeting. The Shareholder Group has agreed to, among other things, ensure all shares beneficially owned are present and voted at the Annual Meeting in favor of the Company’s director nominees and to abide by customary standstill provisions through the conclusion of the Annual Meeting (the “Standstill Period”).

Prior Cooperation Agreement

The Company was party to a cooperation agreement, dated May 17, 2018 (the “Prior Agreement”), with members of the Shareholder Group, pursuant to which the Company (i) increased the size of the Board to six and (ii) appointed two persons, one of which was Mr. Unterseher to serve as additional directors. The Prior Agreement resulted in Air T’s withdrawal of its prior nomination of five director candidates. It also required the Company to include Air T’s nominees in its slate of nominees for election at the Company’s 2018 and 2019 Annual Meetings of Shareholders and to solicit proxies with a recommendation that shareholders vote in favor of their election at each such meeting. Also pursuant to the Prior Agreement, a former director retired from the Board and all committees and a second former director retired from the Board the following year.

With respect to the annual meetings held in 2018 and 2019, the Shareholder Group agreed to, among other things, vote in favor of the Company’s director nominees and in accordance with the Board’s recommendation on all other proposals. The Shareholder Group also agreed to certain customary standstill provisions, effective as of the date of the Prior Agreement through 60 days prior to the expiration of the applicable notice period specified in the Company’s Bylaws related to the nominations of directors at its 2020 annual meeting of shareholders.

In February 2020 our Board appointed Mr. Johnson to serve as an additional director to fill a vacancy on the Board created by the resignation of a former Air T nominee pursuant to the nomination and evaluation procedures for substitute nominees set forth in the Prior Agreement. The Prior Agreement expired on its terms 60 days prior to the nomination deadline for our 2020 annual meeting of shareholders.

Related Person Transaction Approval Policy

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

Corporate Governance and Board Matters

The business and affairs of the Company are conducted under the direction of the Board in accordance with the Company’s Articles of Incorporation and Bylaws, the Minnesota Business Corporations Act, federal securities laws and regulations, applicable rules of the Nasdaq Stock Market (“Nasdaq Rules”), Board committee charters and the Company’s Code of Ethics. Members of the Board are informed of the Company’s business through discussions with management, by reviewing Board meeting materials provided to them and by participating in meetings of the Board and its committees, among other activities.

Majority Independent Board

The Nasdaq Rules require that a majority of our Board be “independent directors” as that term is defined in the Nasdaq Rules. Our Board has determined that each of our non-employee directors, namely Jacob Berning, Chad Johnson, Mark Jundt, Daniel Philp, Nick Swenson and Loren Unterseher, are “independent directors.” The Governance, Compensation and Nominating Committee and the Board considered Mr. Swenson’s inclusion in the Shareholder Group, Mr. Jundt’s employment with Air T, Inc., and Mr. Philp’s role as an independent contractor to Air T, Inc. in reaching the conclusion that each is an independent director.

Item 14. Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table shows the fees for services rendered by Baker Tilly US, LLP, Minneapolis, MN,  (PCAOB ID 23) for the years ended December 31, 2022 and 2021.

	2022	2021
Audit Fees(1)	$168,000	$195,000
Total	$168,000	$195,000

 ____________________

(1)	Audit Fees represent fees for professional services provided in connection with the audit of the Company’s financial statements and review of quarterly financial statements.

Audit Committee Pre-Approval Policy

The Company’s Audit Committee Charter states that before the principal accountant is engaged by the Company to render audit or non-audit services in any year, the engagement will be approved by the Company’s Audit Committee. All of the fees paid in 2022 and 2021 were pre-approved by the Company’s Audit Committee.

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

Dated: April 28, 2023		Insignia Systems, Inc.

	By:	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer

