Form 10-Q
period 2023-03-31
INSIGNIA SYSTEMS INC/MN
filed 2023-05-11
CIK 875355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2023

or

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

Number of shares outstanding of Common Stock, $.01 par value, as of May 8, 2023 was 1,797,659.

Insignia Systems, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Insignia Systems, Inc.
CONDENSED BALANCE SHEETS

	March 31,
	2023	December 31,
	(Unaudited)	2022
ASSETS
Current Assets:
Cash and cash equivalents	$10,595,000	$14,439,000
Restricted cash	85,000	85,000
Accounts receivable, net	9,307,000	5,557,000
Inventories	24,000	29,000
Income tax receivable	26,000	28,000
Prepaid production costs	1,390,000	535,000
Other prepaid expense	309,000	80,000
Total Current Assets	21,736,000	20,753,000

Other Assets:
Property and equipment, net	64,000	71,000
Operating lease right-of-use assets	131,000	144,000

Total Assets	$21,931,000	$20,968,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	2,214,000	2,653,000
Accrued liabilities:
Compensation	602,000	962,000
Sales tax	921,000	717,000
Other	624,000	611,000
Current portion of operating lease liabilities	3,000	4,000
Deferred revenue	2,301,000	2,427,000
Total Current Liabilities	6,665,000	7,374,000

Long-Term Liabilities:
Accrued income taxes	54,000	53,000
Operating lease liabilities	133,000	140,000
Total Long-Term Liabilities	187,000	193,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,798,000 at March 31, 2023 and 1,797,000 December 31, 2022	18,000	18,000
Additional paid-in capital	16,488,000	16,458,000
Accumulated deficit	(1,427,000)	(3,075,000)
Total Shareholders' Equity	15,079,000	13,401,000

Total Liabilities and Shareholders' Equity	$21,931,000	$20,968,000

See accompanying notes to the condensed financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2023	2022
Net services revenues	$12,831,000	$6,148,000

Cost of services	9,911,000	4,868,000
Gross Profit	2,920,000	1,280,000

Operating Expenses:
Selling	364,000	342,000
Marketing	296,000	259,000
General and administrative	721,000	606,000
Total Operating Expenses	1,381,000	1,207,000
Operating Income	1,539,000	73,000

Other Income (Expense)
Other income (expense)	112,000	(3,000)
Total Other Income (Expense)	112,000	(3,000)
Income Before Taxes	1,651,000	70,000

Income tax expense	3,000	8,000
Net Income	$1,648,000	$62,000

Net income per share:
Basic	$0.92	$0.03
Diluted	$0.91	$0.03

Shares used in calculation of net income per share:
Basic	1,798,000	1,786,000
Diluted	1,802,000	1,794,000

See accompanying notes to the condensed financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	1,797,000	$18,000	$16,458,000	$(3,075,000)	$13,401,000
Issuance of common stock, net	1,000	—	8,000	—	8,000
Value of stock-based compensation	—	—	22,000	—	22,000
Net income	—	—	—	1,648,000	1,648,000
Balance at March 31, 2023	1,798,000	$18,000	$16,488,000	$(1,427,000)	$15,079,000

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	1,782,000	$18,000	$16,296,000	$(13,121,000)	$3,193,000
Issuance of common stock, net	4,000	—	28,000	—	28,000
Value of stock-based compensation	—	—	30,000	—	30,000
Net income	—	—	—	62,000	62,000
Balance at March 31, 2022	1,786,000	$18,000	$16,354,000	$(13,059,000)	$3,313,000

See accompanying notes to the condensed financial statements.

Insignia Systems, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2023	2022
Operating Activities:
Net income	$1,648,000	$62,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,000	16,000
Changes in allowance for doubtful accounts	20,000	(12,000)
Stock-based compensation expense	22,000	30,000
Changes in operating assets and liabilities:
Accounts receivable	(3,770,000)	(2,206,000)
Inventories	5,000	(12,000)
Income tax receivable	2,000	(1,000)
Prepaid expenses and other	(1,084,000)	606,000
Accounts payable	(440,000)	(654,000)
Accrued liabilities	(138,000)	(774,000)
Accured income taxes	1,000	10,000
Deferred revenue	(126,000)	(445,000)
Net cash used in operating activities	(3,846,000)	(3,380,000)

Investing Activities:
Purchases of property and equipment	(6,000)	(18,000)
Net cash used in investing activities	(6,000)	(18,000)

Financing Activities:
Proceeds from issuance of common stock	8,000	28,000
Net cash provided by financing activities	8,000	28,000

Decrease in cash and cash equivalents and restricted cash	(3,844,000)	(3,370,000)

Cash and cash equivalents and restricted cash at beginning of period	14,524,000	3,851,000
Cash and cash equivalents and restricted cash at end of period	$10,680,000	$481,000

Non-cash financing activity:
Purchase of property and equiment included in accounts payable	$-	$5,000

See accompanying notes to the condensed financial statements.

Insignia Systems, Inc.

Notes To Condensed Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies.

Description of Business. Insignia Systems, Inc. (the “Company”) is a leading provider of in-store solutions to consumer-packaged goods (“CPG”) manufacturers, retailers, shopper marketing agencies and brokerages. The Company operates in a single reportable segment. The Company’s leadership and employees have extensive industry knowledge with direct experience in both CPG manufacturers and retailers. The Company provides marketing solutions to CPG manufacturers spanning from some of the largest multinationals to new and emerging brands. The Company’s primary solutions are merchandising solutions, on-pack solutions and signage. On April 7, 2023, Insignia announced the launch of the Company’s non-bank lending platform.

Basis of Presentation. The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company’s financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2023 (the Form 10-K). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Due to sales cycles within the retailers that our display and on-pack solutions execute we anticipate seasonality in sales, with those sales being relatively stronger in the first quarter of the year. We expect the remaining quarters in 2023 to have significantly less revenue than this first quarter and also expect operating losses in the remaining quarters of the year. The accompanying condensed balance sheet as of December 31, 2022 has been derived from the audited balance sheet as of December 31, 2022 contained in the Form 10-K.

Cash and Cash Equivalents and Restricted Cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$10,595,000	$14,439,000
Restricted cash	85,000	85,000
Total cash, cash equivalents and restricted cash	$10,680,000	$14,524,000

Inventories. Inventories are primarily comprised of sign cards and hardware. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.

Property and Equipment. Property and equipment consisted of the following as of the dates indicated:

	March 31,	December 31,
	2023	2022
Property and Equipment:
Production tooling, machinery and equipment	$14,000	$27,000
Office furniture and fixtures	94,000	95,000
Computer equipment and software	580,000	771,000
Leasehold improvements	19,000	19,000
Construction in-progress	6,000	3,000
	713,000	915,000
Accumulated depreciation and amortization	(649,000)	(844,000)
Net Property and Equipment	$64,000	$71,000

Depreciation expense was approximately $14,000 and $16,000 in the three months ended March 31, 2023 and 2022, respectively.

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

During the three months ended March 31, 2023 and 2022, no stock options or restricted stock were issued by the Company.

The Company estimated the fair value of stock-based awards granted during the three months ended March 31, 2023, under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 year, expected volatility of 95.2%, dividend yield of 0% and risk-free interest rate of 4.7%.

The Company recorded total stock-based compensation expense of $22,000 and $30,000 for the three months ended March 31, 2023 and 2022, respectively.

Net Income per Share. Basic net income per share is computed by dividing net income by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period.

Options to purchase approximately 14,000 shares of common stock with a weighted average exercise price of $11.95, were outstanding at March 31, 2023 and were not included in the computation of common stock equivalents for the three months ended March 31, 2023 because their exercise prices were higher than the average fair market value of the common stock during the reporting period.

Options to purchase approximately 14,000 shares of common stock with a weighted average exercise price of $12.60, were outstanding at March 31, 2022 and were not included in the computation of common stock equivalents for the three months ended March 31, 2022 because their exercise prices were higher than the average fair market value of the common stock during the reporting period.

Weighted average common shares outstanding for the three months ended March 31, 2023 and 2022 were as follows:

Three months ended March 31	2023	2022
Denominator for basic net income per share - weighted average shares	1,798,000	1,786,000
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	4,000	8,000
Denominator for diluted net income per share - weighted average shares	1,802,000	1,794,000

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

Display, On-Pack, and Non-POPS Signage Solutions. The Company supplies CPG manufacturers with retailer approved promotional services, such as display, on-pack, and signage solutions. These services are more customized than POPS, consisting of variable durations and variable specifications. Due to the variable nature of these services, revenue recognition is primarily at a point-in-time recognition.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by timing of revenue recognition.

Three months ended March 31	2023	2022
Timing of revenue recognition:
Services transferred over time	$263,000	$456,000
Services transferred at a point in time	12,568,000	5,692,000
Total	$12,831,000	$6,148,000

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

Deferred Revenue

Deferred revenues represent amounts collected from customers in advance of the satisfaction of performance obligations. Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2022	$2,427,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(2,062,000)
Cash received in advance and not recognized as revenue	1,936,000
Balance at March 31, 2023	$2,301,000

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of its performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. Among our contracts with an expected duration of greater than one year, we anticipate that revenue of $30,000 related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2023 will be recognized during the remainder of fiscal 2023.

3. Leases. As of March 31, 2023, the Company leases space under a non-cancelable operating lease for its corporate headquarters, which has been renewed through December 31, 2026. The Company also had a lease for warehouse space which expired March 31, 2023. The warehouse lease has been extended on a month-to-month basis effective April 1, 2023. The corporate headquarters lease has escalating lease payment terms but does not contain a contingent rent provision. The leases for both the Company’s corporate headquarters and its warehouse include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. The headquarters lease required the Company to provide a letter of credit, which is supported by $85,000 reflected as restricted cash on the balance sheet.

In December 2022, the Company decided to exercise the lease renewal option for its corporate headquarters, extending the lease term through December 31, 2026. The Company used its incremental borrowing rate of approximately 7.0% in determining the present value of the extended lease payments.

The cost components of the Company’s operating leases were as follows for the periods ended March 31, 2023 and 2022:

	Three months ended March 31, 2023
	Corporate		Operating
	Headquarters	Warehouse	Leases
Operating lease cost	$10,000	$4,000	$14,000
Variable lease cost	5,000	4,000	9,000
Total	$15,000	$8,000	$23,000

	Three months ended March 31, 2022
	Corporate		Operating
	Headquarters	Warehouse	Leases
Operating lease cost	$17,000	$4,000	$21,000
Variable lease cost	10,000	3,000	13,000
Total	$27,000	$7,000	$34,000

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs which are paid based on actual costs incurred by the lessor.

Maturities of the Company’s lease liabilities for its corporate headquarters and its warehouse operating leases are as follows as of March 31, 2023:

2023	-
2024	52,000
2025	53,000
2026	55,000
Total lease payments	$160,000
Less: Interest	24,000
Present value of lease liabilities	$136,000

The remaining lease term as of March 31, 2023 for the Company’s corporate headquarters lease was 3.75 years. The cash outflows for operating leases for the three months ended March 31, 2023 and March 31, 2022 were $10,000 and $21,000, respectively.

4. Income Taxes. For the three months ended March 31, 2023, the Company recorded income tax expense of $3,000, or 0.2% of income before taxes. For the three months ended March 31, 2022, the Company recorded income tax expense of $8,000, or 11.4% of income before taxes. The income tax expense for the three months ended March 31, 2023 and 2022 is comprised of federal and state taxes. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss). The actual tax expense attributable to income before taxes differs from the expected tax expense computed by applying the U.S. federal corporate income tax rate of 21.0% as follows:

Three months ended March 31,	2023	2022
Federal statutory rate	21.0%	21.0%
Stock-based awards	(2.5)	(0.7)
State taxes	3.6	3.5
Impact of uncertain tax positions	0.1	11.7
Valuation allowance	(22.6)	(24.8)
Other	0.6	0.7

Effective federal income tax rate	0.2%	11.4%

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

As of March 31, 2023, and December 31, 2022, the Company had unrecognized tax benefits totaling $54,000 and $53,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $54,000.

At December 31, 2022, the Company had Federal net operating loss (NOL) to carry forward of approximately $2,900,000. As of March 31, 2023, the Company estimates remaining Federal NOL carryforwards to be approximately $1,200,000. Federal NOL utilization is limited to 80% of estimated taxable income. The estimated NOL carry forward will be adjusted at year end for actual results.

5. Concentrations. During the three months ended March 31, 2023, three customers accounted for 20%, 17% and 13%, respectively, of the Company’s total net sales. During the three months ended March 31, 2022, three customers accounted for 27%, 23% and 11%, respectively, of the Company’s total net sales. At March 31, 2023, two customers accounted for 47% and 19%, respectively, of the Company’s total accounts receivable. At December 31, 2022, three customers represented 20%, 19% and 11%, respectively, of the Company’s total accounts receivable.

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

The agreement resulted in net proceeds before income tax of $12,000,000 for the Company, which was recorded as a gain on litigation settlement in operations during the three months ended September 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere, including Part II, Item 1A, in this Quarterly Report on Form 10-Q and the “Risk Factors” described in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our Current Reports on Form 8-K and our other SEC filings.

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

Up until 2020, our primary solution had been in-store signage, specifically Point-Of-Purchase Services (POPS®). The Insignia POPS solution is a national, account-specific, shelf-edge advertising and promotion tactic. Primarily because of competitive pressures, market contraction and reduced spending post the COVID-19 pandemic, our POPS business has declined and will be wound down in 2023. Beginning in 2018, we began developing and offering an expanded portfolio of solutions including on-pack and displays in addition to what was our core business of Insignia POPS. Our expanded portfolio now allows us to meet the needs of brands, retailers and their agents as their business strategies evolve behind an ever-changing retail landscape. Since expanding our portfolio of solutions in 2018, our business results, investments and overall team capabilities are primarily focused on our display and on-pack solutions. With our diversification of business, we recognized over 95% of our revenue from these newer solutions in 2022 and for the three months ended March 31, 2023.

On July 1, 2022, we entered into a $20 million settlement agreement with News Corporation, News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. (collectively, “News America”). The agreement memorializes the amicable settlement of our outstanding lawsuit against News America. The agreement resulted in net proceeds before income tax of $12,000,000, which was recorded as a net pretax gain from litigation settlement in operations during the three months ended September 30, 2022.

On April 7, 2023 we announced the launch of our non-bank lending platform, through the hiring of a Senior Vice President of Lending with over 20 years of experience in credit and lending. Operations from non-bank lending did not have material impact on business for the three months ended March 31, 2023.

We continue to explore other strategic options to maximize shareholder value. Potential strategic alternatives that may be evaluated include, but are not limited to, an acquisition, merger, business combination, in-licensing, start-up of new business or other strategic initiatives. There can be no assurance that this process will result in any transaction or other initiatives.

Business Overview

Summary of Financial Results

For the quarter ended March 31, 2023, the Company generated revenues of $12,831,000, as compared with revenues of $6,148,000 for the quarter ended March 31, 2022. Net income for the quarter ended March 31, 2023 was $1,648,000, as compared to net income of $62,000 for the quarter ended March 31, 2022. Revenue from our display and on-pack offerings has increased significantly for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, partially offset by continued declines in our signage business due to competitive pressure, which we expect to continue for the remainder of 2023 as we wind down our POPS business. We continue to pursue a variety of efforts designed to drive innovation, client acquisitions and retailer expansions. The first quarter of the calendar year has historically been the strongest quarter of the year for our display and on-pack revenues. We expect the remaining quarters in 2023 to have significantly less revenue than this first quarter and also expect operating losses in the remaining quarters of the year, and a loss for the full year.

During the quarter ended March 31, 2023, cash and cash equivalents and restricted cash decreased $3,844,000 from $14,524,000 at December 31, 2022 to $10,680,000 at March 31, 2023. The decrease was primarily driven by the increase in net sales for the three months ended March 31, 2023 compared to the three months ended December 31, 2022, resulting in a $3,770,000 increase in accounts receivable. We have no debt other than our lease obligations at March 31, 2023. Working capital increased $1,692,000 from $13,379,000 at December 31, 2022 to $15,071,000 at March 31, 2023.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Condensed Statements of Operations as a percentage of total net sales.

For the Three Months Ended March 31	2023	2022
Net sales	100.0%	100.0%
Cost of sales	77.2	79.2
Gross profit	22.8	20.8
Operating expenses:
Selling	2.8	5.6
Marketing	2.3	4.2
General and administrative	5.7	9.8
Total operating expenses	10.8	19.6
Operating income	12.0	1.2
Other income (expense)	0.9	(0.1)
Income before taxes	12.9	1.1
Income tax expense	0.1	0.1
Net income	12.8%	1.0%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net Sales. Net sales for the three months ended March 31, 2023 increased 108.7% to $12,831,000 compared to $6,148,000 for the three months ended March 31, 2022. The increase was due to a 121% increase in the combination of display and on-pack revenue, partially offset by a 43% decrease in signage revenue. For the three months ended March 31, 2023, display revenue has increased due to securing larger contracts in addition to both an increase in sales to new CPGs and an increase in sales to existing CPGs. Due to sales cycles within the retailers that our display and on-pack solutions execute we anticipate seasonality in sales, with those sales being significantly stronger in the first quarter of the year. Our display business generally consists of larger contracts versus our historical signage business. As a result, our revenue may be prone to variances on both a quarter to quarter and a year over year basis. Competitive pressures have resulted in decreased POPS solutions revenue for three months ended March 31, 2023 versus the three months ended March 31, 2022. We expect POPS revenue will continue to decline in 2023 in comparison to 2022 due to the decision to wind down this product offering during the quarter ending June 30, 2023.

Gross Profit. Gross profit for the three months ended March 31, 2023 increased 128.1% to $2,920,000 compared to $1,280,000 for the three months ended March 31, 2022. Gross profit as a percentage of total net sales increased to 22.8% for the three months ended March 31, 2023, compared to 20.8% for the three months ended March 31, 2022. The increase in gross profit was primarily due to increased sales.

Operating Expenses

Selling. Selling expenses for the three months ended March 31, 2023 increased 6.4% to $364,000 compared to $342,000 for the three months ended March 31, 2022. The increase in expense was due to higher commissions due to the higher sales, and were partially offset by open sales positions during the quarter. Selling expenses as a percentage of total net sales decreased to 2.8% for the three months ended March 31, 2023 compared to 5.6% for the three months ended March 31, 2022. The decrease was primarily due to increased sales, partially offset by an increase in commissions.

Marketing. Marketing expenses for the three months ended March 31, 2023 increased 14.3% to $296,000 compared to $259,000 for the three months ended March 31, 2022. Increased marketing expense was primarily the result of increased staff and staff related expenses. Marketing expenses as a percentage of total net sales decreased to 2.3% for the three months ended March 31, 2023 compared to 4.2% for the three months ended March 31, 2022. The decrease was primarily due to increased sales, partially offset by increased staff and staff related expenses.

General and administrative. General and administrative expenses for the three months ended March 31, 2023 increased 19.0% to $721,000 compared to $606,000 for the three months ended March 31, 2022. The increase was primarily from the comparison to the reduced expense in 2022 from the Director Deferred Compensation Plan due to a reduction in our share price for the three months ended March 31, 2022. General and administrative expenses as a percentage of total net sales decreased to 5.7% for the three months ended March 31, 2023 compared to 9.8% for the three months ended March 31, 2022. The decrease was primarily due to increased sales, partially offset by the factors described above. With the April 7, 2023 announcement of our non-bank lending platform we expect to incur between $65,000 to $75,000 of additional expense on a quarterly basis for the duration of 2023.

Other Income (Expense). Other income for the three months ended March 31, 2023 was $112,000 compared to $3,000 of expense for the three months ended March 31, 2022. Other income in 2023 consisted primarily of interest income from investment in short-term treasury bills.

Income Taxes. For the three months ended March 31, 2023, the Company recorded income tax expense of $3,000, or 0.2% of income before taxes. For the three months ended March 31, 2022, the Company recorded income tax expense of $8,000, or 11.4% of income before taxes. The income tax expense for the three months ended March 31, 2023 and 2022 is comprised of federal and state taxes. The primary differences between the Company’s March 31, 2023 and 2022 effective tax rates and the statutory federal rate are nondeductible stock-based compensation, nondeductible meals and entertainment, as well as changes in the Company’s valuation allowance against its deferred tax assets.

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

As of March 31, 2023, and December 31, 2022, the Company had unrecognized tax benefits totaling $54,000 and $53,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $54,000.

At December 31, 2022, the Company had Federal net operating loss (NOL) to carry forward of approximately $2,900,000. As of March 31, 2023 the Company estimates remaining Federal NOL carryforwards to be approximately $1,200,000. The federal NOL utilization is limited to 80% of estimated taxable income. The estimated NOL carryforward will be adjusted at year end for actual results.

Net Income. For the reasons stated above, net income for the three months ended March 31, 2023 was $1,648,000, compared to net income of $62,000 for the three months ending March 31, 2022. As discussed in the sales section, we anticipate seasonality in sales, with sales being lower in the remaining quarters of the year, resulting in expected losses for the remaining quarters in 2023 and a loss for the full year.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products. At March 31, 2023, working capital was $15,071,000 (defined as current assets less current liabilities) compared to $13,379,000 at December 31, 2022. During the three months ended March 31, 2023 cash and cash equivalents and restricted cash decreased $3,844,000 from $14,524,000 at December 31, 2022 to $10,680,000 at March 31, 2023.

Operating Activities. Net cash used by operating activities during the three months ended March 31, 2023 was $3,846,000. Net income of $1,648,000, plus non-cash adjustments of $56,000, was more than offset by changes in operating assets and liabilities of $5,550,000 which resulted in the $3,846,000 of cash used by operating activities. The non-cash adjustments consisted of depreciation expense, changes in allowance for doubtful accounts and stock-based compensation expense. The largest component of the change in operating assets and liabilities was accounts receivable which increased $3,770,000 from December 31, 2022. The increase was a result of increased net sales for the three months ended March 31, 2023 compared to the fourth quarter of 2022. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities, deferred revenue and prepaid production costs will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities. Net cash used in investing activities during the three months ended March 31, 2023 was $6,000, which related to purchases of property and equipment.

Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2023 was $8,000, which related to proceeds received from issuance of common stock under the employee stock purchase plan.

Cash and cash equivalents plus restricted cash at March 31, 2023 was $10.7 million. The Company believes that based upon current business conditions and plans, its cash and cash equivalents balances will be sufficient for its cash requirements for at least the next 12 months.

Depending on the outcome of our strategic alternative process we may be required to finance this process through equity offerings or debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide. If we are unable to raise additional funds when needed we may not be able to complete transactions related to the strategic alternatives process.

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

Our significant accounting policies are described in Note 1 to the annual financial statements included in Part II, Item 8 of our Annual Report on Form 10-K as of and for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 9, 2023. We believe our most critical accounting estimates include the following:

•	allowance for doubtful accounts;
•	sales taxes;
•	income taxes; and
•	stock-based compensation expense.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to shareholders and securities analysts that are not statements of historical or current facts are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “likely,” “may,” “plan,” “project,” “will” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for at least the next twelve months; (ii) that we expect the remaining quarters in 2023 to have significantly less revenue than this first quarter and also expect operating losses in the remaining quarters of the year, and a loss for the full year; (iii) we anticipate seasonality in sales, with those sales being significantly stronger in the first quarter of the year and (iv) that we expect fluctuations in accounts receivable and payable, accrued liabilities, revenue deferrals and prepaid production costs. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (i) local, regional, national, and international economic conditions that have deteriorated including the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and our assessment of that; (ii) impacts of a pandemic including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of a pandemic on overall demand for our products and services; (iii) management’s ability to fully or successfully implement its business plan to achieve and maintain increased sales and resultant profitability in the future; (iv) the Company’s success in developing and implementing new product offerings, in a successful manner; (v) prevailing market conditions, including pricing and other competitive pressures, in the in-store advertising industry and, intense competition for agreements with CPG retailers and manufacturers; (vi) potentially incorrect assumptions by management with respect to the financial effect of current strategic decisions and the effect of current sales trends on fiscal year 2023 results; (vii) termination of all or a major portion of, or a significant change in terms and conditions of, a material agreement with a CPG manufacturer or retailer; (viii) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally; (ix) our ability to successfully manage our IT operating infrastructure outsourcing arrangement; (x) our ability to attract and retain highly qualified managerial, operational and sales personnel; and (xi) our ability to develop and operate our non-bank lending business. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q, and any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer and its principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, Kristine Glancy, principal executive officer and principal financial officer and Zackery Weber, principal accounting officer concluded that the Company’s disclosure controls and procedures as of March 31, 2023 were effective.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the first quarter of 2023 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A description of our legal proceedings, if any, is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, incorporated herein by reference.

Item 1A. Risk Factors

Except as set for below there have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

RISKS RELATING TO OUR NEW BUSINESS

Our new lending platform has limited history.

Our Non-Bank Lending Platform (our “Lending Platform”) is recently formed and has no operating history and has generated no revenues. This lack of operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter. There is no assurance that we can generate revenues in the non-bank lending marketplace, and even if revenues are generated there is no assurance that we can earn a profit from this new business. Because our Lending Platform’s business activities are in a very early stage, we can neither predict all potential risks nor assess the potential effects of those risks on our Lending Platform’s business, operating results, and financial condition or how much any factor, or combination of factors, could have an adverse effect on our business, results of operations and financial condition.

Non-bank lending involves a substantial risk of loss.

Our Lending Platform intends to assume the ultimate credit risk of borrower defaults on its future planned loan assets, and Our Lending Platform’s earnings, which come from net interest income and fees on those assets, depend significantly on their performance. Widespread and sustained repayment shortfalls on loans in Our Lending Platform’s portfolio could result in losses, particularly if the value of the available collateral does not cover Our Lending Platform’s exposure, and could materially and adversely affect Our Lending Platform’s business, operations, operating results, financial condition, liquidity, or capital levels.

RISKS RELATED TO ECONOMY AND MARKET CONDITIONS

Market conditions may restrict or delay desirable non-bank lending opportunities.

Our Lending Platform’s business, operating results, financial condition, and capital levels may be materially and adversely affected by external factors that may affect the price or marketability of our Lending Platform’s planned products and services or our Lending Platform’s ability to offer its products and services, including, but not limited to:

•	disruptions in the debt or equity capital markets;
•	competitive pressures in our Lending Platform’s loan;
•	changes in interest rates that may increase our Lending Platform’s funding costs; and
•	market or customer perception of our Lending Platform’s reputation.

OPERATIONAL RISKS

Our non-bank lending platform and related operations require development of new processes and controls.

Our Lending Platform is exposed to operational risk due to the complex nature of its planned business operations and the processes and systems used to undertake its business activities and comply with regulatory requirements. Operational risks specific to our Lending Platform include the risks of loss resulting from:

•	inadequate or failed internal processes, systems, cybersecurity program, or infrastructure;
•	Our Lending Platform’s inability to successfully implement enhancements to any of these or migrate to new systems or infrastructure;
•	failed execution, including based on human error;
•	inadequate or failed internal controls or processes to detect or prevent fraud or other violations of law or regulations; or
•	external events, including a disruption involving physical site access, cyber incidents, catastrophic events, natural disasters, terrorist activities, or disease pandemics.

Any of the foregoing could have an adverse effect on our ability to conduct our non-bank lending business, and our results of operations and financial condition

The success of our non-bank lending platform initially will depend on one or a small number of employees.

Our Lending Platform will rely on its employee’s breadth and depth of knowledge of lending platforms and related industries to run its planned business operations successfully. If our Lending Platform cannot retain and attract motivated and qualified employees or does not have adequate human capital to achieve its business objectives, our Lending Platform’s business performance, operations, financial condition, or reputation could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation (effective as of January 4, 2021)	Exhibit 3.1 to Current Report filed January 6, 2021

3.2	Composite Bylaws, as amended through December 5, 2015	Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2015

10.1*	Retention Agreement with Adam D. May dated January 13, 2023	Exhibit 10.1 to Form 8-K filed January 19, 2023

10.2*	Retention Agreement with Zackery A. Weber dated January 13, 2023	Exhibit 10.2 to Form 8-K filed January 19, 2023

10.3*	Employment Agreement with Randy Uglem dated March 31, 2023	Filed Electronically

31.1	Certification of Principal Executive and Financial Officer	Filed Electronically

31.2	Certification of Principal Accounting Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101

The following materials from Insignia Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in inline XBRL (extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Financial Statements.

Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

*Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SYSTEMS, INC.
(Registrant)

Dated: May 11, 2023	/s/ Kristine A. Glancy
Kristine A. Glancy
President and Chief Executive Officer
(on behalf of registrant and as principal financial officer)

Dated: May 11, 2023	/s/ Zackery A. Weber
Zackery A. Weber
Vice President of Finance
(principal accounting officer)

