Form 10-Q
period 2023-06-30
LENDWAY, INC.
filed 2023-08-14
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

_______________________________

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2023

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to ____________

Commission File Number:  1-13471

LENDWAY, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1656308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 West 36th Street, Suite 220, Minneapolis, MN 55416
(Address of principal executive offices; zip code)

(763) 392-6200
(Registrant’s telephone number, including area code)

Insignia Systems, Inc.; 212 Third Avenue N, Suite 356, Minneapolis, MN 55401
(Former name, former address and former fiscal year, if changed since last report)

Securities registered to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	LDWY	The Nasdaq Stock Market LLC

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

  Number of shares outstanding of Common Stock, $.01 par value, as of August 8, 2023 was 1,797,659.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is being filed by the registrant, Lendway, Inc., a Delaware corporation(the “Company”). Effective August 4, 2023 we changed our name from “Insignia Systems, Inc.” and reincorporated from Minnesota to Delaware. As part of the name change, our common stock now trades under the symbol “LDWY” on The Nasdaq Stock Market LLC.

On August 3, 2023, the Company sold certain assets and certain liabilities relating to the Company’s business of providing in-store advertising solutions to brands, retailers, shopper marketing agencies and brokerages (the “Legacy Business”) for a cash purchase price of $3.5 million to TIMIBO LLC, an affiliate of Park Printing, Inc. (the “Buyer”), under an Asset Purchase Agreement dated May 24, 2023 (the “Purchase Agreement”). The Company retained accounts receivable, as well as all cash, cash equivalents and marketable securities.  The purchase price is subject to a post-closing adjustment depending on the net balance of (i) cash received by the Company for programs that remained unexecuted as of August 3, 2023, minus (ii) the payments made by the Company to vendors for unexecuted programs.

The operations of the Legacy Business will be presented as discontinued operations beginning with the Quarterly Report on Form 10-Q for the three months ended September 30, 2023, the quarter in which the sale of the Legacy Business met the criteria as a discontinued operation. See Note 2 of the Notes to the Condensed Consolidated Financial Statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further description of the impacts of the sale of the Legacy Business on the condensed consolidated financial statements including pro forma analysis.

The Company is building a scalable non-bank lending business to purchase existing loans or originate and fund new loans, all of which will be secured by collateral.

Lendway, Inc.

(formerly Insignia Systems, Inc.)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lendway, Inc. and Subsidiaries
(formerly Insignia Systems, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2023	December 31,
	(Unaudited)	2022
ASSETS
Current Assets:
Cash and cash equivalents	$11,419,000	$14,439,000
Restricted cash	85,000	85,000
Accounts receivable, net	7,583,000	5,557,000
Inventories	28,000	29,000
Income tax receivable	90,000	28,000
Prepaid production costs	143,000	535,000
Other prepaid expense	208,000	80,000
Total Current Assets	19,556,000	20,753,000

Other Assets:
Property and equipment, net	71,000	71,000
Operating lease right-of-use assets	123,000	144,000
Other, net	10,000	—

Total Assets	$19,760,000	$20,968,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	1,324,000	2,653,000
Accrued liabilities:
Compensation	912,000	962,000
Sales tax	397,000	717,000
Other	722,000	611,000
Current portion of operating lease liabilities	16,000	4,000
Deferred revenue	1,154,000	2,427,000
Total Current Liabilities	4,525,000	7,374,000

Long-Term Liabilities:
Accrued income taxes	55,000	53,000
Operating lease liabilities	123,000	140,000
Total Long-Term Liabilities	178,000	193,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,798,000 at June 30, 2023 and 1,797,000 at December 31, 2022, respectively	18,000	18,000
Additional paid-in capital	16,502,000	16,458,000
Accumulated deficit	(1,463,000)	(3,075,000)
Total Shareholders' Equity	15,057,000	13,401,000

Total Liabilities and Shareholders' Equity	$19,760,000	$20,968,000

See accompanying notes to condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries
(formerly Insignia Sytems, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Net services revenues	$6,211,000	$3,254,000	$19,042,000	$9,402,000

Cost of services	4,588,000	2,838,000	14,499,000	7,706,000
Gross Profit	1,623,000	416,000	4,543,000	1,696,000

Operating Expenses:
Selling	361,000	290,000	725,000	632,000
Marketing	300,000	279,000	596,000	538,000
General and administrative	1,129,000	948,000	1,850,000	1,554,000
Total Operating Expenses	1,790,000	1,517,000	3,171,000	2,724,000
Operating (Loss) Income	(167,000)	(1,101,000)	1,372,000	(1,028,000)

Interest income	135,000	31,000	247,000	28,000
(Loss) Income before Taxes	(32,000)	(1,070,000)	1,619,000	(1,000,000)

Income tax expense	4,000	14,000	7,000	22,000
Net (Loss) Income	$(36,000)	$(1,084,000)	$1,612,000	$(1,022,000)

Net (loss) income per share:
Basic	$(0.02)	$(0.61)	$0.90	$(0.57)
Diluted	$(0.02)	$(0.61)	$0.89	$(0.57)

Shares used in calculation of net (loss) income per share:
Basic	1,798,000	1,788,000	1,798,000	1,787,000
Diluted	1,798,000	1,788,000	1,802,000	1,787,000

See accompanying notes to condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries
(formerly Insignia Systems, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	1,797,000	$18,000	$16,458,000	$(3,075,000)	$13,401,000
Issuance of common stock, net	1,000	—	8,000	—	8,000
Value of stock-based compensation	—	—	22,000	—	22,000
Net income	—	—	—	1,648,000	1,648,000

Balance at March 31, 2023	1,798,000	$18,000	$16,488,000	$(1,427,000)	$15,079,000
Value of stock-based compensation	—	—	14,000	—	14,000
Net loss	—	—	—	(36,000)	(36,000)
Balance at June 30, 2023	1,798,000	$18,000	$16,502,000	$(1,463,000)	$15,057,000

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	1,782,000	$18,000	$16,296,000	$(13,121,000)	$3,193,000
Issuance of common stock, net	4,000	—	28,000	—	28,000
Value of stock-based compensation	—	—	30,000	—	30,000
Net income	—	—	—	62,000	62,000

Balance at March 31, 2022	1,786,000	$18,000	$16,354,000	$(13,059,000)	$3,313,000
Issuance of common stock, net	1,000	—	11,000	—	11,000
Value of stock-based compensation	—	—	29,000	—	29,000
Issuance of common stock upon vesting of restricted stock units	6,000	—	—	—	—
Net loss	—	—	—	(1,084,000)	(1,084,000)
Balance at June 30, 2022	1,793,000	$18,000	$16,394,000	$(14,143,000)	$2,269,000

See accompanying notes to condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries
(formerly Insignia Systems, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30	2023	2022
Operating Activities:
Net income (loss)	$1,612,000	$(1,022,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	26,000	31,000
Changes in allowance for doubtful accounts	11,000	27,000
Stock-based compensation expense	36,000	59,000
Changes in operating assets and liabilities:
Accounts receivable	(2,037,000)	1,096,000
Inventories	1,000	(6,000)
Income tax receivable	(62,000)	(2,000)
Prepaid expenses and other	254,000	941,000
Accounts payable	(1,336,000)	(1,208,000)
Accrued liabilities	(243,000)	(1,170,000)
Accrued income taxes	2,000	19,000
Deferred revenue	(1,273,000)	(240,000)
Net cash used in operating activities	(3,009,000)	(1,475,000)

Investing Activities:
Purchases of property and equipment	(19,000)	(28,000)
Net cash used in investing activities	(19,000)	(28,000)

Financing Activities:
Proceeds from issuance of common stock, net	8,000	39,000
Net cash provided by financing activities	8,000	39,000

Decrease in cash and cash equivalents and restricted cash	(3,020,000)	(1,464,000)

Cash and cash equivalents and restricted cash at beginning of period	14,524,000	3,851,000
Cash and cash equivalents and restricted cash at end of period	$11,504,000	$2,387,000

Supplemental disclosures for cash flow information:
Cash paid during the period for income taxes	$66,000	$5,000

Non-cash financing activity:
Purchase of property and equipment included in accounts payable	$7,000	$-

See accompanying notes to condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries

(formerly Insignia Systems, Inc.)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation.

Description of Business.  Lendway, Inc., a Delaware corporation (the “Company), is building a scalable non-bank lending business to purchase existing loans or originate and fund new loans, all of which will be secured by collateral. On August 4, 2023, the Company changed its name from “Insignia Systems, Inc.” and reincorporated from Minnesota to Delaware. As part of the name change, the Company’s common stock now trades under the symbol “LDWY” on The Nasdaq Stock Market LLC.

As described in Note 2, on August 3, 2023, the Company completed the sale of certain assets and certain liabilities relating to the Company’s business of providing in-store advertising solutions to brands, retailers, shopper marketing agencies and brokerages (the “Legacy Business”) for a price of $3.5 million, subject to escrows and a post-closing adjustment.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company’s financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2023 (the Form 10-K). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying condensed balance sheet as of December 31, 2022 has been derived from the audited balance sheet as of December 31, 2022 contained in the Form 10-K.

The condensed consolidated financial statements include the accounts of the Company, its subsidiary, Farmland Credit, Inc., a Minnesota corporation (“FCI”), and FCI’s subsidiaries, Farmland Credit FR, LLC and Farmland Credit AV, LLC.

The operations of the Legacy Business will be presented as discontinued operations beginning with the Quarterly Report on Form 10-Q for the three months ended September 30, 2023, the period in which the sale of the Legacy Business met the criteria as a discontinued operation.

2. Asset Sale.

On August 3, 2023, the Company completed the sale of certain assets and certain liabilities relating to the Company’s Legacy Business for a price of $3.5 million to TIMIBO LLC, an affiliate of Park Printing, Inc. (the “Buyer”), under an Asset Purchase Agreement (the “Purchase Agreement”). The Company retained accounts receivable, as well as cash, cash equivalents and marketable securities.  The purchase price is subject to a post-closing adjustment depending on the net balance of (i) cash received by the Company for programs that remained unexecuted as of August 3, 2023, minus (ii) the payments made by the Company to vendors for unexecuted programs. The Company received significant cash payments between July 1 and August 3, 2023 for unexecuted programs, which the Company will retain, but which will reduce the purchase price. Under the Purchase Agreement, $200,000 was escrowed for a twelve-month period for any future claims, as defined in the Purchase Agreement, by the Buyer against the Company.

The Company incurred approximately $350,000 of transaction-related costs that had not previously been expensed. The Company also incurred transaction-related severance and other separation benefits in connection with the termination of certain officers and employees of the Company of approximately $1,537,000, as well as retention award payouts totaling $143,000 and employee bonuses totaling $164,000, each of which will be recorded as expense in the three months ended September 30, 2023.

The operations of the Legacy Business will be presented as discontinued operations beginning with the Quarterly Report on Form 10-Q for the three months ended September 30, 2023. The Company is presenting unaudited pro forma condensed consolidated information on a discontinued operations basis to illustrate the significant impact of the sale of the Legacy Business on the Company’s balance sheet and statement of operations.  The Company is presenting the pro forma information for the three months ended June 30, 2023, as that is the period in which the non-bank lending business began. No impact from the sale proceeds and related costs are included in the pro forma information.

Lendway, Inc. and Subsidiaries

(formerly Insignia Systems, Inc.)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

The unaudited pro forma condensed consolidated balance sheet illustrates the impact at June 30, 2023 had discontinued operations presentation been used (unaudited). The amounts held for sale represent the assets that will be purchased by the Buyer and liabilities which will be assumed by the Buyer:

	Historical	Discontinued Operations Adjustments	Pro Forma Continued Operations
ASSETS
Current Assets:
Cash and cash equivalents	$11,419,000	$-	$11,419,000
Restricted cash	85,000	-	85,000
Accounts receivable, net	7,583,000	-	7,583,000
Inventories	28,000	(28,000)	-
Income tax receivable	90,000	-	90,000
Prepaid production costs	143,000	(143,000)	-
Other prepaid expense	208,000	(19,000)	189,000
Current assets held for sale	-	190,000	190,000
Total Current Assets	19,556,000	-	19,556,000

Other Assets:
Property and equipment, net	71,000	(71,000)	-
Operating lease right-of-use assets	123,000	(123,000)	-
Other, net	10,000	-	10,000
Non-current assets held for sale	-	194,000	194,000

Total Assets	$19,760,000	$-	$19,760,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	1,324,000	(72,000)	1,252,000
Accrued liabilities	2,031,000	-	2,031,000
Current portion of operating lease liabilities	16,000	(16,000)	-
Deferred revenue	1,154,000	(1,154,000)	-
Current liabilities held for sale	-	1,242,000	1,242,000
Total Current Liabilities	4,525,000	-	4,525,000

Long-Term Liabilities:
Accrued income taxes	55,000	-	55,000
Operating lease liabilities	123,000	(123,000)	-
Non-current liabilities held for sale	-	123,000	123,000
Total Long-Term Liabilities	178,000	-	178,000

Commitments and Contingencies	-	-	-

Shareholders' Equity:
Total Shareholders' Equity	15,057,000	-	15,057,000

Total Liabilities and Shareholders' Equity	$19,760,000	$-	$19,760,000

Lendway, Inc. and Subsidiaries

(formerly Insignia Systems, Inc.)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

The unaudited pro forma condensed consolidated statement of operations for the three months ended June 30, 2023 illustrates the impact for that period had discontinued operations presentation been used (unaudited). The discontinued operations adjustments represent amounts that relate to the Legacy Business, with no allocation of general overhead to the Legacy Business:

	Historical	Discontinued Operations Adjustments	Pro Forma Continuing Operations
Net services revenues	$6,211,000	$(6,211,000)	$-

Cost of services	4,588,000	(4,588,000)	-
Gross Profit	1,623,000	(1,623,000)	-

Operating Expenses:
Selling	361,000	(361,000)	-
Marketing	300,000	(300,000)	-
General and administrative	1,129,000	(572,000)	557,000
Total Operating Expenses	1,790,000	(1,233,000)	557,000
Operating Income (Loss)	(167,000)	(390,000)	(557,000)

Interest income	135,000	-	135,000
Income (Loss) from Operations Before Taxes	(32,000)	(390,000)	(422,000)

Income tax expense	4,000	-	4,000

Net Income (Loss) from Continuing Operations			$(426,000)

Net (Income) Loss from Discontinued Operations		$(390,000)

Net Income (Loss)	$(36,000)

Net income (loss) per share, basic and diluted:
Continuing operations			$(0.24)
Discontinued operations		$0.22
Total	$(0.02)

Weighted average shares outstanding:
Basic and diluted	1,798,000	1,798,000	1,798,000

Lendway, Inc. and Subsidiaries

(formerly Insignia Systems, Inc.)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

3.Summary of Significant Accounting Policies.

Cash and Cash Equivalents and Restricted Cash.  The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$11,419,000	$14,439,000
Restricted cash	85,000	85,000
Total cash, cash equivalents and restricted cash	$11,504,000	$14,524,000

Inventories. Inventories are primarily comprised of sign cards and hardware. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.

Property and Equipment. During the six months ended June 30,2023, fully depreciated property and equipment in the aggregate amount of $268,000 was written off.  Property and equipment consisted of the following as of the dates indicated:

	June 30,	December 31,
	2023	2022
Property and Equipment:
Production tooling, machinery and equipment	$-	$27,000
Office furniture and fixtures	85,000	95,000
Computer equipment and software	531,000	771,000
Leasehold improvements	19,000	19,000
Construction in-progress	12,000	3,000
	647,000	915,000
Accumulated depreciation and amortization	(576,000)	(844,000)
Net Property and Equipment	$71,000	$71,000

Depreciation expense was approximately $12,000 and $26,000 in the three and six months ended June 30, 2023, respectively, and was $15,000 and $31,000 in the three and six months ended June 30, 2022, respectively.

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

During the six-month periods ended June 30, 2023 and 2022 no equity awards were issued by the Company.

In June 2021, non-employee members of the Board of Directors received restricted stock grants totaling 5,514 shares pursuant to the 2018 Equity Incentive Plan. The shares underlying the awards were assigned a value of $8.16 per share, which was the closing price of the Company’s common stock on the date of grant, for a total grant date value of $45,000.  The shares vested on June 1, 2022.

The Company estimated the fair value of stock-based awards granted during the three and six months ended June 30, 2023, under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 year, expected volatility of 95.2%, dividend yield of 0% and risk-free interest rate of 4.7%.

Lendway, Inc. and Subsidiaries

(formerly Insignia Systems, Inc.)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Total stock-based compensation expense recorded for the three and six months ended June 30, 2023 was $14,000 and $36,000, respectively, and for the three and six months ended June 30, 2022 was $29,000 and $59,000, respectively.

Net (Loss) Income per Share. Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net (loss) income per share gives effect to all dilutive potential common shares outstanding during the period.

Due to the net loss incurred during the three months ended June 30, 2023 all outstanding stock awards were anti-dilutive for that periods. For the six months ended June 30, 2023 options to purchase approximately 14,000 shares of common stock with a weighted average exercise price of $11.74 were outstanding and were not included in the computation of common stock equivalents for the six months ended June 30, 2023 because their exercise prices were higher than the average fair market value of the common stock during the reporting period.

Due to the net loss incurred during the three and six months ended June 30, 2022 all outstanding stock awards were anti-dilutive for those periods. As of June 30, 2022, the Company had 14,086 options and 3,396 restricted units outstanding.

Weighted average common shares outstanding for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Denominator for basic net loss per share - weighted average shares	1,798,000	1,788,000	1,798,000	1,787,000
Effect of dilutive securities:
Stock options and restricted stock units	—	—	4,000	—
Denominator for diluted net loss per share - weighted average shares	1,798,000	1,788,000	1,802,000	1,787,000

4. Revenue Recognition. Under Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (“Topic 606”), revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including noncash consideration, consideration paid or payable to a customer and significant financing components. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer, as further described below under “Performance Obligations.”

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

Lendway, Inc. and Subsidiaries

(formerly Insignia Systems, Inc.)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Display, On-Pack, and Non-POPS Signage Solutions.  The Legacy Business supplied CPG manufacturers with retailer approved promotional services, such as display, on-pack, and signage solutions. These services were more customized than POPS, consisting of variable durations and variable specifications. Due to the variable nature of these services, revenue recognition is primarily at a point-in-time recognition.

POPS Signage Solution Services.  The Legacy Business provided a service of displaying promotional signs in close proximity to the CPG manufacturer’s product in participating stores, which the Company maintained in two-to-four-week cycle increments.

Each of the individual activities under the Legacy Business’ services, including production activities, are inputs to an integrated sign display service. Customers receive and consume the benefits from the promotional displays over the duration of the contracted display cycle. Additionally, the display of the signs does not have an alternative use to the Company and the Company had an enforceable right to payment for services performed through the closing of the sale of the Legacy Business. As a result, the Company has recognized the transaction price for service performance obligations as revenue over time. Given the nature of the Legacy Business’ performance obligations is to provide a display service over the duration of a specified period or periods, the Company recognizes revenue on a straight-line basis over the display service period as it best reflects the timing of transfer of its sign solutions.

Disaggregation of Revenue

In the following table, revenue is disaggregated by timing of revenue recognition.

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	Services Revenues	Services Revenues	Services Revenues	Services Revenues
Timing of revenue recognition:
Services transferred over time	$470,000	$502,000	$733,000	$958,000
Services transferred at a point in time	5,741,000	2,752,000	18,309,000	8,444,000
Total	$6,211,000	$3,254,000	$19,042,000	$9,402,000

Contract Costs

Sales commissions that were paid to internal or external sales representatives are eligible for capitalization as they are incremental costs that would not have been incurred without entering into a specific sales arrangement and are recoverable through the expected margin on the transaction. The Company is applying the practical expedient in Accounting Standards Codification 340-40-25-4 that allows the incremental costs of obtaining a contract to be recorded as an expense when incurred when the amortization period of the asset that would have otherwise been recognized is one year or less. These costs are included in selling expenses.

Deferred Revenue

Deferred revenues represent amounts collected from customers in advance of the satisfaction of performance obligations.  Significant changes in deferred revenue during the period are as follows:

Balance at December 31, 2022	$2,427,000
Reclassification of beginning deferred revenue to revenue, as a result of performance obligations satisfied	(2,066,000)
Cash received in advance and not recognized as revenue	793,000
Balance at June 30, 2023	$1,154,000

Lendway, Inc. and Subsidiaries

(formerly Insignia Systems, Inc.)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Transaction Price Allocated to Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which reflect the majority of its performance obligations. This practical expedient is being applied to arrangements for certain incomplete services and unshipped custom signage materials. Contracts that had an expected duration of greater than one year were insignificant at June 30, 2023.

5. Leases. As of June 30, 2023, the Company leased space under a non-cancelable operating lease for its corporate headquarters, which had been renewed through December 31, 2026. The Company also had a lease for warehouse space which expired March 31, 2023. The warehouse lease was extended on a month-to-month basis effective April 1, 2023. The corporate headquarters lease had escalating lease payment terms but did not contain a contingent rent provision. The leases for both the Company’s corporate headquarters and its warehouse included both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. The headquarters lease required the Company to provide a letter of credit, which was supported by $85,000 reflected as restricted cash on the consolidated balance sheet. The Company used its incremental borrowing rate of approximately 7.0% in determining the present value of the extended lease payments.

The cost components of the Company’s operating leases were as follows for the three and six month periods ended June 30, 2023 and 2022:

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Corporate		Operating	Corporate		Operating
	Headquarters	Other	Leases	Headquarters	Other	Leases
Operating lease cost	$10,000	$-	$10,000	$21,000	$4,000	$25,000
Variable lease cost	2,000	-	2,000	6,000	4,000	10,000
Short-term lease cost	-	10,000	10,000	-	10,000	10,000
Total	$12,000	$10,000	$22,000	$27,000	$18,000	$45,000

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Corporate		Operating	Corporate		Operating
	Headquarters	Other	Leases	Headquarters	Other	Leases
Operating lease cost	$16,000	$5,000	$21,000	$33,000	$9,000	$42,000
Variable lease cost	10,000	3,000	13,000	20,000	6,000	26,000
Total	$26,000	$8,000	$34,000	$53,000	$15,000	$68,000

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs which are paid based on actual costs incurred by the lessor.

Maturities of the Company’s lease liabilities for its corporate headquarters operating lease are as follows as of June 30, 2023:

2023	$-
2024	52,000
2025	53,000
2026	55,000
Total lease payments	160,000
Less: Interest	21,000
Present value of lease liabilities	$139,000

Lendway, Inc. and Subsidiaries

(formerly Insignia Systems, Inc.)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

The remaining lease terms as of June 30, 2023 for the Company’s corporate headquarters lease was 3.5 years.  The cash outflows for operating leases were $0 and $10,000 for the three and six months ended June 30, 2022, respectively, and were $20,000 and $41,000 for the three and six months ended June 30, 2022, respectively.

Subsequent to June 30, 2023, the headquarters lease was assigned to the Buyer as a part of the sale of the Legacy Business.

6. Income Taxes. For the three and six months ended June 30, 2023, the Company recorded income tax expense of $4,000 and $7,000, respectively, or 12.5% and 0.4% of loss (income) before taxes, respectively. For the three and six months ended June 30, 2022, the Company recorded income tax expense of $14,000 and $22,000, respectively, or 1.3% and 2.2% of loss before taxes, respectively. The income tax expense for the three and six months ended June 30, 2023 and 2022 is comprised of federal and state taxes. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual taxable income (loss). The actual tax expense attributable to income before taxes differs from the expected tax expense computed by applying the U.S. federal corporate income tax rate of 21.0% as follows:

Six months ended June 30,	2023	2022
Federal statutory rate	21.0%	21.0%
Stock-based awards	2.2	(0.5)
State taxes	3.8	3.4
Impact of uncertain tax positions	0.1	(1.9)
Valuation allowance	(24.2)	(25.0)
Other	(2.5)	0.8

Effective federal income tax rate	0.4%	(2.2)%

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

As of June 30, 2023, and December 31, 2022, the Company had unrecognized tax benefits totaling $55,000 and $53,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $55,000.

At December 31, 2022, the Company had Federal net operating loss (NOL) to carry forward of approximately $2,900,000. As of June 30, 2023, the Company estimates remaining Federal NOL carryforwards to be approximately $1,300,000. Federal NOL utilization is limited to 80% of estimated taxable income. The estimated NOL carry forward will be adjusted at year end for actual results.

7. Concentrations. During the six months ended June 30, 2023, two customers accounted for 27% and 18%, respectively of the Legacy Business’ total net sales. During the six months ended June 30, 2022, three customers accounted for 22%, 15% and 10%, respectively of the Legacy Business’ total net sales.

At June 30, 2023, one customer represented 70% of the Legacy Business’ total accounts receivable. At December 31, 2022, three customers represented 20%, 19% and 11%, respectively, of the Company’s total accounts receivable.

Lendway, Inc. and Subsidiaries

(formerly Insignia Systems, Inc.)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

8. Legal Proceedings. The Company is subject to various legal matters in the normal course of business. The outcome of these matters is not expected to have a material effect on the Company’s financial position or results of operations.

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

9. Subsequent Event.

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements except for the events described in Note 2 related to the sale of the Legacy Business and the incurring of severance and other separation benefits.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere, including Part II, Item 1A, in this Quarterly Report on Form 10-Q (“10-Q”) and the “Risk Factors” described in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our Current Reports on Form 8-K and our other SEC filings.

Company Overview

We are building a scalable non-bank lending business to purchase existing loans or originate and fund new loans, all of which will be secured by collateral (individually or collectively, the “Secured Loans”). On April 7, 2023, we announced the launch of our non-bank lending business, through the hiring of a Senior Vice President of Lending with over 20 years of experience in credit and lending.

Initially, we intend to focus on loans secured by real estate, primarily for agricultural purposes. We expect to expand our product offerings over time as we identify needs and opportunities in the marketplace for loans generally. Our plan, therefore, is to build a portfolio of well-secured loans, with a portion of the credit risk being participated to third parties in most cases, to maintain a low net loss experience and to charge fully compensatory rates and fees.

The primary sources of revenue from our non-bank lending business are expected to consist of:

•	interest income earned on assets on the balance sheet, including but not limited to Secured Loans, net of related funding costs and interest payments, and
•	fee income generated from origination and servicing of Secured Loans.

We are building our strategy and long-term growth initiatives upon a few fundamental factors:

•	streamlined systems and processes to support the growth of our core business through connecting customers with competitive funding;
•	establishment of market presence through direct marketing, purchase of existing loan portfolios, and/or third-party origination agreements;
•	development of long-term customer relationships;
•	creation of customized niche products and solutions to support identified customer needs and opportunities in the marketplace;
•	effective capital and funding structures to maximize returns;
•	development of mutually beneficial funding and origination partner relationships to expand Company loan volumes and margins over time; and
•	evaluation of strategic acquisition(s) that align with our initiatives.

We face competition from other entities that originate, purchase, securitize, or provide financing for Secured Loans. These entities include commercial and investment banks, insurance companies, Farm Credit System institutions, and financial funds.

We plan to compete by controlling overhead costs and by sourcing competitive cost of funds to blend with equity capital to provide flexible financing options and products designed to meet the varied needs of our customers.

The relative competitiveness of our loan rates and our ability to grow loan volume are affected by many factors, including:

•	demand for lending products we offer;
•	available capital; and
•	liquidity and cost of funds from third-party funding sources.

We continue to explore other strategic options to maximize shareholder value. Potential strategic alternatives that may be evaluated include, but are not limited to, an acquisition, merger, business combination, in-licensing, start-up of new business or other strategic initiatives. There can be no assurance that this process will result in any transaction or other initiatives.

Recent Developments

On August 4, 2023 we changed our name from “Insignia Systems, Inc.” and reincorporated from Minnesota to Delaware. As part of the name change, our common stock now trades under the symbol “LDWY” on The Nasdaq Stock Market LLC.

On August 3, 2023, we completed the sale of certain assets and certain liabilities relating to our business of providing in-store advertising solutions to brands, retailers, shopper marketing agencies and brokerages (the “Legacy Business”) for a cash purchase price of $3.5 million to TIMIBO LLC, an affiliate of Park Printing, Inc. (the “Buyer”), under an Asset Purchase Agreement (the “Purchase Agreement”). We retained accounts receivable, as well as cash, cash equivalents and marketable securities. The purchase price is subject to a post-closing adjustment depending on the net balance of (i) cash received by us for programs that remained unexecuted as of August 3, 2023, minus (ii) the payments we made to vendors for unexecuted programs. We received significant cash payments between July 1 and August 3, 2023 for unexecuted programs, which we will retain, but which will reduce the purchase price. Under the Purchase Agreement, $200,000 was escrowed for a twelve-month period for any future claims, as defined in the Purchase Agreement, by the Buyer against the Company.

We incurred approximately $350,000 of transaction-related costs that had not previously been expensed. We also incurred transaction-related severance and other separation benefits in connection with the termination of certain of our officers and employees of approximately $1,537,000, as well as retention award payouts totaling $143,000 and employee bonuses totaling $164,000, each of which will be recorded as expense in the three months ended September 30, 2023.

Business Overview

Summary of Financial Results

The operations of the Legacy Business will be presented as a discontinued operation beginning with the Quarterly Report on Form 10-Q for the three months ended September 30, 2023, the quarter in which the sale of the Legacy Business met the criteria as a discontinued operation. We have provided supplemental operating results on a pro forma basis below for a further description of the impact of the sale of the Legacy Business on the financial statements.

For the quarter ended June 30, 2023, we generated net sales of $6,211,000, as compared with net sales of $3,254,000 for the quarter ended June 30, 2022. For the six months ended June 30, 2023, we generated net sales of $19,042,000, as compared with net sales of $9,402,000 in the six months ended June 30, 2022. Net loss for the quarter ended June 30, 2023 was $36,000, as compared to a net loss of $1,084,000 for the quarter ended June 30, 2022. Net income for the six months ended June 30, 2023 was $1,612,000, as compared to a net loss of $1,022,000 for the six months ended June 30, 2022.

Our non-bank lending business had no revenue and had incremental general and administrative expenses of $101,000 for the three months ended June 30, 2023.

During the six months ended June 30, 2023, cash and cash equivalents and restricted cash decreased by $3,020,000 from $14,524,000 at December 31, 2022, to $11,504,000 at June 30, 2023. The decrease was primarily driven by an increase in accounts receivable from December 31, 2022. We had no debt other than our lease obligations at June 30, 2023. Working capital increased $1,652,000 from $13,379,000 at December 31, 2022 to $15,031,000 at June 30, 2023.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations as a percentage of total net sales.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.9	87.2	76.1	82.0
Gross profit	26.1	12.8	23.9	18.0
Operating expenses:
Selling	5.8	8.9	3.8	6.7
Marketing	4.8	8.6	3.1	5.7
General and administrative	18.2	29.1	9.8	16.5
Total operating expenses	28.8	46.6	16.7	28.9
Operating (loss) income	(2.7)	(33.8)	7.2	(10.9)
Interest income	2.2	0.9	1.3	0.2
(Loss) income before taxes	(0.5)	(32.9)	8.5	(10.7)
Income tax expense	0.1	0.4	0.0	0.2
Net (loss) income	(0.6)%	(33.3)%	8.5%	(10.9)%

Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

Net Sales.  Net sales for the three months ended June 30, 2023 increased 90.9% to $6,211,000 compared to $3,254,000 for the three months ended June 30, 2022. The increase is primarily due to executing our largest display program to date.  Net sales for the six months ended June 30, 2023 increased 102.5% to $19,042,000 compared to $9,402,000 for the six months ended June 30, 2022. For the six months ended June 30, 2023, display revenue had increased due to securing larger contracts in addition to both an increase in sales to new CPGs and an increase in sales to existing CPGs. Due to sales cycles within the retailers that our display and on-pack solutions execute we anticipated seasonality in sales, with those sales being significantly stronger in the first quarter of the year.

Gross Profit. Gross profit for the three months ended June 30, 2023 increased 290.1% to $1,623,000 compared to $416,000 for the three months ended June 30, 2022. The increase in gross profit was primarily due to increased sales. Gross profit as a percentage of total net sales increased to 26.1% for the three months ended June 30, 2023 compared to 12.8% for the three months ended June 30, 2022. The increase was primarily due to the impact fixed costs have on the gross profit percentage when sales increase.

Gross profit for the six months ended June 30, 2023 increased 167.9% to $4,543,000 compared to $1,696,000 for the six months ended June 30, 2022. The increase in gross profit was primarily due to increased sales.  Gross profit as a percentage of total net sales increased to 23.9% for the six months ended June 30, 2023 compared to 18.0% for the six months ended June 30, 2022.  The increase was primarily due to the impact fixed costs have on the gross profit percentage when sales increase.

Operating Expenses

Selling.  Selling expenses for the three months ended June 30, 2023 increased 24.5% to $361,000 compared to $290,000 for the three months ended June 30, 2022. Selling expenses for the six months ended June 30, 2023 increased 14.7% to $725,000 compared to $632,000 for the six months ended June 30, 2022. The increases for both periods was primarily due to higher commissions due to the higher sales.

Selling expenses as a percentage of total net sales decreased to 5.8% for the three months ended June 30, 2023 compared to 8.9% for the three months ended June 30, 2022. Selling expenses as a percentage of net sales decreased to 3.8% for the six months ended June 30, 2023 compared to 6.7% for the six months ended June 30, 2022. The decreases for both periods was primarily due to increased sales, partially offset by an increase in commissions.

Marketing.  Marketing expenses for the three months ended June 30, 2023 increased 7.5% to $300,000 compared to $279,000 for the three months ended June 30, 2022. Marketing expense for the six months ended June 30, 2023 increased 10.8% to $596,000 compared to $538,000 for the six months ended June 30, 2022. The increases for both periods were primarily the result of increased staff and staff related expenses.

Marketing expenses as a percentage of total net sales decreased to 4.8% for the three months ended June 30, 2023 compared to 8.6% for the three months ended June 30, 2022. Marketing expenses as a percentage of net sales decreased to 3.1% for the six months ended June 30, 2023 compared to 5.7% for the six months ended June 30, 2022. The decreases for both periods was primarily due to increased sales, partially offset by increased staff and staff related expenses.

General and administrative.  General and administrative expenses for the three months ended June 30, 2023 increased 19.1% to $1,129,000 compared to $948,000 for the three months ended June 30, 2022. The increase was primarily due to costs incurred with the sale of the Legacy Business and other strategic alternative costs which totaled $339,000 compared to $138,000 for the three months ended June 30, 2023 and 2022, respectively.  Incremental general and administrative expenses for the non-bank lending business were $101,000 for the three months ended June 30, 2023. General and administrative expenses for the six months ended June 30, 2023 increased 19.0% to $1,850,000 compared to $1,554,000 for the six months ended June 30, 2022. The increase was primarily from the comparison to the reduced expense in 2022 from the Director Deferred Compensation Plan due to a reduction in our share price during the six months ended June 30, 2022, in addition to costs incurred related to the sale of the Legacy Business and other strategic alternative costs which totaled $393,000 compared to $210,000 for the three months ended June 30, 2023 and 2022, respectively.

General and administrative expenses as a percentage of total net sales decreased to 18.2% for the three months ended June 30, 2023 compared to 29.1% for the three months ended June 30, 2022 due to increased sales, partially offset by the factors described above.  General and administrative expenses as a percentage of net sales decreased to 9.8% for the six months ended June 30, 2023 compared to 16.5% for the six months ended June 30, 2022. The decrease was due to increased sales, partially offset by the factors described above.

Interest Income.  Interest income for the three months ended June 30, 2023 was $135,000 compared to $31,000 for the three months ended June 30, 2022. Interest income for the six months ended June 30, 2023 was $247,000 compared to $28,000 for the six months ended June 30, 2022.  Interest income in 2023 increased over 2022 primarily due to higher invested balances, which included the net proceeds from litigation of $12 million received in July 2022 and the higher interest rates available on investment in short-term treasury bills and interest-bearing savings.

Income Taxes.  For the three and six months ended June 30, 2023 the Company recorded income tax expense of $4,000 and $7,000, respectively, or 12.5% and 0.4% of loss (income) before taxes, respectively. For the three and six months ended June 30, 2022 the Company recorded income tax expense of $14,000 and $22,000, respectively, or 1.3% and 2.2% of loss before taxes, respectively. The income tax expense for the three and six months ended June 30, 2023 and 2022 comprises federal and state income taxes. The primary differences between the Company’s June 30, 2023 and 2022 effective tax rates and the statutory federal rate are nondeductible stock-based compensation, nondeductible meals and entertainment, as well as changes in the Company’s valuation allowance against its deferred tax assets.

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

As of June 30, 2023, and December 31, 2022, the Company had unrecognized tax benefits totaling $55,000 and $53,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $55,000.

At December 31, 2022, the Company had Federal net operating loss (NOL) to carry forward of approximately $2,900,000. As of June 30, 2023, the Company estimates remaining Federal NOL carryforwards to be approximately $1,300,000. Federal NOL utilization is limited to 80% of estimated taxable income. The estimated NOL carry forward will be adjusted at year end for actual results.

Net (Loss) Income.  For the reasons stated above, net loss for the three months ended June 30, 2023 was $36,000 and net income for the six months ended June 30, 2023 was $1,612,000, compared to net loss of $1,084,000 and $1,022,000, respectively, for the three and six months ending June 30, 2022.  As we seek to grow our non-bank lending business, we anticipate minimal revenue and to have losses from continuing operations for the remainder of the year.

Supplemental Operating Results on a Pro Forma Basis

Results of Operations

The operations of the Legacy Business will be presented as discontinued operations beginning with the Quarterly Report on Form 10-Q for the three months ended September 30, 2023, and prior period results of operations will also be presented on a discontinued operations basis. The Company is presenting unaudited pro forma condensed consolidated information to illustrate the significant impact had discontinued operations presentation been used in prior periods. With discontinued operations presentation, the continuing operations relate to the non-bank lending business. The Company is presenting the pro forma information for the three months ended June 30, 2023, as that is the period in which the non-bank lending business began, along with a comparison to the three months ended June 30, 2022 on the same basis. No impact from the sale proceeds and related costs, which occurred August 3, 2023 is included in the pro forma information.

The following table sets forth certain pro forma condensed consolidated statement of operations data for continuing operations for the three months ended June 30, 2023 and 2022. The continuing operations had no net sales or cost of sales; or selling and marketing expenses.

	2023 Pro Forma*	2022 Pro Forma
General and administrative	$557,000	$432,000
Operating loss from continuing operations	(557,000)	(432,000)
Interest income	135,000	31,000
Loss before taxes from continuing operations	$(422,000)	$(401,000)

* See Note 2 to the condensed consolidated financial statements appearing in Part 1, Item 1, of this Quarterly Report on Form 10-Q for additional detail.

Discussion of Results of Operations on Pro-Forma Basis

Operating Expenses

The amount of each type of operating expense for the three months ended June 30, 2023 and 2022, as well as the percentage change between such periods, were as follows:

	2023 Pro Forma	2022 Pro Forma	Year-over- Year Change	Percent Change
General and administrative	$557,000	$432,000	$125,000	28.9%

General and administrative expenses increased by 28.9% in the three months ended June 30, 2023 as compared to the prior year comparable period. This increase was due primarily to incremental expenses for the non-bank lending business of $101,000 in the three months ended June 30, 2023.

Interest Income

Interest income for the three months ended June 30, 2023 and 2022, as well as the percentage change in interest income between those periods, was as follows:

	2023 Pro Forma	2022 Pro Forma	Year-over- Year Change	Percent Change
Interest income	$135,000	$31,000	$104,000	335.5%

Interest income for the three months ended June 30, 2023 was $135,000 compared to $31,000 for the three months ended June 30, 2022. Interest income in 2023 increased over 2022 primarily due to higher invested balances, which included the net proceeds from litigation of $12 million received in July 2022 and the higher interest rates available on investment in short-term treasury bills and interest-bearing savings.

Pro Forma Loss Before Income Taxes

Pro forma loss before income taxes for the three months ended June 30, 2023 and 2022, as well as the percentage change in loss before between those periods, were as follows:

	2023 Pro Forma	2022 Pro Forma	Year-over- Year Change	Percent Change
Loss before income taxes	$422,000	$401,000	$21,000	5.2%

As we seek to grow our non-bank lending business, we anticipate minimal revenue and to have losses from continuing operations for the remainder of the year. We also expect to incur reduced general and administrative expenses in the near term as a result of lower headcount and the reduced administrative requirements associated with the current scale of our non-bank lending business.

Liquidity and Capital Resources

We have historically financed our operations with proceeds from stock sales and sales of its services and products, subject to occasional supplemental proceeds from the settlement of litigation. At June 30, 2023, working capital (current assets less current liabilities) was $15,031,000, compared to $13,379,000 at December 31, 2022. During the six months ended June 30, 2023, cash and cash equivalents and restricted cash decreased $3,020,000 from $14,524,000 at December 31, 2022 to $11,504,000 at June 30, 2023.

Operating Activities.  Net cash used by operating activities during the six months ended June 30, 2023, was $3,009,000. Net income of $1,612,000, plus non-cash adjustments of $73,000, less changes in operating assets and liabilities of $4,694,000, resulted in the $3,009,000 of cash used in operating activities. The non-cash adjustments consisted of depreciation expense, changes in allowance for doubtful accounts and stock-based compensation expense. The largest component of the change in operating assets and liabilities was accounts receivable, which increased $2,037,000 from December 31, 2022. The increase was a result of increased net sales in the six months ended June 30, 2023. In the normal course of business, our accounts receivable, accounts payable, accrued liabilities, deferred revenue and prepaid production costs will fluctuate depending on the level of revenues and related business activity, as well as billing arrangements with customers and payment terms with retailers.

Investing Activities.  Net cash used in investing activities during the six months ended June 30, 2023 was $19,000, which related to purchases of property and equipment.

Financing Activities.  Net cash provided by financing activities during the six months ended June 30, 2023 was $8,000, which related to proceeds received from issuance of common stock under the employee stock purchase plan and exercised stock options.

Cash and cash equivalents plus restricted cash at June 30, 2023 were $11.5 million.  The Company believes that based upon current business conditions and plans, its cash and cash equivalents balances will be sufficient for its cash requirements for at least the next 12 months.

As the Company grows its non-bank lending business, we may be required to finance this process through equity offerings or debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide.  If we are unable to raise additional funds when needed we may not be able to grow our non-bank lending business, or complete transactions related to the strategic alternatives process.

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

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: Forward-looking statements involve known and unknown risks, uncertainties and other factors, including: (1) the availability of strategic alternatives on acceptable terms, if at all, (2) the limited history of our new non-bank lending business, (3) the substantial risk of loss associated with lending generally, (4) market conditions that may restrict or delay appropriate or desirable non-bank lending opportunities, (5) our ability to develop and maintain necessary processes and controls relating to our non-bank lending business (6) reliance on one or a small number of employees, (7) potential adverse classifications of our Company if we are unsuccessful in executing our business plan, (8) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally; and (9) our ability to attract and retain highly qualified managerial, operational and sales personnel. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q, and any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer and its principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2023 were effective.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the first quarter of 2023 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting, except that the Company implemented controls related to its non-bank lending business.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

Item 1A. Risk Factors

Except as set for below there have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

RISKS RELATING TO OUR NEW BUSINESS

Our new lending business has limited history.

Our Non-Bank Lending business (our “Lending Business”) is recently formed and has no operating history and has generated no revenues.  This lack of operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.  There is no assurance that we can generate revenues in the non-bank lending marketplace, and even if revenues are generated there is no assurance that we can earn a profit from this new business. Because our Lending Business’s business activities are in a very early stage, we can neither predict all potential risks nor assess the potential effects of those risks on our Lending Business’s business, operating results, and financial condition or how much any factor, or combination of factors, could have an adverse effect on our business, results of operations and financial condition.

Non-bank lending involves a substantial risk of loss.

Our Lending Business intends to assume the ultimate credit risk of borrower defaults on its future planned loan assets, and Our Lending Business’s earnings, which come from net interest income and fees on those assets, depend significantly on their performance. Widespread and sustained repayment shortfalls on loans in Our Lending Business’s portfolio could result in losses, particularly if the value of the available collateral does not cover Our Lending Business’s exposure, and could materially and adversely affect Our Lending Business’s business, operations, operating results, financial condition, liquidity, or capital levels.

RISKS RELATED TO ECONOMY AND MARKET CONDITIONS

Market conditions may restrict or delay desirable non-bank lending opportunities.

Our Lending Business’s business, operating results, financial condition, and capital levels may be materially and adversely affected by external factors that may affect the price or marketability of our Lending Business’s planned products and services or our Lending Business’s ability to offer its products and services, including, but not limited to:

•	disruptions in the debt or equity capital markets;
•	competitive pressures in our Lending Business’s loan;
•	changes in interest rates that may increase our Lending Business’s funding costs; and
•	market or customer perception of our Lending Business’s reputation.

OPERATIONAL RISKS

Our non-bank lending business and related operations require development of new processes and controls.

Our Lending Business is exposed to operational risk due to the complex nature of its planned business operations and the processes and systems used to undertake its business activities and comply with regulatory requirements. Operational risks specific to our Lending Business include the risks of loss resulting from:

•	inadequate or failed internal processes, systems, cybersecurity program, or infrastructure;
•	Our Lending Business’s inability to successfully implement enhancements to any of these or migrate to new systems or infrastructure;
•	failed execution, including based on human error;
•	inadequate or failed internal controls or processes to detect or prevent fraud or other violations of law or regulations; or
•	external events, including a disruption involving physical site access, cyber incidents, catastrophic events, natural disasters, terrorist activities, or disease pandemics.

Any of the foregoing could have an adverse effect on our ability to conduct our non-bank lending business, and our results of operations and financial condition.

The success of our non-bank lending business initially will depend on one or a small number of employees.

Our Lending Business will rely on its employee’s breadth and depth of knowledge of lending businesses and related industries to run its planned business operations successfully. If our Lending Business cannot retain and attract motivated and qualified employees or does not have adequate human capital to achieve its business objectives, our Lending Business’s business performance, operations, financial condition, or reputation could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference to/ Method of Filing

2.1*	Asset Purchase Agreement dated May 24, 2023	Exhibit 2.1 to Current Report filed May 25, 2023

3.1	Certificate of Incorporation	Exhibit 3.1 to Current Report filed August 9, 2023

3.2	Bylaws	Exhibit 3.2 to Current Report filed August 9, 2023

10.1	Form of Support agreement, dated May 24, 2023, by and among TIMIBO LLC and certain holders of shares of common stock of the Company	Exhibit 10.1 to Current Report filed May 25, 2023

10.2†	Letter Agreement with Adam D. May, dated May 24, 2023	Exhibit 10.2 to Current Report filed May 25, 2023

10.3†‡	Letter Agreement with Kristine A. Glancy dated July 13, 2023	Exhibit 10.1 to Current Report filed July 19, 2023

10.4†	Letter Agreement with Zackery A. Weber dated August 4, 2023	Exhibit 10.1 to Current Report filed August 9, 2023

31.1	Certification of Principal Executive and Financial Officer	Filed Electronically

31.2	Certification of Principal Accounting Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101

The following materials from Lendway, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in inline XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL Document)	Filed Electronically

* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

† Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

‡ Redacted in compliance with Regulation S-K Item 601(a)(6) and certain exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDWAY, INC.
(Registrant)

Dated: August 14, 2023	/s/ Randy D. Uglem
Randy D. Uglem
President and Chief Executive Officer
(on behalf of registrant)

Dated: August 14, 2023	/s/ Zackery A. Weber
Zackery A. Weber
Vice President of Finance
(principal financial and accounting officer)

