Form 10-Q
period 2023-09-30
LENDWAY, INC.
filed 2023-11-14
CIK 875355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

 ______________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to ____________

Commission File Number:  1-13471

LENDWAY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1656308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares outstanding of Common Stock, $.01 par value, as of November 8, 2023 was 1,745,736.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is being filed by the registrant, Lendway, Inc., a Delaware corporation(the “Company”). Effective August 4, 2023 we changed our name from “Insignia Systems, Inc.” and reincorporated from Minnesota to Delaware. As part of the name change, our common stock now trades under the symbol “LDWY” on The Nasdaq Stock Market LLC.

On August 3, 2023, the Company sold certain assets and certain liabilities relating to the Company’s business of providing in-store advertising solutions to brands, retailers, shopper marketing agencies and brokerages (the “In-Store Marketing Business”) for a sale price of $3.5 million to TIMIBO LLC, an affiliate of Park Printing, Inc. (the “Buyer”), under an Asset Purchase Agreement dated May 24, 2023 (the “Purchase Agreement”). The Company retained accounts receivable, as well as all cash, cash equivalents and marketable securities, and certain liabilities. The cash consideration for the sale was subject to a post-closing adjustment that depended on the net balance of (i) cash received by the Company for programs that remained unexecuted as of August 3, 2023, minus (ii) the payments made by the Company to vendors for unexecuted programs. The final purchase adjustment for the net balance was to reduce the cash consideration by $1.5 million, with the Company retaining an equal amount of cash that had been received for unexecuted programs.

The operations of the In-Store Marketing Business are presented as a discontinued operations beginning with this Quarterly Report on Form 10-Q for the three months ended September 30, 2023, the quarter in which the sale of the In-Store Marketing Business met the criteria as discontinued operations. All previous periods presented have been restated to present the In-Store Marketing Business as discontinued operations. See Note 2 of the Notes to the Condensed Consolidated Financial Statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further description of the impacts of the sale of the In-Store Marketing Business on the condensed consolidated financial statements.

The Company is building a scalable non-bank lending business to purchase existing loans or originate and fund new loans, all of which will be secured by collateral.

Lendway, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lendway, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2023	December 31,
	(Unaudited)	2022
ASSETS
Current Assets:
Cash and cash equivalents	$14,954,000	$14,439,000
Restricted cash	85,000	85,000
Receivable from escrow account	200,000	—
Income tax receivable	26,000	28,000
Prepaid expense	123,000	30,000
Other current assets related to discontinued operations	2,199,000	6,171,000
Total Current Assets	17,587,000	20,753,000

Other Assets:
Property and equipment, net	41,000	—
Other, net	10,000	—
Non-current related to discontinued operations	—	215,000
Total Other Assets	51,000	215,000

Total Assets	$17,638,000	$20,968,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	96,000	138,000
Accrued liabilities:
Compensation	888,000	264,000
Other	164,000	306,000
Current liabilities related to discontinued operations	547,000	6,666,000
Total Current Liabilities	1,695,000	7,374,000

Long-Term Liabilities:
Accrued income taxes	41,000	53,000
Non-current liabilities related to discontinued operations	—	140,000
Total Long-Term Liabilities	41,000	193,000

Commitments and Contingencies	—	—

Shareholders' Equity:
Common stock, par value $0.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,751,000 at September 30, 2023 and 1,797,000 at December 31, 2022, respectively	18,000	18,000
Additional paid-in capital	16,221,000	16,458,000
Accumulated deficit	(337,000)	(3,075,000)
Total Shareholders' Equity	15,902,000	13,401,000

Total Liabilities and Shareholders' Equity	$17,638,000	$20,968,000

See accompanying notes to condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Operating Expenses:
Sales and marketing	$69,000	$-	$134,000	$-
General and administrative	1,564,000	488,000	2,849,000	1,663,000
Total Operating Expenses	1,633,000	488,000	2,983,000	1,663,000
Operating Loss	(1,633,000)	(488,000)	(2,983,000)	(1,663,000)

Interest income	111,000	55,000	325,000	55,000
Loss from continuing operations before income taxes	(1,522,000)	(433,000)	(2,658,000)	(1,608,000)

Income tax (benefit) expense	(11,000)	1,000	(4,000)	5,000
Net loss from continuing operations	(1,511,000)	(434,000)	(2,654,000)	(1,613,000)

(Loss) Income from discontinued operations, net of tax	(333,000)	12,235,000	2,422,000	12,392,000
Gain from sale of discontinued operations, net of tax	2,970,000	-	2,970,000	-

Net Income	$1,126,000	$11,801,000	$2,738,000	$10,779,000

Net (loss) income per basic and diluted share:
Continuing operations	$(0.85)	$(0.24)	$(1.48)	$(0.90)
Discontinued operations	$1.48	$6.82	$3.01	$6.92
Basic and diluted earnings per share	$0.63	$6.58	$1.53	$6.02

Shares used in calculation of net (loss) income per share:
Basic and diluted	1,785,000	1,795,000	1,793,000	1,790,000

See accompanying notes to condensed consolidated financial statements.

Lendway, Inc. and Subsidaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	1,797,000	$18,000	$16,458,000	$(3,075,000)	$13,401,000
Issuance of common stock, net	1,000	—	8,000	—	8,000
Value of stock-based compensation	—	—	22,000	—	22,000
Net income	—	—	—	1,648,000	1,648,000
Balance at March 31, 2023	1,798,000	$18,000	$16,488,000	$(1,427,000)	$15,079,000
Value of stock-based compensation	—	—	14,000	—	14,000
Net loss	—	—	—	(36,000)	(36,000)
Balance at June 30, 2023	1,798,000	$18,000	$16,502,000	$(1,463,000)	$15,057,000
Repurchase of common stock	(75,000)	—	(437,000)	—	(437,000)
Issuance of common stock, net	22,000	—	149,000	—	149,000
Issuance of common stock upon vesting of restricted stock units	6,000	—	—	—	-
Value of stock-based compensation	—	—	7,000	—	7,000
Net income	—	—	—	1,126,000	1,126,000
Balance at September 30, 2023	1,751,000	$18,000	$16,221,000	$(337,000)	$15,902,000

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	1,782,000	$18,000	$16,296,000	$(13,121,000)	$3,193,000
Issuance of common stock, net	4,000	—	28,000	—	28,000
Value of stock-based compensation	—	—	30,000	—	30,000
Net income	—	—	—	62,000	62,000
Balance at March 31, 2022	1,786,000	$18,000	$16,354,000	$(13,059,000)	$3,313,000
Issuance of common stock, net	1,000	—	11,000	—	11,000
Value of stock-based compensation	—	—	29,000	—	29,000
Issuance of common stock upon vesting of restricted stock units	6,000	—	—	—	—
Net loss	—	—	—	(1,084,000)	(1,084,000)
Balance at June 30, 2022	1,793,000	$18,000	$16,394,000	$(14,143,000)	$2,269,000
Value of stock-based compensation	—	—	32,000	—	32,000
Issuance of common stock upon vesting of restricted stock units	3,000	—	—	—	-
Net income	—	—	—	11,801,000	11,801,000
Balance at September 30, 2022	1,796,000	$18,000	$16,426,000	$(2,342,000)	$14,102,000

See accompanying notes to condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30	2023	2022
Operating Activities:
Net loss	$2,738,000	$10,779,000
Income from discontinued operations, net of tax	(2,422,000)	(12,392,000)
Gain from sale of discontinued operations, net of tax	(2,970,000)	-
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	3,000	-
Stock-based compensation expense	43,000	91,000
Changes in operating assets and liabilities:
Receivable from escrow account	(200,000)	-
Income tax receivable	2,000	4,000
Prepaid expenses and other	(96,000)	64,000
Accounts payable	(41,000)	85,000
Accrued liabilities	630,000	(114,000)
Accrued income taxes	(12,000)	(659,000)
Net cash used in operating activities of continuing operations	(2,325,000)	(2,142,000)
Net cash provided by operating activities of discontinued operations	1,735,000	12,530,000
Net cash (used in) provided by operating activities	(590,000)	10,388,000

Investing Activities:
Proceeds from sale of business	1,581,000	-
Purchases of property and equipment	(24,000)	-
Net cash provided by investing activities of continuing operations	1,557,000	-
Net cash used in investing activities of discontinued operations	(24,000)	(25,000)
Net cash provided by (used in) investing activities	1,533,000	(25,000)

Financing Activities:
Proceeds from issuance of common stock, net	9,000	39,000
Repurchase of common stock, net	(437,000)	-
Net cash (used in) provided by financing activities	(428,000)	39,000

Increase in cash and cash equivalents and restricted cash	515,000	10,402,000

Cash and cash equivalents and restricted cash at beginning of period	14,524,000	3,851,000
Cash and cash equivalents and restricted cash at end of period	$15,039,000	$14,253,000

Supplemental disclosures for cash flow information:
Cash paid during the period for income taxes	$79,000	$5,000

Non-cash financing activity:
Purchase of property and equipment included in accounts payable	$2,000	$-
Common stock issued for accrued liabilities	$148,000	$-

See accompanying notes to condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation.

Description of Business. Lendway, Inc., a Delaware corporation (the “Company), is building a scalable non-bank lending business (the “Lending Business”) to purchase existing loans or originate and fund new loans, all of which will be secured by collateral. On August 4, 2023, the Company changed its name from “Insignia Systems, Inc.” and reincorporated from Minnesota to Delaware. As part of the name change, the Company’s common stock now trades under the symbol “LDWY” on The Nasdaq Stock Market LLC.

As described in Note 2, on August 3, 2023, the Company completed the sale of certain assets and certain liabilities relating to the Company’s legacy business of providing in-store advertising solutions to brands, retailers, shopper marketing agencies and brokerages (the “In-Store Marketing Business”) for a price of $3.5 million, subject to escrows and a post-closing adjustment.

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

The operations of the In-Store Marketing Business are presented as discontinued operations beginning with this Quarterly Report on Form 10-Q for the three months ended September 30, 2023, the period in which the sale of the In-Store Marketing Business met the criteria as discontinued operations. All prior periods presented have been restated to present the In-Store Marketing Business as discontinued operations.

The condensed consolidated financial statements include the accounts of the Company, its subsidiary, Farmland Credit, Inc., a Minnesota corporation (“FCI”), and FCI’s subsidiaries, Farmland Credit FR, LLC and Farmland Credit AV, LLC.

2. Sale of In-Store Marketing Business and Presentation as Discontinued Operations.

On August 3, 2023, the Company completed the sale of certain assets and certain liabilities relating to the Company’s In-Store Marketing Business for a price of $3.5 million to TIMIBO LLC, an affiliate of Park Printing, Inc. (the “Buyer”), under an Asset Purchase Agreement (the “Purchase Agreement”). The Company retained accounts receivable, as well as cash, cash equivalents and marketable securities. The cash consideration for the sale was subject to a post-closing adjustment depending on the net balance of (i) cash received by the Company for programs that remained unexecuted as of August 3, 2023, minus (ii) the payments made by the Company to vendors for unexecuted programs. The final purchase adjustment for the net balance was to reduce the cash consideration by $1.5 million, with the Company retaining an equal amount of cash that had been received for unexecuted programs. Under the Purchase Agreement, $200,000 was escrowed for a twelve-month period for any future claims, as defined in the Purchase Agreement, by the Buyer against the Company.

Lendway, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The gain on sale of the In-Store Marketing Business before income taxes was determined as follows:

Sale price	$3,500,000
Carrying value of assets sold, less liablities	(247,000)
Transaction costs not previously expensed	(209,000)
Gain on sale of In-Store Marketing Business	$3,044,000

The Company incurred transaction-related severance and other separation benefits in connection with the termination of certain officers and employees of the discontinued operations of approximately $490,000, as well as retention award payouts totaling $343,000, of which $48,000 was included in continuing operations, and employee bonuses totaling $164,000, each of which was recorded as expense in the three months ended September 30, 2023.

The results of the In-Store Marketing Business have been presented as discontinued operations and the related assets and liabilities have been classified as related to discontinued operations for all periods presented.

The carrying amounts of major classes of assets and liabilities that were reclassified as related to discontinued operations on the Condensed Consolidated Balance Sheet were as follows:

December 31,
2022
Current Assets:
Accounts receivable	$5,557,000
Inventories	29,000
Prepaid production costs	535,000
Other prepaid expense	50,000
Current assets related to discontinued operations	$6,171,000

Other Assets:
Property and equipment, net	$71,000
Operating lease right-of-use assets	144,000
Non-current assets related to discontinued operations	$215,000

Current Liabilities:
Accounts payable	$2,515,000
Sales tax	717,000
Accrued liabilities	1,003,000
Current portion of operating lease liabilities	4,000
Deferred revenue	2,427,000
Current liabilities related to discontinued operations	$6,666,000

Long-Term Liabilities:
Operating lease liabilities	$140,000
Non-current liabilities related to discontinued operations	$140,000

Lendway, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Results of discontinued operations are summarized below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Net services revenues	$1,976,000	$4,869,000	$21,018,000	$14,271,000

Cost of services	1,568,000	4,031,000	16,067,000	11,737,000
Gross Profit	408,000	838,000	4,951,000	2,534,000

Operating Expenses:
Selling	410,000	294,000	1,135,000	926,000
Marketing	210,000	249,000	806,000	787,000
General and administrative	142,000	268,000	642,000	647,000
Total Operating Expenses	762,000	811,000	2,583,000	2,360,000

Gain from litigation settlement, net	—	12,000,000	—	12,000,000

Operating Income (Loss)	(354,000)	12,027,000	2,368,000	12,174,000

Other income	21,000	17,000	54,000	45,000
(Loss) income from discontinued operations before income taxes	(333,000)	12,044,000	2,422,000	12,219,000
Income tax benefit	—	(191,000)	—	(173,000)
(Loss) income from discontinued operations, net of tax	$(333,000)	$12,235,000	$2,422,000	$12,392,000

Gain from sale of discontinued operations before income taxes	3,044,000	—	3,044,000	—
Income tax expense	74,000	—	74,000	—
Gain from sale of discontinued operations, net of tax	$2,970,000	$—	$2,970,000	$—

The accounting policies for the discontinued In-Store Marketing Business, including for revenue recognition, are disclosed in the notes to financial statements included in the Company’s Annual Report on Form 10-K.

In July 2019, the Company filed suit against News Corporation, News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. (collectively, “News America”), alleging violations of federal and state antitrust and tort laws by News America. On July 1, 2022, the Company entered into a $20 million settlement agreement with News America. The agreement resulted in net proceeds before income tax of $12,000,000 for the Company, which was recorded as a gain on litigation settlement in the discontinued operations of the In-Store Marketing Business during the three months ended September 30, 2022.

For the three and nine months ended September 30, 2023, the Company recorded income tax expense on discontinued operations of $74,000 and $74,000, respectively. For the three and nine months ended September 30, 2022, the Company recorded income tax benefit from discontinued operations of $191,000 and $173,000 respectively. The income tax benefit for 2022 included a decrease of approximately $678,000 in unrecognized tax benefits related to state exposure in the third quarter of 2022, which reduced accrued income taxes and increased the current tax benefit.

Lendway, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Summary of Significant Accounting Policies.

Cash and Cash Equivalents and Restricted Cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$14,954,000	$14,439,000
Restricted cash	85,000	85,000
Total cash, cash equivalents and restricted cash	$15,039,000	$14,524,000

Subsequent to September 30, 2023 the restriction on the cash was released back to the Company, as it was related to a lease that transferred to the Buyer of the In-Store Marketing Business.

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

During the nine-month periods ended September 30, 2023 and 2022 no equity awards were issued by the Company, except those awarded to non-employee members of the Board of Directors in August 2022.

In August 2022, non-employee members of the Board of Directors received restricted stock grants totaling 6,248 shares pursuant to the 2018 Equity Incentive Plan (the “2018 Plan”). The shares underlying the awards were assigned a value of $9.60 per share, which was the closing price of the Company’s common stock on the date of grant, for a total grant date value of $60,000. The shares vested on July 26, 2023.

In June 2021, non-employee members of the Board of Directors received restricted stock grants totaling 5,514 shares pursuant to the 2018 Equity Incentive Plan. The shares underlying the awards were assigned a value of $8.16 per share, which was the closing price of the Company’s common stock on the date of grant, for a total grant date value of $45,000. The shares vested on June 1, 2022.

The Company estimated the fair value of stock-based awards granted during the three and nine months ended September 30, 2023, under the Company’s employee stock purchase plan using the following weighted average assumptions: expected life of 1.0 year, expected volatility of 95.2%, dividend yield of 0% and risk-free interest rate of 4.7%. Due to the sale of the In-Store Marketing Business, the plan year for the Company’s employee stock purchase plan was amended to end on July 31, 2023. At July 31, 2023 participants purchased 338 shares.

During the three months ended September 30, 2023, the Company issued 22,382 shares of common stock in settlement of $148,000 of total deferred fees due to two non-employee director’s departure from the Board of Directors.

Total stock-based compensation expense recorded for the three and nine months ended September 30, 2023 was $7,000 and $43,000, respectively, and for the three and nine months ended September 30, 2022 was $32,000 and $91,000, respectively.

Net (Loss) Income per Share. Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average shares outstanding and excludes any potential dilutive effects of stock options and restricted stock units and awards. Diluted net (loss) income per share gives effect to all dilutive potential common shares outstanding during the period.

In determining diluted net income (loss) per share, whether net income from continuing operations is positive or negative controls whether dilutive shares are included in the determination. For all periods presented, net income from continuing operations is negative, a net loss. Accordingly, since including dilutive shares would dilute the loss from continuing operations, no dilutive shares are included in any of the per share calculations.

Lendway, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due to the net loss from continuing operations incurred during the three and nine months ended September 30, 2023 and 2022, all outstanding stock awards were considered anti-dilutive for those periods. At September 30, 2022 and 2023 options to purchase 14,086 shares of common stock with a weighted average exercise price of $14.17, were outstanding.

Weighted average common shares outstanding for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Denominator for basic net income (loss) per share - weighted average shares	1,785,000	1,795,000	1,793,000	1,790,000
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—	—
Denominator for diluted net income (loss) per share - weighted average shares	1,785,000	1,795,000	1,793,000	1,790,000

Restructuring. In connection with the change in the Company’s strategy to the Lending Business, the Company’s prior CEO, Kristine A. Glancy, departed on August 31, 2023. Included in general and administrative expense of continuing operations is expense of $926,000 relating to change of control and other severance related payments and benefits to Ms. Glancy. As of September 30, 2023, $650,000 remains to be paid to Ms. Glancy and is included in accrued compensation.

4. Leases.

At September 30, 2023, the Company has a month-to-month operating lease with a related party with monthly payments of $375. As part of the sale of the in-store marketing business, the headquarters lease was assigned to the Buyer as a part of the sale of the In-Store Marketing Business, and the other significant lease was terminated. The amounts included in “Other” below relate to an office lease that was terminated effective September 30, 2023.

The cost components in continuing operations of the Company’s operating leases were as follows for the three and nine month periods ended September 30, 2023 and 2022:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Related party lease	$1,000	$-	$2,000	$-
Other	5,000	3,000	13,000	11,000
Total	$6,000	$3,000	$15,000	$11,000

5. Income Taxes.

For the three and nine months ended September 30, 2023, the Company recorded income tax (benefit) of $(11,000) and $(4,000), respectively, or 0.6% and 0.1% of loss from continuing operations before taxes, respectively. For the three and nine months ended September 30, 2022, the Company recorded income tax expense of $1,000 and $5,000 respectively, or (0.2)% and (0.3)% of loss from continuing operations before taxes, respectively. The income tax expense (benefit) for the three and nine months ended September 30, 2023 and 2022 is comprised of federal and state taxes. The Company reassesses its effective rate each reporting period and adjusts the annual effective rate if deemed necessary, based on projected annual income (loss). The actual tax expense attributable to from continuing operations income before taxes differs from the expected tax expense computed by applying the U.S. federal corporate income tax rate of 21% as follows:

Lendway, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30,	2023	2022
Federal statutory rate	21.0%	21.0%
Stock-based awards	0.0	(0.6)
State taxes	3.5	3.6
Impact of uncertain tax positions	0.5	0.0
Valuation allowance	(24.5)	(24.6)
Other	(0.4)	0.3

Effective federal income tax rate	0.1%	(0.3)%

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

As of September 30, 2023, and December 31, 2022, the Company had unrecognized tax benefits totaling $41,000 and $53,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $41,000. The Company recorded a decrease of $16,000 in unrecognized tax benefits related to state income tax exposure in the third quarter of 2023 which reduced accrued income taxes and increased income tax benefit.

At December 31, 2022, the Company had Federal net operating loss (NOL) to carry forward of approximately $2,900,000. As of September 30, 2023, the Company estimates remaining Federal NOL carryforwards to be approximately $1,390,000. Federal NOL utilization is limited to 80% of estimated taxable income. The estimated NOL carry forward will be adjusted at year end for actual results.

6. Stock Repurchase Plan.

On August 28, 2023, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s common stock. The plan allows the purchases to be made in the open market or in privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares; and may be suspended anytime at the Company’s discretion.

For the three months ended September 30, 2023 the Company repurchased 75,345 shares for $437,000.

7. Legal Proceedings.

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

Company Overview

We are building a scalable non-bank lending business (our “Lending Business”) to purchase existing loans or originate and fund new loans, all of which will be secured by collateral (individually or collectively, the “Secured Loans”). In April 2023, we announced the launch of our Lending Business, through the hiring of a Senior Vice President of Lending with over 20 years of experience in credit and lending.

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

The primary sources of revenue from our Lending Business are expected to consist of:

•	interest income earned on assets on the balance sheet, including but not limited to Secured Loans, net of related funding costs and interest payments, and
•	fee income generated from origination and servicing of Secured Loans.

We are building our strategy and long-term growth initiatives upon these fundamental factors:

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

During the third quarter, the Company increased its marketing activity and met with a number of prospects. We anticipate minimal revenue and losses from continuing operations for the remainder of 2023.

We continue to explore other strategic options to maximize stockholder value. Potential strategic alternatives that may be evaluated include, but are not limited to, an acquisition, merger, business combination, in-licensing, start-up of new business or other strategic initiatives. There can be no assurance that this process will result in any transaction or other initiatives.

Recent Developments

On August 4, 2023 we changed our name from “Insignia Systems, Inc.” and reincorporated from Minnesota to Delaware. As part of the name change, our common stock now trades under the symbol “LDWY” on The Nasdaq Stock Market LLC.

On August 3, 2023, we sold certain assets and certain liabilities relating to our former business of providing in-store advertising solutions to brands, retailers, shopper marketing agencies and brokerages (the “In-Store Marketing Business”) for a sale price of $3.5 million to TIMIBO LLC, an affiliate of Park Printing, Inc. (the “Buyer”), under an Asset Purchase Agreement dated May 24, 2023 (the “Purchase Agreement”). The Company retained accounts receivable, as well as all cash, cash equivalents and marketable securities. The cash consideration for the sale was subject to a post-closing adjustment that depended on the net balance of (i) cash received by the Company for programs that remained unexecuted as of August 3, 2023, minus (ii) the payments made by the Company to vendors for unexecuted programs. The final purchase adjustment for the net balance was to reduce the cash consideration by $1.5 million, with the Company retaining an equal amount of cash that had been received for unexecuted programs. Under the Purchase Agreement, $200,000 was escrowed for a twelve month period for any future claims, as defined in the Purchase Agreement by the Buyer against the Company.

We also incurred transaction-related severance and other separation benefits in connection with the termination of certain of our officers and employees of approximately $1,416,000, $490,000 of which was attributed to the sale of the In-Store Marketing Business, as well as retention award payouts totaling $343,000 and employee bonuses totaling $164,000, each of which were recorded as expense in the three months ended September 30, 2023. The sum of transaction-related severance, retention awards and bonuses was $1,923,000, of which $974,000 was recorded in continuing operations and $949,000 was recorded in discontinued operations in the three months ended September 30,2023.

Business Overview

Summary of Financial Results

For the three and nine months ended September 30, 2023, continuing operations, the Lending Business, had no revenue.

During the nine months ended September 30, 2023, cash and cash equivalents and restricted cash increased by $515,000 from $14,524,000 at December 31, 2022, to $15,039,000 at September 30, 2023. The increase was primarily driven by collections of accounts receivable from discontinuing the In-Store Marketing Business, as well as proceeds from the sale of the In-Store Marketing Business. We had no debt at September 30, 2023. Working capital increased $2,513,000 from $13,379,000 at December 31, 2022 to $15,892,000 at September 30, 2023.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our continuing operations in our condensed consolidated statements of operations and the percentage change year-over-year. The Company had no revenue from continuing operations.

	Three Months Ended September 30		Increase (decrease) from 2022 to 2023
	2023	2022	Amount	Percent
Operating expenses:
Sales and marketing	$69,000	$-	$69,000	100.0%
General and administrative	1,564,000	488,000	1,076,000	220.5%
Total operating expenses	1,633,000	488,000	1,145,000	234.6%
Operating loss	(1,633,000)	(488,000)	(1,145,000)	234.6%
Interest income	111,000	55,000	56,000	101.8%
Loss from continuing operations before income taxes	(1,522,000)	(433,000)	(1,089,000)	251.5%
Income tax (benefit) expense	(11,000)	1,000	(12,000)	(1200.0)%
Net Loss from continuing operations	$(1,511,000)	$(434,000)	$(1,077,000)	248.2%

	Nine Months Ended September 30		Increase (decrease) from 2022 to 2023
	2023	2022	Amount	Percent
Operating expenses:
Sales and marketing	$134,000	$-	$134,000	100.0%
General and administrative	2,849,000	1,663,000	1,186,000	71.3%
Total operating expenses	2,983,000	1,663,000	1,320,000	79.4%
Operating loss	(2,983,000)	(1,663,000)	(1,320,000)	79.4%
Interest income	325,000	55,000	270,000	490.9%
Loss from continuing operations before income taxes	(2,658,000)	(1,608,000)	(1,050,000)	65.3%
Income tax (benefit) expense	(4,000)	5,000	(9,000)	(180.0)%
Net Loss from continuing operations	$(2,654,000)	$(1,613,000)	$(1,041,000)	64.5%

Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

Operating Expenses

Sales and Marketing. Sales and marketing expenses for the three and nine months ended September 30, 2023 were $69,000 and $134,000, consisting of a portion of our CEO’s compensation, as well as website and public relations costs. There was no comparable expense for the three and nine months ended September 30, 2022.

General and administrative. General and administrative expenses for the three months ended September 30, 2023 increased 220.5% to $1,564,000 compared to $488,000 for the three months ended September 30, 2022. The increase was primarily due to transaction-related severance and other separation benefits amounting to $926,000 in connection with the termination of Kristine Glancy, our previous CEO. General and administrative expenses for the nine months ended September 30, 2023 increased 71.3% to $2,849,000 compared to $1,663,000 for the nine months ended September 30, 2022. The increase was primarily due to transaction-related severance and other separation benefits in connection with the termination of Kristine Glancy, mentioned above, in addition to the comparison of reduced expense in 2022 from the Director Deferred Compensation Plan due to a reduction in our share price during the nine months ended September 30, 2022. We are working with all our vendors and service providers to reduce certain expenses going forward.

Interest Income. Interest income for the three months ended September 30, 2023 was $111,000 compared to $55,000 for the three months ended September 30, 2022. Interest income for the nine months ended September 30, 2023 was $325,000 compared to $55,000 for the nine months ended September 30, 2022. Interest income in 2023 increased over 2022 primarily due to higher invested balances, which included the net proceeds from litigation of $12 million received in July 2022 and the higher interest rates available on investment in short-term treasury bills and interest-bearing savings.

Income Taxes. For the three and nine months ended September 30, 2023 the Company recorded income tax (benefit) of $(11,000) and $(4,000) respectively, or 0.6% and 0.1% of loss from continuing operations before income before taxes, respectively. For the three and nine months ended September 30, 2022 the Company recorded income tax expense of $1,000 and $5,000 respectively, or (0.2)% and (0.3)% of loss from continuing operations before income before taxes, respectively. The income tax expense (benefit) for the three and nine months ended September 30, 2023 and 2022 comprises federal and state income taxes. The primary differences between the Company’s September 30, 2023 and 2022 effective tax rates and the statutory federal rate are state income taxes and  changes in the Company’s valuation allowance against its deferred tax assets.

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

As of September 30, 2023, and December 31, 2022, the Company had unrecognized tax benefits totaling $41,000 and $53,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $41,000.

At December 31, 2022, the Company had Federal net operating loss (NOL) to carry forward of approximately $2,900,000. As of September 30, 2023, the Company estimates remaining Federal NOL carryforwards to be approximately $1,390,000. Federal NOL utilization is limited to 80% of estimated taxable income. The estimated NOL carry forward will be adjusted at year end for actual results.

Net Loss from Continuing Operations. For the reasons stated above, net loss from continuing operations for the three months ended September 30, 2023 was $1,511,000 and net loss from continuing operations for the nine months ended September 30, 2023 was $2,654,000, compared to net loss from continuing operations of $434,000 and $1,613,000, respectively, for the three and nine months ending September 30, 2022. As we seek to grow our Lending Business, we anticipate minimal revenue and losses from continuing operations for the remainder of the year.

Liquidity and Capital Resources

We have historically financed our operations with proceeds from stock sales and sales of our services and products, subject to occasional supplemental proceeds from the settlement of litigation. The sale of the In-Store Marketing Business on August 3, 2023 generated approximately $1.6 million of cash, directly from the buyer. At September 30, 2023, working capital (current assets less current liabilities) was $15,892,000, compared to $13,379,000 at December 31, 2022. During the nine months ended September 30, 2023, cash and cash equivalents and restricted cash increased $515,000 from $14,524,000 at December 31, 2022 to $15,039,000 at September 30, 2023.

Operating Activities. Net cash used in continuing operating activities during the nine months ended September 30, 2023, was $2,325,000. Net income of $2,738,000, less income from discontinued operations of $2,422,000, less the gain from the sale of discontinued operations of $2,970,000, plus non-cash adjustments of $46,000, plus changes in operating assets and liabilities of $283,000, resulted in the $2,325,000 of cash used in operating activities. The non-cash adjustments consisted of depreciation expense and stock-based compensation expense. The largest component of the change in operating assets and liabilities was accrued liabilities, which increased $630,000 from December 31, 2022. The increase was primarily due to the $650,000 of severance related payments that remains to be paid to the Company’s prior CEO, Ms. Glancy.

Investing Activities. Net cash provided by investing activities from continuing operations during the nine months ended September 30, 2023 was $1,557,000, which was due to the proceeds from the sale of our In-Store Marketing Business.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2023 was $428,000, which related to cash used for the repurchase of common stock, partially offset by proceeds from the issuance of shares per the Director Deferred Compensation Plan for two former non-employee directors.

Cash and cash equivalents plus restricted cash at September 30, 2023 were $15.0 million. The Company believes that based upon current business conditions and plans, its cash and cash equivalents balances will be sufficient for its cash requirements for at least the next 12 months.

On August 28, 2023, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s common stock. The plan allows the purchases to be made in the open market or in privately negotiated transactions. The plan does not obligate the Company to repurchase any particular number of shares and may be suspended anytime at the Company’s discretion. In the three months ended September 30, 2023, the Company repurchased 75,345 shares at a total cost of $437,000.

As the Company grows its Lending Business, we may be required to finance this process through equity offerings or debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide. If we are unable to raise additional funds when needed we may not be able to grow our Lending Business, or complete transactions related to the strategic alternatives process.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q, in the Company’s other SEC filings, in press releases and in oral statements to stockholders and securities analysts that are not statements of historical or current facts are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “likely,” “may,” “plan,” “project,” “will” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance and cash generated by operations will provide adequate liquidity and capital resources for at least the next twelve months; and (ii) our belief that we will reduce certain expenses going forward. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: Forward-looking statements involve known and unknown risks, uncertainties and other factors, including: (1) the availability of strategic alternatives on acceptable terms, if at all, (2) the limited history of our Lending Business, (3) the substantial risk of loss associated with lending generally, (4) market conditions that may restrict or delay appropriate or desirable Lending Business opportunities, (5) our ability to develop and maintain necessary processes and controls relating to our Lending Business (6) reliance on one or a small number of employees, (7) potential adverse classifications of our Company if we are unsuccessful in executing our business plan, (8) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s business generally; and (9) our ability to attract and retain highly qualified managerial, operational and sales personnel. Our risks and uncertainties also include, but are not limited to, the risks presented in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q, and any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and its principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2023 were effective.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the third quarter of 2023 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

Item 1A. Risk Factors

Except as set forth below there have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

RISKS RELATING TO OUR BUSINESS

Our new lending business has limited history.

Our Non-Bank Lending business (our “Lending Business”) is recently formed and has no operating history and has generated no revenues through September 30, 2023. This lack of operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter. There is no assurance that we can generate significant revenues in the non-bank lending marketplace, and even if revenues are generated there is no assurance that we can earn a profit from this new business. Because our Lending Business’s activities are in a very early stage, we can neither predict all potential risks nor assess the potential effects of those risks on our Lending Business’s, operating results, and financial condition or how much any factor, or combination of factors, could have an adverse effect on our business, results of operations and financial condition.

Non-bank lending involves a substantial risk of loss.

Our Lending Business intends to assume the ultimate credit risk of borrower defaults on its future planned loan assets, and our Lending Business’s earnings, which come from net interest income and fees on those assets, depend significantly on their performance. Widespread and sustained repayment shortfalls on loans in our Lending Business’s portfolio could result in losses, particularly if the value of the available collateral does not cover our Lending Business’s exposure, and could materially and adversely affect our Lending Business’s, operations, operating results, financial condition, liquidity, or capital levels.

RISKS RELATING TO ECONOMY AND MARKET CONDITIONS

Market conditions may restrict or delay desirable non-bank lending opportunities.

Our Lending Business’s operating results, financial condition, and capital levels may be materially and adversely affected by external factors that may affect the price or marketability of our Lending Business’s planned products and services or our Lending Business’s ability to offer its products and services, including, but not limited to:

•	disruptions in the debt or equity capital markets;
•	competitive pressures in our Lending Business’s loan;
•	changes in interest rates that may increase our Lending Business’s funding costs; and
•	market or customer perception of our Lending Business’s reputation.

OPERATIONAL RISKS

Our Lending Business and related operations require development of new processes and controls.

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

Any of the foregoing could have an adverse effect on our ability to conduct our Lending Business, and our results of operations and financial condition.

The success of our Lending Business initially will depend on one or a small number of employees.

Our Lending Business will rely on its employee’s breadth and depth of knowledge of lending businesses and related industries to run its planned business operations successfully. If our Lending Business cannot retain and attract motivated and qualified employees or does not have adequate human capital to achieve its business objectives, our Lending Business’s performance, operations, financial condition, or reputation could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On August 28, 2023, the Company announced that its Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s common stock. The Company may purchase shares of its common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Open market repurchases may be affected pursuant to Rule 10b5-1 trading plans. The manner, timing, number and prices of shares purchased under the authorization will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. The authorization does not obligate the Company to acquire any particular amount of its common stock or to acquire shares on any particular timetable and may be suspended or discontinued at any time at the Company’s discretion.

Repurchase activity for the three months ended September 30, 2023 (excluding fees associated with the repurchases of approximately $1,000), was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares purchased under the plans or programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1 - 31, 2023	-	$-	-	$-	400,000
August 1 - 31, 2023	66,108	5.76	66,108	380,782	333,892
September 1 - 30, 2023	9,237	5.94	9,237	54,868	324,655
	75,345		75,345	435,650

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference to/Method of Filing

2.1*	Asset Purchase Agreement dated May 24, 2023	Exhibit 2.1 to Current Report filed May 25, 2023

3.1	Certificate of Incorporation	Exhibit 3.1 to Current Report filed August 9, 2023

3.2	Bylaws	Exhibit 3.2 to Current Report filed August 9, 2023

10.1†‡	Letter Agreement with Kristine A. Glancy dated July 13, 2023	Exhibit 10.1 to Current Report filed July 19, 2023

10.2†	Letter Agreement with Zackery A. Weber dated August 4, 2023	Exhibit 10.1 to Current Report filed August 9, 2023

31.1	Certification of Principal Executive Officer	Filed Electronically

31.2	Certification of Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certification	Furnished Electronically

101

The following materials from Lendway, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in inline XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Stockholders Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

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

LENDWAY, INC.
(Registrant)

Dated: November 14, 2023	/s/ Randy D. Uglem
Randy D. Uglem
President and Chief Executive Officer
(on behalf of registrant)

Dated: November 14, 2023	/s/ Zackery A. Weber
Zackery A. Weber
Vice President of Finance
(principal financial and accounting officer)