Form 10-K
period 2023-12-31
LENDWAY, INC.
filed 2024-04-01
CIK 875355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023	Commission File Number 001-13471

LENDWAY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1656308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was approximately $4,692,000 based upon the price of the registrant’s Common Stock on such date.

Number of shares outstanding of Common Stock, $0.01 par value, as of March 27, 2024 was 1,742,599.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART I.

Item 1. Business

General

This Annual Report on Form 10-K is being filed by the registrant, Lendway, Inc. (“Lendway,” “we,” “us,” “our” and the “Company”), a Delaware corporation. Effective August 4, 2023, we changed our name from “Insignia Systems, Inc.” and reincorporated from Minnesota to Delaware. As part of the name change, our common stock now trades under the symbol “LDWY” on The Nasdaq Stock Market LLC.

The Company has evolved into a specialty agricultural (“ag”) and finance company focused on making and managing its ag investments in the United States (“U.S.”) and internationally.  The Company is the majority owner of Bloomia B.V. and its affiliated entities, representing a significant producer of fresh cut tulips (“stems”) in the U.S.  The Company also fully owns and operates FarmlandCredit.com, a non-bank lending business that seeks to purchase existing loans and/or originate and fund new loans domestically.  During the past twelve months, the Company took three major steps in its evolution.

The Company is building a scalable non-bank lending business (“Lending Business”) to purchase existing loans or originate and fund new loans, all of which will be secured by collateral. Initially, we intend to focus on loans secured by real estate, primarily for agricultural purposes. We expect to expand our product offerings over time as we identify needs and opportunities in the marketplace for loans generally. Our plan, therefore, is to build a portfolio of well-secured loans, with a portion of the credit risk being participated to third parties in most cases, to maintain a low net loss experience and to charge fully compensatory rates and fees.

On August 3, 2023, the Company completed the sale of certain assets and certain liabilities relating to the Company’s legacy business of providing in-store advertising solutions to brands, retailers, shopper marketing agencies and brokerages (the “In-Store Marketing Business”) for a price of $3.5 million, subject to escrows and a post-closing adjustment.

The operations of the In-Store Marketing Business are presented as discontinued operations beginning with the Quarterly Report on Form 10-Q for the three months ended September 30, 2023, the quarter in which the sale of the In-Store Marketing Business met the criteria as discontinued operations. All previous periods presented have been restated to present the In-Store Marketing Business as discontinued operations. See Note 2 to the Consolidated Financial Statements appearing in Part II, Item 8, of this Annual Report on Form 10-K for a further description of the impact of the sale of the In-Store Marketing Business on the consolidated financial statements.

On February 22, 2024, the Company acquired Bloomia B.V. (“Bloomia”) for a price of $47.5 million financed with Company cash, a new credit facility and promissory notes payable to the sellers.  Bloomia is one of the largest producers of fresh cut tulips in the United States, nurturing over 75 million stems annually. Bloomia purchases tulip bulbs, hydroponically grows tulips from the bulbs, and sells the stems to retail stores. The Company’s primary focus in the near-term will be on the Bloomia business.

Our internet address is www.lendway.com. We make all reports we file with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and amendments to those reports, if any, available free of charge on its website, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to the SEC. Our website is not incorporated by reference into this Annual Report on Form 10-K. Copies of reports can also be obtained free of charge by requesting them from Lendway, Inc. Our mailing address is 5000 West 36th Street, Suite 220, Minneapolis, MN 55416; telephone 763-392-6200.

Recent Acquisitions

On February 22, 2024, we completed the acquisition of Bloomia B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under the laws of the Netherlands (“Bloomia”). The Acquisition was completed through Tulp 24.1, LLC, a Delaware limited liability company ( “Tulp 24.1”) and Tulipa Acquisitie Holding B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under the laws of the Netherlands and a wholly owned subsidiary of Tulp 24.1 ( “Tulipa”, together with Tulp 24.1, the “Purchasers”), pursuant to an Agreement for the Sale and Purchase of Shares (the “Purchase Agreement”) by and among Tulp 24.1, Tulipa, Botman Bloembollen B.V. (“Botman”), W.F. Jansen, who has continued to serve as chief executive officer of Bloomia (“Jansen”), and H.J. Strengers (“Strengers”, together with Botman and Jansen, the “Sellers”) and Lendway, as the Guarantor. Following the Acquisition, Tulp 24.1 became the holder of 100% of the ownership interests of Bloomia. As a result of the acquisition, Lendway holds an 81.4% ownership interest in Tulp 24.1 and Jansen owns the remaining 18.6% ownership interest.

We acquired Bloomia for $47.5 million. The acquisition price was paid with $9.2 million of the Company’s cash, $22.8 million of proceeds from a new credit agreement, and promissory notes payable to the sellers totaling $15.5 million.

We entered into a revolving credit and term loan agreement (the “Credit Agreement”), together with Tulp 24.1 as the borrower.  Under the terms of the Credit Agreement, Tulp 24.1 had an $18.0 million term loan funded. The Credit Agreement also contains a $6.0 million revolving credit facility, which may be used by Tulp 24.1 for general business purposes and working capital.  The Credit Agreement contains ongoing affirmative and negative covenants that Tulp 24.1 is required to comply with.  The Company provided an unsecured guaranty of the obligations of Tulp 24.1 under the Credit Agreement.

The Company acquired Farmland Credit, Inc., a Minnesota corporation (“FCI”), and FCI’s subsidiaries, Farmland Credit FR, LLC and Farmland Credit AV, LLC for a nominal amount from a related party, Air T, Inc., a member of the group that holds 38.9% of Lendway’s outstanding shares. This transaction was part of starting the non-bank lending business discussed below.

The following summarizes the current entity structure of the Company:

Segments

With the February 2024 acquisition of Bloomia, we operate in two industry segments:

•	Specialty Ag, consisting of the Bloomia business

•	Non-bank Lending, consisting of the Lending Business

Specialty Ag

Our Specialty Ag segment consists of Bloomia’s operations. Bloomia was founded in the Netherlands and has grown to become a leader in the fresh cut tulip industry in the U.S. Bloomia nurtured over 75 million stems annually in 2023 and 2022. Bloomia operates from three strategically positioned locations in the United States, the Netherlands and South Africa, and also has a 30% interest in a greenhouse business in Chile.

Bloomia operates greenhouses to hydroponically grow tulips at its United States and South Africa locations. Bloomia has invested in automation in its U.S. greenhouse in recent years that has increased production efficiency. Bloomia has historically sourced tulip bulbs from producers in the Netherlands, Chile, and New Zealand, which provides for year-round supply. Bulbs from the Southern Hemisphere are generally used from the end of August to early December, with the Northern Hemisphere produced bulbs used the remainder of the year.

Bloomia has established business relationships with prominent retailers. A small number of mass-market retailers in the U.S. have historically accounted for more than 99% of Bloomia’s total annual sales. Revenues are mainly generated on the East Coast, leaving potential for growth on the West Coast. Bloomia aims to offer premium tulip stems, the result of sourcing larger bulbs, that have a longer shelf life than imported stems. Growing bulbs domestically also allows for higher margins because the freight costs for importing bulbs by sea have been substantially less than the costs associated with importing stems by air.

In the Netherlands, Bloomia’s office facilitates the sourcing of bulbs, conditioning to prepare bulbs for planting, and shipping of bulbs to its United States and South Africa facilities.

In South Africa, Bloomia’s wholly owned subsidiary operates a greenhouse that has produced an average of approximately 3.5 million tulip stems per year over the last five years. The facility is capable of growing tulips hydroponically year-round.

In Chile, Bloomia has a minority ownership interest in Araucania Flowers S.A. (“Araucania”). The operation grows tulips hydroponically year-round. Its growing and production complex consists of about 8,600 square feet of greenhouse, 7,000 cubic feet of cold storage, and more than 2,400 square feet of processing space. Araucania traditionally sells to retailers located in Chile, Bolivia, and Peru.

Customers

Bloomia has well established customer relationships. In the U.S., Bloomia sells stems to some of the largest mass-market retailers.  During 2023, Bloomia had approximately 15 customers in the U.S. Of those customers, three individually represented greater than 10% of Bloomia’s revenue, accounting for 37.7%, 16.2%, and 10.4% of its U.S. revenue during the 12 months ended December 31, 2023.

Industry

The estimated market for cut flowers in the United States for 2023 is approximately $8 billion, of which approximately 80% is imported and around 20% is produced within the U.S. Of overall cut flowers sales, approximately 15% is represented by tulip stems.  Bloomia believes it has a market share of approximately 20% of the cut tulips grown in the U.S. Barriers to entry are considered high due to the need for high volumes and efficient operations to generate significant profitability.

Seasonality

In the U.S., the tulip industry has historically been highly seasonal due to peak demand between January to May, supported by the Valentine’s Day, Easter, and Mother’s Day holidays, and also because of the tulip bulbs’ growing season in traditional sourcing areas. The tulip market is growing outside of the peak season, as demand increases for other events such as birthdays and weddings. As one of only a few tulip producers in the U.S. with sourcing of bulbs from the Southern Hemisphere, we believe Bloomia is well positioned to fill this growing demand.

Competition

Bloomia competes with both local (U.S.) producers and foreign producers who import cut tulips, primarily from the Netherlands. Bloomia has carved out a strong competitive position amongst U.S. growers by developing unique infrastructure through the combination of hydroponics and an integrated supply chain. Growing tulips in a greenhouse using hydroponics enables year-round production and requires less water and nutrients to grow the stems, and results in tulips that are better quality and have a longer shelf life. By sourcing tulip bulbs from both the Netherlands and the Southern Hemisphere, Bloomia is able to offer quality fresh cut tulips year-round, meeting unmet demand.

Supply Chain

The supply chain steps for U.S. operations are detailed below:

Step 1: Procure bulbs: Purchase bulbs from established suppliers in the Netherlands or Southern Hemisphere.

Step 2: Buffer storage: Bulbs kept in cooled storage in the Netherlands.

Step 3: Shipping to U.S.: Bulbs are shipped via ocean containers.

Step 4: Rooting: Bulbs are prepared for growing.

Step 5: Growing: Bulbs are moved into the greenhouse.

Step 6: Harvesting: Tulips are cut and wrapped.

Step 7: Storage: Stems are stored in a cooled warehouse to prevent spoilage.

Step 8: Transport: Stems are transported to retailer’s distribution centers.

Step 9: Sales: Consumer sales at mass-market retailers.

During 2023 Bloomia sourced bulbs to grow around 75 million stems. The Netherlands has around 1,500 bulb suppliers, who jointly export over 2.5 billion tulip bulbs each year. Over the past five years, Bloomia has sourced from the 10 largest producers, 20 medium-sized producers, as well as from smaller producers.

The Netherlands’ large-scale production of tulip bulbs has created an efficient marketplace for Bloomia to source bulbs. The large majority of Bloomia’s contracts for purchase of bulbs from growers in the Netherlands are short term; however, Bloomia has a long history with most of its suppliers. Bulb contracts obligate Bloomia only to buy an agreed upon volume of bulbs; bulb price is established through market pricing.

To help facilitate year-round growing, Bloomia has routinely sourced bulbs from Chile and more recently began sourcing bulbs from New Zealand. Chile and New Zealand are currently the only countries in the Southern Hemisphere with bulb production at volume. By sourcing bulbs from around the world, Bloomia has bulbs that are ready for planting year-round, limiting its reliance on importing stems.  Year-round production results in Bloomia being less exposed to higher logistics costs that result from importing stems.

Bloomia has also made investments to automate its greenhouse.  The automation of the greenhouse allows Bloomia to:

•	scale production faster if needed to meet demand;

•	increase greenhouse efficiency resulting in higher margins, and;

•	reduce its dependence on seasonal labor.

Bloomia and its customers conduct regular purchase planning meetings, enabling Bloomia to fine-tune its planning for delivery volume and timing. Bloomia is also a member of three trade associations; providing import/export logistics support, marketing support, and support for conducting business with wholesalers.

Non-Bank Lending Segment

We are building a scalable Lending Business to purchase existing loans or originate and fund new loans, all of which will be secured by collateral (individually or collectively, “Secured Loans”). In April 2023, we launched our Lending Business, through the hiring of a Senior Vice President of Lending with over 20 years of experience in credit and lending.

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

We are building our strategy and long-term growth initiatives through development of customized niche products to support identified customer needs and opportunities in the marketplace, and effective funding structures to maximize returns.

Competition

We face competition from other entities that originate, purchase, securitize, or provide financing for Secured Loans. These entities include commercial and investment banks, insurance companies, Farm Credit System institutions, and financial funds.

We plan to compete through development of niche products and effective fundings structures, while controlling overhead costs. The relative competitiveness and our ability to grow loan volume will be affected by many factors, including demand for the lending products we offer, availability of capital, and liquidity and cost of funds from third-party funding sources.

Activity to Date

The Company met with a number of prospects for loan originations and/or purchases since the start of the lending business.  Deals were negotiated, but ultimately did not close. With the Company’s decision to allocate capital to the Bloomia acquisition, capital available for the lending business will be significantly constrained in the near term. Accordingly, we anticipate minimal revenue and operating losses from the lending business during the remainder of 2024.

Intellectual Property:  Patents and Trademarks

Bloomia holds a trademark on its name and logo.  Certain employees are required to enter into nondisclosure and invention assignment agreements. Customers, vendors and other third parties also must agree to nondisclosure restrictions to prevent unauthorized disclosure of the Company’s trade secrets or other confidential or proprietary information.

Environmental Matters

We believe our operations follow all applicable environmental regulations within the jurisdictions in which we operate. The costs and effects of compliance with these regulations have not been and are not expected to become material.

Importers of cut flowers air ship stems to the U.S., while Bloomia ships bulbs via sea containers. Bloomia’s business model (shipping bulbs for local production) lowers its carbon footprint compared to importers of cut flowers. Hydroponic farming method is free of pesticides, requires less water and has fewer diseases, and requires substantially fewer import shipments.

Governmental Regulation

The Company and its subsidiaries are subject to regulation by various governmental agencies.  Bloomia has an import permit from the USDA for shipments of tulip bulbs. For import of bulbs from the Netherlands to the U.S., Bloomia participates in a pre-clearance program with the USDA where the climate-controlled tulip bulb shipments are inspected in the Netherlands, and the containers are sealed in the Netherlands. While there is a process for random inspection by the USDA once the shipment arrives on U.S. shores, receiving of the shipment is generally expedited. Chile has a similar process through the USDA. The European Union regulations may impact aspects of the growing of tulip bulbs in the Netherlands. Farmland Credit FR, LLC has a money broker’s license in North Dakota.

Employee and Human Capital Resources

As of March 1, 2024, the Company and its subsidiaries had 156 employees, of which 5 were part-time employees. None of the employees are represented by labor unions. During 2023, approximately 50% of our hourly workers were hired for seasonal support during January through the end of May. As of March 1, 2024, 54 employees were seasonal. We employ temporary foreign agricultural workers (H2A employees).

We regard our relationship with our employees as favorable. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incenting, and integrating our employees. Our human capital department also requests quarterly feedback through surveys and focus groups to continuously improve the workplace and employee relations. As it relates to our employees:

Oversight and Management

Our executive officers are tasked with leading our organization and managing employment-related matters, including recruiting, hiring, onboarding, training, compensation planning, talent management and development. We are committed to providing team members with the training and resources necessary to continually strengthen their skills both inside and outside the workplace. In 2023, Bloomia added to its Human Capital and Human Resources team, to take on initiatives such as employee wellness programs and continuing education.

Our executive team is responsible for periodically reviewing team member programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices. Management periodically reports to the Board regarding our human capital measures and results that guide how we attract, retain, and develop a workforce to enable our business strategies.

Workplace Safety and Health

A vital part of our business is providing our workforce with a safe, healthy, and sustainable working environment. We focus on implementing change through workforce observation and feedback channels to recognize risk and continuously improve our processes. Our team continues to also focus on improving our educational materials for employees to be informed of the best safety practices based on OSHA guidelines and workplace observations.

Item 1A.  Risk Factors

Our business is subject to many risks. The following are significant factors known to us that could materially adversely affect our business, reputation, operating results, industry, financial position, or future financial performance.

RISKS RELATING TO OUR BUSINESS AND OPERATIONS

We face competition and cannot guarantee our continued ability to compete effectively.

Our Bloomia business competes against other providers of cut tulips and other participants in the broader cut floral industry. Competition is based on, among other things, price, quality, product perception and ability to fulfill orders, particularly during seasonal peaks. We face direct competition from other growers as well as indirect competition through retailers who are supplied by our competitors, including on-line flower delivery websites.  If competitors succeed in diverting business from our current customers or capturing a greater share of the overall market for cut tulips or cut flowers generally, Bloomia’s revenues and related operations would be adversely affected, potentially materially.

Our revenue is highly concentrated among a small number of customers.

During calendar 2023, three customers accounted for approximately 64.3% of Bloomia’s revenue. Although those customers have a history of purchasing fresh-cut tulips from Bloomia, there are no long-term purchase commitments. If one or more of Bloomia’s traditional customers significantly reduces or ceases purchasing fresh-cut tulips from Bloomia, then Bloomia could experience a significant decrease in revenue. Bloomia has historically had a high retention rate, with the majority of our significant customers having business relationships in excess of five years.

We may be unable to prevent our competitors from benefiting from the expertise of our former executives.

In connection with the acquisition of Bloomia, we entered into non-compete agreements with its former owners.  These agreements prohibit the former owners from competing with Bloomia’s business for a three-year period from the February 22, 2024 acquisition date.  We may be unable to enforce these agreements under the laws of the jurisdictions in which our business operates and it may be difficult for us to restrict our competitors from benefiting from the expertise that our former owners developed while working for us. If we cannot demonstrate that such interests will be harmed, we may be unable to prevent our competitors from benefiting from the expertise of our former owners and our ability to remain competitive may be diminished.

RISKS RELATING TO ECONOMY AND MARKET CONDITIONS

We are subject to changes in interest rates.

The majority of our debt carries floating interest rates and is subject to interest rate fluctuations. Borrowings under the Credit Agreement bear interest at a rate per annum equal to Term SOFR for an interest period of one month plus 3.0%. Changes in interest rates are caused by a number of factors beyond our control. If the SOFR interest rate increases significantly, our interest expense and cash paid for interest will increase, and our ability to obtain additional financing may decrease, which may materially adversely affect our operations.

Our net sales and earnings have been and could continue to be adversely affected by economic conditions and outlook in the markets in which we conduct business.

Adverse economic conditions and outlook in the U.S. and in other countries in which we conduct business, such as South Africa and South America, have previously and could in the future impact our net sales and earnings. These adverse economic conditions could include, but are not limited to, business closures, slowdowns, suspensions or delays of production and commercial activity; recessionary conditions; slow or negative economic growth rates; reduced consumer spending levels; increased or prolonged high unemployment rates; higher costs, longer lead times, and reduced availability of commodities, components, parts, and accessories, including as a result of transportation-related costs, inflation, changing prices, foreign currency fluctuations, tariffs, and/or duties; inflationary or deflationary pressures; reduced infrastructure spending; the impact of U.S. federal debt, state debt, and sovereign debt defaults and austerity measures by certain European countries; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; government shutdowns; and general economic and political conditions and expectations. Fresh cut tulips are something of a discretionary purchase and consumers may reduce purchases of tulips in slower economic times. In the past, some of these factors have caused and may continue to cause customers to reduce spending and delay or forego purchases of our products, which has had an adverse effect on our net sales and earnings.

STRATEGIC RISKS

Our company’s results are highly dependent on Bloomia’s success.

Although we intend to continue to develop our non-bank lending business, we have committed a substantial portion of our capital to the acquisition and growth of Bloomia’s business. With this lack of diversification, for at least the near term, our cash flow and ability to service our debt is highly dependent on the performance of the Bloomia business. Risks inherent in the Bloomia business are discussed in this section.

Failure to successfully manage the recently acquired Bloomia business and other future acquisitions could adversely affect our business.

As part of our strategy to develop our specialty ag and finance strategy, we recently acquired Bloomia, and may make additional acquisitions in the future. We cannot be certain that the businesses we acquire will become profitable or remain so. Our management and integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies and finance. These efforts result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects. Factors that will affect the success of our acquisitions include:

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies,

•	our ability or inability to integrate information technology systems of acquired companies in a secure and reliable manner,

•	any decrease in customer loyalty and product orders caused by dissatisfaction with the Company’s product lines and sales and marketing practices, including price increases,

•	our ability to retain key employees, and

•	ability to generate adequate cash flow to service the debt incurred for the acquisitions.

These effects, individually or in the aggregate, could cause a deterioration of our credit and result in increased borrowing costs and interest expense.

We may not generate enough cash or secure enough capital to execute our business plans.

As we develop and grow our businesses, we may be required to finance this process through equity offerings or additional debt financings. To the extent that we raise additional capital through the sale of equity or debt financing, the ownership interest of our stockholders would be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide.  If we are unable to raise additional funds when needed we may not be able to grow our businesses, or complete transactions related to our strategy.

OPERATIONAL RISKS

Restrictions in the Credit Agreement, could adversely affect the Bloomia business, financial condition, and results of operations.

The obligations under the Credit Agreement are secured by substantially all of the personal property assets of Tulp 24.1 and its subsidiaries. The Company provided an unsecured guaranty of the obligations of Tulp 24.1 under the Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that restrict the ability of Tulp 24.1 and its subsidiaries to incur additional indebtedness, dispose of significant assets, make distributions or pay dividends to the Company, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions or grant liens on its assets, subject to certain limitations.

The provisions of the Company’s credit agreement or other debt instruments may restrict its ability to obtain additional financing and pursue attractive business opportunities and its flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the Company’s credit agreement, any future credit facility or other debt instruments could result in a default or an event of default that could enable its lenders or other debt holders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment obligations of Tulp 24.1 or the Company under the Credit Agreement are accelerated, its assets may be insufficient to repay such debt in full. These factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Credit Agreement restricts Tulp 24.1’s ability to make distributions to Lendway.

Under terms of the Credit Agreement, the Bloomia business is permitted to pay a management fee of $60,000 monthly to Lendway, but generally is not permitted to make distributions to its members, including Lendway. This may constrain cash available to Lendway for corporate expenses and expenses of the Lending Business. This constraint significantly limits the capital available for the Lending Business, for which we anticipate minimal revenue and losses during the remainder of 2024. The restriction on distributions will also limit our ability to fund additional strategic acquisitions using capital we have contributed to the Bloomia business.

The Company’s success depends on its key personnel.

The Company’s business results depend largely upon the continued contributions of our CEO Randy Uglem, as it relates to the Lending Business, and Bloomia’s CEO Werner Jansen as it relates to the tulip business.  If Mr. Uglem or Mr. Jansen no longer serves in (or serves in some lesser capacity than) their current roles, or if the Company loses other members of our management team, we may not be able to successfully execute on our business strategy and our business, financial condition and results of operations, as well as the market price of its securities, could be adversely affected.

If we fail to establish and maintain effective internal control over financial reporting, then we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our common stock.

Company management is responsible for establishing and maintaining effective internal controls designed to provide reasonable assurance regarding the achievement of objectives relating to operations, reporting, and compliance. Any internal control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Given the limited current number of employees, this resource constraint causes challenges in effectively providing appropriate segregation of duties. Because of the inherent limitations in all internal control systems, internal control over business processes and financial reporting may not prevent or detect fraud or misstatements.

We are required, pursuant to Section 404 of the Sarbanes Oxley Act (SOX), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. As a smaller reporting company, the Company is not required to have an attestation from its external auditor on the effectiveness of its internal control over financial reporting and disclosure controls and procedures. With regards to its February 2024 acquisition of Bloomia, the Company intends to elect the provision under SOX to exclude the evaluation of internal control over financial reporting and disclosure controls and procedures for Bloomia for a one-year period after the acquisition date.

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

Bloomia’s international operations involve additional market and operational risks, and failure to manage these risks may adversely affect our business and operating results.

We operate in several countries throughout the world including South Africa, Chile and the Netherlands. Accordingly, we face significant operational risks from doing business internationally, including:

•	fluctuations in foreign currency exchange rates;
•	potentially adverse tax consequences;
•	difficulties in staffing and managing foreign operations;
•	laws and business practices favoring local competition;
•	compliance with a wide variety of complex foreign laws, treaties and regulations;
•	tariffs, trade barriers and other regulatory or contractual limitations on their ability to sell or develop their products in certain foreign markets; and
•	being subject to the laws, regulations and the court systems of many jurisdictions.

Our failure to manage the market and operational risks associated with our international operations effectively could limit the future growth of our business and adversely affect our operating results.

Exchange rate fluctuations between the U.S. dollar and the Euro and other non-U.S. currencies may negatively affect the earnings of our operations.

We report our financial results and most of our revenues are recorded in U.S. dollars. However, most of our tulip bulb costs as well as a portion of our general and administrative expenses, are incurred in euros. As a result, we are exposed to exchange rate risks that may adversely affect our financial results. For example, if the euro appreciates against the U.S. dollar, then the U.S. dollar cost of our operations in the Netherlands would increase and our results of operations would be adversely affected.

From time to time, we engage in currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the fluctuations in the relative values of the U.S. dollar and the euro and other foreign currencies in which we transact business, and may result in a financial loss.

Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation could result in fines, criminal penalties and an adverse effect on our business.

We are committed to doing business in accordance with applicable anti-corruption laws. We are subject, however, to the risk that our affiliated entities or our affiliates’ respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977 and similar anti-bribery laws in non-U.S. jurisdictions, as well as trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, curtailment of operations in certain jurisdictions, and might adversely affect our results of operations. In addition, actual or alleged violations could damage our reputation and ability to do business.

Compliance with employment laws may adversely affect Bloomia’s business.

With the acquisition of Bloomia, we significantly increased the size and scope of our workforce. Various federal and state labor laws govern the relationship with Bloomia’s employees in the United States and impact operating costs. These laws include:

•	employee classification as exempt or non-exempt for overtime and other purposes;
•	minimum wage requirements;
•	unemployment tax rates;
•	workers’ compensation rates;
•	immigration status;
•	mandatory health benefits;
•	paid leaves of absence, including paid sick leave;
•	tax reporting; and
•	other wage and benefit requirements.

Although Bloomia verifies the employment eligibility status of its employees, some of its employees may, without Bloomia’s knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject Bloomia to fines or penalties, and if any of Bloomia’s workers are found to be unauthorized, Bloomia could experience adverse publicity that negatively impacts its brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt Bloomia’s operations, cause temporary increases in its labor costs as it trains new employees and result in additional adverse publicity. Bloomia could also become subject to fines, penalties and other costs related to claims that it did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws.  Failure to fully comply with one or more of these requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

Through Bloomia, we are subject to risks inherent in the operation of an agricultural business.

Our business involves agricultural products with the procuring of tulip bulbs and the growing of tulips. Such business is subject to the risks inherent in the agricultural business, such as insects, plant diseases, government regulations regarding bulb production and similar agricultural risks. We can reduce, but cannot eliminate, the impacts of adverse weather conditions because the significant majority of our tulips are grown in a hydroponic greenhouse.

Tulip bulbs, like any plant, are subject to quality issues and disease, and we could have significant inventory loss or production delays resulting from low quality tulips.  In June of 2023 Bloomia wrote off $900,000 of tulip bulb inventory due to the bulbs not meeting Bloomia’s quality standards.  The bulbs were sourced during the off-season which we believe contributed to the quality issues and subsequent write-off. Additionally, although we coordinate with recurring customers to plan production based on anticipated demand and projections, we may have to write down inventory or recognize a material impairment if our production significantly exceeds customer demand.

Accordingly, any of these factors may have a material adverse effect on our inventory and any future production of tulips and a corresponding adverse effect on our results of operations.

Energy and water price increases could adversely impact our profit margins.

Bloomia’s hydroponic greenhouse cultivation process uses significant energy and water. Certain factors which may impact the availability of energy and water are out of Bloomia’s control including, but not limited to, disruptions resulting from weather, economic conditions, and interruption of energy supply. Significant increases in the cost or access of energy and water, and the failure to fully pass any such increased prices and costs through to our customers or to modify our activities to mitigate the impact, would have an adverse effect on our production results and operating income.

Inclement weather and other disruptions to the transportation network could adversely impact our distribution system and demand for our products.

Bloomia’s operations rely on dependable and efficient transportation services, the disruption of which could result in difficulties supplying materials to Bloomia’s facilities and impair Bloomia’s ability to deliver products to its retail customers in a timely manner. Specifically, our ability to receive shipments of tulip bulbs from Bloomia’s Netherlands or Chilean facilities on a timely basis and to provide efficient distribution of our stems to our retail customers are integral components of our overall business strategy. The volumes handled by, and operating challenges at, ocean ports have at times been volatile and can delay the receipt of tulip bulbs or cause the cost of shipping goods to be more expensive. Additionally, the availability and reliability of truck transportation has been negatively impacted by a number of factors, including limited availability of qualified drivers and equipment and limitations on drivers’ hours of service.  Impairment in our ability to receive timely shipments of tulip bulbs or distribute stems to our retail customers may affect our ability to both maintain core products in inventory and deliver products to customers on a timely basis, which may in turn adversely affect our consolidated results of operations.

TECHNOLOGY AND CYBERSECURITY RISKS

We rely on our management information systems for inventory management, distribution, and other key functions. If our information systems fail to adequately perform these functions, or if we experience an interruption in their operation, our business and operating results could be adversely affected.

The efficient operation of our business is dependent on our management information systems, both internal and outsourced. We rely on our management information systems to, among other things, effectively manage our accounting and financial functions, including maintaining our internal controls, and to manage our procurement, greenhouse, distribution and sales processes. The failure of our management information systems to perform properly could disrupt our business, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, causing our business and operating results to suffer. We also have automated processes in our greenhouse operations, which could be adversely impacted by interruptions in their operations. Although we take steps to secure our management information systems and automated processes, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective and our systems may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, natural or man-made disasters, cyber-attacks, computer viruses, power loss, or other disruptive events. Our reputation, brand, and financial condition could be adversely affected if, as a result of a significant cyber event or otherwise, our operations are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.

RISKS RELATED TO AN INVESTMENT IN OUR COMPANY

Our Results of Operations Have Been and May Be Subject to Significant Fluctuations.

Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a wide variety of factors including:

•	our ability to successfully operate the acquired Bloomia business at the levels of revenue and cash flow planned;
•	inability to close loans;
•	changes in interest rates; and
•	the impact of other strategic activities.

Due to these factors, our quarterly and annual net sales, expenses and results of operations could vary significantly in the future, and this could adversely affect the market price of our common stock.

Investment in Our Stock Could Result in Fluctuating Returns.

During 2023, the sale prices of our common stock as reported by The Nasdaq Stock Market ranged from a low of $4.05 to a high of $9.67. We believe factors such as the fluctuations in our quarterly and annual operating results described above, the market’s acceptance of our services and products, the performance of our business relative to market expectations, the results of our acquired Bloomia business, as well as limited daily trading volume of our stock and general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies.

We may need to raise additional capital, which might not be available or might be available only on terms unfavorable to us or our investors.

 In order to continue to operate and grow our businesses, we will likely need to raise additional capital beyond this current financing round by offering shares of our common or preferred stock and/or other classes of equity. All of these would result in dilution to our existing investors, plus they may include additional rights or terms that may be unfavorable to our existing investor base. We cannot assure you that the necessary funds will be available on a timely basis, on favorable terms, or at all, or that such funds, if raised, would be sufficient. The level and timing of future expenditure will depend on a number of factors, many of which are outside our control. If we are not able to obtain additional capital on acceptable terms, or at all, we may be forced to curtail or abandon our growth plans, which could adversely impact the Company, its business, development, financial condition, operating results or prospects.

We may be required to recognize impairment charges that could materially affect our results of operations.

We assess our intangible assets, and our other long-lived assets as and when required by GAAP to determine whether they are impaired. If they are impaired, we will record appropriate impairment charges. It is possible that we may be required to record significant impairment charges in the future and, if we do so, our results of operations could be materially adversely affected.

Certain significant stockholders of our company may exert a degree of control in a manner that conflicts with the interests of other stockholders.

Current significant holders of shares may have interests that are different than or adverse to our other stockholders. Based on public filings with the SEC, we believe that our largest stockholders and its affiliates hold approximately 38.9% of our issued and outstanding common shares. Based on this share ownership and the simple majority vote of shares present in person or by proxy that is sufficient for the approval of most actions at any stockholders meeting, those stockholders may be able to exercise a certain degree of control over certain matters requiring stockholders’ approval. Those matters include the election of directors, amendment of our articles of association and approval of significant corporate transactions, subject to rules requiring the approval of a special majority among non-interested stockholders in certain situations. This control could have the effect of delaying or preventing a change of control of our Company or changes in management and will make the approval of certain transactions difficult without the support of those significant stockholders, including transactions in which a non-significant stockholder might otherwise receive a premium for its shares over the then-current market price.

We could be deemed to have been a “shell company” after completion of the August 2023 asset sale and, as such, we and our stockholders could be restricted in reliance on certain rules or forms.

We have been focused on the successful startup and growth of our Lending Business since before the sale of assets relating to our former In-Store Marketing Business. Following the recent acquisition of the Bloomia business we have also been focused on managing Bloomia’s operations and growth.  We do not believe that the Company, even after completion of the sale of the In-Store Marketing Business was a “shell company” as described under Rule 405 promulgated under the Securities Act and Rule 12b-2 promulgated under the Exchange Act, which is a company that has: no or nominal operations; and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.

However, a designation as a “shell company” could result in the application of Rule 144(i), which would limit the availability of the exemption from registration provided in Rule 144 for certain shares of Company common stock and could result in certain persons affiliated with the Company being deemed “statutory underwriters under Rule 145(c). Some of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Pursuant to Rule 144, if we were designated a “shell company” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, one year would be required to elapse from the time, we ceased to be a “shell company” and filed a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before our restricted stockholders could resell their holdings in reliance on Rule 144. The Form 10 information or disclosure is equivalent to the information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company, or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

•	The issuer of the securities that was formerly a shell company has ceased to be a shell company;
•

The issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•	At least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

We have never been classified as a “shell company” under rules promulgated under the Securities Act or the Exchange Act. However, in the event we were to be so designated, we may have to retroactively adjust our reporting or accounting for affected periods.

Item 1B.  Unresolved Staff Comments

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 1C.  Cybersecurity

Lendway’s cyber environment at December 31, 2023 consisted primarily of outsourced information technology (“IT”) operations. The outsourced provider has a cybersecurity framework which includes multiple products implemented to ensure the security of Lendway’s environment. Annual internal and external vulnerability scans are also completed to ensure we mitigate any risks proactively. The Company’s internal operations are PC based and the PCs have up to date security software. Regular phishing exercises are conducted, and employee awareness training is conducted annually by our outsourced provider.

Our full Board of Directors and our Audit Committee provide oversight of our risk management program, which includes cybersecurity. The Audit Committee, as part of its charter to review the Company’s practices with respect to risk assessment and risk management, receives updates on internal control, including those relating to IT general controls and cybersecurity.

With the acquisition of Bloomia on February 22, 2024, the Company will include the IT environment of Bloomia in its cybersecurity processes and oversight at the corporate and board level. Bloomia’s cybersecurity is managed by a third party vendor.

As of the date of this report, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident.

Item 2. Properties

We believe that our facilities are adequate and suitable for the purposes they serve, including absorption of reasonable growth. We believe that we carry customary levels of insurance covering the replacement of damaged property.

The Company leases 1,700 square feet for its corporate headquarters in Minneapolis, Minnesota through September 30, 2025. Fresh Tulips USA, LLC leases a 360,000 square foot greenhouse facility in King George, Virginia through 2028. In the Netherlands, Bloomia leases a 107,000 square foot office and warehouse space through 2027. In South Africa, Bloomia operates a 21,000 square foot greenhouse located in Rawsonville (near Cape Town) through 2028.

Item 3. Legal Proceedings

The Company is party to legal actions, proceedings, and claims in the ordinary course of business. The outcome of these matters is not expected to have a material effect on the Company’s financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol LDWY.

As of March 27, 2024, our common stock was held by approximately 115 holders of record.

Dividends

The Company has not historically paid dividends, other than two one-time special dividends declared in 2011 and 2016. The Board of Directors periodically evaluates our ability to pay dividends in light of our financial condition and business plans.

Share Repurchases

On August 28, 2023, we announced that our Board of Directors had approved a stock repurchase authorization providing for the repurchase of up to 400,000 shares of the Company’s common stock. We may purchase shares of our common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transaction, or by other means in accordance with federal securities laws. Open market repurchases may be effected pursuant to Rule 10b5-1 trading plans. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock or to acquire shares on any particular timetable and may be suspended or discontinued at any time at the Company’s discretion.

Repurchase activity for the twelve months ended December 31, 2023, was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares purchased under the plans or programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
October 1 - 31, 2023	5,546	$5.09	5,546	$27,864	319,109
November 1 - 30, 2023	3,137	4.99	3,137	16,267	315,972
December 1 - 31, 2023	-	-	-	-	315,972
	8,683		8,683	$44,131

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the related notes included in this Annual Report on Form 10-K. This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this report.

Overview

The Company has evolved into a specialty agricultural and finance company focused on making and managing its agricultural investments in the United States and internationally. During the past twelve months, the Company took three major steps in this evolution.

In April 2023, the Company launched its lending business, through the hiring of a Senior Vice President of Lending with over 20 years of experience in credit and lending. The Company is seeking to build a scalable non-bank lending business to purchase existing loans or originate and fund new loans, all of which will be secured by collateral.

On August 3, 2023, the Company completed the sale of its In-Store Marketing Business. The operations of the In-Store Marketing Business are presented as discontinued operations. All prior periods presented have been restated to present the In-Store Marketing Business as discontinued operations. Related to change in strategy of the Company, on August 4, 2023, we changed our name from “Insignia Systems, Inc.” and reincorporated from Minnesota to Delaware. As part of the name change, our common stock now trades under the symbol “LDWY” on The Nasdaq Stock Market LLC.

Bloomia Business

On February 22, 2024, the Company acquired majority ownership in Bloomia B.V. and its subsidiaries (“Bloomia”). Bloomia produces and sells fresh cut tulips.

Bloomia purchases tulip bulbs, hydroponically grows tulips from the bulbs, and sells the stems to retail stores. Bloomia is a leading producer of fresh cut tulips in the United States, nurturing over 75 million stems annually. Net sales (unaudited) of Bloomia for the twelve months ended December 31, 2023 and 2022 were approximately $45 million and $43 million, respectively. Bloomia was founded in the Netherlands and is now strategically positioned in the United States, Netherlands, South Africa and Chile. Bloomia has relationships with prominent U.S. mass market retailers.

The Company acquired Bloomia for $47.5 million. The acquisition resulted in significantly leveraging the Company’s balance sheet. The acquisition price was paid with $9.2 million of the Company’s cash, $22.8 million of proceeds from a new credit facility, and notes payable of $15.5 million to the sellers. The new credit facility contains financial covenants that the Company is required to meet. See description of the credit facility below.

Non-Bank Lending Business

While the Company’s primary near-term focus will be on the Bloomia business, the Company plans to continue building a scalable non-bank lending business (our “Lending Business”) to purchase existing loans or originate and fund new loans, all of which will be secured by collateral (individually or collectively, the “Secured Loans”). In April 2023, we launched our Lending Business, through the hiring of Randy Uglem as Senior Vice President of Lending, now CEO, with over 20 years of experience in credit and lending.

Initially, we intend to focus on loans secured by real estate, primarily for agricultural purposes. We expect to expand our product offerings over time as we identify needs and opportunities in the marketplace for loans generally. Our plan, therefore, is to build a portfolio of well-secured loans, with a portion of the credit risk being participated to third parties in most cases, to maintain a low net loss experience and to charge fully compensatory rates and fees. We are building our strategy and long-term growth initiatives through development of customized niche products to support identified customer needs and opportunities in the marketplace, and effective funding structures to maximize returns.

The Company met with a number of prospects for loan originations and/or purchases since the start of the lending business.  Deals were negotiated, but ultimately did not close. With the Company’s decision to allocate capital to the Bloomia acquisition, capital available for the lending business will be significantly constrained in the near term. Accordingly, we anticipate minimal revenue and operating losses from the lending business during the remainder of 2024.

Sale of In-Store Marketing Business

On August 3, 2023, we completed the sale of our former In-Store Marketing Business for a sale price of $3.5 million to TIMIBO LLC, an affiliate of Park Printing, Inc. (the “Buyer”), under an Asset Purchase Agreement dated May 24, 2023 (the “Purchase Agreement”). The Company retained accounts receivable, as well as all cash, cash equivalents and marketable securities. The cash consideration for the sale was subject to a post-closing adjustment that depended on the net balance of (i) cash received by the Company for programs that remained unexecuted as of August 3, 2023, minus (ii) the payments made by the Company to vendors for unexecuted programs. The final purchase adjustment for the net balance was to reduce the cash consideration by $1.5 million, with the Company retaining an equal amount of cash that had been received for unexecuted programs. Under the Purchase Agreement, $200,000 was escrowed for a twelve-month period for any future claims, as defined in the Purchase Agreement by the Buyer against the Company.

We also incurred transaction-related severance and other separation benefits in connection with the termination of certain of our officers and employees of approximately $1,416,000, $490,000 of which was attributed to the sale of the In-Store Marketing Business, as well as retention award payouts totaling $343,000 and employee bonuses totaling $164,000, each of which were recorded as expense. The sum of transaction-related severance, retention awards and bonuses were $1,923,000, of which $974,000 was recorded in continuing operations and $949,000 was recorded in discontinued operations in 2023.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our continuing operations in our consolidated statements of operations and the percentage change year-over-year.  The Company had no revenue from continuing operations subsequent to the sale of the In-Store Marketing Business.

	Year Ended December 31,		Increase (decrease) from 2022 to 2023
	2023	2022	Amount	Percent
Operating expenses:
Sales and marketing	$196,000	$-	$196,000	100.0%
General and administrative	3,323,000	2,442,000	881,000	36.1%
Total operating expenses	3,519,000	2,442,000	1,077,000	44.1%
Operating loss	(3,519,000)	(2,442,000)	(1,077,000)	44.1%
Interest income	518,000	154,000	364,000	236.4%
Loss from continuing operations before income taxes	(3,001,000)	(2,288,000)	(713,000)	31.2%
Income tax expense	20,000	6,000	14,000	233.3%
Net loss from continuing operations	(3,021,000)	(2,294,000)	(727,000)	31.7%
Income from discontinued operations, net of tax	2,474,000	12,340,000	(9,866,000)	-80.0%
Gain from sale of discontinued operations, net of tax	2,961,000	-	2,961,000	100.0%
Net income	$2,414,000	$10,046,000	$(7,632,000)	-76.0%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Operating Expenses

Sales and Marketing.  Sales and marketing expenses for the year ended December 31, 2023 were $196,000, consisting of a portion of our CEO’s compensation, as well as travel and entertainment, website and public relations costs. There was no comparable expense for the year ended December 31, 2022.

General and Administrative.  General and administrative expenses for the year ended December 31, 2023 increased 36.1% to $3,323,000, compared to $2,442,000 for the year ended December 31, 2022. The increase was primarily due to transaction-related severance and other separation benefits amounting to $926,000 in connection with the termination of Kristine Glancy, our previous CEO, in addition to the comparison of reduced expense in 2022 from the Director Deferred Compensation Plan due to a reduction in our share price during the year ended December 31, 2022.

Interest Income.  Interest income for the year ended December 31, 2023 was $518,000 compared to interest income of $154,000 for the year ended December 31, 2022. Interest income in 2023 increased over 2022 primarily due to higher invested balances in short-term treasury bills and interest-bearing savings, and the higher interest rates available on the investments. The higher invested balances were primarily due to the net proceeds from litigation of $12 million received in July 2022, proceeds related to the sale of the In-Store Marketing Business, and collection of accounts receivable.

Income Taxes. For the year ended December 31, 2023, the Company recorded income tax expense on continuing operations of $20,000, compared to income tax expense on continuing operations of $6,000 for the year ended December 31, 2022. The effective tax rate on continuing operations was (0.7)% and (0.3)% for the years ended December 31, 2023 and 2022, respectively. The primary differences between the Company’s 2023 and 2022 effective tax rates and the statutory federal rates include state taxes and an increase in the Company’s valuation allowance against its deferred assets. The effective tax rate fluctuates between periods based on the level of permanent differences and other discrete items relative to the level of pre-tax income or loss for the period.

Net Loss from Continuing Operations.  For the reasons stated above, net loss from continuing operations for the year ended December 31, 2023 was $3,021,000, compared to loss of $2,294,000 for the year ended December 31, 2022.

Income from Discontinued Operations, Net of Tax and Gain from Sale of Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax, was $2,474,000 for the year ended December 31, 2023 compared to $12,340,000 for the year ended December 31, 2022. In 2022, the Company recorded a pre-tax gain of $12 million as a gain on litigation settlement. For the year ended December 31, 2023, the Company recorded a gain from the sale of discontinued operations before tax of $3,044,000 from the sale of its In-Store Marketing Business. Information on the sale of the In-Store Marketing Business and statement of operations details of the discontinued operations are included in Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

We have historically financed our operations with proceeds from stock sales and sales of our services and products, subject to occasional supplemental proceeds from the settlement of litigation. The sale of the In-Store Marketing Business on August 3, 2023 generated approximately $1.6 million in cash, directly from the buyer. On December 31, 2023, working capital (current assets less current liabilities) was $15,525,000, compared to $13,379,000 at December 31, 2022. During the year ended December 31, 2023, cash, cash equivalents and restricted cash increased $1,553,000 from $14,524,000 at December 31, 2022, to $16,077,000 at December 31, 2023.

Operating Activities. Net cash used in continuing operating activities during the year ended December 31, 2023 was $2,905,000. Net income of $2,414,000, less income from discontinued operations of $2,474,000, less gain from the sale of discontinued operations of $2,961,000 resulted in net cash used in continuing operations before adjustments and changes in operating assets and liabilities of $65,000. Non-cash adjustments for depreciation and stock-based compensation during the year ended December 31, 2023 was $51,000. The largest component of the change in operating assets and liabilities was accrued liabilities, which increased $376,000 from December 31, 2022. The increase was primarily due to $330,000 of severance related payments that remained to be paid to the Company’s prior CEO, Ms. Glancy.

Investing Activities. Net cash provided by investing activities from continuing operations during the year ended December 31, 2023 was $1,532,000, which was due to the proceeds from the sale of our In-Store Marketing Business.

Financing Activities. Net cash used in financing activities during the year ended December 31, 2023 was $473,000, which related to cash used for the repurchase of common stock, partially offset by proceeds from the issuance of shares per the Director Deferred Compensation Plan for two former non-employee directors.

On February 22, 2024, the Company acquired majority ownership in Bloomia for $47.5 million. The acquisition price was paid with $9.2 million of the Company’s cash, $22.8 million of proceeds from a new credit facility, and notes payable of $15.5 million to the sellers. The Company expects that the new credit facility will provide sufficient credit availability to support its ongoing operations, fund its new debt service requirements, capital expenditures and working capital for at least the next 12 months. The credit facility described below contains ongoing financial covenants that the Company is required to meet.

As the Company grows its businesses, we may be required to obtain additional capital through equity offerings or additional debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide.  If we are unable to raise additional funds when needed we may not be able to grow our businesses, or complete transactions related to the strategy.

Credit Agreement

To finance the Bloomia acquisition, the Company entered into the Credit Agreement, together with Tulp 24.1 as the borrower. Under the terms of the Credit Agreement, Tulp 24.1 had an $18.0 million term loan funded. The Credit Agreement also contains a $6.0 million revolving credit facility, which may be used by Tulp 24.1 for general business purposes and working capital.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to Term SOFR for an interest period of one month plus 3.0%. In addition to paying interest on the outstanding principal under the Credit Agreement, Tulp 24.1 is required to pay a commitment fee of 0.50% on the unutilized commitments under the revolving credit facility.

The term loans will be repaid in quarterly installments of $450,000, commencing on June 30, 2024. The remaining outstanding balance will be repaid in full after five years. The scheduled maturity of the revolving facility is February 20, 2029.

The obligations under the Credit Agreement are secured by substantially all of the personal property assets of Tulp 24.1 and its subsidiaries. The Company provided an unsecured guaranty of the obligations of Tulp 24.1 under the Credit Agreement.

Commencing with the fiscal quarter ending on March 31, 2024, the Credit Agreement will require Tulp 24.1 and its subsidiaries to maintain (a) a minimum fixed charge coverage ratio of not less than 1.25 to 1.00 and (b) a maximum senior cash flow leverage ratio of 3.0 to 1.0 until September 30, 2024, and stepping down to 2.00 to 1.00 on December 31, 2027, until the maturity date of the Credit Agreement. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the ability of Tulp 24.1 and its subsidiaries to incur additional indebtedness, dispose of significant assets, make distributions or pay dividends to the Company, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions or grant liens on its assets, subject to certain limitations.

The Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to terminate their commitments and accelerate loans under the Credit Agreement, including failure to make payments under the credit facility, failure to comply with covenants in the Credit Agreement and other loan documents, cross default to other material indebtedness of Tulp 24.1 or any of its subsidiaries, failure of Tulp 24.1 or any of its subsidiaries to pay or discharge material judgments, bankruptcy of Tulp 24.1 or any of its subsidiaries, and change of control of the Company.

Promissory Notes

As part of the financing of the Bloomia acquisition, Tulp 24.1 entered into notes payable with the sellers. Notes payable for $12.8 million have a term of five years, subject to requiring principal payments based on “excess cash flow” as defined. Interest is at 8% per annum in the first year and increases annually by 2 percentage points. Notes payable for $2.7 million have a term of nine calendar weeks after the closing date. Interest is at 8% per annum.

Critical Accounting Estimates

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. Critical accounting estimates are those estimates made in accordance with GAAP which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements.

We believe the following is our critical accounting estimate used in preparation of our consolidated financial statements:

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K, in the Company’s other SEC filings, in press releases and in oral statements to stockholders and securities analysts that are not statements of historical or current facts are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “likely,” “may,” “plan,” “project,” “will” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance, cash generated by operations and borrowings available under our Credit Agreement, will provide adequate liquidity and capital resources for at least the next twelve months, and (ii) regarding the potential for growth and other opportunities for our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (1) our ability to integrate and continue to successfully operate the newly acquired Bloomia business, (2) our ability to compete, (3) concentration of Bloomia’s historical revenue among a small number of customers, (4) changes in interest rates, (5) ability to comply with the requirements of the Credit Agreement, (6) the limited history of our Lending Business, (7) the substantial risk of loss associated with lending generally, (8) market conditions that may restrict or delay appropriate or desirable opportunities, (9) our ability to develop and maintain necessary processes and controls relating to our businesses (10) reliance on one or a small number of employees in each of our businesses, (11) potential adverse classifications of our Company if we are unsuccessful in executing our business plans, (12) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s businesses generally; (13) our ability to attract and retain highly qualified managerial, operational and sales personnel; and (14) the availability of additional capital on desirable terms, if at all. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in this report and additional risks, if any, identified in this Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K filed with the SEC. Such forward-looking statements should be read in conjunction with the Company’s filings with the SEC. Lendway assumes no responsibility to update the forward-looking statements contained in this report or the reasons why actual results would differ from those anticipated in any such forward-looking statement, other than as required by law.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements

The following are included on the pages indicated:

Boulay PLLP

BOULAY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lendway, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Lendway, Inc. (the Company) as of December 31, 2023, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the 2022 adjustments to the consolidated financial statements to retrospectively apply the changes related to discontinued operations described in Note 2 and the related required disclosures. In our opinion, such adjustments and related required disclosures are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2022 consolidated financial statements of the Company other than with respect to the adjustments and related required disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Boulay PLLP

We have served as the Company's auditor since 2023.
Minneapolis, Minnesota
April 1, 2024

MN: Eden Prairie, Mankato, Minneapolis (t) 952.893.9320 FL: Naples (t) 239.325.1100
BoulayGroup.com

Boulay PLLP

Minneapolis, Minnesota

bakertilly

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of Lendway, Inc.:

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the discontinued operations presentation described in Note 2, the accompanying balance sheet of Lendway, Inc. (formerly Insignia Systems, Inc.) (the "Company") as of December 31, 2022, the related statements of operations, stockholders' equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). The financial statements as of, and for the year ended December 31, 2022, before the effects of the adjustments described in Note 2 are not presented herein. In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the discontinued operations presentation described in Note 2, present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Baker Tilly US, LLP

We have served as the Company's auditor since 2011 - 2023

Minneapolis, Minnesota

March 9, 2023

Baker Tilly US, LLP, trading as Baker Tilly, is a member of the global network of Baker Tilly International Ltd., the members of which are separate and independent legal entities. © 2020-2022 Baker Tilly US, LLP

Lendway, Inc., and Subsidiaries
(formerly Insignia Systems, Inc.)
CONSOLIDATED BALANCE SHEETS

As of December 31	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$16,077,000	$14,439,000
Restricted cash	—	85,000
Receivable from escrow account	200,000	—
Income tax receivable	14,000	28,000
Prepaid expense	38,000	30,000
Other current assets related to discontinued operations	292,000	6,171,000
Total Current Assets	16,621,000	20,753,000

Other Assets:
Property and equipment, net	35,000	—
Operating lease right-of-use assets	7,000	—
Other, net	10,000	—
Non-current assets related to discontinued operations	—	215,000
Total Other Assets	52,000	215,000

Total Assets	$16,673,000	$20,968,000

LIABILITIES AND STOCKHOLDER'S' EQUITY
Current Liabilities:
Accounts payable	$32,000	$138,000
Accrued liabilities:
Compensation	635,000	264,000
Other	168,000	306,000
Current portion of operating lease liabilities	4,000	—
Current liabilities related to discontinued operations	257,000	6,666,000
Total Current Liabilities	1,096,000	7,374,000

Long-Term Liabilities:
Accrued income taxes	42,000	53,000
Operating lease liabilities	3,000	—
Non-current liabilities related to discontinued operations	—	140,000
Total Long-Term Liabilities	45,000	193,000

Commitments and Contingencies	—	—

Stockholders' Equity:
Common stock, par value $.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,743,000 and 1,797,000 at December 31, 2023 and 2022, respectively	17,000	18,000
Additional paid-in capital	16,176,000	16,458,000
Accumulated deficit	(661,000)	(3,075,000)
Total Stockholders' Equity	15,532,000	13,401,000

Total Liabilities and Stockholders' Equity	$16,673,000	$20,968,000

See accompanying notes to consolidated financial statements.

Lendway, Inc., and Subsidiaries
(formerly Insignia Systems, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31	2023	2022
Operating Expenses:
Sales and marketing	$196,000	$-
General and administrative	3,323,000	2,442,000
Total Operating Expenses	3,519,000	2,442,000
Operating Loss	(3,519,000)	(2,442,000)

Interest income	518,000	154,000
Loss from continuing operations before income taxes	(3,001,000)	(2,288,000)

Income tax expense	20,000	6,000
Net loss from continuing operations	(3,021,000)	(2,294,000)

Income from discontinued operations, net of tax	2,474,000	12,340,000
Gain from sale of discontinued operations, net of tax	2,961,000	-
Net Income	$2,414,000	$10,046,000

Net income (loss) per basic and diluted share:
Continuing operations	$(1.70)	$(1.28)
Discontinued operations	3.06	6.89
Basic and diluted earnings per share	$1.36	$5.61

Shares used in calculation of net income (loss) per share:
Basic and diluted	1,781,000	1,791,000

See accompanying notes to consolidated financial statements.

Lendway, Inc., and Subsidiaries
(formerly Insignia Systems, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2022	1,782,000	$18,000	$16,296,000	$(13,121,000)	$3,193,000
Issuance of common stock, net	6,000	—	39,000	—	39,000
Issuance of common stock upon vesting of restricted stock units	9,000	—	—	—	—
Value of stock-based compensation	—	—	123,000	—	123,000
Net income	—	—	—	10,046,000	10,046,000
Balance at December 31, 2022	1,797,000	$18,000	$16,458,000	$(3,075,000)	$13,401,000

Repurchase of common stock	(84,000)	(1,000)	(481,000)	—	(482,000)
Issuance of common stock, net	24,000	—	155,000	—	155,000
Issuance of common stock upon vesting of restricted stock units	6,000	—	—	—	—
Value of stock-based compensation	—	—	44,000	—	44,000
Net income	—	—	—	2,414,000	2,414,000
Balance at December 31, 2023	1,743,000	$17,000	$16,176,000	$(661,000)	$15,532,000

See accompanying notes to consolidated financial statements.

Lendway, Inc., and Subsidiaries
(formerly Insignia Systems, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31	2023	2022
Operating Activities:
Net income	$2,414,000	$10,046,000
Income from discontinued operations, net of tax	(2,474,000)	(12,340,000)
Gain from sale of discontinued operations, net of tax	(2,961,000)	-
Net loss from continuing operations	(3,021,000)	(2,294,000)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	7,000	-
Stock-based compensation expense	44,000	123,000
Changes in operating assets and liabilities:
Receivable from escrow account	(200,000)	-
Income tax receivable	14,000	(24,000)
Prepaid expenses and other	(8,000)	151,000
Accounts payable	(106,000)	52,000
Accrued liabilities	376,000	(187,000)
Accrued income taxes	(11,000)	(658,000)
Net cash used in operating activities of continuing operations	(2,905,000)	(2,837,000)
Net cash provided by operating activities of discontinued operations	3,423,000	13,500,000
Net cash provided by operating activities	518,000	10,663,000

Investing Activities:
Proceeds from sale of business	1,581,000	-
Purchase of other long-term assets	(10,000)	-
Purchases of property and equipment	(39,000)	-
Net cash provided by investing activities of continuing operations	1,532,000	-
Net cash used in investing activities of discontinued operations	(24,000)	(29,000)
Net cash provided by (used in) investing activities	1,508,000	(29,000)

Financing Activities:
Proceeds from issuance of common stock, net	9,000	39,000
Repurchase of common stock, net	(482,000)	-
Net cash (used in) provided by financing activities	(473,000)	39,000

Increase in cash, cash equivalents and restricted cash	1,553,000	10,673,000

Cash, cash equivalents and restricted cash at beginning of period	14,524,000	3,851,000
Cash, cash equivalents and restricted cash at end of period	$16,077,000	$14,524,000

Supplemental disclosures for cash flow information:
Cash paid during the period for income taxes	$88,000	$464,000

Non-cash investing and financing activity:
Operating lease right-of-use asset obtained in exchange for lease obligations	$8,000	$38,000
Purchase of property and equipment included in accrued liabilities	$3,000	$1,000
Common stock issued for settlement of accrued liabilities	$146,000	$-

See accompanying notes to consolidated financial statements.

Lendway, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies.

Description of Business. The consolidated financial statements include the accounts of Lendway, Inc. (the “Company”), its wholly owned subsidiary, Farmland Credit, Inc., a Minnesota corporation (“FCI”), and FCI’s wholly owned subsidiaries, Farmland Credit FR, LLC and Farmland Credit AV, LLC. All significant inter-company balances and transactions have been eliminated.

The Company has evolved into a specialty agricultural and finance company with operational focus on its agricultural investments. In April 2023, the Company launched its lending business, through the hiring of a Senior Vice President of Lending with over 20 years of experience in credit and lending. The Company is seeking to build a scalable non-bank lending business (the “Lending Business”) to purchase existing loans or originate and fund new loans, all of which will be secured by collateral.

As described further in Note 2, on August 3, 2023, the Company completed the sale of certain assets and certain liabilities relating to the Company’s legacy business of providing in-store advertising solutions to brands, retailers, shopper marketing agencies and brokerages (the “In-Store Marketing Business”). The operations of the In-Store Marketing Business are presented as discontinued operations. All prior periods presented have been restated to present the In-Store Marketing Business as discontinued operations.

As described further in Note 9, on February 22, 2024, the Company acquired majority ownership in Bloomia B.V. and its affiliated entities (“Bloomia”) for a price of $47.5 million financed with Company cash, a new credit facility and a note payable to the sellers. Bloomia produces fresh cut tulip stems. Bloomia purchases tulip bulbs, hydroponically grows tulips from the bulbs, and sells the stems to retail stores.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents of $15,859,000 and $14,227,000 were in interest-bearing investments such as an insured sweep account, U.S. Treasury bills and a money market account at December 31, 2023 and 2022, respectively. The balances in cash accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Amounts held in checking accounts and in insured cash sweep accounts during the years ended December 31, 2023 and 2022 were fully insured under the Federal Deposit Insurance Corporation.

December 31	2023	2021
Cash and cash equivalents	$16,077,000	$14,439,000
Restricted cash	-	85,000
Total cash, cash equivalents and restricted cash	$16,077,000	$14,524,000

Restricted Cash. The Company’s restricted cash consists of cash the Company was contractually obligated to maintain in accordance with the terms of the lease for its headquarters space in Minneapolis.

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

The hierarchy is divided into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of December 31, 2023 and 2022, the Company had no financial assets or liabilities measured at a fair value on a recurring basis.

The Company records certain financial assets and liabilities at their carrying amounts that approximate fair value, based on their short-term nature. These financial assets and liabilities included cash and cash equivalents, other current assets related to discontinued operations, and accounts payable.

Property and Equipment. Property and equipment are recorded at cost. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance are charged to expense when incurred. Expenditures are capitalized for development activities, while expenditures related to planning, training, and maintenance are expensed. Depreciation is provided in amounts sufficient to relate the cost of assets to operations over their estimated useful lives. The straight-line method of depreciation is used for financial reporting purposes and accelerated methods are used for tax purposes. Estimated useful lives of the assets are as follows:

Office furniture and fixtures	1 – 3 years
Computer equipment and software	3 – 5 years
Leasehold improvements	12 – 18 months

Leases.  The Company determines if an arrangement contains a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, the current portion of operating lease liabilities, and the operating lease liabilities on the balance sheets. The ROU assets represent our right to control the use of an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date and date of any lease modification based on the present value of lease payments over the lease term. The operating lease ROU assets also include any prepaid lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to exclude short-term leases (one year or less) from our ROU assets and lease liabilities.

Impairment of Long-Lived Assets.  The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value.

Restructuring.  In connection with the change in the Company’s strategy to the specialty agricultural and finance company, the Company’s prior CEO, Kristine A. Glancy, departed on August 31, 2023. Included in general and administrative expense of continuing operations is expense of $926,000 relating to change of control and other severance related payments and benefits to Ms. Glancy. As of December 31, 2023, $305,000 remained to be paid to Ms. Glancy and was included in accrued compensation.  Subsequent to December 31, 2023 this amount was paid to Ms. Glancy.

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

Due to the net loss from continuing operations incurred during the year ended December 31, 2023 and 2022, all outstanding stock awards were considered anti-dilutive for those periods. Options to purchase approximately 1,000 shares of common stock with a weighted average exercise price of $15.54 were outstanding at December 31, 2023.  Options to purchase approximately 53,000 shares of common stock with a weighted average exercise price of $11.69 were outstanding at December 31, 2022.

Weighted average common shares outstanding for the years ended December 31, 2023 and 2022 were as follows:

Year ended December 31	2023	2022
Denominator for basic net income (loss) per share - weighted average shares	1,781,000	1,791,000
Effect of dilutive securities:
Stock options, restricted stock units and restricted stock awards	-	-
Denominator for diluted net income (loss) per share - weighted average shares	1,781,000	1,791,000

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

The gain on sale (before income taxes) of the In-Store Marketing Business was determined as follows:

Gross sale price	$3,500,000
Adjustments per Purchase Agreement	(1,555,000)
Adjusted Price	1,945,000

Liabilities assumed in excess of assets	1,308,000
Transaction costs not previously expensed	(209,000)
Gain on sale of In-Store Marketing Business	$3,044,000

The Company incurred transaction-related severance and other separation benefits in connection with the termination of certain officers and employees of the discontinued operations of approximately $490,000, as well as retention award payouts totaling $343,000, of which $48,000 was included in continuing operations, and employee bonuses totaling $164,000, each of which was recorded as expense in the year ended December 31, 2023.

The results of the In-Store Marketing Business have been presented as discontinued operations and the related assets and liabilities have been classified as related to discontinued operations, for all periods presented.

The carrying amounts of major classes of assets and liabilities that were reclassified as related to discontinued operations on the Consolidated Balance Sheets were as follows:

	December 31,	December 31,
	2023	2022
Current Assets:
Accounts receivable	$292,000	$5,557,000
Inventories	-	29,000
Prepaid production costs	-	535,000
Other prepaid expense	-	50,000
Current assets related to discontinued operations	$292,000	$6,171,000

Other Assets:
Property and equipment, net	$-	$71,000
Operating lease right-of-use assets	-	144,000
Non-current assets related to discontinued operations	$-	$215,000

Current Liabilities:
Accounts payable	$7,000	$2,515,000
Sales tax	169,000	717,000
Accrued liabilities	81,000	1,003,000
Current portion of operating lease liabilities	-	4,000
Deferred revenue	-	2,427,000
Current liabilities related to discontinued operations	$257,000	$6,666,000

Long-Term Liabilities:
Operating lease liabilities	$-	$140,000
Non-current liabilities related to discontinued operations	$-	$140,000

Results of discontinued operations are summarized below:

Years Ended December 31	2023	2022
Net services revenues	$21,078,000	$18,800,000

Cost of services	16,087,000	15,499,000
Gross Profit	4,991,000	3,301,000

Operating Expenses:
Selling	1,136,000	1,325,000
Marketing	805,000	1,050,000
General and administrative	679,000	878,000
Total Operating Expenses	2,620,000	3,253,000

Gain from litigation settlement, net	-	12,000,000

Operating Income	2,371,000	12,048,000

Other income	91,000	68,000
Income from discontinued operations before income taxes	2,462,000	12,116,000
Income tax benefit	(12,000)	(224,000)
Income from discontinued operations, net of tax	$2,474,000	$12,340,000

Gain from sale of discontinued operations before income taxes	$3,044,000	$-
Income tax expense	83,000	-
Gain from sale of discontinued operations, net of tax	$2,961,000	$-

In July 2019, the Company filed suit against News Corporation, News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. (collectively, “News America”), alleging violations of federal and state antitrust and tort laws by News America. On July 1, 2022, the Company entered into a $20 million settlement agreement with News America. The agreement resulted in net proceeds before income tax of $12,000,000 for the Company, which was recorded as a gain on litigation settlement in the discontinued operations of the In-Store Marketing Business for the year ended December 31, 2022.

The income tax benefit for 2022 included a decrease of approximately $678,000 in unrecognized tax benefits related to state exposure in the third quarter of 2022, which reduced accrued income taxes and increased the current tax benefit.

3. Leases. As of December 31, 2023, the Company leased space from a related party under a non-cancelable operating lease for its corporate headquarters. The lease has monthly payments of $375 through September 30, 2025. The lease does not include a renewal option.

The amounts included in “Other” below relate to an office lease that was terminated on September 30, 2023. The cost components in continuing operations of the Company’s operating leases were as follows:

	Year ended December 31, 2023			Year ended December 31, 2022
	Corporate
	Headquarters	Other	Total	Operating Leases - Other
Operating lease cost	$1,000	$4,000	$5,000	$14,000
Short-term lease costs	2,000	10,000	12,000	-
Total	$3,000	$14,000	$17,000	$14,000

Maturities of the Company’s lease liabilities for its corporate headquarters and its warehouse operating leases were as follows as of December 31, 2023:

2024	$5,000
2025	3,000
Total lease payments	$8,000
Less: Interest	(1,000)
Present value of lease liabilities	$7,000

The Company used its incremental borrowing rate of approximately 6.0% in determining the present value of the lease payments based on the information available at the lease commencement date.

The remaining lease term as of December 31, 2023 for the Company’s corporate headquarters is 1.8 years. The cash outflow for operating leases including discontinued operations for the years ended December 31, 2023 and 2022 were $28,000 and $28,000, respectively.

4. Commitments and Contingencies.

Legal. The Company is subject to various legal matters in the normal course of business. The outcome of these matters is not expected to have a material effect on the Company’s financial position or results of operations.

5. Stockholders’ Equity.

Stock-Based Compensation. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which, subject to approval by the Board of Directors, selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

Stock-based compensation expense that was recognized in the continuing operations of the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022 was $39,000 and $91,000, respectively.  Stock based compensation for discontinued operations for the years ended December 31, 2023 and 2022 was $5,000 and $32,000, respectively

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following weighted-average assumptions:

	2023	2022
Employee Stock Purchase Plan:
Expected life (years)	1.0	1.0
Expected volatility	95%	169%
Dividend yield	0%	0%
Risk-free interest rate	4.7%	0.4%

The Company uses the graded attribution method to recognize expense for unvested stock-based awards. Forfeitures are recognized as incurred.

Stock Options, Restricted Stock, Restricted Stock Units, and Other Stock-Based Compensation Awards. The Company maintains stock and incentive plans (the “Plans).

Under the terms of the Plans, the Company may grant awards in a variety of instruments including stock options, restricted stock and restricted stock units to employees, consultants and directors generally at an exercise price at or above 100% of fair market value at the close of business on the date of grant. Stock options expire 10 years after the date of grant and generally vest over three years. The Company issues new shares of common stock upon grant of restricted stock, when stock options are exercised, and when restricted stock units are vested and/or settled.

The following table summarizes activity under the Plans:

	Plan Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2022	97,648	19,122	$13.23
Restricted stock units and awards granted	(6,248)	—
Stock options exercised	—	(1,300)	8.26	$2,422
Cancelled or forfeited options	1,462	(3,736)	11.41
Balance at December 31, 2022	92,862	14,086	14.17

Cancelled or forfeited options	12,623	(12,623)	14.02
Balance at December 31, 2023	105,485	1,463	15.54

The following table summarizes information about the stock options outstanding at December 31, 2023:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$15.54	1,463	0.39	years	$15.54	1,463	$15.54

Options outstanding under the Plans expire in May 2024. Options outstanding at December 31, 2023 and 2022 had no intrinsic value.

Options exercisable at December 31, 2022 had a weighted average remaining life of 4.44 years and no intrinsic value.

During the year ended December 31, 2023 and 2022, no equity awards were issued by the Company except for the following awards to non-employee members of the Board of Directors.

In August 2022, non-employee members of the Board of Directors received restricted stock grants totaling 6,248 shares. The shares underlying the awards were assigned a value of $9.60 per share, which was the closing price of the Company’s common stock on the date of grant, for a total grant date value of $60,000. The shares vested July 26, 2023.

Restricted stock and restricted stock unit transactions during the years ended December 31, 2023 and 2022 are summarized as follows:

As of December 31, 2023, there was no unrecognized compensation costs related to outstanding stock options or restricted stock.

	Number of Shares	Weighted average grant date fair value
Unvested shares at January 1, 2022	8,531	$10.01
Granted	6,248	9.60
Vested	(8,910)	10.25
Unvested shares at December 31, 2022	5,869	$9.21

Granted	—
Vested	(5,869)	7.66
Unvested shares at December 31, 2023	—	—

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”) that enables employees to contribute up to 10% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of the year. During the years ended December 31, 2023 and 2022, respectively, participants purchased 338 and 1,153 shares under the ESPP. At December 31, 2023, 22,945 shares were reserved for future employee purchases of common stock under the ESPP. For the years ended December 31, 2023 and 2022, the Company recognized $7,000 and $32,000, respectively, of stock-based compensation expense related to the ESPP that was recognized in the continuing operations.

Dividends. The Company has not historically paid dividends, other than one-time dividends declared in 2011 and 2016. The Company intends to retain earnings from operations for use in advancing our business strategy; however, the Company may consider special dividends in the future.

6. Income Taxes. Income tax expense from continuing operations consists of the following:

Year Ended December 31	2023	2022
Current taxes - Federal	$-	$-
Current taxes - State	20,000	6,000
Income tax expense	$20,000	$6,000

The actual tax (expense) benefit attributable to income (loss) from continuing operations before taxes differs from the expected tax benefit (expense) computed by applying the U.S. federal corporate income tax rate of 21% as follows:

Year Ended December 31	2023	2022
Federal statutory rate	21.0%	21.0%
Stock-based awards	(0.5)	(0.7)
State benefit	3.1	2.7
Valuation allowance	(24.6)	(24.6)
Other	0.3	1.3

Effective federal income tax rate	(0.7)%	(0.3)%

Components of resulting noncurrent deferred tax assets (liabilities) are as follows:

As of December 31	2023	2022
Deferred tax assets
Accrued expenses	$117,000	$231,000
Inventory reserve	-	23,000
Stock-based awards	9,000	24,000
Reserve for bad debts	2,000	26,000
Net operating loss and credit carryforwards	529,000	824,000
Other	2,000	23,000
Depreciation	-	43,000
Valuation allowance	(645,000)	(1,175,000)

Total deferred tax assets	$14,000	$19,000

Deferred tax liabilities
Depreciation	$(5,000)	$-
Prepaid expenses	(9,000)	(19,000)

Total deferred tax liabilities	(14,000)	(19,000)

Net deferred income tax	$-	$-

As of December 31, 2023, the Company had a Federal pre-tax net operating loss (NOL) to carry forward of approximately $1,607,000 and state pre-tax NOLs of approximately $2,914,000 to carry forward. The Federal NOLs can be carried forward indefinitely. The expiration of state NOLs carried forward varies by taxing jurisdiction. Future utilization of NOLs carried forward may be subject to certain limitations under Section 382 of the Internal Revenue Code.

The Company evaluates all significant available positive and negative evidence, including the existence of losses in prior years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into consideration the Company’s recent performance. The change in the valuation allowance for the years ended December 31, 2023 and 2022 was a decrease of $530,000 and $1,970,000, respectively. The valuation allowance decreases in 2023 and 2022 were primarily related to the utilization of the Company’s net operating losses carried forward against the Company’s taxable income. Such utilization was limited to 80% of the Company’s taxable income for the year.

The Company has recorded a liability of $42,000 and $53,000 for uncertain tax positions taken on tax returns in previous years as of December 31, 2023 and 2022, respectively. This liability is reflected as accrued income taxes on the Company’s balance sheets. The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years 2020 and forward are open for examination and assessment by the Internal Revenue Service. With limited exceptions, tax years prior to 2020 are no longer open in major state and local tax jurisdictions. The Company has recorded a decrease of approximately $16,000 in unrecognized tax benefits related to state exposure in the third quarter of 2023, which reduced accrued income taxes and increased the current income tax benefit. The Company determined it was no longer more likely than not that the Company would realize the tax expense.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows:

Balance at January 1, 2022	$711,000
Decrease due to state tax expense	(678,000)
Increases due to interest and state tax	20,000
Balance at December 31, 2022	$53,000

Decrease due to state tax expense	$(16,000)
Increases due to interest and state tax	5,000
Balance at December 31, 2023	$42,000

7. Employee Benefit Plans. The Company sponsors a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. During the years ended December 31, 2023 and 2022, the Company’s expense in continuing operations for matching contributions was $13,000 and $8,000, respectively.

8. Stock Repurchases. On August 23, 2023, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s common stock. The authorization allows the purchases to be made in the open market or in privately negotiated transactions. The authorization does not obligate the Company to repurchase any particular number of shares; and may be suspended anytime at the Company’s discretion. During the year ended December 31, 2023, the Company repurchased 84,028 shares for $482,000.

9. Subsequent Events

Acquisition of Bloomia

On February 22, 2024, the Company acquired majority ownership in Bloomia B.V. and its subsidiaries for a price of $47.5 million. The acquisition price was paid with $9.2 million of the Company’s cash, $22.8 million of proceeds from a new credit facility, and notes payable of $15.5 million to the sellers. Bloomia purchases tulip bulbs, hydroponically grows tulips from the bulbs, and sells the stems to retail stores. Lendway owns a significant majority and is the managing member of Tulp 24.1, LLC, which holds the Bloomia enitities. Bloomia’s continuing CEO owns the remaining approximately 18.6% of Tulp 24.1, LLC.

The acquisition will be accounted for as a business combination using the acquisition method of accounting. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Due to the limited amount of time since the acquisition date and the complexity of Bloomia’s financial records prepated under Dutch GAAP, the preliminary acquisition valuation for the business combination is incomplete at this time. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for valuation of intangible assets and goodwill.

The unaudited pro forma net sales of the combined entity for the twelve months ended December 31, 2023 are approximately $45 million. The unaudited pro forma net sales of the combined entity are based on historical net sales from continuing operations from Lendway and the net sales for Bloomia. The unaudited pro forma net sales values are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of 2023 or that may be obtained in the future. Because the initial accounting for the business combination is incomplete at this time, the Company is unable to provide pro forma net earnings of the combined entity.

Credit Agreement

To finance the Bloomia acquisition, the Company entered into a revolving credit and term loan agreement (the “Credit Agreement”), together with Tulp 24.1 as the borrower. Under the terms of the Credit Agreement, the Company had an $18.0 million term loan funded. The Credit Agreement also contains a $6.0 million revolving credit facility, which may be used by the Company for general business purposes and working capital.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to Term SOFR for an interest period of one month plus 3.0%. In addition to paying interest on the outstanding principal under the Credit Agreement, Tulp 24.1 is required to pay a commitment fee of 0.50% on the unutilized commitments under the revolving credit facility.

The term loans will be repaid in quarterly installments of $450,000, commencing on June 30, 2024. The remaining outstanding balance will be repaid in full after five years. The scheduled maturity of the revolving facility is February 20, 2029.

The obligations under the Credit Agreement are secured by substantially all of the personal property assets of Tulp 24.1 and its subsidiaries. The Company provided an unsecured guaranty of the obligations of Tulp 24.1 under the Credit Agreement.

Commencing with the fiscal quarter ending on March 31, 2024, the Credit Agreement will require Tulp 24.1 and its subsidiaries to maintain (a) a minimum fixed charge coverage ratio of not less than 1.25 to 1.00 and (b) a maximum senior cash flow leverage ratio of 3.0 to 1.0 until September 30, 2024, and stepping down to 2.00 to 1.00 on December 31, 2027, until the maturity date of the Credit Agreement. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the ability of Tulp 24.1 and its subsidiaries to incur additional indebtedness, dispose of significant assets, make distributions or pay dividends to the Company, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions or grant liens on its assets, subject to certain limitations.

The Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to terminate their commitments and accelerate loans under the Credit Agreement, including failure to make payments under the credit facility, failure to comply with covenants in the Credit Agreement and other loan documents, cross default to other material indebtedness of Tulp 24.1 or any of its subsidiaries, failure of Tulp 24.1 or any of its subsidiaries to pay or discharge material judgments, bankruptcy of Tulp 24.1 or any of its subsidiaries, and change of control of the Company.

Notes Payable to Sellers

As part of the financing of the Bloomia acquisition, Tulp 24.1 entered into notes payable with the sellers. Notes payable for $12.8 million have a term of five years, subject to requiring principal payments based on “excess cash flow” as defined. Interest is at 8% per annum in the first year and increase annually by 2 percentage points. Notes payable for $2.7 million have a term of nine calendar weeks after the closing date. Interest is at 8%.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On November 20, 2023, the Audit Committee (the “Committee”) of the Board of Directors of the Company approved the dismissal of Baker Tilly US, LLP (“Baker Tilly”) as the Company’s independent registered public accounting firm, effective immediately. On November 20, 2023, the Committee approved the appointment of Boulay PLLP as the Company’s independent registered public accounting firm to perform independent audit services, including the audit of the Company’s consolidated financial statements for the fiscal year ending December 31, 2023. Our independent registered public accounting firms’ reports on our consolidated financial statements for each of the past two years did not contain adverse opinions or disclaimers of opinions, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the Company’s financial statements for the fiscal years ended December 31, 2022, and the subsequent interim period through September 30, 2023, (i) there were no disagreements with Baker Tilly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Baker Tilly’s satisfaction, would have caused Baker Tilly to make reference, in connection with its opinion, to the subject matter of such disagreements and (ii) there was no “reportable event” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Vice President of Finance (principal financial and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2023, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures as of December 31, 2023 were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. In conducting its evaluation, our management used the criteria set forth by the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2023.

Inherent Limitations on Control Systems

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated into this Item by reference is the information appearing under the headings “Proposal One – Election of Directors,” “Corporate Governance and Board Matters,” “Submission of Stockholder Proposals and Nominations” and, if any, “Delinquent Section 16(a) Reports,” in our Proxy Statement for our 2024 Annual Meeting of Stockholders we intend to file with the SEC (the “Proxy Statement”).

Information about our Executive Officers

As of the date of filing this Form 10-K, the following individuals were executive officers of the Company:

Name	Age	Position
Randy D. Uglem	46	President, Chief Executive Officer and Secretary
Zackery A. Weber	44	Vice President of Finance
Werner F. Jansen	33	Chief Executive Officer of Bloomia B.V.

Randy D. Uglem has served as President and CEO since August 2023.  Previously he served as Senior Vice President of Lending from March 2023 to August 2023. Mr. Uglem has over twenty years of experience in credit and lending, most recently as Ag Credit and Lending Director at Air T, Inc. from February 2019 to March 2023. Mr. Uglem spent nearly 13 years at CHS Inc., serving most recently as Credit Director from 2014 to January 2019. Early in his career, he held positions at AgCountry Farm Credit Services and Affinity Plus Credit Union, as well as being involved in his family’s farming operation in North Dakota. Mr. Uglem holds a Bachelor of Science in Agricultural Economics from North Dakota State University.

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

Werner F. Jansen has served as the Chief Executive Officer of Bloomia B.V. since June 2022. Previously, he served as General Manager of Fresh Tulips USA, LLC, then a wholly owned subsidiary of Bloomia B.V. comprising its U.S. operations, from 2018 to June 2022. From 2016 to 2022, he served as Director of Information and Communications Technology (ICT). Born and raised in the Netherlands, Mr. Jansen holds a Bachelor of Art degree in International Manager from University of Westminster, UK and ana Master of Art degree in Finance and Management from Cranfield University, UK. Over the past 12 years, Mr. Jansen has developed a broad set of skills at the Bloomia level and has developed a strategic view of the cut flower industry globally and a vision for Bloomia’s growing role in the cut tulips market.

There are no family relationships among any of the executive officers and directors of the Company.

Code of Ethics/Code of Conduct

We have in place a “code of ethics” within the meaning of Rule 406 of Regulation S-K, which is applicable to our senior financial management, including specifically our principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Ethics is available on our website (www.lendway.com) under the “Corporate Governance” caption. We intend to satisfy our disclosure obligations regarding any amendment to, or a waiver from, a provision of this code of ethics by posting such information on the same website.

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

Item 14. Principal Accountant Fees and Services

The information regarding principal accounting fees and services appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

27

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following financial statements of Lendway, Inc. are included in Item 8:

(a) Exhibits

Exhibit Number	Description	Incorporated by Reference To
*2.1	Asset Purchase Agreement dated May 24, 2023	Exhibit 2.1 to Current Report filed May 25, 2023

*2.2

Agreement for the Sale and Purchase of Shares, dated February 21, 2024, by and among Tulp 24.1, LLC, Tulipa Acquisitie Holding B.V., Botman Bloembollen B.V., W.F. Jansen, H.J. Strengers and the Company

Exhibit 2.1 to Current Report filed February 26, 2024

3.1	Certificate of Incorporation	Exhibit 3.1 to Current Report filed August 9, 2023

3.2	Bylaws	Exhibit 3.2 to Current Report filed August 9, 2023

+4.1	Description of Securities

**10.1	Employment Agreement with Kristine Glancy dated April 8, 2016	Exhibit 10.1 to Form 8-K filed April 13, 2016

**10.2	Change in Control Severance Agreement with Kristine Glancy dated April 8, 2016	Exhibit 10.2 to Form 8-K filed April 13, 2016

**10.3	First Amendment to Change in Control Agreement with Kristine A. Glancy dated April 28, 2018	Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2019

**10.4	Letter Agreement with Kristine A. Glancy dated as of July 13, 2023	Exhibit 10.1 to Form 8-K filed July 19, 2023

**10.5	Employment Agreement with Adam May dated December 20, 2019	Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2019

**10.6	Change in Control Agreement with Adam May dated December 20, 2019	Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2019

**10.7	Retention Agreement with Adam D. May dated January 13, 2023	Exhibit 10.1 to Form 8-K filed January 19, 2023

**10.8	Letter Agreement with Adam D. May, dated May 24, 2023	Exhibit 10.2 to Form 8-K filed May 25, 2023

**10.9	Employment Agreement with Zackery A. Weber dated September 10, 2021	Exhibit 10.1 to Form 8-K filed September 16, 2021

**10.10	Retention Agreement with Zackery A. Weber dated January 13, 2023	Exhibit 10.2 to Form 8-K filed January 19, 2023

**10.11	Letter Agreement with Zackery A. Weber dated August 4, 2023	Exhibit 10.1 to Form 8-K filed August 9, 2023

**10.12	Employment Agreement with Randy Uglem dated March 31, 2023	Exhibit 10.3 to Form 10-Q for the three months ended March 31, 2023

**10.13	2013 Omnibus Stock and Incentive Plan, as amended	Exhibit 10.2 to Form 8-K filed December 2, 2016

**10.14	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock and Incentive Plan	Exhibit 10.1 to Form 8-K filed August 23, 2013

**10.15	2018 Equity Incentive Plan	Exhibit 99.1 to Registration Statement on Form S-8, Reg. No. 333-226670

**10.16	Employee Stock Purchase Plan, as amended	Exhibit 99.2 to Registration Statement on Form S-8, filed August 8, 2018

**10.17	Deferred Compensation Plan for Directors	Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2018

**10.18	Form of Retention Agreement	Exhibit 10.2 to Form 8-K filed September 16, 2021

**10.19	Form of Annual Cash Incentive Compensation Agreement for fiscal year ending December 31, 2022	Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2022

10.20	Bridge Loan Agreement, dated February 22, 2024, by and between Botman Bloembollen B.V., W.F. Jansen, H.J. Strengers, Tulp 24.1, LLC, Tulipa Acquisitie Holding B.V. and the Company	Exhibit 10.1 to Form 8-K filed February 26, 2024

10.21	Bridge Loan Agreement, dated February 22, 2024, by and between Botman Bloembollen B.V. and Tulipa Acquisitie Holding B.V.	Exhibit 10.2 to Form 8-K filed February 26, 2024

*10.22

Credit Agreement, dated February 20, 2024, by and among the Company, TULP 24.1, LLC, Tulipa Acquisitie Holding B.V., Bloomia B.V., Fresh Tulips USA, LLC, and Associated Bank, N.A., a national banking association

Exhibit 10.3 to Form 8-K filed February 26, 2024

10.23	Amended and Restated Limited Liability Company Agreement, dated February 22, 2024, by and among the Company, Tulp 24.1, LLC and Werner F. Jansen	Exhibit 10.4 to Form 8-K filed February 26, 2024

10.24	Management Services Agreement, dated February 22, 2024, by and between the Company and Tulp 24.1, LLC	Exhibit 10.5 to Form 8-K filed February 26, 2024

10.25	Lease Agreement, dated July 1, 2021, by and between Horti-Group, LLC and Fresh Tulips USA, LLC dba Bloomia	Exhibit 10.6 to Form 8-K filed February 26, 2024

+21.1	List of Subsidiaries

+23.1	Consent of Independent Registered Public Accounting Firm

+23.2	Consent of Independent Registered Public Accounting Firm

+24.1	Powers of Attorney

+31	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

++32	Section 1350 Certifications

+97	Compensation Recoupment Policy

+101

The following materials from Lendway Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 are filed herewith, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

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

**    Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

+     Filed herewith.

++   Furnished herewith.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lendway, Inc.

By:	/s/ Randy D. Uglem
Randy D. Uglem
President and Chief Executive Officer

Dated: April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy D. Uglem	President, Chief Executive Officer and Secretary	April 1, 2024
Randy D. Uglem	(principal executive officer)

/s/ Zackery A. Weber	Vice President of Finance	April 1, 2024
Zackery A. Weber	(principal financial and accounting officer)

*	Chairman of the Board, Director	April 1, 2024
Mark R. Jundt

*	Director	April 1, 2024
Mary H. Herfurth

*	Director	April 1, 2024
Chad B. Johnson

*	Director	April 1, 2024
Matthew R. Kelly

*	Director	April 1, 2024
Daniel C. Philp

*	Director	April 1, 2024
Nicholas J. Swenson

* Randy D. Uglem, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to Powers of Attorney duly executed by such persons.

By:	/s/ Randy D. Uglem
Randy D. Uglem
Attorney-in-fact

