Form 10-K/A
period 2023-12-31
LENDWAY, INC.
filed 2024-04-29
CIK 875355

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was approximately $6,688,000 based upon the price of the registrant’s Common Stock on such date.

Number of shares outstanding of Common Stock, $.01 par value, as of March 27, 2024 was 1,742,599.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Lendway, Inc. for the year ended December 31, 2023 that was originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement on or before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC made after the Original Filing.

2

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

Werner F. Jansen has served as the Chief Executive Officer of Bloomia B.V. since June 2022. Previously, he served as General Manager of Fresh Tulips USA, LLC, then a wholly owned subsidiary of Bloomia B.V. comprising its U.S. operations, from 2018 to June 2022. From 2016 to 2022, he served as Director of Information and Communications Technology (ICT). Born and raised in the Netherlands, Mr. Jansen holds a Bachelor of Arts degree in International Management from University of Westminster, UK and a Master of Art degree in Finance and Management from Cranfield University, UK. Over the past 12 years, Mr. Jansen has developed a broad set of skills at the Bloomia level and has developed a strategic view of the cut flower industry globally and a vision for Bloomia’s growing role in the cut tulips market.

There are no family relationships among any of the executive officers and directors of the Company.

Information about our Directors

As of the date of filing this Form 10-K, our board of directors was comprised of the following individuals:

Director & Nominee	Age	Position	Director Since
Mark R. Jundt	43	Director, Chairman of the Board	2022
Mary H. Herfurth	62	Director	2023(1)
Chad B. Johnson	53	Director	2020
Matthew R. Kelly	48	Director	2023(1)
Daniel C. Philp	39	Director	2022
Nicholas J. Swenson	55	Director	2021(2)

____________

(1)     Ms. Herfurth and Mr. Kelly were elected as directors in July 2023.

(2)     Mr. Swenson also served as a director of the Company from November 2014 to March 2016

Mark R. Jundt has served as General Counsel & Corporate Secretary of Air T, Inc. (Nasdaq: AIRT) since 2018. Prior to that role, Mr. Jundt oversaw the Global Litigation function at CHS Inc., a Fortune 100 grain and energy company. Mr. Jundt has extensive experience in corporate governance, mergers and acquisitions, and litigation. He holds a Bachelor of Business Administration from North Dakota State University and a law degree from Hamline University. Mr. Jundt’s experience as the chief legal officer at a public company provides important insight for our board of directors.

Mary H. Herfurth is the owner of Bank Advantage Consulting, LLC, a position she has held since 2008. She serves on the boards of directors for Grove Bank; Park State Bank; and Park Financial Group, Inc., a holding company for Park State Bank. From 2008 to 2015 she also served as a principal and franchisee of Interface Financial Group. Previously she served as a trading analyst and then product manager at GMAC-RESCAP, credit risk manager at Fingerhut and as a national bank examiner in the Office of the Comptroller of the Currency. Ms. Herfurth holds a Bachelor of Science from St. Cloud State University and an MBA – Finance from the University of Minnesota – Carlson School. Ms. Herfurth’s experience as a bank regulator and an evaluator of credit from both bank and non-bank lending perspectives is valuable and relevant in overseeing financial and accounting functions, our non-bank lending business, and our credit facility and indebtedness following the acquisition of Bloomia B.V.

Chad B. Johnson is a seasoned executive with extensive leadership experience at Fortune 250 companies. With over 20 years of consumer-packaged goods, food, retail, and fresh supply chain and logistics experience. Mr. Johnson has helped drive growth in marketing, new product development, brand expansion and general management roles. Most recently, Mr. Johnson led global marketing teams for two of C.H. Robinson’s five operating divisions, generating new business, and leading teams on five continents. Prior to that role, Mr. Johnson was a Business Unit Director for General Mills Inc., leading businesses in five operating segments. He brings a unique mix of B2B and B2C industry expertise coupled with demonstrated success in new business development. He holds a Bachelor of Arts degree in Economics and Chemistry from St. Olaf College and an MBA from the University of Minnesota. His marketing, general management and business integration experience brings strategic insight to the board of directors as the Company enters a new phase of growth.

Matthew R. Kelly founded and has served as portfolio manager at MRKF Capital, an investment management firm, since May 2020. Previously he was a director and trader at First Eagle Investment Management (formerly THL Credit Inc.) from 2017 to May 2020 and a Vice President and Senior Credit Analyst from 2006 to 2017. He holds a Bachelor of Science from Miami University and an MBA from the University of Wisconsin. Mr. Kelly’s extensive experience as a credit analyst allows him to provide important insight for our board of directors as we seek to grow our business.

Daniel C. Philp has served as Senior Vice President of Corporate Development at Air T, Inc. (Nasdaq: AIRT) since 2014. In this role Mr. Philp oversees the investigation of new business lines, acquisition targets and other strategic initiatives for Air T. Prior to that role, Mr. Philp worked as an Event Driven/Special Situations investment analyst/trader for Whitebox Advisors, where he was responsible for generating and evaluating non-market correlated investment opportunities as well as structured convertible PIPE (Private Issuance of Public Equity) transactions. Mr. Philp holds a BA from St. John’s University. Mr. Philp’s experience with developing and executing transactions provides important insight, especially as we continue to explore strategic options.

Nicholas J. Swenson has served as President and Chief Executive Officer of Air T, Inc. (Nasdaq:AIRT) since 2014, having previously served in those roles on an interim basis since 2013. Mr. Swenson is also the managing member of AO Partners, LLC, which is the general partner of AO Partners I, L.P. Mr. Swenson has served on the boards of directors of Air T, Inc. since 2013, Pro-Dex, Inc. since 2012 and Delphax Technologies Inc. since 2015. Nick previously served as a portfolio manager and partner of Whitebox Advisers, LLC; as a distressed debt analyst at Varde Partners; and as a financial institutions investment banker at Piper Jaffray, Inc. He has a BA in History from Middlebury College and an MBA from the University of Chicago. Mr. Swenson’s experience in general management and capital allocation are relevant to the Company.

Committees of the Board of Directors

The current membership of the Board’s standing committees is set forth in the following table.

Director	Audit	Governance, Compensation and Nominating	Independent Director
Mark R. Jundt		Member	✓
Mary H. Herfurth	Chair		✓
Chad B. Johnson	Member		✓
Matthew R. Kelly	Member		✓
Daniel C. Philp		Member	✓
Nicholas J. Swenson		Chair	✓

Audit Committee

Independence; Qualifications. Each of the members of the Audit Committee is an “independent director” as that term is defined by the Nasdaq Rules and “independent” as that term is defined by Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The Board has also determined that Ms. Herfurth has acquired the attributes necessary to qualify her as an “audit committee financial expert,” as that term is defined by the rules of the SEC. The determination for Ms. Herfurth was based primarily on experience analyzing and evaluating financial statements as a bank regulator and an evaluator of credit from both bank and non-bank lending in previous positions with The Office of the Comptroller of the Currency, Interface Financial Group, GMAC-RESCAP and Fingerhut.

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

Code of Ethics/Code of Conduct

We have in place a “code of ethics” within the meaning of Item 406 of Regulation S-K, which is applicable to our senior financial management, including specifically our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is available on our website (www.lendway.com) under the “Corporate Governance” caption. We intend to satisfy our disclosure obligations regarding any amendment to, or a waiver from, a provision of this code of ethics by posting such information on the same website.

Item 11. Executive Compensation

Compensation of Named Executive Officers

Summary Compensation Table

The following table sets forth information about all compensation (cash and non-cash) awarded to, earned by or paid to our Chief Executive Officer and Chief Financial Officer serving at the end of fiscal 2023 (collectively, our “Named Executive Officers”) for the fiscal years ended December 31, 2023 and 2022.

Name and Position	Year	Salary(a)	Bonus(b)	Non-Equity Incentive Plan Compensation	All Other Compensation(c)		Total
Randy D. Uglem(d)	2023	$146,923	$67,500		$2,204		$216,627
President and Chief Executive Officer

Zackery A. Weber	2023	$160,000	$120,500		$4,298		$284,798
Vice President of Finance	2022	$158,558	$55,000	$54,546	$3,203		$271,307

Kristine A. Glancy(e)	2023	$216,990	$257,402		$930,875	(f)	$1,405,267
Former President, Chief Executive Officer and Secretary	2022	$314,600	$200,000	$178,752	$4,575		$697,927

Adam D. May(g)	2023	$134,739	$195,000		$175,830	(h)	$505,569
Former Chief Growth Officer	2022	$220,000	$165,000	$147,502	$14,655	(g)	$547,157

________________

(a)	Actual amounts paid, based on the number of payroll periods during the applicable fiscal year.
(b)	Amount shown represents retention bonus payouts approved by GCN Committee, as discussed below.
(c)	Amounts shown represent employer 401(k) contribution match.
(d)	Mr. Uglem’s employment with the Company started on March 31, 2023.
(e)	Ms. Glancy departed all positions with the Company on August 31, 2023.
(f)	Includes $296,725 severance and $629,200 additional payment in connection with her departure pursuant to a change in control agreement.
(g)	Mr. May departed all positions with the Company on August 3, 2023.
(h)	Includes $165,000 severance and an annual car allowance.

Fiscal 2023 Executive Compensation

The principal components of compensation for the Named Executive Officers were: (i) base salary; (ii) non-equity incentive compensation in the form of an annual cash bonus, and (iii) retention bonus arrangements. These components of compensation are summarized below, followed by a description of each Named Executive Officer’s individual agreements with the Company and the compensation received thereunder.

Base Salaries

Base salaries for each of our Named Executive Officers were initially established based on arm’s-length negotiations with the applicable executive. The GCN Committee reviews each executive officer’s salary at least annually. When negotiating or reviewing base salaries, the committee considers market competitiveness based on the experience of its members, the executive’s expected future contributions to our success and the relative salaries and responsibilities of our other executives, in addition to any applicable terms of any employment agreement with the executive. During 2023, no changes were made to any Named Executive Officer’s annual base salary.

Cash Incentive Compensation

Executive Incentive Plan

In December 2022, the Board, as recommended by its Governance, Compensation and Nominating Committee (the “GCN Committee”), approved the 2023 Executive Cash Incentive Plan (the “2023 Cash Plan”). Members of the Company’s senior management, including all three of the Company’s executive officers, Ms. Glancy, Mr. May, and Mr. Weber participated in the 2023 Cash Plan.

The 2023 Cash Plan provided that Ms. Glancy, Mr. May and Mr. Weber were eligible to receive a potential payout based solely on the Company’s performance against target operating income/loss, inclusive of all compensation expenses, excluding expenses specific to any actions taken in review of strategic alternatives, expense/income coming from changes in the Company’s share price, and adjustments to sales tax. The total target cash payments under the 2023 Cash Plan for Ms. Glancy were equal to 50% of her base salary and the potential payouts, if any, ranged from a threshold of 5% to a maximum of 75% her base salary. The total target cash payments under the 2023 Cash Plan for Mr. May were equal to 59% of his base salary and the potential payouts, if any, ranged from a threshold of 6% to a maximum of 89% his base salary. The total target cash payments under the 2023 Cash Plan for Mr. Weber were equal to 30% of his base salary and the potential payouts, if any, ranged from a threshold of 3% to a maximum of 45% his base salary. All bonus calculations under the 2023 Cash Plan were subject to review and final approval by the GCN Committee prior to payment.

For 2023, the GCN Committee established a target operating income excluding expenses specific to any actions taken in review of strategic alternatives, expense/income coming from changes in the Company’s share price, and adjustments to sales tax, and approved the following schedule of potential payments under the Executive Incentive Plan:

Pre-Bonus Income Level	Operating Income (Loss)	Percent of Target Variable Compensation
<($2,487,573)	<($2,542,415)	0%
($2,487,574) – ($1,445,582)	($2,542,416) – ($1,993,999)	10% – 99.99%
($1,445,583) – $1,109,621	($1,994,000) – $286,995	100% – 149.99%
≥ $1,109,622	≥ $286,996	150%

Due to the August sale of the In-Store Marketing Business and year-to-date operating results that were on pace to exceed the Executive Incentive Plan the GCN Committee approved payments equal to 50% achievement of the Executive Incentive Plan, representing payments of $78,650 to Ms. Glancy, $65,000 to Mr. May, and $24,000 Mr. Weber. Additionally for employees hired by TIMIBO, LLC (the “Buyer”) the Company funded an escrow equal to the remaining 50% of the Executive Incentive Plan, to earn the escrowed bonus impacted employees had to remained employed by the Buyer through December 31, 2023.  Mr. May was employed by, and remained employed at December 31, 2023 by the Buyer resulting in an additional bonus payment of $65,000.

Based on an actual operating income of $2,414,000 for 2023, as reported in Part II, Item 8, of the Original Filing the GCN Committee approved and awarded a payment of $48,000 to Mr. Weber, for a total award, inclusive of the $24,000 awarded with the sale of the In-Store Marketing Business, representing 150% of his target variable compensation.

CEO Bonus Arrangement

Mr. Uglem’s bonus arrangement for 2023 provided that he was eligible to receive a potential payout based on achievement of performance targets established by the Board and prorated based on the period of his employment with the Company.  Mr. Uglem’s total cash payments under his bonus arrangement were equal to 45% of his base salary and the potential payouts, if any ranged from a threshold of 0% to a maximum 45%.  For 2023 the Board determined Mr. Uglem satisfied all performance targets in full and awarded him a pro-rated payment of $67,500.

Retention Bonus Arrangements

In January 2023, the GCN Committee approved retention bonus opportunities for certain key employees, including Mr. May and Mr. Weber, with potential payouts of $130,000 and $48,000, respectively. The bonuses were conditioned upon being continuously employed by the Company through December 31, 2023. If their employment with the Company had ended as a result of Change in Control (as defined in the 2018 Plan) prior to December 31, 2023, the bonuses would be paid out in full. These 2023 retention bonuses were paid in full in 2023 as a result of the sale of the In-Store Marketing Business. The retention bonuses approved in January 2023 were awarded to encourage certain key employees to maintain employment through the Company’s strategic alternatives processes that was completed in August 2023.

Effective August 4, 2023, the Company entered into a letter agreement with Mr. Weber, amending certain terms of his employment agreement and his existing retention letter agreement from January 2023 to, among other things payout his January retention bonus no later than August 7, 2023; and provide for an additional retention bonus of $150,000. Mr. Weber was eligible to earn the second retention bonus if (1) the Company timely filed its annual report on Form 10-K for the fiscal year ending December 31, 2023 and (2) he remained employed by the Company through at least March 31, 2024 or such later date on which the annual report is timely filed. If the Company had terminated Mr. Weber’s employment without cause before such payment date, then he would have received the second retention bonus payment, subject to his signing and not rescinding a release of claims. The second retention payment was paid in full in April 2024.

Severance and Change in Control Arrangements with Named Executive Officers

The Company is party to employment agreements with Mr. Uglem and Mr. Weber.

Each employment agreement provides that the employee will receive an established annual base salary, subject to increase from time to time, target incentive compensation awards, and participation in customary benefit plans and programs. In addition, in the event of the employee’s involuntary termination without cause or voluntary termination with good reason, provided that the employee signs a release and agrees to post-termination restrictive covenants, she or he will be eligible to receive accrued and unpaid compensation as well as the following severance pay and benefits: (1) the annual incentive compensation they would have been entitled to receive for the year in which their termination occurs as if they had continued until the end of that fiscal year, determined based on the Company’s actual performance for that year relative to any applicable performance goals, prorated for the number of days in the fiscal year through the termination date and generally payable in a cash lump sum at the time such incentive awards are payable to other participants; (2) a percentage ( 50% for Mr. Uglem and Mr. Weber) of their annual base salary as in effect at the time of termination, payable in a single lump sum payment no later than 60 days following the termination date; and (3) welfare benefit continuation for six months for Mr. Uglem and for three months for Mr. Weber following termination. In the event of death, disability, involuntary termination for cause or voluntary termination without good reason, each will be entitled to accrued and unpaid compensation as provided in the Employment Agreement.

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

Both of the employment agreements define “good reason” to include demotion, reduction in salary or benefits, and certain other events.

Mr. May was entitled to severance of $165,000 due to his termination from the Company per the terms of his employment and change in control agreements.

Ms. Glancy was entitled to severance of $925,925 due to her termination from the Company per the terms of her employment and change in control agreements.

Compensation of Non-Employee Directors

The following table summarizes the compensation paid to our non-employee directors for 2023.

Name	Fees Earned or Paid Cash(1)
Jacob J. Berning(2)	$12,833
Mary H. Herfurth(3)	$9,167
Chad B. Johnson	$17,000
Mark R. Jundt	$19,083
Matthew R. Kelly(3)	$7,083
Daniel C. Philp	$17,000
Nicholas J. Swenson	$19,083
Loren A. Unterseher(4)	$15,667

(1)

Reflects annual board retainer and fees for attending Board, committee and conference call meetings earned during 2023 inclusive of amounts related to the Director Deferred Compensation Plan for Director. As of December 31, 2023, the following directors held shares under the plan: Mr. Berning held 11,751 shares, Ms. Herfurth held 1,878 shares, Mr. Johnson held 7,001 shares, Mr. Kelly held 1,450 shares, Mr. Philp held 2,846 shares, Mr. Swenson held 3,274 shares and Mr. Unterseher held 10,631 shares.

(2)	Mr. Berning ceased service as a director on July 27, 2023.
(3)	Ms. Herfurth and Mr. Kelly were elected to the Board on July 27, 2023.
(4)	Mr. Unterseher ceased service as a director on September 30, 2023.

In 2023, non-employee directors received an annual cash retainer of $17,000 per year of service and the Chairman of the Board and each Committee Chair were eligible to receive an additional annual cash retainer of $5,000.

In 2022, Jacob Berning, Chad Johnson and Loren Unterseher, each a non-employee director, received a restricted stock unit grant of shares of common stock based on a target grant date fair value of $15,000. These restricted stock grants were made on August 4, 2022 pursuant to the 2018 Plan. Each non-employee director was granted 1,562 restricted stock units, which amount was based on a closing price of $9.60 for a share of the Company’s common stock on the date of grant as reported by The Nasdaq Stock Market. Each restricted stock unit vested and settled in a share of common stock on July 26, 2023.

Director Deferred Compensation

Mary Herfurth, Chad Johnson, Mark Jundt, Matthew Kelly, Daniel Philp and Nicholas Swenson, each a non-employee director are eligible to participate in our director deferred compensation plan (the “Director Deferred Compensation Plan”), which allows a director to make voluntary deferrals of up to 100% of their annual cash retainer and any additional committee chair cash retainer. The Company does not match any contributions to the Director Deferred Compensation Plan. Deferred cash retainer amounts, if any, are deemed to be invested in common stock equivalents having a value equal to the deferred cash retainer amounts based on the fair market value of a share of our common stock on the dates such amount would have otherwise been paid to the participant. Dividends, if any, accrued on such common stock equivalents are deemed to be similarly deferred and credited to the director’s deferred stock account. A participating director will receive a distribution of their deferred stock account, consisting of one share of stock for each common stock equivalent credited to their deferred stock account as of the date of distribution, as soon as practicable following the director’s separation from service as a director of the Company.

Section 5.9 of the Director Deferred Compensation Plan provides that, in the event a “change in control” of the Company occurs, each director will receive a lump sum distribution of cash equal to the value of all common stock equivalents credited to such director’s account as of the immediately preceding quarterly payment date based on the highest “fair market value” during the 30 days immediately preceding the change in control. As defined in the Plan, a “change in control” includes, among other things, a consummation of an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets subject to certain exceptions. However, the Board waived applicability of Section 5.9 of the Plan with respect to the completion of the sale of our legacy in-store marketing business. Accordingly, the Director Deferred Compensation Plan is expected to continue to remain in place under its current terms and conditions.

Outstanding Equity Awards at Fiscal Year End.

The following table sets forth summary information regarding the outstanding equity awards held by our Named Executive Officers at December 31, 2023. The market value of restricted stock units that had not vested equals $7.81, which was the closing price of a share of our common stock on that date.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Zackery A. Weber	5/21/2014	1,463	–	$15.54	05/21/2024

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table presents certain information regarding our equity compensation plans, the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”), the 2018 Plan and our Employee Stock Purchase Plan, as of December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	1,463	(1)	$15.54	125,620	(2)
Equity compensation plans not approved by security holders	–		–	–
Total	1,463		$15.54	125,620

(1)	Includes 1,463 shares subject to options outstanding under the 2013 Plan. There were no awards outstanding under the 2018 Plan.
(2)

Includes 22,945 shares available for issuance under our Employee Stock Purchase Plan and 102,675 shares available for issuance pursuant to future awards under the 2018 Plan. The Company maintains the Employee Stock Purchase Plan, pursuant to which eligible employees, including named executive officers, can contribute up to ten percent of their base pay per year to purchase shares of Common Stock. The shares are issued by the Company at a price per share equal to 85% of market value on the first day of the offering period or the last day of the plan year, whichever is lower.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information provided to the Company as to the beneficial ownership of common stock as of April 25, 2024, by: (i) persons known to the Company to hold 5% or more of such stock; (ii) each of the directors and nominees of the Company; (iii) each of the Named Executive Officers; and (iv) all directors, nominees and current executive officers as a group. The address of each director and executive officer is 5000 West 36th Street, Suite 220, Minneapolis, Minnesota 55416. Beneficial ownership includes shares available for purchase under options and subject to settlement under restricted stock units within 60 days after April 25, 2024. Unless otherwise indicated, each person had sole voting power and sole investment power for all such shares beneficially held.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(a)		Percent of Shares
Directors and Named Executive Officers
Mary H. Herfurth	–		–
Chad B. Johnson	5,900		*
Mark R. Jundt	–		–
Matthew R. Kelly	–		–
Daniel C. Philp	–		–
Nicholas J. Swenson	214,456	(b)	12.3%
Randy D. Uglem	–		–
Zackery A. Weber	9,693	(c)	*
All current directors and executive officers as a group (8 persons)	230,049		13.2%

Significant Stockholders
Air T, Inc., et al. (the “Stockholder Group”)	701,275	(d)	40.2%
5930 Balsom Ridge Road
Denver, NC 28037

___________________

*	Less than one percent.
(a)

Does not include 1,878; 7,001; 1,450; 2,846 and 3,274 common stock equivalents held by Ms. Herfurth, Mr. Johnson, Mr. Kelly, Mr. Philp, and Mr. Swenson, respectively, under the Lendway Inc. Deferred Compensation Plan for Directors. These common stock equivalents carry no voting rights and the recipient does not have the right to acquire any underlying shares within 60 days of April 25, 2024.

(b)

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

(c)	Includes 1,463 shares subject to options, which expire on May 21, 2024.
(d)

Includes all shares reported as beneficially owned by Mr. Swenson above. Remaining shares based on Amendment No. 16 to Schedule 13D filed with the SEC on October 15, 2021 by Air T, Inc., Groveland Capital, AO Partners Fund, AO Partners, Glenhurst, and Mr. Swenson, reporting ownership as of October 14, 2021. Mr. Swenson is the Chief Executive Officer and a director of Air T, Inc., which reported having sole dispositive and voting power over 486,8192 shares and disclaims beneficial ownership of the securities held by Groveland, AO Partners Fund, AO Partners, Glenhurst and Mr. Swenson. Mr. Swenson disclaims beneficial ownership of the securities held by Air T, Inc. Shares, if any, held by the Stockholder Group as of the record date for the Annual Meeting in excess of the limitations established by the Minnesota Control Share Acquisition Act, Section 302A.671 of the Minnesota Statutes, may be subject to voting restrictions.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related-Party Transactions

The following is a summary of transactions since January 1, 2021 to which our Company has been a party and in which the amount involved exceeded $120,000, and in which any of our directors, executive officers, or beneficial owners of more than 10% of our capital stock had or will have a direct or indirect material interest, other than the compensation arrangements that are described under the heading “Executive Compensation” above. Except as disclosed below, there were no other such transactions and we do not have any currently proposed transaction or series of similar transactions.

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

Bridge Loan

As previously disclosed, our acquisition of Bloomia B.V. (“Bloomia”) in February 2024 through our subsidiary, Tulp 24.1, LLC (the “U.S. Subsidiary”), was funded in part by $12.1 million cash proceeds pursuant to a bridge loan agreement, dated February 22, 2024 (the “Bridge Loan Agreement”), of which approximately $400,000 was provided by Mr. Jansen, who became an executive officer of the Company in connection with the closing of the acquisition. Interest will accrue and become payable annually on the outstanding balance under the Bridge Loan Agreement, starting at 8% for the first year and increasing 2% upon each of the four anniversaries thereafter. The Company has provided an unsecured guaranty of the obligations of the U.S. Subsidiary under the bridge loan. No interest had been paid under the Bridge Loan Agreement through March 31, 2024. The text of the Bridge Loan Agreement was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on February 26, 2024.

U.S. Subsidiary Ownership

On February 22, 2024, the U.S. Subsidiary adopted an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) among the U.S. Subsidiary, the Company, as the majority member (81.4% ownership interest), and Mr. Jansen, as the sole minority member (18.6% ownership interest). The LLC Agreement provides that the Company is the managing member of the U.S. Subsidiary and holds full and complete discretion to manage and control its business and affairs. The LLC Agreement does not directly provide for compensation to the Company its services as the managing member, but the U.S. Subsidiary will reimburse the Company for all ordinary, necessary and direct expenses incurred when carrying out business for the U.S. Subsidiary. Although the terms of outstanding indebtedness restrict the U.S. Subsidiary’s near-term ability to make distributions, as a member of the U.S. Subsidiary, Mr. Jansen is generally entitled to pro rata participation in distributions subject to any capital account balances or other terms of the LLC Agreement. The text of the LLC Agreement was filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on February 26, 2024.

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

Corporate Governance and Board Matters

The business and affairs of the Company are conducted under the direction of the Board in accordance with the Company’s Articles of Incorporation and Bylaws, federal securities laws and regulations, applicable rules of the Nasdaq Stock Market (“Nasdaq Rules”), Board committee charters and the Company’s Code of Ethics. Members of the Board are informed of the Company’s business through discussions with management, by reviewing Board meeting materials provided to them and by participating in meetings of the Board and its committees, among other activities.

Majority Independent Board

The Nasdaq Rules require that a majority of our Board be “independent directors” as that term is defined in the Nasdaq Rules. Our Board has determined that each of our non-employee directors, namely Mary Herfurth, Chad Johnson, Mark Jundt, Matthew Kelly, Daniel Philp and Nick Swenson are “independent directors.” The Governance, Compensation and Nominating Committee and the Board considered Mr. Swenson’s inclusion in the Shareholder Group, Mr. Jundt’s employment with Air T, Inc., and Mr. Philp’s role as an independent contractor to Air T, Inc. in reaching the conclusion that each is an independent director.

Item 14. Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table shows the fees for services rendered by Boulay PLLP (PCAOB ID 542) and Baker Tilly US, LLP (PCAOB ID 23) for the years ended December 31, 2023 and 2022, respectively.

	2023	2022
Audit Fees(1)	$58,200	$168,000
Total	$58,200	$168,000

_____________________

(1)     Audit Fees represent fees for professional services provided in connection with the audit of the Company’s financial statements and review of quarterly financial statements.

Audit Committee Pre-Approval Policy

The Company’s Audit Committee Charter states that before the principal accountant is engaged by the Company to render audit or non-audit services in any year, the engagement will be approved by the Company’s Audit Committee. All of the fees paid in 2023 and 2022 were pre-approved by the Company’s Audit Committee.

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

________

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2024	Lendway, Inc.

	By:	/s/ Randy D. Uglem
Randy D. Uglem
President and Chief Executive Officer

