Form 10-Q
period 2024-03-31
LENDWAY, INC.
filed 2024-05-21
CIK 875355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to ____________

Commission File Number:  1-13471

LENDWAY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1656308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 West 36th Street, Suite 220, Minneapolis, Minnesota 55416

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

Number of shares outstanding of Common Stock, $.01 par value, as of May 17, 2024 was 1,769,599.

Lendway, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lendway, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024
	2024	December 31,
	(Unaudited)	2023
Assets
Current assets:
Cash and cash equivalents	$5,013,000	$16,077,000
Accounts receivable, net	5,065,000	-
Receivable from escrow account	200,000	200,000
Inventories, net	9,718,000	-
Prepaid expenses and other current assets	2,987,000	52,000
Other current assets related to discontinued operations	115,000	292,000
Total current assets	23,098,000	16,621,000
Property and equipment, net	11,576,000	35,000
Equity-method investment	167,000	-
Goodwill	10,122,000	-
Intangible assets, net	26,712,000	-
Operating lease right-of-use assets	34,060,000	7,000
Finance lease right-of-use assets	22,000	-
Long-term receivable	357,000	-
Note receivable	700,000	-
Other assets	10,000	10,000
Total assets	$106,824,000	$16,673,000

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$2,359,000	$32,000
Accrued compensation	1,825,000	635,000
Accrued expenses and other current liabilities	3,779,000	210,000
Current portion of finance lease liabilities	13,000	-
Current portion of operating lease liabilities	958,000	4,000
Current portion of debt	2,850,000	-
Current liabilities related to discontinued operations	166,000	257,000
Total current liabilities	11,950,000	1,138,000

Long-term liabilities:
Finance lease liabilities, net of current portion	7,000	-
Operating lease liabilities, net of current portion	33,245,000	3,000
Long-term debt, net	34,575,000	-
Deferred tax liabilities, net	9,785,000	-
Total Long-term liabilities	77,612,000	3,000

Commitments and contingencies (Note 12)

Stockholders' equity
Common stock, par value $.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,743,000 at March 31, 2024 and December 31, 2023	17,000	17,000
Additional paid-in capital	16,177,000	16,176,000
Accumulated other comprehensive income	3,000	-
Accumulated deficit	(1,702,000)	(661,000)
Total stockholders' equity attributable to Lendway, Inc	14,495,000	15,532,000
Equity from noncontrolling interest	2,767,000	-
Total Stockholders' equity	17,262,000	15,532,000
Total Liabilities and Stockholders' equity	$106,824,000	$16,673,000

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue, net	$8,033,000	$-
Cost of goods sold	6,139,000	-
Gross profit	1,894,000	-
Sales, general and administrative expenses	3,388,000	628,000
Operating loss	(1,494,000)	(628,000)
Foreign exchange difference, net	(45,000)	-
Interest expense (income), net	225,000	(103,000)
Other expenses, net	9,000	-
Loss from continuing operations before income taxes	(1,683,000)	(525,000)
Income tax (benefit) expense	(347,000)	3,000
Net loss from continuing operations	(1,336,000)	(528,000)
Income from discontinued operations, net of tax	72,000	2,176,000
Net (loss) income including noncontrolling interest	(1,264,000)	1,648,000
Less: Net (loss) income attributable to noncontrolling interest	(223,000)	-
Net (loss) income attributable to Lendway, Inc.	(1,041,000)	1,648,000
Other comprehensive income (foreign currency translation)	3,000	-
Comprehensive (loss) income attributable to Lendway, Inc.	$(1,038,000)	$1,648,000

Net (loss) income per basic and diluted share attributable to Lendway, Inc.:
Continuing operations	$(0.77)	$(0.29)
Discontinued operations	0.04	1.21
Basic and diluted earnings per share	$(0.73)	$0.92

Shares used in calculation of net (loss) income per share:
Basic and diluted	1,743,000	1,798,000

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated		Total
			Additional	Other		Lendway		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
BALANCE DECEMBER 31, 2023	1,743,000	$17,000	$16,176,000	$-	$(661,000)	$15,532,000	$-	$15,532,000
Value of stock-based compensation	-	-	1,000	-	-	1,000	-	1,000
Net loss	-	-	-	-	(1,041,000)	(1,041,000)	(223,000)	(1,264,000)
Other comprehensive income	-	-	-	3,000	-	3,000	-	3,000
Issuance of noncontrolling interests in acquisition	-	-	-	-	-	-	2,990,000	2,990,000
BALANCE MARCH 31, 2024 (Unaudited)	1,743,000	$17,000	$16,177,000	$3,000	$(1,702,000)	$14,495,000	$2,767,000	$17,262,000

BALANCE DECEMBER 31, 2022	1,797,000	$18,000	$16,458,000	$-	$(3,075,000)	$13,401,000	$-	$13,401,000
Issuance of common stock, net	1,000	-	8,000	-	-	8,000	-	8,000
Value of stock-based compensation	-	-	22,000	-	-	22,000	-	22,000
Net income	-	-	-	-	1,648,000	1,648,000	-	1,648,000
BALANCE MARCH 31, 2023 (Unaudited)	1,798,000	$18,000	$16,488,000	$-	$(1,427,000)	$15,079,000	$-	$15,079,000

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Operating Activities
Net (loss) income	$(1,264,000)	$1,648,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	300,000	14,000
Amortization of deferred financing costs	12,000	-
Changes in allowance for doubtful accounts	-	20,000
Stock-based compensation expense	1,000	22,000
Noncash operating lease expense	143,000	-
Deferred income tax (benefit) expense	(505,000)	-
Increase (decrease) in cash resulting from changes in, net of acquisition:
Accounts receivable, net	(1,635,000)	(3,770,000)
Inventories	3,322,000	5,000
Income tax receivable	-	2,000
Prepaid expenses and other current assets	(1,037,000)	(1,084,000)
Accounts payable	263,000	(440,000)
Accrued compensation	(645,000)	-
Accrued expenses and other current liabilities	2,429,000	(137,000)
Deferred revenue	-	(126,000)
Net cash provided by (used in) operating activities of continuing operations	1,384,000	(3,846,000)
Net cash provided by operating activities of discontinued operations	86,000	-
Net cash provided by (used in) operating activities	1,470,000	(3,846,000)

Investing Activities
Purchases of property and equipment	(230,000)	(6,000)
Acquisition of Bloomia, net of cash acquired	(34,178,000)	-
Receipts from note receivable	36,000	-
Net cash used in investing activities	(34,372,000)	(6,000)

Financing Activities
Proceeds from long-term debt	24,000,000	-
Repayments of long-term debt	(1,650,000)	-
Principal payments on finance lease liabilities	(2,000)	-
Payment of financing costs	(513,000)	-
Proceeds from issuances of common stock	-	8,000
Net cash provided by financing activities	21,835,000	8,000

Effect of exchange rate changes	3,000	-
Net decrease in cash and cash equivalents	(11,064,000)	(3,844,000)
Cash and cash equivalents, beginning of period	16,077,000	14,524,000
Cash and cash equivalents, end of period	$5,013,000	$10,680,000

Supplemental cash flow information
Cash paid for interest	$46,000	$-
Noncash purchase consideration - Equity issuance of noncontrolling interest	$2,990,000	$-
Noncash purchase consideration - Seller notes	$15,451,000	$-

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation.

Description of Business. Lendway, Inc. (“the Company”) has evolved into a specialty agricultural (“ag”) and finance company focused on making and managing its ag investments in the United States (“U.S.”) and internationally. On February 22, 2024, the Company, through its majority-owned U.S. subsidiary Tulp 24.1, LLC (“Tulp 24.1”), acquired Bloomia B.V. (“Bloomia”). Subsequent to the purchase of Bloomia, the Company’s primary operations will be that of Bloomia. Bloomia is a significant producer of fresh cut tulips in the U.S. with a presence in the Netherlands and South Africa. As part of consideration for the business combination, the Company issued units of Tulp 24.1 to the continuing CEO of Bloomia, which amounted to 18.6% and is presented as noncontrolling interest in these condensed consolidated financial statements. The remaining 81.4% equity interest of Tulp 24.1 is owned by the Company and the Company is and maintains control of Tulp 24.1 as its sole managing member. Refer to Note 3 for further discussion. The Company has retained its non-bank lending business via its wholly owned subsidiary, Farmland Credit, Inc. (“FCI”), and FCI’s subsidiaries, Farmland Credit FR, LLC and Farmland Credit AV, LLC. As part of its non-bank lending business, the Company operates FarmlandCredit.com, a non-bank lending business that seeks to purchase existing loans and/or originate and fund new loans domestically.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of the Company include all wholly and majority owned subsidiaries of the Company. The operations of Bloomia are included since the date of acquisition. Entities for which the Company owns an interest, does not consolidate, but exercises significant influence, are accounted for under the equity method of accounting and are included in equity method investments within the condensed consolidated balance sheets. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X and do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company’s consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024 (the Form 10-K). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited balance sheet as of December 31, 2023 contained in the Form 10-K; however, certain prior period amounts have been reclassified to conform to current period classification. Reclassifications had no material effect on prior year net income, net income (loss) per share, or stockholders’ equity.

The unaudited condensed consolidated results of operations and comprehensive loss for the three months ended March 31, 2024, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2024, nor for any other future annual or interim period. The tulip sales business tends to be seasonal with spring being the strongest sales season.

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

Recently Issued Accounting Pronouncements. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires enhanced disclosures about significant segment expenses, includes enhanced interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements. The Company will not early adopt, and is currently assessing the impact of ASU 2023-07 on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to expand their income tax disclosures with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes and requires greater detail about significant reconciling items in the reconciliation. Additionally, the amendment requires disaggregated information pertaining to taxes paid, net of refunds received, for federal, state, and foreign income taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued, and allows for either a prospective or retrospective approach on adoption. The Company will not early adopt, and is currently assessing the impact of ASU 2023-07 on its consolidated financial statements and related disclosures.

2. Significant Accounting Policies.

Use of Estimates. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The key estimates made by management include the determination of fair values in conjunction with the acquisition of our majority interest in Bloomia, and the carrying value of inventories, right-of-use assets and lease liabilities, useful lives for property and equipment and intangible assets, and value of income taxes. Actual results could differ from these estimates.

Foreign Currency Transactions. The revenues of the Company and most of its subsidiaries are generated in U.S. dollars. In addition, most of the costs of the Company and most of its subsidiaries are incurred in U.S. dollars. The Company’s management has established that the U.S. dollar is the primary currency of the economic environment in which the Company and most of its subsidiaries operate. Thus, the functional currency of the Company and most of its subsidiaries is the U.S. dollar.

Transactions and balances that are denominated in currencies that differ from the functional currencies have been remeasured into U.S. dollars in accordance with principles set forth in Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters. At each balance sheet date, monetary items denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date, while income and expenses are translated at average exchange rates for the periods presented. All exchange gains and losses from the remeasurement mentioned above are reflected in the condensed consolidated statement of operations as foreign exchange expenses or income, as appropriate.

For subsidiaries whose functional currency has been determined to be other than the U.S. dollar, assets and liabilities are translated at year-end exchange rates, and condensed consolidated statement of operations items are translated at average exchange rates prevailing during the year, and equity is translated at blended historical rates. Resulting translation differences are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

Accounts Receivable, Net. Accounts receivable are presented in the balance sheets at their outstanding balances net of the allowance for credit losses. These receivables are generally trade receivables due in one year or less or expected to be billed and collected in one year. The Company estimates credit losses on accounts receivables in accordance with ASC 326 Financial Instruments - Credit Losses. The Company measures the allowance for credit losses on trade receivables on a collective (pool) basis when similar risk characteristics exist. The estimate for allowance for credit losses is based on a historical loss rate for each pool. Management considers qualitative factors such as change in economic factors, regulatory matters, and industry trends to determine if an allowance should be further adjusted. At March 31, 2024, the Company had an allowance for doubtful accounts of approximately $29,000.

Inventories. Raw materials consist primarily of tulip bulbs, including freight and packaging supplies. Work-in-process consists of tulip stems and bulbs that have rooted. Inventories are stated at the lower of cost, as determined on the first-in, first-out method, or net realizable value. Finished goods and work-in-process include the inventory costs of raw materials, direct labor and normal manufacturing overhead. Abnormal amounts of spoilage are expensed as incurred and not included in overhead.

Property and Equipment, Net. Property and equipment, net are stated at historical cost, less accumulated depreciation and amortization. Bushes refer to peony plants, which accumulate planting and development costs that are capitalized into their basis until they become commercially productive, at which point the asset begins depreciating, and future maintenance costs are expensed as incurred. Planting costs consist primarily of the costs to purchase and plant nursery stock. Development costs consist of cultivation, pruning, irrigation, labor, spraying and fertilization, and interest costs during the development period. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term (including renewals that are reasonably certain to occur) or the estimated useful lives of the improvements. The estimated useful lives of property and equipment are as follows:

Estimated Useful life
Machinery and equipment	5-20 years
Leasehold improvements	15 years
Bushes	7-10 years
Vehicles	5 years
Furniture and fixtures	5-7 years

Long-Lived Assets Impairment Testing. Long-lived assets, which include property, plant and equipment, finite-lived intangible assets subject to amortization, and right-of-use assets are assessed for impairment whenever events or changes in circumstances such as asset utilization, physical change, legal factors or other matters indicate the carrying value of those assets may not be recoverable from future undiscounted cash flows. The impairment test involves comparing the carrying amount of each individual asset-group to the forecasted undiscounted future cash flows generated by that asset group. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. In the event the carrying amount of the asset exceeds the gross undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of an individual asset group’s carrying amount over its fair value and is recognized in the statement of operations in the period that the impairment occurs. The reasonableness of the useful lives of the asset and other long-lived assets is regularly evaluated. During the three months ended March 31, 2024 and 2023, no impairment losses were identified.

Goodwill and Indefinite-lived Assets. Goodwill results from business combinations and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Annually, or if conditions indicate an additional review is necessary, the Company assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if it is necessary to perform the quantitative goodwill impairment test. If the Company performs the quantitative test, it compares the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify potential impairment. The fair value of each reporting unit is estimated using a discounted cash flow model. Where available, and as appropriate, comparable market multiples also used to corroborate the results of the discounted cash flow models. In determining the estimated future cash flow, the Company considers and applies certain estimates and judgments, including current and market projected future levels of income based on management’s plans, business trends, prospects and economic conditions and market-participant considerations. If the estimated fair value of the reporting to unit is less than the carrying value, a goodwill impairment loss is recorded for the difference, up the amount of the total goodwill. During the three months ended March 31, 2024, no impairment losses were identified.

Further, the Company recognized a trade name associated with the Bloomia acquisition that was determined to be an indefinite-lived intangible asset. Annually, or if conditions indicate an additional review is necessary, we test indefinite-lived trade names for impairment. We have the option to first assess qualitative factors to determine whether the fair value of a trade name is “more likely than not” less than its carrying value. If it is more likely than not that an impairment has occurred, we then perform the quantitative impairment test. If we perform the quantitative test, the carrying value of the asset is compared to an estimate of its fair value to identify impairment. The fair value is determined by the relief-from-royalty method, which requires significant judgment. Actual results may differ from assumed and estimated amounts utilized in the analysis. If we conclude an impairment exists, the asset's carrying value will be written down to its fair value. During the three months ended March 31, 2024, no impairment losses were identified.

Equity-Method Investments. Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over the investee. Under the equity method of accounting, the Company records its investments in equity-method investees in the consolidated balance sheets as equity-method investments and its share of investees’ earnings or losses together with other-than-temporary impairments in value, basis differences between the carrying amount and our ownership interest in the underly net assets of the investee, and any gain or loss from the sale of an equity method investment as gain on sale of equity investment in net income of unconsolidated investments in the statement of operations. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

Investments in equity-method investments and joint ventures of immaterial entities are estimated based upon the overall performance of the entity where financial results are not available on a timely basis.

Fair Value. FASB ASC Topic 820, "Fair Value Measurements and Disclosures," (ASC 820), Fair Value Measurements and Disclosures, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The carrying amounts of certain financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other financial working capital items approximate their fair values at March 31, 2024 and December 31, 2023 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.  The carrying amount of debt approximates fair value due to the debt’s variable market interest rate.

Revenue Recognition. The Company accounts for revenue in accordance with FASB Topic 606, “Revenue from Contracts with Customers,” (ASC 606), using the following steps:

•	Identify the contract or contracts, with a customer;
•	Identify the performance obligations in the contract;
•	Determine the transaction price;
•	Allocate the transaction price to performance obligations in the contract; and
•	Recognize revenue when or as the Company satisfies a performance obligation.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; this occurs with the transfer of control of its tulips. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. Revenue from product sales is governed primarily by customer pricing and related purchase orders (“contracts”) which specify shipping terms and the transaction price. Contracts are at standalone pricing. The performance obligation in these contracts is determined by each of the individual purchase orders and the respective stated quantities, with revenue being recognized at a point in time when obligations under the terms of the agreement are satisfied. This generally occurs with the transfer of control of tulips to the customer and the product is delivered.

The Company expenses the incremental costs of obtaining a contract, if the amortization period is one year or less.  These costs are included in sales and marketing expense in the Condensed Consolidated Statement of Operations.

The following table presents revenue disaggregated by customer, as determined by the operational nature of their industry:

Period ended March 31	2024
Supermarket	$7,472,000
Wholesaler	388,000
Other	173,000
Total	$8,033,000

For the period ended March 31, 2024, the Company had three customers that account for 10% or more of the total revenues. These three customers accounted for approximately 47%, 13%, and 11%, respectively for the period ended March 31, 2024. As of March 31, 2024, approximately $3.2 million was due from these three customers. The loss of a major customer could adversely affect the Company's operating results and financial condition.

Cost of Sales. Cost of sales consists primarily of costs to procure, sort, pick, cool and transport bulbs. Additionally, cost of sales includes labor and facility costs related to production operations.

Shipping and Handling. The Company’s shipping and handling costs include costs incurred with third-party carriers to transport products to customers. The costs of out-bound freight are included in the cost of goods sold in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). For the period ended March 31, 2024, the costs of out-bound freight were approximately $546,000.

Advertising Costs. The Company expenses advertising costs as incurred. These costs are included within sales, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). Total advertising expense was approximately $2,000 for the period ended March 31, 2024.

Income Taxes. The Company uses the liability method to account for income taxes as prescribed by ASC 740. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates in the period during which they are signed into law. In determining the Company’s ability to realize its deferred tax assets, the Company considers any available tax planning strategies that could be implemented. Under ASC 740 a valuation allowance is required when it is more likely than not that all or some portion of the deferred tax assets will not be realized due to the inability to generate sufficient future taxable income of the correct character. Failure to achieve previously forecasted taxable income could affect the ultimate realization of deferred tax assets and could negatively impact the Company’s effective tax rate on future earnings.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Interest income or expense/penalties attributable to the overpayment or underpayment, respectively, of income taxes is recognized as an element of our provision for income taxes.

As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, the liability will be reversed, and we will recognize a tax benefit during the period in which it is determined the liability no longer applies. Conversely, the Company records additional tax charges in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

Stock Based Compensation. The Company measures and recognizes compensation expense for all stock-based awards at fair value. Restricted stock units and awards are valued at the closing market price of the Company’s stock on the date of the grant. The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding several complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

During the three months ended March 31, 2024 and 2023, no stock options or restricted stock were issued by the Company. The Company recorded total stock-based compensation expense of $1,000 and $22,000 for the three months ended March 31, 2024 and 2023, respectively.

Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the year.

In determining diluted net income (loss) per share, the Company considers whether the result of the incremental shares would be antidilutive. During the period ended March 31, 2024, the Company was in a net loss position and the result of the potentially dilutive securities was determined to be antidilutive and therefore, no incremental shares are included in any of the per share calculations.

For the period ended March 31, 2024, options to purchase 1,463 shares of common stock with a weighted average exercise price of $15.54, were outstanding and determined to be antidilutive. At March 31, 2023 options to purchase 9,175 shares of common stock with a weighted average exercise price of $13.95 and 6,248 restricted stock units were outstanding and were determined to be antidilutive.

Weighted average common shares outstanding for the three months ended March 31, 2024 and 2023 were as follows:

Three months ended March 31	2024	2023
Denominator for basic net income (loss) per share - weighted average shares	1,743,000	1,798,000
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	-	-
Denominator for diluted net income (loss) per share - weighted average shares	1,743,000	1,798,000

3. Bloomia Acquisition

On February 22, 2024, the Company completed the acquisition of a majority interest in Bloomia and its subsidiaries (the “Acquisition”). The Acquisition was completed by the Company through its wholly owned subsidiaries, Tulp 24.1 and Tulipa Acquisitie Holding B.V. (“Tulipa”), pursuant to an Agreement for the Sale and Purchase of Shares by and among Tulp 24.1, Tulipa, Botman Bloembollen B.V., W.F. Jansen (“Jansen”), and H.J. Strengers, and Lendway, as the Guarantor. Jansen will continue to serve as chief executive officer of Bloomia following the Acquisition. As a result of the Acquisition, Tulp 24.1 became the holder of 100% of the ownership interests of Bloomia.

The acquisition has been accounted for in accordance with ASC Topic 805, "Business Combinations", using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to the net identifiable tangible and intangible assets of Bloomia acquired, based on their fair values at the date of the acquisition.

The acquisition was funded through a combination of debt and cash on hand. The total consideration transferred for the Bloomia acquisition was $53,360,000. Consideration comprised of $34,919,000 of cash paid, $15,451,000 of seller bridge loans in lieu of cash, and $2,990,000 of equity issued of Tulp 24.1 which is reflected as noncontrolling interest within these condensed consolidated financial statements. Following the noncontrolling equity issued, the Company owns 81.4% of Tulp 24.1 and the CEO of Bloomia owns the remaining 18.6%. Refer to Note 9 for further discussion on the debt used to finance the Acquisition.

Provisional fair value measurements were made for acquired assets and liabilities, and adjustments to those measurements may be made in subsequent periods as information necessary to complete the fair value analysis is obtained. The fair value measurements associated with working capital and the allocation of certain intangible assets are preliminary as of the date these financial statements are available to be issued. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

Fair value of purchase consideration
Cash consideration	$34,919,000
Equity in subsidiary issued (noncontrolling interest)	2,990,000
Seller bridge loans	15,451,000
Total fair value of consideration	$53,360,000

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$739,000
Accounts receivable	3,430,000
Inventories	13,040,000
Prepaid and other	1,773,000
Property and equipment	11,453,000
Intangible assets	26,870,000
Equity method investment	167,000
Finance lease - right of use assets	22,000
Operating lease - right of use assets	34,289,000
Other assets	1,094,000
Total assets acquired	92,877,000

Accounts payable	2,064,000
Accrued expenses	2,974,000
Finance lease liabilities - current	13,000
Operating lease liabilities - current	945,000
Finance lease liabilities - long-term	9,000
Operating lease liabilities - long-term	33,344,000
Deferred tax liabilities	10,290,000
Total liabilities assumed	49,639,000
Net identifiable assets acquired	43,238,000
Goodwill	10,122,000
Total consideration transferred	$53,360,000

The goodwill recognized is primarily attributable to the growth potential of the Company and is not deductible for tax purposes. The fair value of customer relationships was estimated using a discounted present value income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The fair value of the trade names was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on the hypothetical royalty stream that would be received if the Company were to license the trade name and was based on expected revenues. The useful life of the customer relationships was determined considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of the customer relationships. The issued equity of the subsidiary, now reflected as noncontrolling interest was valued considering the total value of the acquired company and comparing that to the rollover value of the shares being converted.

Revenue, net and net income for Bloomia since the date of acquisition included in the condensed consolidated statement of operations for three months ended March 31, 2024 were approximately $8,033,000 and $1,091,000, respectively.

Unaudited pro forma information has been prepared as if the acquisition had taken place on January 1, 2023. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transaction actually taken place on January 1, 2023, and the unaudited pro forma information does not purport to be indicative of future financial operating results. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisitions. In accordance with ASC 250-10, the Company is unable to provide unaudited pro forma information for revenue and net earnings for the three months ended March 31, 2023 due to lack of available information during the period prior to ownership. Unaudited pro forma information for the three months ended March 31, 2024 is as follows:

Revenue, net	$14,173,000
Net Income	2,377,000

The Company incurred approximately $1,542,000 of acquisition-related costs that were expensed during the three months ended March 31, 2024. These costs are included in sales, general and administrative expenses in the condensed consolidated statements of operations.

4. Sale of In-Store Marketing Business and Presentation as Discontinued Operations.

On August 3, 2023, the Company completed the sale of certain assets and certain liabilities relating to the Company’s In-Store Marketing Business for a price of $3.5 million to TIMIBO LLC, an affiliate of Park Printing, Inc. (the “Buyer”) under an Asset Purchase Agreement (the “Purchase Agreement”). The Company retained accounts receivable, as well as cash, cash equivalents and marketable securities. The cash consideration for the sale was subject to a post-closing adjustment. The final purchase adjustment for the net balance was to reduce the cash consideration by $1.5 million, with the Company retaining an equal amount of cash that had been received for unexecuted programs. Under the Purchase Agreement, $200,000 was escrowed for a twelve-month period for any future claims, as defined in the Purchase Agreement, by the Buyer against the Company.

The results of the In-Store Marketing Business have been presented as discontinued operations and the related assets and liabilities have been classified as related to discontinued operations, for all periods presented. The carrying amounts of major classes of assets and liabilities that were reclassified as related to discontinued operations on the Consolidated Balance Sheets were as follows:

	March 31,	December 31,
	2024	2023
Current Assets:
Accounts receivable, net	$115,000	$292,000
Current assets related to discontinued operations	$115,000	$292,000

Current Liabilities:
Accounts payable	$-	$7,000
Sales tax	111,000	169,000
Accrued liabilities	55,000	81,000
Current liabilities related to discontinued operations	$166,000	$257,000

Results of discontinued operations are summarized below:

Three Months Ended March 31	2023
Net services revenues	$12,831,000

Cost of services	9,911,000
Gross Profit	2,920,000

Operating Expenses:
Selling	364,000
Marketing	296,000
General and administrative	93,000
Total Operating Expenses	753,000

Operating Income	2,167,000

Other income	9,000
Income from discontinued operations before income taxes	2,176,000
Income tax benefit	-
Income from discontinued operations, net of tax	$2,176,000

The Company collected the remaining accounts receivable from the discontinued operation in April 2024. For the three months ended March 31, 2024, the Company recognized approximately $72,000 of benefit in sales, general and administrative expense of discontinued operations from the reduction in the accrual for sales tax due to the expiration of the statute of limitations.

5. Inventories.

Inventories at March 31, 2024 consisted of the following:

Finished goods	$412,000
Work-in-process	3,302,000
Raw materials and packaging supplies	6,004,000
Total inventories	$9,718,000

6. Property and Equipment.

Property and equipment at March 31, 2024 consisted of the following:

Machinery and equipment	$11,069,000
Leasehold improvements	104,000
Bushes	431,000
Vehicles	353,000
Furniture and fixtures	212,000
Property and equipment, gross	12,169,000
Less: accumulated depreciation	(593,000)
Property and equipment, net	$11,576,000

At March 31, 2024, property and equipment, net of $819,000 were located outside of the U.S. Depreciation and amortization expense of property and equipment was $142,000 for the three months ended March 31, 2024, of which $122,000 and $20,000 were recorded within cost of sales and sales, general and administrative expenses, respectively. As of March 31, 2023, total property and equipment, net was $35,000 and depreciation for the three months ended March 31, 2023 was $14,000 which was recorded in sales, general and administrative expenses.

7. Equity Method Investment.

Araucanía Flowers SA (“Araucania”) is based in Chile and serves as a marketing arm for the Company to export its crops to Latin-America countries. Araucanía has two other shareholders that hold 70% of its aggregate issued and outstanding shares. At March 31, 2024, the Company had a 30% equity interest in Araucania with a carrying amount of approximately $167,000. For the period ended March 31, 2024, the equity in net income of Araucania was approximately $nil. As of March 31, 2024, the Company had a note receivable from Araucanía with a balance of $165,000 which is included in Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

The Company had a 50% ownership interest in Horti-Group USA LLC (“Horti-Group”). Horti-Group operates a 45-acre facility near Washington D.C. that the Company utilizes to grow and distribute its tulips to North American customers. On February 9, 2023, the Company sold its interest in Horti-Group to V-Maxx for a sale price of $2,500,000. The sale price was seller-financed via the issuance of an interest-free loan from Fresh Tulips to V-Maxx with an original principal amount $2,500,000. The loan to V-Maxx is to be repaid in 17 monthly instalments of $150,000 for the first 16 months and $100,000 for the last month, with the first payment on April 1, 2023 and the last payment on August 1, 2024. At March 31, 2024, the balance of the loan was $700,000.

8. Goodwill and Other Intangible Assets.

The following table summarizes the changes in goodwill:

Balance as of January 1, 2024	$-
Goodwill resulting from the Bloomia Acquisition	10,122,000
Balance as of March 31, 2024	$10,122,000

Other intangible assets and related amortization are as follows at March 31, 2024:

	Cross Carrying Amount	Useful Life (Years)	Accumulated Amortization	Net Carrying Amount
Tradename	$8,570,000	Indefinite	$-	$8,570,000
Customer relationships	18,300,000	12	158,000	18,142,000
	$26,870,000		$158,000	$26,712,000

For the three months ended March 31, 2024 amortization of intangible assets expensed to operations was $158,000. The weighted average remaining amortization period for intangible assets as of March 31, 2024 approximately 11.9 years.

Remaining estimated aggregate annual amortization expense is as follows:

Remainder of 2024	$1,144,000
2025	1,525,000
2026	1,525,000
2027	1,525,000
2028	1,525,000
Thereafter	10,898,000
Total	$18,142,000

9. Debt.

The components of debt at March 31, 2024 consisted of the following:

Credit Agreement - term loan	$18,000,000
Credit Agreement - revolving credit facility	6,000,000
Notes payable	13,800,000
37,800,000

Less: unamortized debt issuance costs	(375,000)

Total debt	37,425,000

Less current maturities	(2,850,000)

Long term debt, net of current maturities	$34,575,000

To finance the Bloomia acquisition, the Company entered into a revolving credit and term loan agreement (the “Credit Agreement”), with Tulp 24.1 as the borrower (the “Borrower”) for a $18,000,000 term loan and a $6,000,000 revolving credit facility. The revolving credit facility may be used by the Company for general business purposes and working capital, subject to availability under a borrowing base consisting of 80% of eligible accounts receivable and generally 50% of eligible inventory. Borrowings under the Credit Agreement bear interest at a rate per annum equal to Term SOFR for an interest period of one month plus 3.0%. In addition to paying interest on the outstanding principal under the Credit Agreement, the Borrower is required to pay a commitment fee of 0.50% on the unutilized commitments under the revolving credit facility. The obligations under the Credit Agreement are secured by substantially all of the personal property of the Borrower and its subsidiaries. The Company provided an unsecured guaranty of the obligations of the Borrower under the Credit Agreement. Commencing with the fiscal quarter ending on March 31, 2024, the Credit Agreement will require the Borrower and its subsidiaries to maintain (a) a minimum fixed charge coverage ratio of not less than 1.25 to 1.00 and (b) a maximum senior cash flow leverage ratio of 3.0 to 1.0 until September 30, 2024, stepping down to 2.00 to 1.00 on December 31, 2027, until the maturity date of the Credit Agreement. As of March 31, 2024, the Company was in compliance with these financial covenants. The Credit Agreement contains other customary affirmative and negative covenants, including covenants that restrict the ability of the Borrower and its subsidiaries to incur additional indebtedness, dispose of significant assets, make distributions or pay dividends, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions or grant liens on its assets, subject to certain limitations. The Credit Agreement also contains customary events of default, the occurrence of which would permit the lenders to terminate their commitments and accelerate loans under the Credit Agreement, including failure to make payments under the credit facility, failure to comply with covenants in the Credit Agreement and other loan documents, cross default to other material indebtedness of the Borrower or any of its subsidiaries, failure of the Borrower or any of its subsidiaries to pay or discharge material judgments, bankruptcy of the Borrower or any of its subsidiaries, and change of control of the Company. The term loan is scheduled to be repaid in quarterly installments of $450,000, commencing on June 30, 2024 with a scheduled maturity date of  February 20, 2029. The term loan is subject to additional principal payments under the annual 50% of excess cash flow provision (waived if total net cash flow leverage is less than 2.0x as of fiscal year-end). The scheduled maturity date of the revolving credit facility is February 20, 2029.

As part of the financing of the Bloomia acquisition, the Company entered into notes payable with the sellers. Notes payable for $12,750,000 have a term of five years with a scheduled maturity date of March 24, 2029. The notes payable are subject to additional principal payments based on “excess cash flow” (“excess cash flow” has the same definition as “excess cash flow” used to determine additional principal payments for the term loan under the Credit Agreement). The notes payable initially bear interest at 8% per annum for the first year that increase annually by 2 percentage points. Interest on loans made under the notes payable is payable “in kind” (“PIK”) Interest that is payable “in-kind” is added to the aggregate principal amount on the applicable interest payment date. Additionally, the Company entered into short-term notes payable with the sellers. The short-term notes payable for $2,700,000 had a term of nine calendar weeks after the closing date. The short-term notes payable bear interest at 8%. These notes had an outstanding balance of $1,050,000 at March 31, 2024, and were paid in full after the end of the quarter during April 2024.

As of March 31, 2024, there was $375,000 of unamortized debt issuance costs related to the term loan, net of amortization of $10,000 which has been presented as a direct deduction from long-term debt in the accompanying consolidated balance sheet. As of March 31, 2024, there was $126,000 of deferred financing costs related to the revolving credit facility, net of amortization of $3,000, which has been presented within prepaid expenses and other current assets in the accompanying consolidated balance sheet.

The Company incurred $212,000 of interest expense on the term loans and revolving facility and incurred $125,000 on the seller notes which are included in other (income) expenses, net on the condensed consolidated statements of operations and comprehensive income (loss). The combined aggregate amount of maturities for each of the five years following March 31, 2024, are as follows:

Remainder of 2024	$2,400,000
2025	1,800,000
2026	1,800,000
2027	1,800,000
2028	1,800,000
2029	28,200,000
$37,800,000

10. Leases.

The Company is party to leasing contracts in which the Company is the lessee. These lease contracts are classified as either operating or finance leases. The Company’s lease contracts include land, buildings, and equipment. Remaining lease terms range from 1 to 15 years with various term extension options available. The Company includes optional extension periods and early termination options in its lease term if it is reasonably likely that the Company will exercise an option to extend or terminate early.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term, at the later of the commencement date or business combination date. Because most of the Company’s leases do not provide an implicit rate of return, the discount rate is based on the collateralized borrowing rate of the Company, on a portfolio basis.

The balances for operating and finance leases where the Company is the lessee are presented as follows within the condensed consolidated balance sheets:

March 31,
2024
Operating lease:
Operating lease right-of-use assets, net	$34,060,000

Current portion of operating lease obligations	958,000
Operating lease obligations, net of current portion	33,245,000
Total operating lease liabilities	$34,203,000

Finance lease:
Finance lease right-of-use assets, net	$22,000

Current portion of finance lease obligations	13,000
Finance lease obligations, net of current portion	7,000
Total finance lease liabilities	$20,000

The Company is party to an operating lease agreement with Horti-Group for land and greenhouses in King George, Virginia, United States. The lease commenced on July 1, 2021 and, including a renewal option the Company expects to exercise, ends on December 31, 2038. The Company recognized the following related party balances in the condensed consolidated balance sheets:

March 31,
2024
Operating lease right-of-use assets, net	$33,292,000

Current portion of operating lease obligations	789,000
Operating lease obligations, net of current portion	32,640,000
Total operating lease liabilities	$33,429,000

The components of lease expense are as follows within our condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended March 31,
	2024	2023
Operating lease expense:
Operating lease cost	$449,000	$1,000
Short-term and variable lease cost	86,000	-
Finance lease expense:
Amortization of leased assets	1,000	-
Total lease expense	$536,000	$1,000

The weighted average remaining lease term and weighted average discount rate is as follows:

March 31,
2024
Weighted average remaining lease term (years)
Finance leases	1.61
Operating leases	14.60
Weighted average discount rate applied
Finance leases	3.95%
Operating leases	8.22%

Supplemental cash flow information related to leases where the Company is the lessee is as follows:

	Three Months Ended March 31,
	2024	2023
Operating cash outflows from operating leases	$306,000	$1,000
Financing cash outflows from finance leases	1,000	-
Leased assets obtained in excha nge for operating lease liabilities	34,289,000	-
Leased assets obtained in exchange for finance lease liabilities	22,000	-

As of March 31, 2024, the maturities of the operating and finance lease liabilities are as follows:

	Operating	Finance
	Leases	Leases
Remainder of 2024	$922,000	$4,000
2025	3,723,000	14,000
2026	3,796,000	5,000
2027	3,872,000	-
2028	3,876,000	-
2029	3,798,000	-
Thereafter	39,994,000	-
Total minimum lease payments	$59,981,000	$23,000
Less: imputed interest	(25,778,000)	(3,000)
Total: present value of lease liabilities	$34,203,000	$20,000
Less: current portion	(958,000)	(13,000)
Long-term portion of lease liabilities	$33,245,000	$7,000

11. Income Taxes.

For the three months ended March 31, 2024, the Company recorded an income tax benefit of 20.6% on loss from continuing operations. The rate differs from the federal statutory rate of 21% due to state taxes of 4.7%, valuation allowance change of 17.6% and nondeductible transaction costs and other permanent items of (22.7)%. For the three months ended March 31, 2023, the Company recorded an income tax expense of 0.2% on loss from continuing operations before income taxes. The rate differs from the federal statutory rate of 21% due to state taxes of 3.5%, valuation allowance change of (22.6)% and other permanent items of (1.7)%.

For the three months ended March 31, 2024, the Company recorded an income tax benefit of $347,000 on the loss from continuing operations before income taxes. The overall benefit of $347,000 includes a $451,000 benefit for the reversal of the valuation allowance on federal deferred tax assets. During the quarter the Company established deferred tax liabilities related to the acquisition in the majority ownership of Bloomia. The Company anticipates that the deferred tax liabilities will result in future taxable income that will allow for the realization of the federal deferred tax assets.

As of March 31, 2024, and December 31, 2023, the Company had unrecognized tax benefits totaling $42,000, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $42,000.

12. Commitments and Contingencies.

Litigation. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of March 31, 2024, the Company was not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Purchase Obligation. On July 1, 2023 the Company entered into an obligation with a third-party to purchase 25% of their annual production of tulip bulbs through 2028 for $1,650,000 annually, totaling $8,000,000 over the duration of the agreement. In addition, the Company entered into a separate agreement with the same party to supply tulips to that party over a three-year period for a total of $360,000. The Company will be paid in three sums of $120,000 beginning on March 1, 2026, with the final payment to be received on March 1, 2028.

Other than this obligation, the Company has not had any material service or supply agreements that obligate the Company to make payments to vendors for an extended period of time.

As of March 31, 2024, Bloomia had committed to purchase machinery up to a total amount of $458,000.

13. Employee Benefit Plans.

The Company sponsors a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees of Lendway, Inc. to defer up to 50% of their wages, subject to Federal limitations, on a pre-tax basis through contributions to the plan. During the three months ended March 31, 2024 and 2023, the Company’s expense from continuing operations for matching contributions was $3,000 and $3,000, respectively.

For all Dutch employees, the Company participates in defined contribution pension plans with an independent insurance company. Defined contributions are expensed in the year in which the related employee services are rendered. The Company makes contributions on behalf of all Dutch employees of which $8,000 were made and expensed for the period ended March 31, 2024.

14. Segment Data.

With the Bloomia Acquisition that was completed on February 22, 2024, the Company has two operating and reportable segments: Bloomia and Lending, both of which are described in note 1. The Company's remaining activities are presented as “Corporate“. The Company's Corporate activities consist of corporate transaction expenses, certain corporate fees and expenses, interest expense, and management compensation.

The following table presents summarized financial information concerning the Company’s reportable business segments and Other activities:

Three months ended March 31, 2024	Bloomia	Lending	Corporate	Total
Revenue, net	$8,033,000	$-	$-	$8,033,000
Income (loss) from continuing operations before income taxes	1,091,000	(325,000)	(2,449,000)	(1,683,000)
Total assets	$102,981,000	$2,049,000	$1,794,000	$106,824,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including  those discussed in “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere, including Part II, Item 1A, in this Quarterly Report on Form 10-Q and the “Risk Factors” described in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our Current Reports on Form 8-K and our other SEC filings.

Company Overview

The Company has evolved into a specialty agricultural and finance company focused on making and managing its agricultural investments in the United States and internationally. In 2023 and in the first quarter of 2024, the Company took three major steps in this evolution.

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

As a result of the Bloomia acquisition, the Company has two segments: Bloomia (the “Bloomia Business”) and the Lending Business.

Bloomia Business

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

The Company acquired Bloomia for $53,360,000. Consideration comprised of $34,919,000 of cash paid, $15,451,000 of seller bridge loans in lieu of cash, and $2,990,000 of equity issued of Tulp 24.1 which is reflected as noncontrolling interest within these condensed consolidated financial statements. The acquisition was funded through a combination of debt and cash on hand.

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

Summary of Financial Results

The Bloomia Business was acquired on February 22, 2024, from which date, the Bloomia Business had revenue of $8,033,000 through March 31, 2024. The income before taxes of the segment was $1,091,000, which included significant expenses related to the Acquisition. The Bloomia business is highly seasonal with strongest sales months normally from February through May that coincides with Spring in the U.S. and certain holidays. For the periods ended March 31, 2024 and 2023, the Company had revenue from continuing operations of $8,033,000 and $nil, respectively.

The Lending Business had no revenue and had a net loss from continuing operations before income taxes of $325,000.  The corporate and other portion of the Company had no revenue and a net loss from continuing operations before income taxes of $2,449,000, which includes significant expenses related to the acquisition.

Adjusted EBITDA from continuing operations for the three months ended March 31, 2024 was $1,745,000.

With the Bloomia acquisition completed on February 22, 2024 for an aggregate purchase price totaling $53,360,000, cash and cash equivalents decreased by $11,064,000 from $16,077,000 at December 31, 2023, to $5,013,000 at March 31, 2024. Working capital decreased $4,335,000 from $15,483,000 at December 31, 2023 to $11,148,000 at March 31, 2024. At March 31, 2024, the Company has total debt under its Credit Agreement and Bridge Loans of $37,425,000.

Results of Operations

The following table sets forth, certain items in our Consolidated Statements of Operations as a percentage of total net sales.

For the Three Months Ended March 31	2024
Revenue, net	100.0%
Cost of goods sold	76.4
Gross profit	23.6
Sales, general and administrative	42.2
Operating (loss) income	(18.6)
Other income and foreign exchange difference	(2.4)
Loss from continuing operations, before tax	(21.0)
Income tax benefit (expense)	4.3
Income from discontinued operations, net of tax	0.9
Net (loss) income	(15.8)%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenue, Net. Revenue, net for the three months ended March 31, 2024 were $8,033,000, all of which were from Bloomia for the period from its acquisition on February 22, 2024 (“the acquisition date”) through March 31, 2024 (the “acquisition period”). The first and second calendar quarters are normally the strongest sales quarters for Bloomia with the first calendar quarter benefiting from Valentine’s Day, Easter season and the start of the Spring season. The Company added two additional retail customers over the prior period.

Gross Profit. Gross profit for the acquisition period ended March 31, 2024 was $1,894,000 or 23.6% as a percentage of revenue. Gross margin percentage is typically higher in the first and second quarters since sales are typically higher and allow better leverage of fixed costs in costs of sales. For purchase accounting, the inventory was written up to fair value on the acquisition date. This write-up is amortized over the turnover of the inventory and the acquisition period included $1,360,000 of costs related to this amortization.

Operating Expenses

Sales, general and administrative. Sales, general and administrative expenses for the three months ended March 31, 2024 increased 439% to $3,388,000 compared to $628,000 for the three months ended March 31, 2023. The increase was primarily due to $1,542,000 of one-time acquisition related expenses and expanded operations from the acquisition of Bloomia during the acquisition period.

Interest Income and Expense.  Interest expense for the three months ended March 31, 2024 was $225,000 compared to interest income of $103,000 for the three months ended March 31, 2023.  In connection with the Bloomia acquisition, the Company began incurring interest expenses starting February 21, 2024 which amounted to $352,000 during the acquisition period. The Company has not hedged the risk of its interest expense if the Term SOFR reference rate increases.

Income Taxes. For the three months ended March 31, 2024, the Company recorded an income tax benefit of 20.6% on loss from continuing operations.  The rate differs from the federal statutory rate of 21% due to state taxes of 4.7%, valuation allowance change of 17.6% and nondeductible transaction costs and other permanent items of (22.7)%.  For the three months ended March 31, 2023, the Company recorded an income tax expense of .2% on loss from continuing operations before income taxes.  The rate differs from the federal statutory rate of 21% due to state taxes of 3.5%, valuation allowance change of (22.6)% and other permanent items of (1.7)%.

For the three months ended March 31, 2024, the Company recorded an income tax benefit of $347,000 on the loss from continuing operations before income taxes and equity in net income of equity investment.  The overall benefit of $347,000 includes a $451,000 benefit for the reversal of the valuation allowance on federal deferred tax assets.  During the quarter the Company established deferred tax liabilities related to the acquisition in the majority ownership of Bloomia.  The Company anticipates that the deferred tax liabilities will result in future taxable income that will allow for the realization of the federal deferred tax assets.

As of March 31, 2024, and December 31, 2023, the Company had unrecognized tax benefits totaling $42,000, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $42,000.

Net Loss from Continuing Operations.  For the reasons stated above, net loss from continuing operations for the three months ended March 31, 2024 was $1,336,000, compared to loss of $528,000 for the three months ended March 31, 2023.

Income from Discontinued Operations, Net of Tax. For the three months ended March 31, 2024 the Company recognized approximately $72,000 of benefit in Sales, general and administrative expense of discontinued operations from the reduction in the accrual for sales tax due the expiration of the statute of limitations. Income from discontinued operations, net of tax, was $2,176,000 for the three months ended March 31, 2023, reflecting the normal strong first calendar quarter of the In-store Marketing Business. Information on the sale of the In-Store Marketing Business and statement of operations details of the discontinued operations are included in Note 2 to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K.

Noncontrolling interest. The 18.6% noncontrolling interest in Tulp 24.1’s loss for the acquisition period was $223,000.

Net Loss. For the reasons stated above, the net loss for the three months ended March 31, 2024 was $1,264,000, compared to net income of $1,648,000 for the three months ending March 31, 2023. As discussed in the sales section, we anticipate seasonality in sales, with sales being lower in the last half of the year, resulting in an expected loss for the full year because of one-time acquisition cost and amortization expense.

Non-GAAP Financial Measures

This report includes EBITDA and Adjusted EBITDA, each of which is a “non-GAAP financial measure.” EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA after additional pretax adjustments.

These non-GAAP financial measures, which are not calculated or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), have been provided as information supplemental and in addition to the financial measures presented in accordance with GAAP. Such non-GAAP financial measures are not substitutes for, or as an alternative to, and should be considered in conjunction with, respective GAAP financial measures. The non-GAAP financial measures presented may differ from similarly named measures used by other companies.

Included below are reconciliations of EBITDA and Adjusted EBITDA to net loss from continuing operations, the most directly comparable GAAP measure. We have included these non-GAAP performance measures as a comparable measure to eliminate the effects of non-recurring transactions that occurred during the three months ended March 31, 2024. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance as this measure excludes amounts from net loss from continuing operations that we do not consider part of our core operating results when assessing our performance. Items excluded from Adjusted EBITDA consist of acquisition-related costs and other costs such as the cost of inventory that was stepped up to fair value as a result of the purchase accounting related to our acquisition of a majority interest in Bloomia. Adjusted EBITDA does not reflect our cash expenditures, the cash requirements for the replacement of depreciated and amortized assets, or changes in or cash requirements for our working capital needs.

We believe these non-GAAP financial measures will be useful to permit investors to compare results with prior periods that did not include the one-time events and the resulting accounting charges. Management has used EBITDA and Adjusted EBITDA (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our Board of Directors; and (d) to evaluate compliance with covenants and restricted activities under the terms of our Credit Agreement and outstanding notes, as further described in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report.

Reconciliation of Net Loss from Continuing Operations

to EBITDA and Adjusted EBITDA from continuing operations

Three months ended March 31,	2024	2023
Net loss from continuing operations	$(1,336,000)	$(528,000)
Interest (income) expense, net	225,000	(103,000)
Provision for income taxes	(347,000)	3,000
Depreciation and amortization	300,000	14,000
EBITDA	(1,158,000)	(614,000)
Acquistion-related costs	1,542,000	-
Non-operating (income) loss (1)	1,361,000	-
Adjusted EBITDA	$1,745,000	$(614,000)

(1) For the three months ended March 31, 2024, Other was related to (i) $1,360,000 in cost of products for cost of inventory that was stepped up to fair value during purchase accounting related to the Bloomia acquisition and (ii) $1,000 of stock-based compensation expense.

SEGMENT RESULTS OF OPERATIONS

The summary that follows provides a discussion of the results of operations of our two reportable segments (Bloomia and Lending).

We evaluate performance based on net sales and segment income and use a variety of ratios to measure performance of our reporting segments. Segment income represents operating income from continuing operations before income taxes exclusive of intangible amortization, certain acquisition related expenses and other unusual non-operating items.

Bloomia Business

The net sales, segment income, and total assets for Bloomia were as follows:

Three months ended March 31, 2024	Bloomia
Revenue, net	$8,033,000
Income (loss) from continuing operations before income taxes	1,091,000
Total assets	$102,981,000

The first and second calendar quarters historically have been the strongest sales quarters for Bloomia with Valentine’s Day, the Easter season and the start of the Spring season.

Lending Business

Three months ended March 31, 2024	Lending
Revenue, net	$-
Income (loss) from continuing operations before income taxes	(325,000)
Total assets	$2,049,000

With the focus on the Bloomia acquisition during the three months ended March 31, 2024, there was no revenue, and marketing efforts and related expense were reduced.

Corporate

Three months ended March 31, 2024	Corporate
Revenue, net	$-
Income (loss) from continuing operations before income taxes	(2,449,000)
Total assets	$1,794,000

Corporate consists of corporate transaction expenses, certain corporate fees and expenses, interest expense, and certain executive management compensation.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from stock sales and sales of its services and products, in addition to a significant payment resulting from the settlement of litigation. To aid in funding the Bloomia acquisition, Tulp 24.1 entered a Credit Agreement that provided an $18,000,000 term loan and a revolver with borrowings of up to $6,000,000. At March 31, 2024, the Company’s working capital (defined as current assets less current liabilities) was $11,148,000 compared to $15,483,000 at December 31, 2023. During the three months ended March 31, 2024 cash and cash equivalents decreased $11,064,000 from $16,077,000 at December 31, 2023 to $5,013,000 at March 31, 2024.

Operating Activities.  Net cash provided by operating activities during the three months ended March 31, 2024 was $1,470,000, of which $86,000 was provided by operating activities of discontinued operations. Net loss of $1,264,000 plus non-cash adjustments of $456,000 reduced by adjustments for deferred income tax benefits of $505,000, was more than offset by changes in operating assets and liabilities of $2,697,000 which resulted in the $1,470,000 of cash provided by operating activities. The non-cash adjustments consisted of depreciation expense, changes in allowance for doubtful accounts, stock-based compensation expense, and non-cash operating lease expense as well as adjustments for deferred tax benefits recorded in net income. The largest component of the change in operating assets and liabilities was inventories which decreased $3,322,000 from the balance acquired from Bloomia, resulting in an equivalent amount added back to net income to calculate net cash provided by operating activities.

Investing Activities.  Net cash used in investing activities during the three months ended March 31, 2024 was $34,372,000, which primarily related to the purchase price and other expenses resulting from the acquisition of Bloomia. Net cash used in investing activities also includes cash paid for purchases of property and equipment.

Financing Activities.  Net cash provided by financing activities during the three months ended March 31, 2024 was $21,835,000, which primarily related to proceeds received from issuance of the Credit Agreement used to fund the acquisition of a majority interest in Bloomia.

On February 22, 2024, the Company acquired majority ownership in Bloomia for a total purchase price of $53,360,000. Consideration comprised of $34,919,000 of cash paid, $15,451,000 of seller bridge loans in lieu of cash, and $2,990,000 of equity issued of Tulp 24.1 which is reflected as noncontrolling interest within these condensed consolidated financial statements. The acquisition was funded through a combination of debt and cash on hand. The Company expects that the new credit facility will provide sufficient credit availability to support its ongoing operations, fund its new debt service requirements, capital expenditures and working capital for at least the next 12 months.

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

The term loans are scheduled to be repaid in quarterly installments of $450,000, commencing on June 30, 2024. The remaining outstanding balance will be repaid in full after five years. The scheduled maturity of the revolving facility is February 20, 2029.

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

As of March 31, 2024, the Company was in compliance with these financial covenants, and expects to be in compliance for at least the next twelve months.

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

The notes payable for $2.7 million were paid in full after the end of the quarter, in April 2024.

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

Critical Accounting Estimates

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to business combinations, inventory, goodwill, long-lived and indefinite-lived assets, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements.

Our significant accounting policies are described in Note 2 to the financial statements included in Part I, Item 1 of this report. We believe our most critical accounting estimates include the following:

Inventory. We coordinate with recurring customers to plan production based on anticipated demand and projections; however, we may have to write down inventory or recognize a material impairment if our production significantly exceeds customer demand.

Business Combinations. We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets, and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, royalty rates and asset lives, among other items.

We used the income approach to value certain intangible assets.  Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The fair value of customer relationships was estimated using a discounted present value income approach. We used the income approach known as the relief from royalty method to value the fair value of the trade name. The relief from royalty method is based on the hypothetical royalty stream that would be received if we were to license the trade name and was based on expected revenues. The determination of the fair value of other assets acquired and liabilities assumed involves assessing factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition.

Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocation. During this measurement period, we will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. All changes that do not qualify as measurement period adjustments are included in current period earnings.

If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets.

Impairment of goodwill and indefinite-lived intangibles. Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed.

We test goodwill and identifiable intangible assets with indefinite lives for impairment at least annually in the fourth quarter. Impairment testing for goodwill is done at a reporting unit level and all goodwill is assigned to a reporting unit. Our reporting units are the same as our reporting segments.

We test goodwill for impairment by either performing a qualitative evaluation or a quantitative test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit's carrying amount over its fair value. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results and cost factors, as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect to bypass this qualitative assessment and perform the quantitative test in accordance with ASC 350, Intangibles - Goodwill and Other. Fair values under the quantitative test are estimated using a combination of discounted projected future earnings or cash flow methods and multiples of earnings in estimating fair value. The estimate of the reporting unit’s fair value is determined by weighting a discounted cash flow model and a market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects and market and economic conditions and market-participant considerations. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

If we fail the quantitative assessment of goodwill impairment ("quantitative assessment"), we would be required to recognize an impairment loss equal to the amount that a reporting unit's carrying value exceeded its fair value.

We have an indefinite-lived intangible asset for trade name of $8,570,000 from the Bloomia acquisition. Annually in the fourth quarter, or if conditions indicate an additional review is necessary, we assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. We have the option to first assess qualitative factors to determine whether the fair value of a trade name is “more likely than not” less than its carrying value. If it is more likely than not that an impairment has occurred, we then perform the quantitative impairment test. If we perform the quantitative test, the carrying value of the asset is compared to an estimate of its fair value to identify impairment. The fair value is determined by the relief-from-royalty method, which requires significant judgment. Actual results may differ from assumed and estimated amounts utilized in the analysis. If we conclude an impairment exists, the asset's carrying value will be written down to its fair value.

Long-Lived Assets. Long-lived assets, which include property and equipment, and definite-lived intangible assets, primarily customer relationships and trade name, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. In the event the carrying amount of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value and is recognized in the statement of income in the period that the impairment occurs. The reasonableness of the useful lives of this asset and other long-lived assets is regularly evaluated.

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

As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, the liability will be reversed, and we will recognize a tax benefit during the period in which it is determined the liability no longer applies. Conversely, the Company records additional tax charges in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this report that are not statements of historical or current facts are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “likely,” “may,” “plan,” “project,” “will” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance, cash generated by operations and borrowings available under our Credit Agreement, will provide adequate liquidity and capital resources for at least the next twelve months, and (ii) regarding the potential for growth and other opportunities for our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

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

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer and its principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, Randy Uglem, principal executive officer and Zackery Weber, principal accounting and financial officer concluded that the Company’s disclosure controls and procedures as of March 31, 2024 were effective.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2024, we completed the acquisition of a majority interest in Bloomia B.V. (“Bloomia”) which represents a material change in internal control over financial reporting since management's last assessment. Prior to the acquisition, Bloomia was a private company and has not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into the acquired Bloomia subsidiaries and to augment our company-wide controls to reflect the risks inherent in an acquisition of this type.

Other than the Bloomia acquisition, there were no changes in the Company’s internal control over financial reporting occurred during the first quarter of 2024 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A description of our legal proceedings, if any, is contained in Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in of Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On August 28, 2023, we announced that our Board of Directors had approved a stock repurchase authorization providing for the repurchase of up to 400,000 shares of the Company’s common stock. We may purchase shares of our common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transaction, or by other means in accordance with federal securities laws. Open market repurchases may be effected pursuant to Rule 10b5-1 trading plans. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock or to acquire shares on any particular timetable and may be suspended or discontinued at any time at the Company’s discretion. There was no repurchase activity for the three months ended March 31, 2024.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference To

2.1*	Asset Purchase Agreement dated May 24, 2023	Exhibit 2.1 to Current Report filed May 25, 2023

2.2*

Agreement for the Sale and Purchase of Shares, dated February 21, 2024, by and among Tulp 24.1, LLC, Tulipa Acquisitie Holding B.V., Botman Bloembollen B.V., W.F. Jansen, H.J. Strengers and the Company

Exhibit 2.1 to Current Report filed February 26, 2024

3.1	Certificate of Incorporation	Exhibit 3.1 to Current Report filed August 9, 2023

3.2	Bylaws	Exhibit 3.2 to Current Report filed August 9, 2023

10.1**	Employment Agreement with Werner Jansen

10.2**	Bonus Plan Agreement with Werner Jensen

10.3	Bridge Loan Agreement, dated February 22, 2024, by and between Botman Bloembollen B.V., W.F. Jansen, H.J. Strengers, Tulp 24.1, LLC, Tulipa Acquisitie Holding B.V. and the Company	Exhibit 10.1 to Form 8-K filed February 26, 2024

10.4	Bridge Loan Agreement, dated February 22, 2024, by and between Botman Bloembollen B.V. and Tulipa Acquisitie Holding B.V.	Exhibit 10.2 to Form 8-K filed February 26, 2024

10.5*

Credit Agreement, dated February 20, 2024, by and among the Company, TULP 24.1, LLC, Tulipa Acquisitie Holding B.V., Bloomia B.V., Fresh Tulips USA, LLC, and Associated Bank, N.A., a national banking association

Exhibit 10.3 to Form 8-K filed February 26, 2024

10.6	Amended and Restated Limited Liability Company Agreement, dated February 22, 2024, by and among the Company, Tulp 24.1, LLC and Werner F. Jansen	Exhibit 10.4 to Form 8-K filed February 26, 2024

10.7	Management Services Agreement, dated February 22, 2024, by and between the Company and Tulp 24.1, LLC	Exhibit 10.5 to Form 8-K filed February 26, 2024

10.8	Lease Agreement, dated July 1, 2021, by and between Horti-Group, LLC and Fresh Tulips USA, LLC dba Bloomia	Exhibit 10.6 to Form 8-K filed February 26, 2024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed Electronically

31.2	Certification of Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Furnished Electronically

101

The following materials from Lendway, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

Filed Electronically

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the inline XBRL document)	Filed Electronically

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

LENDWAY, INC.
(Registrant)

Dated: May 21, 2024	/s/ Randy D. Uglem
Randy D. Uglem
President and Chief Executive Officer
(on behalf of registrant)

Dated: May 21, 2024	/s/ Zackery A. Weber
Zackery A. Weber
Vice President of Finance
(principal financial and accounting officer)

