Form 10-Q
period 2024-06-30
LENDWAY, INC.
filed 2024-08-19
CIK 875355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2024

or

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

Number of shares outstanding of Common Stock, $.01 par value, as of August 13, 2024 was 1,769,599.

Lendway, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lendway, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
Values are rounded to the nearest thousand dollar and thousand share

	June 30,
	2024	December 31,
	(Unaudited)	2023
Assets
Current assets:
Cash and cash equivalents	$1,721,000	$16,077,000
Accounts receivable, net	3,306,000	-
Receivable from escrow account	200,000	200,000
Inventories, net	6,973,000	-
Prepaid expenses and other current assets	1,300,000	52,000
Note receivable	250,000	-
Other current assets related to discontinued operations	-	292,000
Total current assets	13,750,000	16,621,000
Property and equipment, net	11,423,000	35,000
Equity-method investment	167,000	-
Goodwill	10,172,000	-
Intangible assets, net	26,331,000	-
Operating lease right-of-use assets	33,679,000	7,000
Finance lease right-of-use assets	19,000	-
Long-term receivable	357,000	-
Other assets	-	10,000
Total assets	$95,898,000	$16,673,000

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$2,177,000	$32,000
Accrued compensation	521,000	635,000
Accrued expenses and other current liabilities	2,092,000	168,000
Current portion of operating lease liabilities	997,000	4,000
Current portion of finance lease liabilities	14,000	-
Current portion of debt	1,800,000	-
Current liabilities related to discontinued operations	84,000	257,000
Total current liabilities	7,685,000	1,096,000

Long-term liabilities:
Accrued income taxes	-	42,000
Operating lease liabilities, net of current portion	32,974,000	3,000
Finance lease liabilities, net of current portion	5,000	-
Long-term debt, net	29,616,000	-
Deferred tax liabilities, net	9,117,000	-
Total Long-term liabilities	71,712,000	45,000

Commitments and contingencies (Note 12)

Stockholders' equity
Common stock, par value $0.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,770,000 at June 30, 2024 and 1,743,000 at December 31, 2023	17,000	17,000
Additional paid-in capital	16,190,000	16,176,000
Accumulated other comprehensive income	37,000	-
Accumulated deficit	(2,447,000)	(661,000)
Total stockholders' equity attributable to Lendway, Inc.	13,797,000	15,532,000
Equity from noncontrolling interest	2,704,000	-
Total Stockholders' equity	16,501,000	15,532,000
Total Liabilities and Stockholders' equity	$95,898,000	$16,673,000

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Revenue, net	$16,780,000	$-	$24,813,000	$-
Cost of goods sold	12,803,000	-	18,942,000	-
Gross profit	3,977,000	-	5,871,000	-
Sales, general and administrative expenses	4,095,000	557,000	7,483,000	1,185,000
Operating income (loss)	(118,000)	(557,000)	(1,612,000)	(1,185,000)
Foreign exchange difference, net	9,000	-	(36,000)	-
Interest expense (income), net	964,000	(135,000)	1,189,000	(238,000)
Other expenses, net	(9,000)	-	-	-
Loss from continuing operations before income taxes	(1,082,000)	(422,000)	(2,765,000)	(947,000)
Income tax (benefit) expense	(201,000)	4,000	(548,000)	7,000
Net loss from continuing operations	(881,000)	(426,000)	(2,217,000)	(954,000)
Income from discontinued operations, net of tax	64,000	390,000	136,000	2,566,000
Net (loss) income including noncontrolling interest	(817,000)	(36,000)	(2,081,000)	1,612,000
Less: Net (loss) income attributable to noncontrolling interest	(72,000)	-	(295,000)	-
Net (loss) income attributable to Lendway, Inc.	(745,000)	(36,000)	(1,786,000)	1,612,000
Net (loss) income including noncontrolling interest	$(817,000)	$(36,000)	$(2,081,000)	$1,612,000
Other comprehensive income (foreign currency translation)	43,000	-	46,000	-
Comprehensive (loss) income including noncontrolling interest	(702,000)	(36,000)	(1,740,000)	1,612,000
Less: Comprehensive (loss) income attributable to noncontrolling interest	8,000	-	9,000	-
Comprehensive (loss) income attributable to Lendway, Inc.	$(710,000)	$(36,000)	$(1,749,000)	$1,612,000

Net (loss) income per basic share attributable to Lendway, Inc.:
Continuing operations	$(0.46)	$(0.24)	$(1.09)	$(0.53)
Discontinued operations	0.04	0.22	0.08	1.43
Basic earnings per share	$(0.42)	$(0.02)	$(1.01)	$0.90

Net (loss) income per diluted share attributable to Lendway, Inc.:
Continuing operations	$(0.46)	$(0.24)	$(1.09)	$(0.53)
Discontinued operations	0.04	0.22	0.08	1.42
Diluted earnings per share	$(0.42)	$(0.02)	$(1.01)	$0.89

Shares used in calculation of net (loss) income per share:
Basic	1,770,000	1,798,000	1,770,000	1,798,000
Diluted	1,770,000	1,798,000	1,770,000	1,802,000

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Accumulated Other		Total Lendway		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
BALANCE DECEMBER 31, 2023	1,743,000	$17,000	$16,176,000	$-	$(661,000)	$15,532,000	$-	$15,532,000
Value of stock-based compensation	-	-	1,000	-	-	1,000	-	1,000
Net loss	-	-	-	-	(1,041,000)	(1,041,000)	(223,000)	(1,264,000)
Other comprehensive income	-	-	-	3,000	-	3,000	-	3,000
Issuance of noncontrolling interests in acquisition	-	-	-	-	-	-	2,990,000	2,990,000
BALANCE MARCH 31, 2024	1,743,000	17,000	16,177,000	3,000	(1,702,000)	14,495,000	2,767,000	17,262,000
Issuance of restricted stock awards	27,000	270	(270)	-	-	-	-	-
Value of stock-based compensation	-	-	13,000	-	-	13,000	-	13,000
Net loss	-	-	-	-	(745,000)	(745,000)	(72,000)	(817,000)
Other comprehensive income	-	-	-	34,000	-	34,000	9,000	43,000
BALANCE JUNE 30, 2024	1,770,000	$17,000	$16,190,000	$37,000	$(2,447,000)	$13,806,000	$2,704,000	$16,501,000

BALANCE DECEMBER 31, 2022	1,797,000	18,000	16,458,000	-	(3,075,000)	13,401,000	-	13,401,000
Issuance of common stock, net	1,000	-	8,000	-	-	8,000	-	8,000
Value of stock-based compensation	-	-	22,000	-	-	22,000	-	22,000
Net income	-	-	-	-	1,648,000	1,648,000	-	1,648,000
BALANCE MARCH 31, 2023	1,798,000	18,000	16,488,000	-	(1,427,000)	15,079,000	-	15,079,000
Issuance of common stock, net	-	-	-	-	-	-	-
Value of stock-based compensation	-	-	14,000	-	-	14,000	-	14,000
Net loss	-	-	-	-	(36,000)	(36,000)	-	(36,000)
BALANCE AT JUNE 30, 2023	1,798,000	$18,000	$16,502,000	$-	$(1,463,000)	$15,057,000	$-	$15,057,000

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30	June 30
	2024	2023
Operating Activities
Net income (loss)	$(2,081,000)	$1,612,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,108,000	26,000
Amortization of deferred financing costs	39,000	-
Changes in allowance for credit losses	-	11,000
Stock-based compensation expense	14,000	36,000
Noncash paid in kind interest expense	536,000	-
Noncash operating lease expense	742,000	-
Deferred income tax (benefit) expense	(1,163,000)	-
Increase (decrease) in cash resulting from changes in, net of acquisition:
Accounts receivable, net	124,000	(2,037,000)
Inventories	6,067,000	1,000
Income tax receivable	-	(62,000)
Prepaid expenses and other current assets	644,000	254,000
Accounts payable	81,000	(1,336,000)
Accrued compensation	(1,990,000)	-
Accrued expenses and other current liabilities	903,000	(241,000)
Accrued income taxes	(42,000)	-
Deferred revenue	-	(1,273,000)
Net cash provided by (used in) operating activities	4,982,000	(3,009,000)

Investing Activities
Purchases of property and equipment	(501,000)	(19,000)
Acquisition of Bloomia, net of cash acquired	(34,178,000)	-
Receipts from note receivable	36,000	-
Net cash used in investing activities	(34,643,000)	(19,000)

Financing Activities
Proceeds from term loan	18,000,000	-
Proceeds from revolving debt	6,000,000	-
Repayments of long-term debt	(450,000)	-
Repayments of seller note	(2,700,000)	-
Repayments of revolving debt	(5,065,000)	-
Principal payments on finance lease liabilities	(4,000)	-
Payment of financing costs	(513,000)	-
Proceeds from issuances of common stock	-	8,000
Net cash provided by financing activities	15,268,000	8,000

Effect of exchange rate changes	37,000	-
Net decrease in cash and cash equivalents	(14,356,000)	(3,020,000)
Cash and cash equivalents, beginning of period	16,077,000	14,524,000
Cash and cash equivalents, end of period	$1,721,000	$11,504,000

Supplemental cash flow information
Cash paid for interest	$706,000	$-
Cash paid for income taxes	$417,000	$66,000
Noncash purchase consideration - Equity issuance of noncontrolling interest	$2,990,000	$-
Noncash purchase consideration - Seller notes	$15,451,000	$-

Non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	$-	$7,000

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation.

Description of Business. Lendway, Inc. (“the Company”) is a specialty agricultural (“ag”) company focused on making and managing its ag investments in the United States (“U.S.”) and internationally. On February 22, 2024, the Company, through its majority-owned U.S. subsidiary Tulp 24.1, LLC (“Tulp 24.1”), acquired Bloomia B.V. (“Bloomia”). Subsequent to the purchase of Bloomia, the Company’s primary operations will be that of Bloomia. Bloomia is a significant producer of fresh cut tulips in the U.S. with a presence in the Netherlands and South Africa. As part of consideration for the business combination, the Company issued units of Tulp 24.1 to the continuing CEO of Bloomia, which amounted to 18.6% and is presented as noncontrolling interest in these condensed consolidated financial statements. The remaining 81.4% equity interest of Tulp 24.1 is owned by the Company and the Company is and maintains control of Tulp 24.1 as its sole managing member. Refer to Note 3 for further discussion. The Company had previously planned to also develop a non-bank lending business via its wholly owned subsidiary, Farmland Credit, Inc. (“FCI”), and FCI’s subsidiaries, Farmland Credit FR, LLC and Farmland Credit AV, LLC. Promptly after receiving a notice of resignation from the Company’s then-serving Chief Executive Officer in June 2024, our Board of Directors reexamined the Company’s strategic position and prospects. Primarily because the departing Chief Executive Officer represented nearly all of the Company’s knowledge and expertise relating to the purchase of existing loans and/or origination and funding of new loans, the Company has determined to focus solely on the ag business. Because the non-bank lending business remained in development, this change is not expected to have a significant adverse impact on the Company’s operations or financial results.

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

The unaudited condensed consolidated results of operations and comprehensive loss for the three and six months ended June 30, 2024, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2024, nor for any other future annual or interim period. The tulip sales business tends to be seasonal with first and second quarter being the strongest sales season. Accounts receivable and inventory balances are at their lowest levels in the June and July following the strong sales season. Inventory balances peak in the first quarter ahead of the primary selling season.

On August 3, 2023, the Company completed the sale of certain assets and certain liabilities relating to the Company’s legacy business of providing in-store advertising solutions (the “In-Store Marketing Business”). The operations of the In-Store Marketing Business are presented as discontinued operations. All prior periods presented have been restated to present the In-Store Marketing Business as discontinued operations.

Recently Issued Accounting Pronouncements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to expand their income tax disclosures with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes and requires greater detail about significant reconciling items in the reconciliation. Additionally, the amendment requires disaggregated information pertaining to taxes paid, net of refunds received, for federal, state, and foreign income taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued and allows for either a prospective or retrospective approach on adoption. The Company will not early adopt and is currently assessing the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.

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

Accounts Receivable, Net. Accounts receivable are presented in the balance sheets at their outstanding balances net of the allowance for credit losses. These receivables are generally trade receivables due in one year or less or expected to be billed and collected in one year. The Company estimates credit losses on accounts receivables in accordance with ASC 326 Financial Instruments - Credit Losses. The Company measures the allowance for credit losses on trade receivables on a collective (pool) basis when similar risk characteristics exist. The estimate for allowance for credit losses is based on a historical loss rate for each pool. Management considers qualitative factors such as change in economic factors, regulatory matters, and industry trends to determine if an allowance should be further adjusted. At June 30, 2024, the Company’s allowance for credit losses is immaterial.

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

Long-Lived Assets Impairment Testing. Long-lived assets, which include property, plant, and equipment, finite-lived intangible assets subject to amortization, and right-of-use assets are assessed for impairment whenever events or changes in circumstances such as asset utilization, physical change, legal factors or other matters indicate the carrying value of those assets may not be recoverable from future undiscounted cash flows. The impairment test involves comparing the carrying amount of each individual asset-group to the forecasted undiscounted future cash flows generated by that asset group. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. In the event the carrying amount of the asset exceeds the gross undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of an individual asset group’s carrying amount over its fair value and is recognized in the statement of operations in the period that the impairment occurs. The reasonableness of the useful lives of the asset and other long-lived assets is regularly evaluated. During the three and six months ended June 30, 2024, and 2023, no impairment losses were identified.

Goodwill and Indefinite-lived Assets. Goodwill results from business combinations and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Annually, or if conditions indicate an additional review is necessary, the Company assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if it is necessary to perform the quantitative goodwill impairment test. The Company has one reporting unit. If the Company performs the quantitative test, it compares the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify potential impairment. The fair value of each reporting unit is estimated using a discounted cash flow model. Where available, and as appropriate, comparable market multiples also used to corroborate the results of the discounted cash flow models. In determining the estimated future cash flow, the Company considers and applies certain estimates and judgments, including current and market projected future levels of income based on management’s plans, business trends, prospects and economic conditions and market-participant considerations. If the estimated fair value of the reporting to unit is less than the carrying value, a goodwill impairment loss is recorded for the difference, up the amount of the total goodwill. During the three and six months ended June 30, 2024, no impairment losses were identified.

Further, the Company recognized a trade name associated with the Bloomia acquisition that was determined to be an indefinite-lived intangible asset. Annually, or if conditions indicate an additional review is necessary, we test indefinite-lived trade names for impairment. We have the option to first assess qualitative factors to determine whether the fair value of a trade name is “more likely than not” less than its carrying value. If it is more likely than not that an impairment has occurred, we then perform the quantitative impairment test. If we perform the quantitative test, the carrying value of the asset is compared to an estimate of its fair value to identify impairment. The fair value is determined by the relief-from-royalty method, which requires significant judgment. Actual results may differ from assumed and estimated amounts utilized in the analysis. If we conclude an impairment exists, the asset’s carrying value will be written down to its fair value. During the three and six months ended June 30, 2024, no impairment losses were identified.

Equity-Method Investments. Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over the investee. Under the equity method of accounting, the Company records its investments in equity-method investees in the consolidated balance sheets as equity-method investments and its share of investees’ earnings or losses together with other-than-temporary impairments in value, basis differences between the carrying amount and our ownership interest in the underly net assets of the investee, and any gain or loss from the sale of an equity method investment as gain or loss on sale of equity investment in net income of unconsolidated investments in the statements of operations. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

Investments in equity-method investments and joint ventures of immaterial entities are estimated based upon the overall performance of the entity where financial results are not available on a timely basis.

Fair Value. FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (ASC 820) establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The carrying amounts of certain financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other financial working capital items approximate their fair values at June 30, 2024 and December 31, 2023 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.  The carrying amount of debt approximates fair value due to the debt’s variable market interest rate.

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

The Company expenses the incremental costs of obtaining a contract, if the amortization period is one year or less.  These costs are included in sales and marketing expense in the Condensed Consolidated Statements of Operations.

The following table presents revenue disaggregated by customer, as determined by the operational nature of their industry:

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Supermarket	$15,406,000	$23,015,000
Wholesaler	931,000	1,286,000
Other	443,000	512,000
	$16,780,000	$24,813,000

During the six months ended June 30, 2024, the Company had two customers that account for 10% or more of the total revenues. These two customers accounted for approximately 47% and 17% of revenues, respectively, for the six months ended June 30, 2024. As of June 30, 2024, approximately $1.4 million was due from these two customers. The loss of a major customer could adversely affect the Company’s operating results and financial condition.

Cost of Sales. Cost of sales consists primarily of costs to procure, sort, pick, cool and transport bulbs. Additionally, cost of sales includes labor and facility costs related to production operations.

Shipping and Handling. The Company’s shipping and handling costs include costs incurred with third-party carriers to transport products to customers. The costs of outbound freight are included in the cost of goods sold in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). For the three and six months ended June 30, 2024, the costs of out-bound freight were approximately $905,000 and $1,451,000, respectively.

Advertising Costs. The Company expenses advertising costs as incurred. These costs are included within sales, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). Total advertising expense was approximately $7,000 and $9,000 for the three and six months ended June 30, 2024, respectively.

Interest expense. For debt with variable rate interest, interest expense is recorded based on a weighted average effective interest rate method. The significant assumptions used in the weighted average estimate are the future debt balance and the length of time the debt will be outstanding.

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

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based awards at fair value at grant date. Restricted stock units and awards are valued at the closing market price of the Company’s stock on the date of the grant. The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding several complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

During the six months ended June 30, 2024, the Company issued 27,000 shares of restricted stock under the 2018 Equity Incentive Plan. The shares underlying the awards were assigned a value of $5.64 per share, based on the stock price on the date of grant, and are scheduled to vest over three years. During the six months ended June 30, 2023, no stock options or restricted stock were issued by the Company. The Company recorded total stock-based compensation expense of $14,000 and $36,000 for the six months ended June 30, 2024 and 2023, respectively.

Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the year.

In determining diluted net income (loss) per share, the Company considers whether the result of the incremental shares would be antidilutive. During the period ended June 30, 2024, the Company was in a net loss position and the result of the potentially dilutive securities was determined to be antidilutive and therefore, no incremental shares are included in any of the per share calculations.

For the period ended June 30, 2024, no options were outstanding. At June 30, 2023 options to purchase 14,000 shares of common stock with a weighted average exercise price of $11.74 were outstanding and determined to be antidilutive.

Weighted average common shares outstanding for the three and six months ended June 30, 2024, and 2023 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Denominator for basic net income (loss) per share - weighted average shares	1,770,000	1,798,000	1,770,000	1,798,000
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—	4,000
Denominator for diluted net income (loss) per share - weighted average shares	1,770,000	1,798,000	1,770,000	1,802,000

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

The acquisition has been accounted for in accordance with ASC Topic 805, ”Business Combinations,” using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to the net identifiable tangible and intangible assets of Bloomia acquired, based on their fair values at the date of the acquisition.

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

The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

Fair value of purchase consideration
Cash consideration	$34,919,000
Equity in subsidiary issued (noncontrolling interest)	2,990,000
Seller bridge loans	15,451,000
Total fair value of consideration	$53,360,000

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$739,000
Accounts receivable	3,430,000
Inventories	13,040,000
Prepaid and other	1,773,000
Property and equipment	11,453,000
Intangible assets	26,870,000
Equity method investment	167,000
Finance lease - right of use assets	22,000
Operating lease - right of use assets	34,289,000
Other assets	1,094,000
Total assets acquired	92,877,000

Accounts payable	2,064,000
Accrued expenses	3,024,000
Finance lease liabilities - current	13,000
Operating lease liabilities - current	945,000
Finance lease liabilities - long-term	9,000
Operating lease liabilities - long-term	33,344,000
Deferred tax liabilities	10,290,000
Total liabilities assumed	49,689,000
Net identifiable assets acquired	43,188,000
Goodwill	10,172,000
Total consideration transferred	$53,360,000

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

Revenue, net and net income for Bloomia since the date of acquisition included in the condensed consolidated statement of operations were approximately $16,780,000 and $1,599,000 for three months ended June 30, 2024, respectively, and $24,813,000 and $2,690,000 for the six months ended June 30, 2024, respectively.

Unaudited pro forma information has been prepared as if the acquisition had taken place on January 1, 2023. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transaction actually taken place on January 1, 2023, and the unaudited pro forma information does not purport to be indicative of future financial operating results. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisitions. In accordance with ASC 250-10, the Company is unable to provide unaudited pro forma information for revenue and net earnings for the three and six months ended June 30, 2023 due to lack of available information during the period prior to ownership. Unaudited pro forma information for the three and six months ended June 30, 2024 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Revenue, net	16,780,000	24,813,000
Net income	1,599,000	2,690,000

The Company incurred approximately $1,542,000 of acquisition-related costs that were expensed during the three months ended March 31, 2024. These costs are included in sales, general and administrative expenses in the condensed consolidated statements of operations.

4. Sale of In-Store Marketing Business and Presentation as Discontinued Operations.

On August 3, 2023, the Company completed the sale of certain assets and certain liabilities relating to the Company’s In-Store Marketing Business for a price of $3.5 million to TIMIBO LLC, an affiliate of Park Printing, Inc. (the “Buyer”) under an Asset Purchase Agreement (the “Purchase Agreement”). The Company retained accounts receivable, as well as cash, cash equivalents and marketable securities. The cash consideration for the sale was subject to a post-closing adjustment. The final purchase adjustment for the net balance was to reduce the cash consideration by $1.5 million, with the Company retaining an equal amount of cash that had been received for unexecuted programs. Under the Purchase Agreement, $200,000 was escrowed for a twelve-month period for any future claims, as defined in the Purchase Agreement, by the Buyer against the Company and is included in Accounts receivable, net on the Consolidated Balance Sheets The results of the In-Store Marketing Business have been presented as discontinued operations and the related assets and liabilities have been classified as related to discontinued operations, for all periods presented. The carrying amounts of major classes of assets and liabilities that were reclassified as related to discontinued operations on the Consolidated Balance Sheets were as follows:

	June 30, 2024	December 31, 2023
Current Assets:
Accounts receivable, net	$-	$292,000
Current assets related to discontinued operations	$-	$292,000

Current Liabilities:
Accounts payable	$-	$7,000
Accrued sales tax	63,000	169,000
Other accrued liabilities	21,000	81,000
Current liabilities related to discontinued operations	$84,000	$257,000

Results of discontinued operations are summarized below:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Net service revenues	$6,211,000	$19,042,000
Cost of services	4,588,000	14,499,000
Gross Profit	1,623,000	4,543,000

Operating Expenses:
Selling	361,000	725,000
Marketing	300,000	596,000
General and administrative	572,000	665,000
Total Operating Expenses	1,233,000	1,986,000
Operating (Loss) Income	$390,000	$2,557,000

Other Income	-	9,000

Income from discontinued operations before income taxes	390,000	2,566,000
Income tax benefit	-	-
Income from discontinued operations, net of tax	$390,000	$2,566,000

For the three and six months ended June 30, 2024, the Company recognized approximately $64,000 and $136,000, respectively, of benefit in sales, general and administrative expense of discontinued operations from the reduction in the accrual for sales tax due to the expiration of the statute of limitations. For the three and six months ended June 30, 2024, the Company generated $292,000 of cash from discontinued operations.

5. Inventories.

Inventories at June 30, 2024 consisted of the following:

June 30, 2024

Finished goods	$491,000
Work-in-process	$1,331,000
Raw Materials and packaging supplies	$5,152,000
Total	6,973,000

6. Property and Equipment.

Property and equipment at June 30, 2024 consisted of the following:

Machinery and equipment	$11,045,000
Leasehold improvements	113,000
Bushes	489,000
Vehicles	575,000
Furniture and fixtures	218,000
Property and equipment, gross	12,440,000
Less: accumulated depreciation	(1,017,000)
Property and equipment, net	$11,423,000

At June 30, 2024, property and equipment, net of $758,000 were located outside of the U.S.

Depreciation expense was $424,000 and $569,000 for the three and six months ended June 30, 2024. Depreciation of $378,000 and $46,000 were recorded within cost of sales and sales, general and administrative expenses, respectively, for the three months ended June 30, 2024. Depreciation of $500,000 and $66,000 were recorded within cost of sales and sales, general and administrative expenses, respectively, for the six months ended June 30, 2024. Depreciation expense for the three and six months ended June 30, 2023 was $12,000 and $26,000, respectively, which was recorded in sales, general and administrative expenses.

7. Equity Method Investment.

Araucanía Flowers SA (“Araucania”) is based in Chile and serves as a marketing arm for the Company to export its crops to Latin-America countries. Araucanía has two other shareholders that hold 70% of its aggregate issued and outstanding shares. At June 30, 2024, the Company had a 30% equity interest in Araucania with a carrying amount of approximately $167,000. For the period ended June 30, 2024, the equity in net income of Araucania was approximately $nil. As of June 30, 2024, the Company had a note receivable from Araucanía with a balance of $165,000 which is included in Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

Bloomia had a 50% ownership interest in Horti-Group USA LLC (“Horti-Group”). Horti-Group operates a 45-acre facility near Washington D.C. that Bloomia utilizes to grow and distribute its tulips to North American customers. On February 9, 2023, Bloomia sold its interest in Horti-Group to V-Maxx for a sale price of $2,500,000. The sale price was seller-financed via the issuance of an interest-free loan from Fresh Tulips to V-Maxx with an original principal amount $2,500,000. The loan to V-Maxx is to be repaid in 17 monthly instalments of $150,000 for the first 16 months and $100,000 for the last month, with the first payment on April 1, 2023, and the last payment on August 1, 2024. The Company does not receive cash from V-Maxx, instead the $150,000 per month is applied to the rent owed to Horti-Group and is reflected in Noncash operating lease expense as an add back to net loss in the Condensed Consolidated Statement of Cash Flows. At June 30, 2024, the balance of the loan was $250,000.

8. Goodwill and Other Intangible Assets.

The following table summarizes the changes in goodwill:

Balance as of January 1, 2024	$-
Goodwill resulting from the Bloomia Acquisition	10,122,000
Measurement period adjustment	50,000
Balance as of June 30, 2024	$10,172,000

During the three and six months ended June 30, 2024, the Company recorded a measurement period adjustment which increased goodwill by $50,000. This measurement period adjustment resulted from a remeasurement of acquired payroll taxes payable.

Other intangible assets and related amortization are as follows at June 30, 2024:

	Cross Carrying	Useful Life	Accumulated	Net Carrying
	Amount	(Years)	Amortization	Amount
Tradename	$8,570,000	Indefinite	$-	$8,570,000
Customer relationships	18,300,000	12	539,000	17,761,000
	$26,870,000		$539,000	$26,331,000

For the three and six months ended June 30, 2024 amortization of intangible assets expensed to operations was $381,000 and $539,000, respectively. The weighted average remaining amortization period for intangible assets as of June 30, 2024 is approximately 11.6 years.

Remaining estimated aggregate annual amortization expense is as follows:

June 30, 2024
Remainder of 2024	$763,000
2025	1,525,000
2026	1,525,000
2027	1,525,000
2028	1,525,000
Thereafter	10,898,000
Total	$17,761,000

9. Debt.

The components of debt at June 30, 2024 consisted of the following:

June 30, 2024
Credit Agreement - term loan	$17,550,000
Notes payable	12,750,000
Credit Agreement - revolving credit facility	935,000
Paid in kind interest	536,000
$31,771,000

Less: unamortized debt issuance costs	$(355,000)

Total debt	$31,416,000

Less current maturities	$(1,800,000)

Long term debt, net of current maturities	$29,616,000

To finance the Bloomia acquisition, the Company entered into a revolving credit and term loan agreement (the “Credit Agreement”), with Tulp 24.1 as the borrower (the “Borrower”) for a $18,000,000 term loan and a $6,000,000 revolving credit facility. The revolving credit facility may be used by the Company for general business purposes and working capital, subject to availability under a borrowing base consisting of 80% of eligible accounts receivable and generally 50% of eligible inventory. Borrowings under the Credit Agreement bear interest at a rate per annum equal to Term (Secured Overnight Financing Rate) SOFR for an interest period of one month plus 3.0%. In addition to paying interest on the outstanding principal under the Credit Agreement, the Borrower is required to pay a commitment fee of 0.50% on the unutilized commitments under the revolving credit facility. The obligations under the Credit Agreement are secured by substantially all of the personal property of the Borrower and its subsidiaries. The Company provided an unsecured guaranty of the obligations of the Borrower under the Credit Agreement. The Credit Agreement requires the Borrower and its subsidiaries to maintain (a) a minimum fixed charge coverage ratio of not less than 1.25 to 1.00 and (b) a maximum senior cash flow leverage ratio of 3.0 to 1.0 until September 30, 2024, stepping down to 2.00 to 1.00 on December 31, 2027, until the maturity date of the Credit Agreement. As of June 30, 2024, the Company was in compliance with these financial covenants. The Credit Agreement contains other customary affirmative and negative covenants, including covenants that restrict the ability of the Borrower and its subsidiaries to incur additional indebtedness, dispose of significant assets, make distributions or pay dividends, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions or grant liens on its assets, subject to certain limitations. The Credit Agreement also contains customary events of default, the occurrence of which would permit the lenders to terminate their commitments and accelerate loans under the Credit Agreement, including failure to make payments under the credit facility, failure to comply with covenants in the Credit Agreement and other loan documents, cross default to other material indebtedness of the Borrower or any of its subsidiaries, failure of the Borrower or any of its subsidiaries to pay or discharge material judgments, bankruptcy of the Borrower or any of its subsidiaries, and change of control of the Company. The term loan is scheduled to be repaid in quarterly installments of $450,000, commencing on June 30, 2024 with a scheduled maturity date of  February 20, 2029. The term loan is subject to additional principal payments under the annual 50% of excess cash flow provision (waived if total net cash flow leverage is less than 2.0x as of fiscal year-end). The scheduled maturity date of the revolving credit facility is February 20, 2029.

As part of the financing of the Bloomia acquisition, the Company entered into notes payable with the sellers. Notes payable for $12,750,000 have a term of five years with a scheduled maturity date of March 24, 2029. The notes payable are subject to additional principal payments based on “excess cash flow” (“excess cash flow” has the same definition as “excess cash flow” used to determine additional principal payments for the term loan under the Credit Agreement). The notes payable initially bear interest at 8% per annum for the first year that increase annually by 2 percentage points. Interest on loans made under the notes payable is payable “in kind” (“PIK”) Interest that is payable “in-kind” is added to the aggregate principal amount on the applicable interest payment date. Additionally, the Company entered into short-term notes payable with the sellers. The short-term notes payable of $2,700,000 was paid in full as of June 30, 2024.

As of June 30, 2024, there was $355,000 of debt issuance costs related to the term loan, net of amortization of $30,000 which has been presented as a direct deduction from long-term debt in the accompanying consolidated balance sheet. As of June 30, 2024, there was $119,000 of deferred financing costs related to the revolving credit facility, net of amortization of $9,000, which has been presented within prepaid expenses and other current assets in the accompanying consolidated balance sheet.

The Company incurred $464,000 of interest expense on the term loans and revolving facility and incurred non-cash paid-in-kind interest of $536,000 on the seller notes which are included in interest expense (income), net on the condensed consolidated statements of operations and comprehensive income (loss). The combined aggregate amount of maturities for each of the five years following June 30, 2024, are as follows:

Remainder of 2024	$900,000
2025	$1,800,000
2026	$1,800,000
2027	$1,800,000
2028	$1,800,000
2029	$23,671,000
$31,771,000

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

The weighted average remaining lease term and weighted average discount rate is as follows:

June 30,
2024
Weighted average remaining lease term (years)
Finance leases	1.35
Operating leases	14.36
Weighted average discount rate applied
Finance leases	3.95%
Operating leases	8.22%

The components of lease expense from continuing operations are as follows within our condensed consolidated statements of operations and comprehensive income (loss):

	Three months ended June 30, 2024	Six months ended June 30, 2024
Operating lease expense:
Operating lease cost	$1,055,000	$1,504,000
Short-term and variable lease cost	258,000	344,000
Finance lease expense:
Finance lease cost - depreciation	3,000	3,000
Total lease expense	$1,316,000	$1,851,000

	Three months ended June 30, 2023	Six months ended June 30, 2023
Operating lease expense:
Operating lease cost	$10,000	$25,000
Short-term and variable lease cost	12,000	20,000
Total lease expense	$22,000	$45,000

Lease expense from discontinued operations	$22,000	$45,000

Supplemental cash flow information related to leases where the Company is the lessee is as follows:

	Three months ended June 30, 2024	Six months ended June 30, 2024
Operating cash flows from operating leases	$909,000	$1,228,000
Financing cash flows from finance leases	3,000	3,000
Leased assets obtained in exchange for operating lease liabilities	-	34,289,000
Leased assets obtained in exchange for finance lease liabilities	-	22,000

Operating cash flows from operating leases during the three and six months ended June 30, 2023 were $0 and $10,000, respectively.

As of June 30, 2024, the maturities of the operating and finance lease liabilities are as follows:

Year ending December 31,	Operating Leases	Finance Leases
remainder of 2024	$1,843,000	$9,000
2025	3,758,000	11,000
2026	3,833,000	-
2027	3,909,000	-
2028	3,806,000	-
2029	3,827,000	-
Thereafter	38,081,000	-
Total Lease Payments	59,057,000	20,000

Less discount to PV	(25,086,000)	(1,000)
Liability balance	$33,971,000	$19,000

11.Income Taxes.

For the three and six months ended June 30, 2024, the Company recorded an income tax benefit of 24.5% and 29.4%, respectively on loss from continuing operations. The rates differ from the federal statutory rate of 21% due to state taxes of 4.7%, valuation allowance change of 24.2% and nondeductible transaction costs and other permanent items of (20.5)%. For the three and six months ended June 30, 2023, the Company recorded an income tax expense of 12.5% and 0.4% on loss from continuing operations before income taxes. The rate differs from the federal statutory rate of 21% due to state taxes of 3.8%, valuation allowance change of (24.2)% and other permanent items of (0.2)%.

For the three and six months ended June 30, 2024, the Company recorded an income tax benefit of $201,000 and $548,000 on the loss from continuing operations before income taxes. The overall benefit of $548,000 includes a $451,000 benefit for the reversal of the valuation allowance on federal deferred tax assets. During the three months ended March 31, 2024, the Company established deferred tax liabilities related to the acquisition in the majority ownership of Bloomia. The Company anticipates that the deferred tax liabilities will result in future taxable income that will allow for the realization of the federal deferred tax assets.

As of June 30, 2024, and December 31, 2023, the Company had unrecognized tax benefits totaling $43,000, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $43,000.

12. Commitments and Contingencies.

Litigation. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of June 30, 2024, the Company was not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

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

13. Employee Benefit Plans.

For all Dutch employees, the Company participates in defined contribution pension plans with an independent insurance company. Defined contributions are expensed in the year in which the related employee services are rendered. The Company makes contributions on behalf of all Dutch employees of which $22,000 and $30,000 were made and expensed for the three and six months ended June 30, 2024, respectively.

14. Subsequent Events.

On August 15, 2024, we entered into an unsecured Delayed Draw Term Note (the “Note”) with Air T Inc. (Air T) pursuant to which Air T has agreed to advance from time to time until August 15, 2026, but not on a revolving basis, up to $2.5 million to fund the Company’s operations. Amounts outstanding under the Note will bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default. The entire principal amount outstanding on the Loans, together with accrued and unpaid interest thereon as set forth below, shall be due and payable in full on the earlier of (i) August 15, 2029, (ii) Borrower’s receipt of a written demand by the Lender delivered on or after February 15, 2026, and (iii) such earlier date as all principal owing hereunder becomes due and payable by acceleration or otherwise (the “Maturity Date”). The Borrower may prepay any Loan outstanding hereunder, together with accrued and unpaid interest on such Loan, at any time without prepayment or penalty.

Air T Inc. beneficially owns greater than 10% of our outstanding Common Stock and is a member of a group of stockholders that collectively owns approximately 40% of our outstanding common stock. Additionally, our current director and Co-Chief Executive Officer, Mark R. Jundt serves as General Counsel and Corporate Secretary of Air T, current director and Co-Chief Executive Officer, Daniel C. Philp serves as Senior Vice President of Corporate development at Air T, and current director Nicholas J. Swenson serves as President and Chief Executive Officer of Air T and is himself a member of the stockholder group. The entry into the Note was approved in advance by the Audit Committee of our Board of Directors in accordance with our Related Person Transaction Approval Policy and by a vote of solely independent directors who have no relationship with Air T.

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

Company Overview

The Company is a specialty agricultural company focused on making and managing its agricultural investments in the United States and internationally.

In August 2023, the Company completed the sale of its In-Store Marketing Business for gross proceeds of $3.5 million (See Note 4 in the Condensed Consolidated Financial Statements). The operations of the In-Store Marketing Business are presented as discontinued operations. All prior periods presented have been restated to also present the In-Store Marketing Business as discontinued operations.

On February 22, 2024, the Company acquired majority ownership in Bloomia B.V. and its subsidiaries (“Bloomia”). Bloomia produces and sells fresh cut tulips.

In April 2023, the Company began the development of a non-bank lending business, through the hiring of a Senior Vice President of Lending, who later became our Chief Executive Officer. The Company met with a number of prospects for loan originations and/or purchases and deals were negotiated, but none reached execution. With the Company’s decision to allocate capital to the Bloomia acquisition, significantly less capital was available for the lending business in the near-term. Promptly after receiving a notice of resignation from the Company’s then-serving Chief Executive Officer in June 2024, our Board of Directors reexamined the Company’s strategic position and prospects. Primarily because the departing Chief Executive Officer represented nearly all of the Company’s knowledge and expertise relating to the purchase of existing loans and/or origination and funding of new loans, the Company has determined to focus solely on the ag business. Because the non-bank lending business remained in development, this change is not expected to have a significant adverse impact on the Company’s operations or financial results.

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

The tulip sales business tends to be seasonal with spring being the strongest sales season. Accounts receivable and inventory balances are at their lowest levels in the summer following the strong spring sales season. Inventory balances peak prior to the spring season.

Former Lending Business

The Company had previously planned to also develop a non-bank lending business via its wholly owned subsidiary, Farmland Credit, Inc. (“FCI”), and FCI’s subsidiaries, Farmland Credit FR, LLC and Farmland Credit AV, LLC. Promptly after receiving a notice of resignation from the Company’s then-serving Chief Executive Officer in June 2024, our Board of Directors reexamined the Company’s strategic position and prospects. Primarily because the now departed Chief Executive Officer represented nearly all of the Company’s knowledge and expertise relating to the purchase of existing loans and/or origination and funding of new loans, the Company has determined to focus solely on the ag business. Because the non-bank lending business remained in development, this change is not expected to have a significant adverse impact on the Company’s operations or financial results.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Operations as a percentage of total net sales.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Revenue, net	$16,780,000	$-	$24,813,000	$-
Cost of goods sold	12,803,000	-	18,942,000	-
Gross profit	3,977,000	-	5,871,000	-
Gross profit as a percent of sales	23.7%	NA	23.7%	NA

Sales, general and administrative expenses	4,095,000	557,000	7,483,000	1,185,000
Operating income (loss)	(118,000)	(557,000)	(1,612,000)	(1,185,000)
Operating loss as a percent of sales	-0.7%	NA	-6.5%	NA

Foreign exchange difference, net	9,000	-	(36,000)	-
Interest expense (income), net	964,000	(135,000)	1,189,000	(238,000)
Other expenses, net	(9,000)	-	-	-
Loss from continuing operations before income taxes	(1,082,000)	(422,000)	(2,765,000)	(947,000)
Income tax (benefit) expense	(213,000)	4,000	(548,000)	7,000
Net loss from continuing operations	(869,000)	(426,000)	(2,217,000)	(954,000)
Income from discontinued operations, net of tax	64,000	390,000	136,000	2,566,000
Net (loss) income including noncontrolling interest	(805,000)	(36,000)	(2,081,000)	1,612,000
Less: Net (loss) income attributable to noncontrolling interest	(70,000)	-	(295,000)	-
Net (loss) income attributable to Lendway, Inc.	$(735,000)	$(36,000)	$(1,786,000)	$1,612,000

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

Revenue, Net.  Revenue, net for the three and six months ended June 30, 2024 was $16,780,000 and $24,813,000, respectively, all of which were from Bloomia for the period from its acquisition on February 22, 2024 (“the acquisition date”) through June 30, 2024 (the “acquisition period”). The first and second calendar quarters are normally the strongest sales quarters for Bloomia with the first calendar quarter benefiting from Valentine’s Day, Easter season and the start of the Spring season. The Company added two additional retail customers over the prior period.

Gross Profit. Gross profit for the three months ended June 30, 2024 was $3,977,000 or 23.7.0% as a percentage of revenue. Gross margin percentage is typically higher in the first and second quarters since sales are typically higher and allow better leverage of fixed costs in costs of sales. For purchase accounting, the inventory was written up to fair value on the acquisition date. This write-up is amortized over the turnover of the inventory and the acquisition period included $162,000 of costs related to this amortization in the three months ended June 30, 2024.

Gross profit for the six months ended June 30, 2024, was $5,871,000. Gross profit as a percentage of total net revenue was 23.7% for the six months ended June 30, 2024, compared. The amortization of the inventory written up to fair value was $1,522,000 for the six months ended June 30, 2024.

Gross margin percentage has historically been higher in the first and second quarters since sales are typically higher and allow better leverage of fixed costs in costs of sales.

Operating Expenses

Sales, general and administrative. Sales, general and administrative expenses for the three months ended June 30, 2024 was $4,095,000 compared to $557,000 for the three months ended June 30, 2023. The increase was primarily due the acquisition of Bloomia, including $652,000 of integration costs in the period.

Sales, general and administrative expenses for the six months ended June 30, 2024, was $7,483,000 compared to $1,185,000 for the six months ended June 30, 2023. The increases for both periods was primarily due to the acquisition of Bloomia, including one-time acquisition related costs.

Interest Expense and Income.  Interest expense for the three months ended June 30, 2024, was $984,000 compared to interest income of $135,000 for the three months ended June 30, 2023.  In connection with the Bloomia acquisition, the Company began incurring interest expenses starting February 21, 2024. The Company did not have debt in the prior year. The Company has not hedged the risk of its interest expense if the Term SOFR reference rate increases.

Interest expense for the six months ended June 30, 2024, was $1,209,000 compared to interest income of $238,000 for the three months ended June 30, 2023.  The increase is due to the interest on the debt associated with the acquisition of Bloomia.

Income Taxes. For the three and six months ended June 30, 2024, the Company recorded an income tax benefit of 24.5% and 29.4%, respectively, on loss from continuing operations. The rate differs from the federal statutory rate of 21% due to state taxes of 4.7%, valuation allowance change of 24.2% and nondeductible transaction costs and other permanent items of (20.5)%.  For the three and six months ended June 30, 2023, the Company recorded an income tax expense of 12.5% and 040%, respectively, on loss from continuing operations before income taxes. The rate differs from the federal statutory rate of 21% due to state taxes of 3.8%, valuation allowance change of (24.2)% and other permanent items of (0.2)%.

For the three and six months ended June 30, 2024, the Company recorded an income tax benefit of 201,000 and $548,000, respectively, on the loss from continuing operations before income taxes and equity in net income of equity investment. The overall benefit of $548,000 includes a $451,000 benefit for the reversal of the valuation allowance on federal deferred tax assets. During the first quarter of 2024 the Company established deferred tax liabilities related to the acquisition in the majority ownership of Bloomia. The Company anticipates that the deferred tax liabilities will result in future taxable income that will allow for the realization of the federal deferred tax assets.

As of June 30, 2024, and December 31, 2023, the Company had unrecognized tax benefits totaling $43,000, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $43,000.

Income from Discontinued Operations, Net of Tax. For the three and six months ended June 30, 2024, income from discontinued operations is a result of the reduction in the accrual for sales tax due the expiration of the statute of limitations. Income from discontinued operations, net of tax, three and six months ended June 30, 2023, reflects the legacy In-store Marketing Business results of operations. Information on the sale of the In-Store Marketing Business and statement of operations details of the discontinued operations are included in Note 4 to the Consolidated Financial Statements.

Noncontrolling interest. The 18.6% noncontrolling interest in Tulp 24.1’s loss for the acquisition period was $70,000 and $293,000 for the three and six months ended June 30, 2024, respectively.

Non-GAAP Financial Measures

This report includes EBITDA which is a “non-GAAP financial measure.” EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense.

This non-GAAP financial measure, which is not calculated or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has been provided as information supplemental and in addition to the financial measures presented in accordance with GAAP. This non-GAAP financial measure is not a substitute for, or as an alternative to, and should be considered in conjunction with, respective GAAP financial measures. The non-GAAP financial measure presented may differ from similarly named measures used by other companies.

Included below is a reconciliations of EBITDA to net loss from continuing operations, the most directly comparable GAAP measure.

Reconciliation of Net Loss from Continuing Operations

to EBITDA from Continuing Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Net loss from continuing operations	$(881,000)	$(426,000)	$(2,217,000)	$(954,000)
Interest (income) expense, net	964,000	(135,000)	1,189,000	(238,000)
Provision for income taxes	(201,000)	4,000	(548,000)	7,000
Depreciation and amortization	808,000	12,000	1,108,000	26,000
EBITDA	$690,000	$(545,000)	$(468,000)	$(1,159,000)

Liquidity and Capital Resources

The Company has financed its operations with proceeds from the sale of its legacy business and sales of its products, in addition to a significant payment resulting from the settlement of litigation. To aid in funding the Bloomia acquisition, Tulp 24.1 entered a Credit Agreement that provided an $18,000,000 term loan and a revolver with borrowings of up to $6,000,000. At June 30, 2024, the Company’s working capital (defined as current assets less current liabilities) was $5,817,000 compared to $15,525,000 at December 31, 2023. During the six months ended June 30, 2024, cash and cash equivalents decreased $14,358,000 from $16,077,000 at December 31, 2023 to $1,719,000 at June 30, 2024.

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2024 was $4,573,000, of which $292,000 was provided by accounts receivable related to discontinued operations collected in the year. Cash from operations is greatest in the first half of the year due to the seasonality of the Bloomia business. The Company used $1,700,000 in cash in the period to purchase tulips bulbs.

Investing Activities. Net cash used in investing activities during the six months ended June 30, 2024 was $34,243,000, which primarily related to the purchase price and other expenses resulting from the acquisition of Bloomia. Net cash used in investing activities also includes cash paid for purchases of property and equipment.

Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2024 was $15,268,000, which primarily related to proceeds received from issuance of the Credit Agreement used to fund the acquisition of a majority interest in Bloomia.

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

To finance the Bloomia acquisition, the Company entered into the Credit Agreement, together with Tulp 24.1 as the borrower. Under the terms of the Credit Agreement, Tulp 24.1 had an $18.0 million term loan funded. The Credit Agreement also contains a $6.0 million revolving credit facility, which may be used by Tulp 24.1 for general business purposes and working capital. The Company expects that the credit facility will provide sufficient credit availability to support its ongoing operations, fund its new debt service requirements, capital expenditures and working capital for at least the next 12 months.

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

The Credit Agreement requires Tulp 24.1 and its subsidiaries to maintain (a) a minimum fixed charge coverage ratio of not less than 1.25 to 1.00 and (b) a maximum senior cash flow leverage ratio of 3.0 to 1.0 until September 30, 2024, and stepping down to 2.00 to 1.00 on December 31, 2027, until the maturity date of the Credit Agreement. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the ability of Tulp 24.1 and its subsidiaries to incur additional indebtedness, dispose of significant assets, make distributions or pay dividends to the Company, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions or grant liens on its assets, subject to certain limitations.

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

As of June 30, 2024, the Company was in compliance with these financial covenants, and expects to be in compliance for at least the next twelve months.

As part of the financing of the Bloomia acquisition, Tulp 24.1 entered into notes payable with the sellers. Notes payable for $12,750,000 million have a term of five years, subject to requiring principal payments based on “excess cash flow” as defined. Interest is at 8% per annum in the first year and increases annually by 2 percentage points. Notes payable for $2,700,000 million were paid in full as of June 30, 2024.

After the end of the quarter, on August 15, 2024, we entered into an unsecured Delayed Draw Term Note (the “Note”) with Air T Inc. (“Air T”) pursuant to which Air T has agreed to advance from time to time until August 15, 2026, but not on a revolving basis, up to $2.5 million to fund the Company’s operations. Amounts outstanding under the Note will bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default. The entire principal amount outstanding on the Loans, together with accrued and unpaid interest thereon as set forth below, shall be due and payable in full on the earlier of (i) August 15, 2029, (ii) Borrow’s receipt of a written demand by the Lender delivered on or after February 15, 2026, and (iii) such earlier date as all principal owing hereunder becomes due and payable by acceleration or otherwise (the “Maturity Date”). The borrower may prepay any Loan outstanding hereunder, together with accrued and unpaid interest on such Loan, at any time without prepayment or penalty.

Air T beneficially owns greater than 10% of our outstanding Common Stock and is a member of a group of stockholders that collectively owns approximately 40% of our outstanding common stock. Additionally, our current director and Co-Chief Executive Officer, Mark R. Jundt serves as General Counsel and Corporate Secretary of Air T, current director and Co-Chief Executive Officer, Daniel C. Philp serves as Senior Vice President of Corporate development at Air T, and current director Nicholas J. Swenson serves as President and Chief Executive Officer of Air T and is himself a member of the stockholder group. The entry into the Note was approved in advance by the Audit Committee of our Board of Directors in accordance with our Related Person Transaction Approval Policy and by a vote of solely independent directors who have no relationship with Air T.

The Company expects that cash from operations combined with funds available under the Credit Facility and the Note will provide sufficient credit availability to support its ongoing operations, fund its new debt service requirements, capital expenditures and working capital for at least the next 12 months.

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

We test goodwill for impairment by either performing a qualitative evaluation or a quantitative test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results and cost factors, as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect to bypass this qualitative assessment and perform the quantitative test in accordance with ASC 350, Intangibles - Goodwill and Other. Fair values under the quantitative test are estimated using a combination of discounted projected future earnings or cash flow methods and multiples of earnings in estimating fair value. The estimate of the reporting unit’s fair value is determined by weighting a discounted cash flow model and a market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects and market and economic conditions and market-participant considerations. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

If we fail the quantitative assessment of goodwill impairment (“quantitative assessment”), we would be required to recognize an impairment loss equal to the amount that a reporting unit’s carrying value exceeded its fair value.

We have an indefinite-lived intangible asset for trade name of $8,570,000 from the Bloomia acquisition. Annually in the fourth quarter, or if conditions indicate an additional review is necessary, we assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. We have the option to first assess qualitative factors to determine whether the fair value of a trade name is “more likely than not” less than its carrying value. If it is more likely than not that an impairment has occurred, we then perform the quantitative impairment test. If we perform the quantitative test, the carrying value of the asset is compared to an estimate of its fair value to identify impairment. The fair value is determined by the relief-from-royalty method, which requires significant judgment. Actual results may differ from assumed and estimated amounts utilized in the analysis. If we conclude an impairment exists, the asset’s carrying value will be written down to its fair value.

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

Interest expense. For debt with variable rate interest, interest expense is recorded based on a weighted average effective interest rate method. The significant assumptions used in the weighted average estimate are the future debt balance and the length of time the debt will be outstanding.

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

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (1) our ability to integrate and continue to successfully operate the newly acquired Bloomia business, (2) our ability to compete, (3) concentration of Bloomia’s historical revenue among a small number of customers, (4) changes in interest rates, (5) ability to comply with the requirements of the Credit Agreement, (6) market conditions that may restrict or delay appropriate or desirable opportunities, (7) our ability to develop and maintain necessary processes and controls relating to our businesses (8) reliance on one or a small number of employees in each of our businesses, (9) potential adverse classifications of our Company if we are unsuccessful in executing our business plans, (10) other economic, business, market, financial, competitive and/or regulatory factors affecting the Company’s businesses generally; (11) our ability to attract and retain highly qualified managerial, operational and sales personnel; and (12) the availability of additional capital on desirable terms, if at all. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in this report and additional risks, if any, identified in our Annual Report on Form 10-K, this and subsequent Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K filed with the SEC. Such forward-looking statements should be read in conjunction with the Company’s filings with the SEC. Lendway assumes no responsibility to update the forward-looking statements contained in this report or the reasons why actual results would differ from those anticipated in any such forward-looking statement, other than as required by law.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer and its principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, Dan Philp and Mark Jundt, principal executive officers and Biz McShane, principal accounting and financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2024 were effective.

Changes in Internal Control Over Financial Reporting

During the year, we completed the acquisition of a majority interest in Bloomia B.V. (“Bloomia”) which represents a material change in internal control over financial reporting since management’s last assessment. Prior to the acquisition, Bloomia was a private company and has not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into the acquired Bloomia subsidiaries and to augment our company-wide controls to reflect the risks inherent in an acquisition of this type.

Other than the Bloomia acquisition, there were no changes in the Company’s internal control over financial reporting occurred during the first six months of 2024 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

A description of our legal proceedings, if any, is contained in Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, except as noted below.

The Company’s success depends on its key personnel.

The Company’s business results depend largely upon the continued contributions of Bloomia’s CEO Werner Jansen. If Mr. Jansen no longer serves in (or serves in some lesser capacity than) his current role, or if the Company loses other members of our management team, we may not be able to successfully execute on our business strategy and our business, financial condition and results of operations, as well as the market price of its securities, could be adversely affected.

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

During the second quarter of fiscal year 2024, the Company was unable to complete required SEC filings, including our first quarter report 10-Q, timely. The delays were primarily caused by acquisition-related integration issues. While the Company has taken steps to address the issue, including hiring a new Chief Financial Officer, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses. If we are unable to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, and our ability to access the capital markets could be limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On August 28, 2023, we announced that our Board of Directors had approved a stock repurchase authorization providing for the repurchase of up to 400,000 shares of the Company’s common stock. We may purchase shares of our common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transaction, or by other means in accordance with federal securities laws. Open market repurchases may be effected pursuant to Rule 10b5-1 trading plans. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock or to acquire shares on any particular timetable and may be suspended or discontinued at any time at the Company’s discretion. There was no repurchase activity for the three months ended June 30, 2024.  As of June 30, 2024, 315,792 shares remained available for repurchase under the existing authorization.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference To

2.1*	Asset Purchase Agreement dated May 24, 2023	Exhibit 2.1 to Current Report filed May 25, 2023

2.2*

Agreement for the Sale and Purchase of Shares, dated February 21, 2024, by and among Tulp 24.1, LLC, Tulipa Acquisitie Holding B.V., Botman Bloembollen B.V., W.F. Jansen, H.J. Strengers and the Company

Exhibit 2.1 to Current Report filed February 26, 2024

3.1	Certificate of Incorporation	Exhibit 3.1 to Current Report filed August 9, 2023

3.2	Bylaws	Exhibit 3.2 to Current Report filed August 9, 2023

10.1**	Consulting Agreement with Zackery Weber dated June 3, 2024	Filed Electronically

10.2**	Employment Agreement with Mark R. Jundt	Exhibit 10.1 to Form 8-K filed June 11, 2024

10.3**	Employment Agreement with Daniel C. Philp	Exhibit 10.2 to Form 8-K filed June 11, 2024

10.4	Form of Restricted Stock Award Agreement for Directors under 2018 Equity Incentive Plan	Filed Electronically

10.5	Delayed Draw Term Note payable to Air T Inc. dated August 15, 2024	Filed Electronically

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed Electronically

31.2	Certification of Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Furnished Electronically

101

The following materials from Lendway, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

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

LENDWAY, INC.
(Registrant)

Dated: August 16, 2024	/s/ Mark R. Jundt
Mark R. Jundt
Co-Chief Executive Officer
(on behalf of registrant)

Dated: August 16, 2024	/s/ Daniel C. Philp
Daniel C. Philp
Co-Chief Executive Officer
(on behalf of registrant)

Dated: August 16, 2024	/s/ Elizabeth E. McShane
Elizabeth E. McShane
Chief Financial Officer
(principal financial and accounting officer)

