Form 10-Q
period 2024-09-30
LENDWAY, INC.
filed 2024-11-19
CIK 875355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2024

or

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

Number of shares outstanding of Common Stock, $.01 par value, as of November 15, 2024 was 1,769,599.

Lendway, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lendway, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

Values are rounded to the nearest thousand dollar and thousand share

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,333,000	$16,077,000
Accounts receivable, net	2,337,000	-
Receivable from escrow account	-	200,000
Inventories, net	15,490,000	-
Prepaid expenses and other current assets	1,423,000	52,000
Other current assets related to discontinued operations	-	292,000
Total current assets	20,583,000	16,621,000

Property and equipment, net	11,538,000	35,000
Equity-method investment	167,000	-
Goodwill	10,474,000	-
Intangible assets, net	25,950,000	-
Operating lease right-of-use assets	33,362,000	7,000
Finance lease right-of-use assets	16,000	-
Long-term receivable	369,000	-
Other assets	-	10,000
Total assets	$102,459,000	$16,673,000

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$3,679,000	$32,000
Accrued compensation	348,000	635,000
Accrued expenses and other current liabilities	1,640,000	168,000
Current portion of operating lease liabilities	1,042,000	4,000
Current portion of finance lease liabilities	28,000	-
Current portion of debt	2,271,000	-
Current liabilities related to discontinued operations	55,000	257,000
Total current liabilities	9,063,000	1,096,000

Long-term liabilities:
Accrued income taxes	-	42,000
Operating lease liabilities, net of current portion	32,729,000	3,000
Finance lease liabilities, net of current portion	46,000	-
Long-term debt, net	34,610,000	-
Related party note payable	2,008,000	-
Deferred tax liabilities, net	8,738,000	-
Total Long-term liabilities	78,131,000	45,000

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock, par value $0.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,770,000 and 1,743,000 at September 30, 2024 and December 31, 2023, respectively	17,000	17,000
Additional paid-in capital	16,212,000	16,176,000
Accumulated other comprehensive income	38,000	-
Accumulated deficit	(3,464,000)	(661,000)
Total stockholders' equity attributable to Lendway, Inc.	12,803,000	15,532,000
Equity from noncontrolling interest	2,462,000	-
Total Stockholders' equity	15,265,000	15,532,000
Total Liabilities and Stockholders' equity	$102,459,000	$16,673,000

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Values are rounded to the nearest thousand dollar and thousand share

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue, net	$6,628,000	$-	$31,581,000	$-
Cost of goods sold	5,188,000	-	24,490,000	-
Gross profit	1,440,000	-	7,091,000	-
Sales, general and administrative expenses	2,791,000	1,633,000	9,920,000	2,983,000
Operating loss	(1,351,000)	(1,633,000)	(2,829,000)	(2,983,000)
Foreign exchange difference, net	46,000	-	10,000	-
Interest expense (income), net	800,000	(111,000)	1,989,000	(325,000)
Other expenses, net	(3,000)	-	(3,000)	-
Loss from continuing operations before income taxes	(2,194,000)	(1,522,000)	(4,825,000)	(2,658,000)
Income tax benefit	(736,000)	(11,000)	(1,284,000)	(4,000)
Net loss from continuing operations	(1,458,000)	(1,511,000)	(3,541,000)	(2,654,000)
Income (loss) from discontinued operations, net of tax	66,000	(333,000)	202,000	2,422,000
Gain from sale of discontinued operations, net of tax	-	2,970,000	-	2,970,000
Net (loss) income including noncontrolling interest	(1,392,000)	1,126,000	(3,339,000)	2,738,000
Less: Net loss attributable to noncontrolling interest	(267,000)	-	(536,000)	-
Net (loss) income attributable to Lendway, Inc.	(1,125,000)	1,126,000	(2,803,000)	2,738,000
Other comprehensive income (foreign currency translation)	1,000	-	47,000	-
Comprehensive (loss) income including noncontrolling interest	(1,124,000)	1,126,000	(2,756,000)	2,738,000
Less: Comprehensive loss income attributable to noncontrolling interest	-	-	9,000	-
Comprehensive (loss) income attributable to Lendway, Inc.	$(1,124,000)	$1,126,000	$(2,765,000)	$2,738,000

Net (loss) income per basic and diluted share attributable to Lendway, Inc.:
Continuing operations	$(0.67)	$(0.85)	$(1.70)	$(1.48)
Discontinued operations	0.04	1.48	0.11	3.01
Basic and diluted earnings per share	$(0.64)	$0.63	$(1.58)	$1.53

Weighted average shares used in calculation of net (loss) income per share:
Basic and diluted	1,770,000	1,785,000	1,770,000	1,793,000

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Values are rounded to the nearest thousand dollar and thousand share

(Unaudited)

			Additional	Accumulated Other		Total Lendway		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
BALANCE DECEMBER 31, 2023	1,743,000	$17,000	$16,176,000	$-	$(661,000)	$15,532,000	$-	$15,532,000
Value of stock-based compensation	-	-	1,000	-	-	1,000	-	1,000
Net loss	-	-	-	-	(1,163,000)	(1,163,000)	(251,000)	(1,414,000)
Other comprehensive income	-	-	-	3,000	-	3,000	-	3,000
Issuance of noncontrolling interests in acquisition	-	-	-	-	-	-	2,990,000	2,990,000
BALANCE MARCH 31, 2024	1,743,000	$17,000	$16,177,000	$3,000	$(1,824,000)	$14,373,000	$2,739,000	$17,262,000
Issuance of restricted stock awards	27,000	270	(270)	-	-	-	-	-
Value of stock-based compensation	-	-	13,000	-	-	13,000	-	13,000
Net loss	-	-	-	-	(515,000)	(515,000)	(19,000)	(534,000)
Other comprehensive income	-	-	-	34,000	-	34,000	9,000	$43,000
BALANCE JUNE 30, 2024	1,770,000	$17,000	$16,190,000	$37,000	$(2,339,000)	$13,905,000	$2,729,000	$16,634,000
Value of stock-based compensation	-	-	22,000	-	-	22,000	-	22,000
Net loss	-	-	-	-	(1,125,000)	(1,125,000)	(267,000)	(1,392,000)
Other comprehensive income	-	-	-	1,000	-	1,000	-	1,000
BALANCE AT SEPTEMBER 30, 2024	1,770,000	$17,000	$16,212,000	$38,000	$(3,464,000)	$12,803,000	$2,462,000	$15,265,000

BALANCE DECEMBER 31, 2022	1,797,000	$18,000	$16,458,000	$-	$(3,075,000)	$13,401,000	$-	$13,401,000
Issuance of common stock, net	1,000	-	8,000	-	-	8,000	-	8,000
Value of stock-based compensation	-	-	22,000	-	-	22,000	-	22,000
Net income	-	-	-	-	1,648,000	1,648,000	-	1,648,000
BALANCE MARCH 31, 2023	1,798,000	$18,000	$16,488,000	$-	$(1,427,000)	$15,079,000	-	$15,079,000
Value of stock-based compensation	-	-	14,000	-	-	14,000	-	14,000
Net loss	-	-	-	-	(36,000)	(36,000)	-	(36,000)
BALANCE AT JUNE 30, 2023	1,798,000	18,000	16,502,000	-	(1,463,000)	15,057,000	-	$15,057,000
Repurchase of common stock	(75,000)	-	(437,000)	-	-	(437,000)	-	(437,000)
Issuance of common stock, net	22,000	-	149,000	-	-	149,000	-	149,000
Issuance of common stock upon vesting of
restricted stock units	6,000	-	-	-	-	-	-	-
Value of stock-based compensation	-	-	7,000	-	-	7,000	-	7,000
Net loss	-	-	-	-	1,126,000	1,126,000	-	1,126,000
BALANCE AT SEPTEMBER 30, 2023	1,751,000	$18,000	$16,221,000	$-	$(337,000)	$15,902,000	$-	$15,902,000

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Values are rounded to the nearest thousand dollar

(Unaudited)

Nine Months Ended September 30,	2024	2023
Operating Activities
Net (loss) income including noncontrolling interest	$(3,339,000)	$316,000
Gain from sale of discontinued operations, net of tax	-	(2,970,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,928,000	3,000
Amortization of deferred financing costs	77,000	-
Changes in allowance for credit losses	-	-
Stock-based compensation expense	36,000	43,000
Noncash paid in kind interest expense	936,000	-
Noncash operating lease expense	1,145,000	-
Deferred income tax benefit	(1,542,000)	-
Increase (decrease) in cash resulting from changes in, net of acquisition:
Accounts receivable, net	1,093,000	(200,000)
Inventories	(3,008,000)	-
Income tax receivable	-	2,000
Prepaid expenses and other current assets	515,000	(96,000)
Accounts payable	1,583,000	(41,000)
Accrued compensation	(2,100,000)	-
Accrued expenses and other current liabilities	(100,000)	630,000
Accrued income taxes	113,000	(12,000)
Net cash used in operating activities of continuing operations	(2,663,000)	(2,325,000)
Net cash provided by operating activities of discontinued operations	90,000	1,735,000
Net cash used in operating activities	(2,573,000)	(590,000)

Investing Activities
Proceeds from sale of business	-	1,581,000
Purchases of property and equipment	(704,000)	(24,000)
Acquisition of Bloomia, net of cash acquired	(34,178,000)	-
Receipt of escrow receivable	200,000	-
Net cash (used in) provided by investing activities of continuing operations	(34,682,000)	1,557,000
Net cash used in investing activities of discontinued operations	-	(24,000)
Net cash (used in) provided by investing activities	(34,682,000)	1,533,000

Financing Activities
Proceeds from term loan	18,000,000	-
Proceeds from revolving debt	11,056,000	-
Proceeds from related party note	2,000,000	-
Proceeds from machinery financing loan	156,000	-
Repayments of long-term debt	(450,000)	-
Repayments of seller note	(2,700,000)	-
Repayments of revolving debt	(5,065,000)	-
Principal payments on finance lease liabilities	(11,000)	-
Payment of financing costs	(513,000)	-
Proceeds from issuances of common stock		9,000
Repurchase of common stock, net	-	(437,000)
Net cash provided by (used in) financing activities	22,473,000	(428,000)

Effect of exchange rate changes	38,000	-
Net decrease in cash and cash equivalents	(14,744,000)	515,000
Cash and cash equivalents, beginning of period	16,077,000	14,524,000
Cash and cash equivalents, end of period	$1,333,000	$15,039,000

Supplemental cash flow information
Cash paid for interest	$1,006,000	$-
Cash paid for income taxes	$438,000	$79,000
Noncash purchase consideration - Equity issuance of noncontrolling interest	$2,990,000	$-
Noncash purchase consideration - Seller notes	$15,451,000	$-

Non-cash financing activities
Common stock issued for accrued liabilities	$-	$148,000

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation.

Description of Business. Lendway, Inc. (“the Company”) is a specialty agricultural (“ag”) company focused on making and managing its ag investments in the United States (“U.S.”) and internationally. On February 22, 2024, the Company, through its majority-owned U.S. subsidiary Tulp 24.1, LLC (“Tulp 24.1”), acquired Bloomia B.V. (“Bloomia”). Subsequent to the purchase of Bloomia, the Company’s primary operations will be that of Bloomia. Bloomia is a significant producer of fresh cut tulips in the U.S. with a presence in the Netherlands and South Africa. As part of consideration for the business combination, the Company issued units of Tulp 24.1 to the continuing CEO of Bloomia, which amounted to 18.6% and is presented as noncontrolling interest in these unaudited condensed consolidated financial statements. The remaining 81.4% equity interest of Tulp 24.1 is owned by the Company and the Company is and maintains control of Tulp 24.1 as its sole managing member. Refer to Note 3 for further discussion. The Company had previously planned to also develop a non-bank lending business via its wholly owned subsidiary, Farmland Credit, Inc. (“FCI”), and FCI’s subsidiaries, Farmland Credit FR, LLC and Farmland Credit AV, LLC. Promptly after receiving a notice of resignation from the Company’s then-serving Chief Executive Officer in June 2024, our Board of Directors reexamined the Company’s strategic position and prospects. Primarily because the departing Chief Executive Officer represented nearly all of the Company’s knowledge and expertise relating to the purchase of existing loans and/or origination and funding of new loans, the Company has determined to focus solely on the ag business. Because the non-bank lending business remained in development, this change is not expected to have a significant adverse impact on the Company’s operations or financial results.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of the Company include all wholly and majority owned subsidiaries of the Company. The operations of Bloomia are included since the date of acquisition. Entities for which the Company owns an interest, does not consolidate, but exercises significant influence, are accounted for under the equity method of accounting and are included in equity method investments within the condensed consolidated balance sheets. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X and do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company’s consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024 (the Form 10-K). In the opinion of management, all adjustments (consisting of normal recurring accruals and other-than-normal adjustments as disclosed in Note 15 herein) considered necessary for a fair statement have been included. The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited balance sheet as of December 31, 2023 contained in the Form 10-K; however, certain prior period amounts have been reclassified to conform to current period classification. Reclassifications had no material effect on prior year net income, net income (loss) per share, or stockholders’ equity.

The condensed consolidated results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2024, nor for any other future annual or interim period. The tulip sales business tends to be seasonal with first and second quarter being the strongest sales season. Accounts receivable and inventory balances are at their lowest levels in June and July following the strong sales season. Inventory balances peak in the first quarter ahead of the primary selling season.

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

2. Significant Accounting Policies.

Use of Estimates. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The key estimates made by management include the determination of fair values in conjunction with the acquisition of our majority interest in Bloomia, and the carrying value of inventories, right-of-use assets and lease liabilities, useful lives for property and equipment and intangible assets, and valuation of income taxes. Actual results could differ from these estimates.

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

Transactions and balances that are denominated in currencies that differ from the functional currencies have been remeasured into U.S. dollars in accordance with principles set forth in Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters. At each balance sheet date, monetary items denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date, while income and expenses are translated at average exchange rates for the periods presented. All exchange gains and losses from the remeasurement mentioned above are reflected in the condensed consolidated statements of operations as foreign exchange expenses or income, as appropriate.

For subsidiaries whose functional currency has been determined to be other than the U.S. dollar, assets and liabilities are translated at year-end exchange rates, and condensed consolidated statements of operations items are translated at average exchange rates prevailing during the year, and equity is translated at blended historical rates. Resulting translation differences are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

Accounts Receivable, Net. Accounts receivable are presented in the balance sheets at their outstanding balances net of the allowance for credit losses. These receivables are generally trade receivables due in one year or less or expected to be billed and collected within one year. The Company estimates credit losses on accounts receivable in accordance with ASC 326 Financial Instruments - Credit Losses. The Company measures the allowance for credit losses on trade receivables on a collective (pool) basis when similar risk characteristics exist. The estimate for allowance for credit losses is based on a historical loss rate for each pool. Management considers qualitative factors such as change in economic factors, regulatory matters, and industry trends to determine if an allowance should be further adjusted. At September 30, 2024, the Company’s allowance for credit losses is immaterial.

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

Long-Lived Assets Impairment Testing. Long-lived assets, which include property, plant, and equipment, finite-lived intangible assets subject to amortization, and right-of-use assets, are assessed for impairment whenever events or changes in circumstances such as asset utilization, physical change, legal factors or other matters indicate the carrying value of those assets may not be recoverable from future undiscounted cash flows. The impairment test involves comparing the carrying amount of each individual asset-group to the forecasted undiscounted future cash flows generated by that asset group. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. In the event the carrying amount of the asset exceeds the gross undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of an individual asset group’s carrying amount over its fair value and is recognized in the statement of operations in the period that the impairment occurs. The reasonableness of the useful lives of the asset and other long-lived assets is regularly evaluated. During the three and nine months ended September 30, 2024, and 2023, no impairment losses were identified.

Goodwill and Indefinite-lived Assets. Goodwill results from business combinations and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Annually, or if conditions indicate an additional review is necessary, the Company assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if it is necessary to perform the quantitative goodwill impairment test. The Company has one reporting unit. If the Company performs the quantitative test, it compares the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify potential impairment. The fair value of each reporting unit is estimated using a discounted cash flow model. Where available, and as appropriate, comparable market multiples are also used to corroborate the results of the discounted cash flow models. In determining the estimated future cash flow, the Company considers and applies certain estimates and judgments, including current and market projected future levels of income based on management’s plans, business trends, prospects and economic conditions and market-participant considerations. If the estimated fair value of the reporting to unit is less than the carrying value, a goodwill impairment loss is recorded for the difference, up the amount of the total goodwill. During the three and nine months ended September 30, 2024, no impairment losses were identified.

Further, the Company recognized a trade name associated with the Bloomia acquisition that was determined to be an indefinite-lived intangible asset. Annually, or if conditions indicate an additional review is necessary, we test indefinite-lived trade names for impairment. We have the option to first assess qualitative factors to determine whether the fair value of a trade name is “more likely than not” less than its carrying value. If it is more likely than not that an impairment has occurred, we then perform the quantitative impairment test. If we perform the quantitative test, the carrying value of the asset is compared to an estimate of its fair value to identify impairment. The fair value is determined by the relief from royalty method, which requires significant judgment. Actual results may differ from assumed and estimated amounts utilized in the analysis. If we conclude an impairment exists, the asset’s carrying value will be written down to its fair value. During the three and nine months ended September 30, 2024, no impairment losses were identified.

Equity-Method Investments. Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over the investee. Under the equity method of accounting, the Company records its investments in equity-method investees in the consolidated balance sheets as equity-method investments and its share of investees’ earnings or losses together with other-than-temporary impairments in value, basis differences between the carrying amount and our ownership interest in the underlying net assets of the investee, and any gain or loss from the sale of an equity method investment as gain or loss on sale of equity investment in net income of unconsolidated investments in the consolidated statements of operations. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

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

The carrying amounts of certain financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other financial working capital items approximate their fair values at September 30, 2024 and December 31, 2023 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled. The carrying amount of debt approximates fair value due to the debt’s variable market interest rate.

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

The following table presents revenue disaggregated by customer, as determined by the operational nature of their industry:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Supermarket	$5,611,000	$28,766,000
Wholesaler	792,000	2,078,000
Other	225,000	737,000
	$6,628,000	$31,581,000

During the nine months ended September 30, 2024, the Company had two customers that account for 10% or more of the total revenues. These two customers accounted for approximately 38% and 19% of revenues, respectively, for the nine months ended September 30, 2024. As of September 30, 2024, approximately $0.9 million was due from these two customers. The loss of a major customer could adversely affect the Company’s operating results and financial condition.

Cost of Sales. Cost of sales consists primarily of costs to procure, sort, pick, cool, and transport bulbs. Additionally, cost of sales includes labor and facility costs related to production operations.

Shipping and Handling. The Company’s shipping and handling costs include costs incurred with third-party carriers to transport products to customers. The costs of outbound freight are included in the cost of goods sold in the condensed consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2024, the costs of out-bound freight were approximately $421,000 and $1,872,000, respectively.

Advertising Costs. The Company expenses advertising costs as incurred. These costs are included within sales, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss). Total advertising expense was approximately $18,000 and $27,000 for the three and nine months ended September 30, 2024, respectively.

Interest expense. For debt with variable rate interest, interest expense is recorded based on a weighted average effective interest rate method. The significant assumptions used in the weighted average estimate are the future debt balance and the length of time the debt will be outstanding. Paid in kind interest is not paid in cash and included in the long-term debt, net in the unaudited condensed consolidated balance sheets. Financing costs incurred as part of the acquisition of Bloomia are amortized and expense in interest expense in the unaudited condensed consolidated statements of operations.

Income Taxes. The Company uses the liability method to account for income taxes as prescribed by ASC 740. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates in the period during which they are signed into law. In determining the Company’s ability to realize its deferred tax assets, the Company considers any available tax planning strategies that could be implemented. Under ASC 740, a valuation allowance is required when it is more likely than not that all or some portion of the deferred tax assets will not be realized due to the inability to generate sufficient future taxable income of the correct character. Failure to achieve previously forecasted taxable income could affect the ultimate realization of deferred tax assets and could negatively impact the Company’s effective tax rate on future earnings.

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

During the nine months ended September 30, 2024, the Company issued 27,000 shares of restricted stock under the 2018 Equity Incentive Plan. The shares underlying the awards were assigned a grant date fair value of $5.64 per share, based on the stock price on the date of grant, and are scheduled to vest over three years. During the nine months ended September 30, 2023, no stock options or restricted stock were issued by the Company. The Company recorded total stock-based compensation expense of $36,000 and $43,000 for the nine months ended September 30, 2024 and 2023, respectively.

Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the year.

In determining diluted net income (loss) per share, the Company considers whether the result of the incremental shares would be antidilutive. During the three and nine month period ended September 30, 2024, the Company was in a net loss position and the result of the potentially dilutive securities was determined to be antidilutive and therefore, no incremental shares are included in any of the per share calculations.

At September 30, 2024, no options were outstanding. At September 30, 2023, options to purchase 14,086 shares of common stock with a weighted average exercise price of $14.17 were outstanding and determined to be antidilutive.

Weighted average common shares outstanding for the three and nine months ended September 30, 2024, and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Denominator for basic net income (loss) per share - weighted average shares	1,770,000	1,785,000	1,770,000	1,793,000
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—	—
Denominator for diluted net income (loss) per share - weighted average shares	1,770,000	1,785,000	1,770,000	1,793,000

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

The acquisition has been accounted for in accordance with ASC Topic 805, “Business Combinations,” using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to the net identifiable tangible and intangible assets of Bloomia acquired, based on their fair values at the date of the acquisition.

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

The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

Fair value of purchase consideration
Cash consideration	$34,919,000
Equity in subsidiary issued (noncontrolling interest)	2,990,000
Seller bridge loans	15,451,000
Total fair value of consideration	$53,360,000

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$739,000
Accounts receivable	3,430,000
Inventories	12,493,000
Prepaid and other	2,509,000
Property and equipment	11,740,000
Intangible assets	26,870,000
Equity method investment	167,000
Finance lease - right of use assets	22,000
Operating lease - right of use assets	34,289,000
Other assets	358,000
Total assets acquired	92,617,000

Accounts payable	2,064,000
Accrued expenses	3,066,000
Finance lease liabilities - current	13,000
Operating lease liabilities - current	945,000
Finance lease liabilities - long-term	9,000
Operating lease liabilities - long-term	33,344,000
Deferred tax liabilities	10,290,000
Total liabilities assumed	49,731,000
Net identifiable assets acquired	42,886,000
Goodwill	10,474,000
Total consideration transferred	$53,360,000

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

Revenue, net and net loss before taxes for Bloomia since the date of acquisition included in the condensed consolidated statements of operations were approximately $6,628,000 and $910,000, respectively for three months ended September 30, 2024. Revenue, net and net income before taxes for Bloomia since the date of acquisition included in the condensed consolidated statements of operations were approximately $31,581,000 and $1,745,000 for the nine months ended September 30, 2024, respectively.

Unaudited pro forma information has been prepared as if the acquisition had taken place on January 1, 2023. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transaction actually taken place on January 1, 2023, and the unaudited pro forma information does not purport to be indicative of future financial operating results. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisitions. In accordance with ASC 270-10, the Company is unable to provide unaudited pro forma information for revenue and net earnings for the three and nine months ended September 30, 2023 due to lack of available information during the period prior to ownership. Unaudited pro forma information for the three and nine months ended September 30, 2024, excluding the impact of debt and intangible asset amortization, is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Revenue, net	$6,628,000	$33,955,055
Net loss attributable to Lendway	(1,125,000)	(2,552,000)

The Company incurred approximately $1,542,000 of acquisition-related costs that were expensed during the three months ended March 31, 2024 and an additional $542,000 in integrations costs that were expensed in the nine months ended September 30, 2024. These costs are included in sales, general and administrative expenses in the condensed consolidated statements of operations.

4. Sale of In-Store Marketing Business and Presentation as Discontinued Operations.

On August 3, 2023, the Company completed the sale of certain assets and certain liabilities relating to the Company’s In-Store Marketing Business for a price of $3,500,000 to TIMIBO LLC, an affiliate of Park Printing, Inc. (the “Buyer”) under an Asset Purchase Agreement (the “Purchase Agreement”). The Company retained accounts receivable, as well as cash, cash equivalents and marketable securities. The cash consideration for the sale was subject to a post-closing adjustment. The final purchase adjustment for the net balance was to reduce the cash consideration by $1,500,000, with the Company retaining an equal amount of cash that had been received for unexecuted programs. Under the Purchase Agreement, $200,000 was escrowed for a twelve-month period for any future claims, as defined in the Purchase Agreement, by the Buyer against the Company and is included in Accounts receivable, net on the condensed consolidated balance sheets. The results of the In-Store Marketing Business have been presented as discontinued operations and the related assets and liabilities have been classified as related to discontinued operations, for all periods presented. The carrying amounts of major classes of assets and liabilities that were reclassified as related to discontinued operations on the condensed consolidated balance sheets were as follows:

	September 30, 2024	December 31, 2023
Current Assets:
Accounts receivable, net	$-	$292,000
Current assets related to discontinued operations	$-	$292,000

Current Liabilities:
Accounts payable	$-	$7,000
Accrued sales tax	40,000	169,000
Other accrued liabilities	15,000	81,000
Current liabilities related to discontinued operations	$55,000	$257,000

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Net service revenues	$1,976,000	$21,018,000
Cost of services	1,568,000	16,067,000
Gross Profit	408,000	4,951,000

Operating Expenses:
Selling	410,000	1,135,000
Marketing	210,000	806,000
General and administrative	142,000	642,000
Total Operating Expenses	762,000	2,583,000
Operating (Loss) Income	$(354,000)	$2,368,000

Other Income	21,000	54,000
(Loss) Income from discontinued operations	$(333,000)	$2,422,000

Gain from sale of discontinued operations before income taxes	3,044,000	3,044,000
Income tax expense	74,000	74,000
Gain from the sale of discontinued operations, net of tax	$2,970,000	$2,970,000

Results of discontinued operations are summarized below:

For the three and nine months ended September 30, 2024, the Company recognized approximately $66,000 and $202,000, respectively, of benefit in sales, general and administrative expense of discontinued operations from the reduction in the accrual for sales tax due to the expiration of the statute of limitations. For the nine months ended September 30, 2024, the Company generated $292,000 of cash from discontinued operations.

5. Inventories.

Inventories consisted of the following at:

September 30, 2024
Finished goods	$358,000
Work-in-process	1,486,000
Raw materials and packaging supplies	13,686,000
Total inventories	$15,530,000
Less: provision	(40,000)
Inventories, net	$15,490,000

6. Property and Equipment.

Property and equipment, net consisted of the following at:

September 30, 2024
Machinery and equipment	$11,284,000
Leasehold improvements	113,000
Bushes	489,000
Vehicles	576,000
Furniture and fixtures	220,000
Property and equipment, gross	12,682,000
Less: accumulated depreciation	(1,144,000)
Property and equipment, net	$11,538,000

At September 30, 2024, property and equipment, net of $925,000 were located outside of the U.S. Included in machinery and equipment is $55,000 of equipment funded by a financing lease. The financing lease is included in financing leases on the condensed consolidated balance sheet. Also included in machinery and equipment is $100,000 of spare parts that are not currently in use and not being depreciated.

Depreciation expense was $436,000 and $1,002,000 for the three and nine months ended September 30, 2024. Depreciation of $408,000 and $28,000 were recorded within cost of sales and sales, general and administrative expenses, respectively, for the three months ended September 30, 2024. Depreciation of $908,000 and $94,000 were recorded within cost of sales and sales, general and administrative expenses, respectively, for the nine months ended September 30, 2024. Depreciation expense for the three and nine months ended September 30, 2023 was $10,000 and $36,000, respectively, which was recorded in sales, general and administrative expenses.

7. Equity Method Investment.

Araucanía Flowers SA (“Araucania”) is based in Chile and serves as a marketing arm for the Company to export its crops to Latin-America countries. Araucanía has two other shareholders that hold 70% of its aggregate issued and outstanding shares. At September 30, 2024, the Company had a 30% equity interest in Araucania with a carrying amount of approximately $167,000. For the period ended September 30, 2024, the equity in net income of Araucania was approximately $nil. As of September 30, 2024, the Company had a note receivable from Araucanía with a balance of $369,000 which is included in long-term receivable in the accompanying condensed consolidated balance sheet.

Bloomia had a 50% ownership interest in Horti-Group USA LLC (“Horti-Group”). Horti-Group operates a 45-acre facility near Washington D.C. that Bloomia utilizes to grow and distribute its tulips to North American customers. On February 9, 2023, Bloomia sold its interest in Horti-Group to V-Maxx for a sale price of $2,500,000. The sale price was seller-financed via the issuance of an interest-free loan from Fresh Tulips to V-Maxx with an original principal amount $2,500,000. The loan to V-Maxx is to be repaid in 17 monthly installments of $150,000 for the first 16 months and $100,000 for the last month, with the first payment on April 1, 2023, and the last payment on August 1, 2024. The Company does not receive cash from V-Maxx, instead the $150,000 per month is applied to the rent owed to Horti-Group and is reflected in Noncash operating lease expense as an add back to net loss in the condensed consolidated statement of cash flows. At September 30, 2024, the balance of the loan was zero.

8. Goodwill and Other Intangible Assets.

The following table summarizes the changes in goodwill:

Balance as of January 1, 2024	$-
Goodwill resulting from the Bloomia Acquisition	10,122,000
Measurement period adjustment	352,000
Balance as of September 30, 2024	$10,474,000

During the nine months ended September 30, 2024, the Company recorded a measurement period adjustment which increased goodwill by $352,000. This measurement period adjustment resulted from a remeasurement of acquired payroll taxes payable, other accruals, inventory and property and equipment.

Other intangible assets and related amortization are as follows at September 30, 2024:

	Carrying	Useful Life	Accumulated	Net Carrying
	Amount	(Years)	Amortization	Amount
Tradename	$8,570,000	Indefinite	$-	$8,570,000
Customer relationships	18,300,000	12	920,000	17,380,000
	$26,870,000		$920,000	$25,950,000

For the three and nine months ended September 30, 2024, amortization of intangible assets expensed to operations was $381,000 and $920,000, respectively. The weighted average remaining amortization period for intangible assets as of September 30, 2024 is approximately 11.4 years.

Remaining estimated aggregate annual amortization expense is as follows at:

September 30, 2024
Remainder of 2024	$381,000
2025	1,525,000
2026	1,525,000
2027	1,525,000
2028	1,525,000
Thereafter	10,899,000
Total	$17,380,000

9. Long-term debt, net.

The components of debt consisted of the following at:

September 30, 2024
Credit Agreement - term loan	$17,550,000
Notes payable	12,750,000
Credit Agreement - revolving credit facility	5,991,000
Paid in kind interest (PIK)	928,000
Machinery financing loan (1)	156,000
$37,375,000

Less: unamortized debt issuance costs	(334,000)
Total debt	$37,041,000
PIK included in accrued expenses and other current liabilities	(160,000)
Less current maturities	(2,271,000)
Long term debt, net of current maturities	$34,610,000

(1)

In the three months ended September 30, 2024, the Company entered into a financing arrangement to finance the purchase of machinery. This transaction represented a failed sale leaseback with the associated equipment recorded in property and equipment, net and the proceeds received recorded as debt on the Company’s condensed consolidated balance sheet.

To finance the Bloomia acquisition, the Company entered into a revolving credit and term loan agreement (the “Credit Agreement”), with Tulp 24.1 as the borrower (the “Borrower”) for a $18,000,000 term loan and a $6,000,000 revolving credit facility. On October 16, 2024, the Company amended the credit agreement (Amended Credit Agreement) to, among other things, temporarily increase the borrowing capacity under the revolving credit facility to $8,000,000. The revolving credit facility may be used by the Company for general business purposes and working capital, subject to availability under a borrowing base consisting of 80% of eligible accounts receivable and generally 50% of eligible inventory. Borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to Term (Secured Overnight Financing Rate) SOFR for an interest period of one month plus 3.0%. In addition to paying interest on the outstanding principal under the Amended Credit Agreement, the Borrower is required to pay a commitment fee of 0.50% on the unutilized commitments under the revolving credit facility. The obligations under the Amended Credit Agreement are secured by substantially all of the personal property of the Borrower and its subsidiaries. The Company provided an unsecured guaranty of the obligations of the Borrower under the Amended Credit Agreement. The Amended Credit Agreement requires the Borrower and its subsidiaries to maintain (a) a minimum fixed charge coverage ratio of not less than 1.25 to 1.00 and (b) a maximum senior cash flow leverage ratio of 3.75 to 1.0 until September 30, 2024, stepping down to 2.00 to 1.00 on December 31, 2027, until the maturity date of the Amended Credit Agreement. As of September 30, 2024, the Company was in compliance with these financial covenants. The Amended Credit Agreement contains other customary affirmative and negative covenants, including covenants that restrict the ability of the Borrower and its subsidiaries to incur additional indebtedness, dispose of significant assets, make distributions or pay dividends, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions or grant liens on its assets, subject to certain limitations. The Amended Credit Agreement also contains customary events of default, the occurrence of which would permit the lenders to terminate their commitments and accelerate loans under the Amended Credit Agreement, including failure to make payments under the credit facility, failure to comply with covenants in the Amended Credit Agreement and other loan documents, cross default to other material indebtedness of the Borrower or any of its subsidiaries, failure of the Borrower or any of its subsidiaries to pay or discharge material judgments, bankruptcy of the Borrower or any of its subsidiaries, and change of control of the Company. The term loan is scheduled to be repaid in quarterly installments of $450,000, commencing on June 30, 2024 with a scheduled maturity date of February 20, 2029. The term loan is subject to additional principal payments under the annual 50% of excess cash flow provision (waived if total net cash flow leverage is less than 2.0x as of fiscal year-end). The scheduled maturity date of the revolving credit facility is February 20, 2029.

As part of the financing of the Bloomia acquisition, the Company entered into notes payable with the sellers. Notes payable for $12,750,000 have a term of five years with a scheduled maturity date of March 24, 2029. The notes payable are subject to additional principal payments based on “excess cash flow” (“excess cash flow” has the same definition as “excess cash flow” used to determine additional principal payments for the term loan under the Credit Agreement). The notes payable initially bear interest at 8% per annum for the first year that increase annually by 2 percentage points. Interest on loans made under the notes payable is payable “in kind” (“PIK”). Interest that is payable “in-kind” is added to the aggregate principal amount on the applicable interest payment date. Additionally, the Company entered into short-term notes payable with the sellers. The short-term notes payable of $2,700,000 was paid in full as of June 30, 2024.

As of September 30, 2024, there was $334,000 of debt issuance costs related to the term loan, net of amortization of $51,000 which has been presented as a direct deduction from long-term debt in the accompanying condensed consolidated balance sheet. As of September 30, 2024, there was $113,000 of deferred financing costs related to the revolving credit facility, net of amortization of $15,000, which has been presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

The Company incurred $419,000 and $883,000 of interest expense on the term loans and revolving facility in the three and nine months ended September 30, 2024, respectively. The Company incurred non-cash paid-in-kind interest of $392,000 and $928,000 on the seller notes facility in the three and nine months ended September 30, 2024, respectively. Term loan, revolving credit facility and paid-in-kind interest  are included in interest expense (income), net on the condensed consolidated statements of operations and comprehensive income (loss).

The combined aggregate maturities for each of the five years following September 30, 2024 are as follows:

Remainder of 2024 (1)	$905,000
2025	1,981,000
2026	1,823,000
2027	1,824,000
2028	1,826,000
2029	29,016,000
$37,375,000

(2)	The September 2024 installment of the term loan was paid in October 2024 and is included in the current portion of long-term debt on the condensed consolidated balance sheet.

10. Related Party Note Payable

On August 15, 2024, the Company entered into an unsecured Delayed Draw Term Note (the “Note”) with Air T Inc. (Air T) pursuant to which Air T has agreed to advance from time to time until August 15, 2026, but not on a revolving basis, up to $2.5 million to fund the Company’s operations. Air T Inc. beneficially owns greater than 10% of our outstanding Common Stock and is a member of a group of stockholders that collectively owns approximately 40% of our outstanding common stock. As of September 30, 2024, the Company had $2,000,000 outstanding under the Note and had incurred $8,000 of interest. Amounts outstanding under the Note bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default. The entire principal amount outstanding on the Loans, together with accrued and unpaid interest thereon as set forth below, shall be due and payable in full on the earlier of (i) August 15, 2029, (ii) Borrower’s receipt of a written demand by the Lender delivered on or after February 15, 2026, and (iii) such earlier date as all principal owing hereunder becomes due and payable by acceleration or otherwise (the “Maturity Date”). The Borrower may prepay any Loan outstanding hereunder, together with accrued and unpaid interest on such Loan, at any time without prepayment or penalty.

On September 27, 2024, we entered into an Amended and Restated Delayed Draw Term Note (the “Amended Note”) with Air T pursuant to which Air T has agreed to advance up to an additional $1.0 million from time to time until August 15, 2026, but not on a revolving basis. The Amended Note provides for total borrowing of up to $3.5 million to fund the Company’s operations. As previously disclosed, amounts outstanding under the Amended Note bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default. The Amended Note remains scheduled to mature and all principal and accrued but unpaid interest will become due on August 15, 2029, subject to Air T’s right to demand payment on or after February 15, 2026. No closing or origination fees will be paid to the Air T.

11. Leases.

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

The weighted average remaining lease term and weighted average discount rate is as follows at:

September 30, 2024
Weighted average remaining lease term (years)
Finance leases	4.31
Operating leases	14.11
Weighted average discount rate applied
Finance leases	5.40%
Operating leases	8.22%

The components of lease expense from continuing operations are as follows within our condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30, 2024	Nine Months Ended September 2024
Operating lease expense:
Operating lease cost	$1,061,000	$2,565,000
Short-term variable lease cost (1)	67,000	277,000
Finance lease expense:
Finance lease cost - depreciation	8,000	11,000
Total lease expense	$1,136,000	$2,853,000

(1)

In the Form 10-Q for the second quarter, management incorrectly disclosed the short-term variable lease expense for the six months ended June 30, 2024. Management corrected the disclosure above. There was no impact on the condensed consolidated statement of operations in either period.

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 2023
Operating lease expense:
Related party lease	$1,000	$2,000
Other	5,000	13,000
Total lease expense	$6,000	$15,000

Lease expense from discontinued operations	$6,000	$15,000

Supplemental cash flow information related to leases where the Company is the lessee is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 2024
Operating cash flows from operating leases	$927,000	$2,155,000
Financing cash flows from finance leases	8,000	11,000
Leased assets obtained in exchanged for operating lease liabilities	-	34,289,000
Leased assets obtained in exchange for finance lease liabilities	62,000	84,000

As of September 30, 2024, the maturities of the operating and finance lease liabilities are as follows:

Year ending December 31,	Operating Leases	Finance Leases
remainder of 2024	$926,000	$7,000
2025	3,770,000	25,000
2026	3,842,000	14,000
2027	3,919,000	14,000
2028	3,809,000	14,000
2029	3,827,000	9,000
Thereafter	38,081,000	-
Total Lease Payments	58,174,000	83,000

Less discount to PV	(24,403,000)	(9,000)
Liability balance	$33,771,000	$74,000

12.  Income Taxes.

For the three and nine months ended September 30, 2024, the Company recorded an income tax benefit of 33.5% and 26.6%, respectively on loss from continuing operations. The rates differ from the federal statutory rate of 21% due to state taxes of 4.7%, valuation allowance change of 9.3% and nondeductible transaction costs and other permanent items of (8.4)%. For the three and nine months ended September 30, 2023, the Company recorded an income tax expense of 0.6% and 0.1% on loss from continuing operations before income taxes. The rate differs from the federal statutory rate of 21% due to state taxes of 3.5%, valuation allowance change of (24.5)% and other permanent items of 0.1%.

For the three and nine months ended September 30, 2024, the Company recorded an income tax benefit of $736,000 and $1,284,000 on the loss from continuing operations before income taxes. The overall benefit of $1,284,000 includes a $451,000 benefit for the reversal of the valuation allowance on federal deferred tax assets. During the three months ended March 31, 2024, the Company established deferred tax liabilities related to the acquisition in the majority ownership of Bloomia. The Company anticipates that the deferred tax liabilities will result in future taxable income that will allow for the realization of the federal deferred tax assets.

As of September 30, 2024, and December 31, 2023, the Company had unrecognized tax benefits totaling $35,000 and $42,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $35,000.

13. Commitments and Contingencies.

Litigation. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of September 30, 2024, the Company was not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity.

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

14. Employee Benefit Plans.

For all Dutch employees, the Company participates in defined contribution pension plans with an independent insurance company. Defined contributions are expensed in the year in which the related employee services are rendered. The Company makes contributions on behalf of all Dutch employees of which $21,000 and $51,000 were made and expensed for the three and nine months ended September 30, 2024, respectively.

 15. Revision of first and second quarter 2024 unaudited results:

During the third quarter ended September 30, 2024, the Company identified certain misstatements in the first and second quarter consolidated financial statements. The Company assessed the applicable guidance issued by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB) and concluded these misstatements were not material, individually or in the aggregate, to the Company’s unaudited condensed consolidated financial statements for the aforementioned interim periods. However, to facilitate comparisons among periods, the Company has decided to revise its previously issued first and second quarter unaudited condensed consolidated financial information. The following tables present the impact of the errors on the previously reported condensed consolidated financial statements:

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustment	As Revised
Cost of goods sold (1)	$6,139,000	$150,000	$6,289,000
Loss from continuing operations before income taxes	(1,683,000)	150,000	(1,833,000)
Net loss from continuing operations	(1,336,000)	150,000	(1,486,000)
Net (loss) income including noncontrolling interest	(1,264,000)	150,000	(1,414,000)
Net (loss) income attributable to Lendway, Inc.	(1,041,000)	122,000	(1,163,000)
Net (loss) income attributable to noncontrolling interest	(223,000)	28,000	(251,000)
Comprehensive (loss) income attributable to Lendway, Inc.	(1,038,000)	122,000	(1,160,000)
Net (loss) income per basic and diluted share attributable to Lendway, Inc.	$(0.73)	$0.07	$(0.80)
Note receivable	$700,000	$(150,000)	$550,000

	Three Months Ended June 30, 2024
	As Previously Reported	Adjustment	As Revised
Revenue (2)	$16,780,000	$140,000	$16,920,000
Cost of goods sold (3)	12,803,000	211,000	13,014,000
Selling, general and administrative expenses (4)	4,095,000	(354,000)	3,741,000
Loss from continuing operations before income taxes	(1,082,000)	(283,000)	(799,000)
Net loss from continuing operations	(881,000)	(283,000)	(598,000)
Net (loss) income including noncontrolling interest	(817,000)	(283,000)	(534,000)
Net (loss) income attributable to Lendway, Inc.	(745,000)	(230,000)	(515,000)
Net (loss) income attributable to noncontrolling interest	(72,000)	(53,000)	(19,000)
Comprehensive (loss) income including noncontrolling interest	(702,000)	(283,000)	(419,000)
Comprehensive (loss) income attributable to Lendway, Inc.	(710,000)	(230,000)	(480,000)
Net (loss) income per basic and diluted share attributable to Lendway, Inc.	$(0.42)	$(0.13)	$(0.29)
Accounts receivable, net	$3,306,000	$140,000	$3,446,000
Inventories, net	6,973,000	(211,000)	6,762,000
Accrued expenses and other current liabilities	2,092,000	(354,000)	1,738,000
Note receivable (5)	250,000	(150,000)	100,000

	Six Months Ended June 30, 2024
	As Previously Reported	Adjustment	As Revised
Revenue	$24,813,000	$140,000	$24,953,000
Cost of goods sold (3)	18,942,000	361,000	19,303,000
Selling, general and administrative expenses (4)	7,483,000	(354,000)	7,129,000
Loss from continuing operations before income taxes	(2,765,000)	(133,000)	(2,632,000)
Net loss from continuing operations	(2,217,000)	(133,000)	(2,084,000)
Net (loss) income including noncontrolling interest	(2,081,000)	(133,000)	(1,948,000)
Net (loss) income attributable to Lendway, Inc.	(1,786,000)	(108,000)	(1,678,000)
Net (loss) income attributable to noncontrolling interest	(295,000)	(25,000)	(270,000)
Comprehensive (loss) income including noncontrolling interest	(1,740,000)	(133,000)	(1,607,000)
Comprehensive (loss) income attributable to Lendway, Inc.	(1,749,000)	(108,000)	(1,641,000)
Net (loss) income per basic and diluted share attributable to Lendway, Inc.	$(1.01)	$(0.06)	$(0.95)

(1)	The Company did not record non-cash rent expense for the month of March 2024. This adjustment impacts the three months ended March 31, 2024 and the six months ended June 30, 2024.
(2)

The Company identified a timing issue whereby product received by the customer before June 30, 2024 was recorded in July 2024, resulting in an understatement of revenue and cost of good sold in the three and six months ended June 30, 2024.

(3)	Based on an inventory count performed in the third quarter of 2024, management noted the inventory balance at June 30, 2024 was overstated, which results in cost of goods sold being understated.
(4)	Management over accrued for certain expenses resulting in an overstatement of selling, general and administrative costs in the three and six months ended June 30, 2024.
(5)	Rent expense was properly stated in the three months ended June 30, 2024, but the note was overstated as of June 30, 2024 due to non-cash rent not being recorded in March 2024.

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

The Company acquired Bloomia for total consideration of $53,360,000. Consideration was comprised of $34,919,000 of cash paid, $15,451,000 of seller bridge loans in lieu of cash, and $2,990,000 of equity issued of Tulp 24.1 which is reflected as noncontrolling interest within these condensed consolidated financial statements. The acquisition was funded through a combination of debt and cash on hand.

The tulip sales business tends to be seasonal with spring being the strongest sales season. Accounts receivable and inventory balances are at their lowest levels in the summer following the strong spring sales season. Inventory balances peak prior to the spring season.

Former Lending Business

The Company had previously planned to also develop a non-bank lending business via its wholly owned subsidiary, Farmland Credit, Inc. (“FCI”), and FCI’s subsidiaries, Farmland Credit FR, LLC and Farmland Credit AV, LLC. Promptly after receiving a notice of resignation from the Company’s then-serving Chief Executive Officer in June 2024, our Board of Directors reexamined the Company’s strategic position and prospects. Primarily because the now departed Chief Executive Officer represented nearly all the Company’s knowledge and expertise relating to the purchase of existing loans and/or origination and funding of new loans, the Company has determined to focus solely on the ag business. Because the non-bank lending business remained in development, this change is not expected to have a significant adverse impact on the Company’s operations or financial results.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations as a percentage of total net sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue, net	$6,628,000	$-	$31,581,000	$-
Cost of goods sold	5,188,000	-	24,490,000	-
Gross profit	1,440,000	-	7,091,000	-
Gross profit as a percent of sales	22%	NA	22%	NA

Sales, general and administrative expenses	2,791,000	1,633,000	9,920,000	2,983,000
Operating loss	(1,351,000)	(1,633,000)	(2,829,000)	(2,983,000)
Operating loss as a percent of sales	(20)%	NA	(9)%	NA

Foreign exchange difference, net	46,000	-	10,000	-
Interest expense (income), net	800,000	(111,000)	1,989,000	(325,000)
Other expenses, net	(3,000)	-	(3,000)	-
Loss from continuing operations before income taxes	(2,194,000)	(1,522,000)	(4,825,000)	(2,658,000)
Income tax benefit	(736,000)	(11,000)	(1,284,000)	(4,000)
Net loss from continuing operations	(1,458,000)	(1,511,000)	(3,541,000)	(2,654,000)
Income from discontinued operations, net of tax	66,000	2,637,000	202,000	5,392,000
Net (loss) income including noncontrolling interest	(1,392,000)	1,126,000	(3,339,000)	2,738,000
Less: Net (loss) income attributable to noncontrolling interest	(267,000)	-	(536,000)	-
Net (loss) income attributable to Lendway, Inc.	$(1,125,000)	$1,126,000	$(2,803,000)	$2,738,000

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

Revenue, Net.  Revenue, net for the three and nine months ended September 30, 2024 was $6,628,000 and $31,581,000, respectively, all of which were generated from Bloomia for the period from its acquisition on February 22, 2024 (“the acquisition date”) through September 30, 2024 (the “acquisition period”). The first and second calendar quarters are normally the strongest sales quarters for Bloomia with the first calendar quarter benefiting from Valentine’s Day, Easter season and the start of the Spring season.

Gross Profit. Gross profit for the three months ended September 30, 2024 was $1,440,000 or 22% as a percentage of revenue. Gross margin percentage is typically higher in the first and second quarters since sales are typically higher and allow better leverage of fixed costs in costs of sales.

Gross profit for the nine months ended September 30, 2024, was $7,091,000. Gross profit as a percentage of total net revenue was 22% for the nine months ended September 30, 2024. The amortization of the inventory written up to fair value was $1,522,000 for the nine months ended September 30, 2024.

Gross margin percentage has historically been higher in the first and second quarters since sales are typically higher and allow better leverage of fixed costs in costs of sales.

Operating Expenses

Sales, general and administrative. Sales, general and administrative expenses for the three months ended September 30, 2024 were $2,791,000 compared to $1,633,000 for the three months ended September 30, 2023. The increase was primarily due to the acquisition of Bloomia.

Sales, general and administrative expenses for the nine months ended September 30, 2024, were $9,920,000 compared to $2,983,000 for the nine months ended September 30, 2023. The increases were primarily due to the acquisition of Bloomia, including one-time acquisition-related costs.

Interest Expense and Income.  Interest expense for the three months ended September 30, 2024, was $800,000 compared to interest income of $111,000 for the three months ended September 30, 2023. In connection with the Bloomia acquisition, the Company began incurring interest expenses starting February 21, 2024. The Company did not have debt in the prior year. The Company has not hedged the risk of its interest expense. If the Term SOFR reference rate increases, the Company’s interest expense on its term loan and revolving credit facility will increase.

Interest expense for the nine months ended September 30, 2024, was $1,989,000 compared to interest income of $325,000 for the nine months ended September 30, 2023. The increase is due to the interest on the debt associated with the acquisition of Bloomia and less short-term investments in the current year.

Income Taxes. For the three and nine months ended September 30, 2024, the Company recorded an income tax benefit of 33.5% and 26.6%, respectively, on loss from continuing operations. The rate differs from the federal statutory rate of 21.0% due to state taxes of 4.7%, valuation allowance change of 9.3% and nondeductible transaction costs and other permanent items of (8.4)%.  For the three and nine months ended September 30, 2023, the Company recorded an income tax expense of 0.6% and 0.1%, respectively, on loss from continuing operations before income taxes. The rate differs from the federal statutory rate of 21.0% due to state taxes of 3.5%, valuation allowance change of (24.5)%. and other permanent items of 0.1%.

For the three and nine months ended September 30, 2024, the Company recorded an income tax benefit of $736,000 and $1,284,000, respectively, on the loss from continuing operations before income taxes and equity in net income of equity investment. The overall benefit of $1,284,000 includes a $451,000 benefit for the reversal of the valuation allowance on federal deferred tax assets. During the first quarter of 2024, the Company established deferred tax liabilities related to the acquisition in the majority ownership of Bloomia. The Company anticipates that the deferred tax liabilities will result in future taxable income that will allow for the realization of the federal deferred tax assets.

As of September 30, 2024, and December 31, 2023, the Company had unrecognized tax benefits totaling $35,000 and $43,000, respectively, including interest, which relates to state nexus issues. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $35,000.

Income from Discontinued Operations, Net of Tax. For the three and nine months ended September 30, 2024, income from discontinued operations is a result of the reduction in the accrual for sales tax due to the expiration of the statute of limitations. Income from discontinued operations, net of tax, for the three and nine months ended September 30, 2023 reflects results from operations from the legacy In-store Marketing Business and the $2,970,000 gain from the sale of that business. Information on the sale of the In-Store Marketing Business and statement of operations details of the discontinued operations are included in Note 4 to the condensed consolidated financial statements.

Noncontrolling interest. The 18.6% noncontrolling interest in Tulp 24.1’s loss for the acquisition period was $267,000 and $536,000 for the three and nine months ended September 30, 2024, respectively.

Non-GAAP Financial Measures

This report includes EBITDA which is a “non-GAAP financial measure.” EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense.

This non-GAAP financial measure, which is not calculated or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has been provided as information supplemental and in addition to the financial measures presented in accordance with GAAP. This non-GAAP financial measure is not a substitute for, or as an alternative to, and should be considered in conjunction with, respective GAAP financial measures. The non-GAAP financial measure presented may differ from similarly named measures used by other companies. We believe this non-GAAP financial measure will be useful to permit investors to evaluate the business consistent with how management evaluates the business. Our EBITDA excludes amounts from net loss from discontinued operations that we do not consider part of our core operating results when assessing our performance. Management has used EBITDA (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our Board of Directors; and (d) to evaluate compliance with covenants and restricted activities under the terms of our Credit Agreement.

Included below is a reconciliation of EBITDA to net loss from continuing operations, the most directly comparable GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss from continuing operations	$(1,458,000)	$(1,511,000)	$(3,541,000)	$(2,654,000)
Interest expense (income), net	800,000	(111,000)	1,989,000	(325,000)
Income tax benefit	(736,000)	(11,000)	(1,284,000)	(4,000)
Depreciation and amortization	820,000	10,000	1,928,000	36,000
EBITDA	$(574,000)	$(1,623,000)	$(908,000)	$(2,947,000)

Liquidity and Capital Resources

The Company has financed its operations with proceeds from the sale of its legacy business and sales of its products, in addition to a significant payment resulting from the settlement of litigation. To aid in funding the Bloomia acquisition, Tulp 24.1 entered a Credit Agreement that provided an $18,000,000 term loan and a revolver with borrowings of up to $6,000,000. At September 30, 2024, the Company’s working capital (defined as current assets less current liabilities) was $11,520,000 compared to $15,525,000 at December 31, 2023. During the nine months ended September 30, 2024, cash and cash equivalents decreased $14,744,000 from $16,077,000 at December 31, 2023 to $1,333,000 at September 30, 2024.

Operating Activities of Continuing Operations. Net cash used in operating activities during the nine months ended September 30, 2024 was $2,663,000. Cash from operations is greatest in the first half of the year due to the seasonality of the Bloomia business. The Company used approximately $11,000,000 in cash in the period to purchase tulips bulbs.

Investing Activities of Continuing Operations. Net cash used in investing activities during the nine months ended September 30, 2024 was $34,682,000, which primarily related to the purchase price and other expenses resulting from the acquisition of Bloomia. Net cash used in investing activities also includes cash received from a note receivable, partially offset by cash paid for purchases of property and equipment.

Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2024 was $22,473,000, which primarily related to proceeds received from issuance of the Credit Agreement used to fund the acquisition of a majority interest in Bloomia.

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

To finance the Bloomia acquisition, the Company entered into the Credit Agreement, together with Tulp 24.1 as the borrower. Under the terms of the Credit Agreement, Tulp 24.1 had an $18.0 million term loan funded. The Credit Agreement also contains a $6.0 million revolving credit facility, which may be used by Tulp 24.1 for general business purposes and working capital. On October 16, 2024, the Company amended the credit agreement (Amended Credit Agreement) to, among other things, temporarily increase the borrowing capacity under the revolving credit facility to $8,000,000.

Borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to Term SOFR for an interest period of one month plus 3.0%. In addition to paying interest on the outstanding principal under the Credit Agreement, Tulp 24.1 is required to pay a commitment fee of 0.50% on the unutilized commitments under the revolving credit facility.

The term loans are scheduled to be repaid in quarterly installments of $450,000, commencing on June 30, 2024. The remaining outstanding balance will be repaid in full after five years. The scheduled maturity of the revolving facility is February 20, 2029. The September 2024 installment was paid in October 2024 and is included in the current portion of long-term debt on the condensed consolidated balance sheet.

The obligations under the Amended Credit Agreement are secured by substantially all of the personal property assets of Tulp 24.1 and its subsidiaries. The Company provided an unsecured guaranty of the obligations of Tulp 24.1 under the Amended Credit Agreement.

The Amended Credit Agreement requires Tulp 24.1 and its subsidiaries to maintain (a) a minimum fixed charge coverage ratio of not less than 1.25 to 1.00 and (b) a maximum senior cash flow leverage ratio of 3.75 to 1.0 until March 31, 2025, and stepping down to 2.00 to 1.00 on December 31, 2027, until the maturity date of the Amended Credit Agreement. The Amended Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the ability of Tulp 24.1 and its subsidiaries to incur additional indebtedness, dispose of significant assets, make distributions or pay dividends to the Company, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions or grant liens on its assets, subject to certain limitations.

The Amended Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to terminate their commitments and accelerate loans under the Amended Credit Agreement, including failure to make payments under the credit facility, failure to comply with covenants in the Amended Credit Agreement and other loan documents, cross default to other material indebtedness of Tulp 24.1 or any of its subsidiaries, failure of Tulp 24.1 or any of its subsidiaries to pay or discharge material judgments, bankruptcy of Tulp 24.1 or any of its subsidiaries, and change of control of the Company.

As of September 30, 2024, the Company was in compliance with these financial covenants and expects to be in compliance for at least the next twelve months.

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

On August 15, 2024, we entered into an unsecured Delayed Draw Term Note (the “Note”) with Air T Inc. (“Air T”) pursuant to which Air T has agreed to advance from time to time until August 15, 2026, but not on a revolving basis, up to $2.5 million to fund the Company’s operations. Amounts outstanding under the Note will bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default. The entire principal amount outstanding on the Loans, together with accrued and unpaid interest thereon as set forth below, shall be due and payable in full on the earlier of (i) August 15, 2029, (ii) Borrow’s receipt of a written demand by the Lender delivered on or after February 15, 2026, and (iii) such earlier date as all principal owing hereunder becomes due and payable by acceleration or otherwise (the “Maturity Date”). The borrower may prepay any Loan outstanding hereunder, together with accrued and unpaid interest on such Loan, at any time without prepayment or penalty. The Company borrowed $2,000,000 under the note in September 2024.

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

The Company expects that cash from operations combined with funds available under the Amended Credit Facility and the Note will provide sufficient credit availability to support its ongoing operations, fund its new debt service requirements, capital expenditures and working capital for at least the next 12 months.

As the Company grows its businesses, we may be required to obtain additional capital through equity offerings or additional debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide.  If we are unable to raise additional funds when needed, we may not be able to grow our businesses or complete transactions related to the strategy.

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

We test goodwill for impairment by either performing a qualitative evaluation or a quantitative test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results and cost factors, as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect to bypass this qualitative assessment and perform the quantitative test in accordance with ASC 350, Intangibles - Goodwill and Other. Fair values under the quantitative test are estimated using a combination of discounted projected future earnings or cash flow methods and multiples of earnings in estimating fair value. The estimate of the reporting unit’s fair value is determined by weighing a discounted cash flow model and a market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects and market and economic conditions, and market-participant considerations. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.

If we fail the quantitative assessment of goodwill impairment (“quantitative assessment”), we would be required to recognize an impairment loss equal to the amount that a reporting unit’s carrying value exceeded its fair value.

We have an indefinite-lived intangible asset for trade name of $8,570,000 from the Bloomia acquisition. Annually in the fourth quarter, or if conditions indicate an additional review is necessary, we assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. We have the option to first assess qualitative factors to determine whether the fair value of a trade name is “more likely than not” less than its carrying value. If it is more likely than not that an impairment has occurred, we then perform the quantitative impairment test. If we perform the quantitative test, the carrying value of the asset is compared to an estimate of its fair value to identify impairment. The fair value is determined by the relief from royalty method, which requires significant judgment. Actual results may differ from assumed and estimated amounts utilized in the analysis. If we conclude an impairment exists, the asset’s carrying value will be written down to its fair value.

Long-Lived Assets. Long-lived assets, which include property and equipment, and definite-lived intangible assets, primarily customer relationships and trade name, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. In the event the carrying amount of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value and is recognized in the statement of income in the period that the impairment occurs. The reasonableness of the useful lives of this asset and other long-lived assets is regularly evaluated.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer and its principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, Dan Philp and Mark Jundt, principal executive officers and Biz McShane, principal accounting and financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2024 were effective.

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

Other than the Bloomia acquisition, there were no changes in the Company’s internal control over financial reporting occurred during the first nine months of 2024 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

During the second, third and fourth quarters of 2024, the Company has experienced significant challenges completing required SEC filings in the time allotted or has relied on extensions. The delays were primarily caused by acquisition-related integration issues. While the Company has taken steps to address the issue, including hiring a new Chief Financial Officer, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future delays in filings or material weaknesses. If we are unable to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, and our ability to access the capital markets could be limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On August 28, 2023, we announced that our Board of Directors had approved a stock repurchase authorization providing for the repurchase of up to 400,000 shares of the Company’s common stock. We may purchase shares of our common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transaction, or by other means in accordance with federal securities laws. Open market repurchases may be effected pursuant to Rule 10b5-1 trading plans. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock or to acquire shares on any particular timetable and may be suspended or discontinued at any time at the Company’s discretion. There was no repurchase activity for the three months ended September 30, 2024. As of September 30, 2024, 315,792 shares remained available for repurchase under the existing authorization.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following materials from Lendway, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in inline XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

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

LENDWAY, INC.
(Registrant)

Dated: November 19, 2024	/s/ Mark R. Jundt
Mark R. Jundt
Co-Chief Executive Officer
(on behalf of registrant)

Dated: November 19, 2024	/s/ Daniel C. Philp
Daniel C. Philp
Co-Chief Executive Officer
(on behalf of registrant)

Dated: November 19, 2024	/s/ Elizabeth E. McShane
Elizabeth E. McShane
Chief Financial Officer
(principal financial and accounting officer)

