Form 10-K
period 2024-12-31
LENDWAY, INC.
filed 2025-03-27
CIK 875355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ☑

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2024) was approximately $3,907,000 based upon the price of the registrant’s Common Stock on such date.

Number of shares outstanding of Common Stock, $0.01 par value, as of March 21, 2025 was 1,769,599.

EXPLANATORY NOTE

The Company’s Board of Directors has approved a change in the Company’s fiscal year end from December 31 to June 30 of each calendar year. As a result of the change, the Company intends to file a transition report on Form 10-K for the six-month transition period starting January 1, 2025 and ending June 30, 2025, which is the period between the closing of the Company’s most recent fiscal year on December 31, 2024 and the opening date of the Company’s newly selected fiscal year on July 1, 2025. During the transition period, the Company has elected to a file a quarterly report on Form 10-Q for the quarter ending March 31, 2025, and then expects to file quarterly reports based on the new fiscal year beginning with the first fiscal quarter ending September 30, 2025.

PART I.

Item 1. Business

General

This Annual Report on Form 10-K is being filed by the registrant, Lendway, Inc. (“Lendway,” “we,” “us,” “our” and the “Company”), a Delaware corporation. Effective August 4, 2023, we changed our name from “Insignia Systems, Inc.” which was incorporated in Minnesota in 1990 and reincorporated from Minnesota to Delaware. As part of the name change, our common stock now trades under the symbol “LDWY” on The Nasdaq Stock Market LLC.

The Company has evolved into a specialty agricultural (“ag”) company focused on making and managing its ag investments in the United States (“U.S.”) and internationally. The Company is the majority owner of Fresh Tulips USA LLC, Bloomia B.V., and its affiliated entities, representing a significant producer of fresh cut tulips (“stems”) in the U.S.

On February 22, 2024, the Company acquired Bloomia B.V., the parent of Fresh Tulips USA LLC, for a purchase price of $47.5 million, financed with Company cash, a new credit facility, promissory notes payable to the sellers and issuing an equity interest in the new company (the “Acquisition”). The Acquisition was completed through Tulp 24.1, LLC, a Delaware limited liability company and Tulipa Acquisitie Holding B.V.. Tulp 24.1, LLC, Tulipa Acquisitie Holding B.V, Fresh Tulips USA LLC and Bloomia B.V. and its affiliated entities are collectively referred to as “Bloomia.” Bloomia is one of the largest producers of fresh cut tulips in the United States, nurturing over 75 million stems annually. Bloomia purchases tulip bulbs, hydroponically grows tulips from the bulbs, and sells the stems to retail stores. The Company’s primary focus in the near-term will be on the Bloomia business. The purchase of Bloomia was financed, partially with funds from the sale of the Company’s legacy business of providing in-store advertising solutions (the “In-Store Marketing Business”) for a price of $3,500,000.

The operations of the In-Store Marketing Business are presented as discontinued operations beginning with the Quarterly Report on Form 10-Q for the three months ended September 30, 2023, the quarter in which the sale of the In-Store Marketing Business met the criteria as discontinued operations. All previous periods presented have been restated to present the In-Store Marketing Business as discontinued operations. See Note 4 to the Consolidated Financial Statements appearing in Part II, Item 8, of this Annual Report on Form 10-K for a further description of the impact of the sale of the In-Store Marketing Business on the consolidated financial statements.

The Company had previously planned to also develop a non-bank lending business via its wholly owned subsidiary, Farmland Credit, Inc. Promptly after receiving a notice of resignation from the Company’s then-serving Chief Executive Officer in June 2024, our Board of Directors reexamined the Company’s strategic position and prospects. Primarily because the departing Chief Executive Officer represented nearly all of the Company’s knowledge and expertise relating to the purchase of existing loans and/or origination and funding of new loans, the Company has determined to focus solely on the ag business. Because the non-bank lending business remained in development, this change did not have a significant adverse impact on the Company’s operations or financial results.

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

Bloomia Acquisition

On February 22, 2024, we completed the acquisition of Bloomia B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under the laws of the Netherlands. The Acquisition was completed through Tulp 24.1, LLC, a Delaware limited liability company ( “Tulp 24.1”) and Tulipa Acquisitie Holding B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under the laws of the Netherlands and a wholly owned subsidiary of Tulp 24.1 ( “Tulipa”, together with Tulp 24.1, the “Purchasers”), pursuant to an Agreement for the Sale and Purchase of Shares (the “Purchase Agreement”) by and among Tulp 24.1, Tulipa, Botman Bloembollen B.V. (“Botman”), W.F. Jansen, who has continued to serve as chief executive officer of Bloomia (“Jansen”), and H.J. Strengers (“Strengers”, together with Botman and Jansen, the “Sellers”) and Lendway, as the Guarantor. Following the Acquisition, Tulp 24.1 became the holder of 100% of the ownership interests of Bloomia. As a result of the acquisition, Lendway holds an 81.4% ownership interest in Tulp 24.1 and Jansen owns the remaining 18.6% ownership interest.

The acquisition was paid with $9,200,000 of the Company’s cash, $22,800,000 of proceeds from a new credit agreement, and promissory notes payable to the sellers totaling $15,500,000. We entered into a revolving credit and term loan agreement (the “Credit Agreement”), together with Tulp 24.1 as the borrower. Under the terms of the Credit Agreement, Tulp 24.1 had an $18,000,000 term loan funded. The Credit Agreement also contains a $6,000,000 revolving credit facility, which may be used by Tulp 24.1 for general business purposes and working capital. The Credit Agreement contains ongoing affirmative and negative covenants that Tulp 24.1 is required to comply with. The Company provided an unsecured guaranty of the obligations of Tulp 24.1 under the Credit Agreement.

About Bloomia

Bloomia was founded in the Netherlands and has grown to become a leader in the fresh cut tulip industry in the U.S. Bloomia nurtured over 95 million stems in 2024. Bloomia operates from three strategically positioned locations in the United States, the Netherlands and South Africa, and also has a 30% interest in a greenhouse business in Chile.

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

In the United States, Bloomia has established business relationships with prominent retailers. A small number of mass-market retailers in the U.S. have historically accounted for more than 99% of Bloomia’s total annual sales. Revenues are mainly generated on the East Coast, leaving potential for growth on the West Coast. Bloomia aims to offer premium tulip stems, the result of sourcing larger bulbs, that have a longer shelf life than imported stems. Growing tulip stems domestically allows for higher margins because the freight costs for importing bulbs by sea have been substantially less than the costs associated with importing stems by air.

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

In Chile, Bloomia has a minority ownership interest in Araucania Flowers S.A. (“Araucania”). The operation grows tulips hydroponically year-round. Araucania traditionally sells to retailers located in Chile and Brazil.

Customers

Bloomia has well established customer relationships. In the U.S., Bloomia sells stems to some of the largest mass-market retailers. During fiscal year 2024, Bloomia had approximately 25 customers in the U.S. Of those customers, three individually represented greater than 10% of Bloomia’s revenue, accounting for 34%, 20%, and 11% of its U.S. revenue during the fiscal year 2024.

Industry

The estimated market for cut flowers in the United States for 2024 is approximately $8 billion, of which approximately 80% is imported and around 20% is produced within the U.S. Of overall cut flowers sales, approximately 15% is represented by tulip stems. Bloomia believes it has a market share of approximately 20% of the cut tulips grown in the U.S. Barriers to entry are considered high due to the need for high volumes and efficient operations to generate significant profitability.

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

During fiscal year 2024, Bloomia sourced bulbs to grow over 95 million stems, an increase of 25% over the prior year. Approximately 80% of bulbs were sourced from the Netherlands and 20% from the Southern Hemisphere. The Netherlands has around 600 tulip bulb growers, who jointly export over 2.5 billion tulip bulbs each year. Over the past five years, Bloomia has sourced from the 10 largest producers, 20 medium-sized producers, as well as from smaller producers; 80% of our supply comes from 20% of our suppliers.

The Netherlands’ large-scale production of tulip bulbs has created an efficient marketplace for Bloomia to source bulbs. The large majority of Bloomia’s contracts for purchase of bulbs from growers in the Netherlands are short term; however, Bloomia has a long history with most of its suppliers. Bulb contracts obligate Bloomia only to buy an agreed upon volume of bulbs; bulb price is established through market pricing. Due to recent poor growing conditions in the Netherlands the supply of bulbs has decreased, increasing the price per bulb.

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

Bloomia has also made investments to automate its greenhouse. The automation of the greenhouse allows Bloomia to:

●	scale production faster if needed to meet demand;
●	increase greenhouse efficiency resulting in higher margins, and;
●	reduce its dependence on seasonal labor.

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

Employee and Human Capital Resources

As of December 31, 2024, the Company and its subsidiaries had 103 employees, of which none were part-time employees. None of the employees are represented by labor unions. As of December 31, 2024, there were no seasonal employees. During the year ended December 31, 2024, there were 56 temporary foreign agricultural workers (H2A employees) employed throughout the year. During fiscal year 2024, approximately 40% of our hourly workers were hired for seasonal support during January through the end of May.

We regard our relationship with our employees as favorable. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incenting, and integrating our employees. Our human capital department also requests quarterly feedback through surveys and focus groups to continuously improve the workplace and employee relations. As it relates to our employees:

Oversight and Management

Our executive officers are tasked with leading our organization and managing employment-related matters, including recruiting, hiring, onboarding, training, compensation planning, talent management and development. We are committed to providing team members with the training, continuing education and resources necessary to continually strengthen their skills both inside and outside the workplace.

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

During calendar 2024, three customers accounted for approximately 65% of Bloomia’s revenue. Although those customers have a history of purchasing fresh-cut tulips from Bloomia, there are no long-term purchase commitments. If one or more of Bloomia’s traditional customers significantly reduces or ceases purchasing fresh-cut tulips from Bloomia, then Bloomia could experience a significant decrease in revenue. Bloomia has historically had a high retention rate, with the majority of our significant customers having business relationships in excess of five years.

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

Although we intend to continue to develop our specialty ag business, we have committed a substantial portion of our capital to the acquisition and growth of Bloomia’s business. With this lack of diversification, for at least the near term, our cash flow and ability to service our debt is highly dependent on the performance of the Bloomia business. Risks inherent in the Bloomia business are discussed in this section.

Failure to successfully manage the recently acquired Bloomia business and other future acquisitions could adversely affect our business.

As part of our strategy to develop our specialty ag strategy, we may make additional acquisitions in the future. We cannot be certain that the businesses we acquire will become profitable or remain so. Our management and integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies and finance. These efforts result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects. Factors that will affect the success of our acquisitions include:

●	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies,
●	our ability or inability to integrate information technology systems of acquired companies in a secure and reliable manner,
●	any decrease in customer loyalty and product orders caused by dissatisfaction with the Company’s product lines and sales and marketing practices, including price increases,
●	our ability to retain key employees, and
●	ability to generate adequate cash flow to service the debt incurred for the acquisitions.

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

OPERATIONAL RISKS

Restrictions in the Credit Agreement could adversely affect the Bloomia business, financial condition, and results of operations.

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

Under terms of the Credit Agreement, the Bloomia business is permitted to pay a management fee of $60,000  monthly to Lendway, but generally is not permitted to make distributions to its members, including Lendway. This may constrain cash available to Lendway for corporate expenses. The restriction on distributions will also limit our ability to fund additional strategic acquisitions using capital we have contributed to the Bloomia business.

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

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses. During fiscal year 2024, the Company incurred two late filings and needed to file extensions in order to file two quarterly reports timely. If we are unable to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, and our ability to access the capital markets could be limited.

Bloomia’s international operations involve additional market and operational risks, and failure to manage these risks may adversely affect our business and operating results.

We operate in several countries throughout the world including South Africa, Chile and the Netherlands. Accordingly, we face significant operational risks from doing business internationally, including:

●	fluctuations in foreign currency exchange rates;
●	potentially adverse tax consequences;
●	difficulties in staffing and managing foreign operations;
●	laws and business practices favoring local competition;
●	compliance with a wide variety of complex foreign laws, treaties and regulations;
●	tariffs, trade barriers and other regulatory or contractual limitations on their ability to sell or develop their products in certain foreign markets; and
●	being subject to the laws, regulations and the court systems of many jurisdictions.

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

With the acquisition of Bloomia, we significantly increased the size and scope of our workforce. Various federal and state labor laws govern the relationship with Bloomia’s employees in the United States and impact operating costs. These laws include:

●	employee classification as exempt or non-exempt for overtime and other purposes;
●	minimum wage requirements;
●	unemployment tax rates;
●	workers’ compensation rates;
●	immigration status;
●	mandatory health benefits;
●	paid leaves of absence, including paid sick leave;
●	tax reporting; and
●	other wage and benefit requirements.

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

Tulip bulbs, like any plant, are subject to quality issues and disease, and we could have significant inventory loss or production delays resulting from low quality tulips.  In June of 2023 Bloomia wrote off $900,000 of tulip bulb inventory due to the bulbs not meeting Bloomia’s quality standards.  The bulbs were sourced during the off-season which we believe contributed to the quality issues and subsequent write-off. Additionally, in fiscal year 2024, a portion of our Southern Hemisphere bulbs suffered from poor temperature treatment which resulted in less stem production. Although we coordinate with recurring customers to plan production based on anticipated demand and projections, we may have to write down inventory or recognize a material impairment if our production significantly exceeds customer demand.

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

RISKS RELATED TO AN INVESTMENT IN OUR COMPANY

Our results of operations have been and may be subject to significant fluctuations.

Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a wide variety of factors including:

●	our ability to successfully operate the acquired Bloomia business at the levels of revenue and cash flow planned;
●	changes in interest rates; and
●	the impact of other strategic activities.

Due to these factors, our quarterly and annual net sales, expenses and results of operations could vary significantly in the future, and this could adversely affect the market price of our common stock.

Investment in our stock could result in fluctuating returns.

During fiscal year 2024, the sale prices of our common stock as reported by The Nasdaq Stock Market ranged from a low of $3.02 to a high of $6.88. We believe factors such as the fluctuations in our quarterly and annual operating results described above, the market’s acceptance of our services and products, the performance of our business relative to market expectations, the results of our acquired Bloomia business, as well as limited daily trading volume of our stock and general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies.

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

Current significant holders of shares may have interests that are different than or adverse to our other stockholders. Based on public filings with the SEC, we believe that our largest stockholders and its affiliates hold approximately 40% of our issued and outstanding common shares. Based on this share ownership and the simple majority vote of shares present in person or by proxy that is sufficient for the approval of most actions at any stockholders meeting, those stockholders may be able to exercise a certain degree of control over certain matters requiring stockholders’ approval. Those matters include the election of directors, amendment of our articles of association and approval of significant corporate transactions, subject to rules requiring the approval of a special majority among non-interested stockholders in certain situations. This control could have the effect of delaying or preventing a change of control of our Company or changes in management and will make the approval of certain transactions difficult without the support of those significant stockholders, including transactions in which a non-significant stockholder might otherwise receive a premium for its shares over the then-current market price.

We could be deemed to have been a “shell company” after completion of the August 2023 asset sale and, as such, we and our stockholders could be restricted in reliance on certain rules or forms.

We were focused on the startup and growth of our non-bank lending business since before the sale of assets relating to our former In-Store Marketing Business. Following the acquisition of the Bloomia business we have been focused on managing Bloomia’s operations and growth.  We do not believe that the Company, even after completion of the sale of the In-Store Marketing Business was a “shell company” as described under Rule 405 promulgated under the Securities Act and Rule 12b-2 promulgated under the Exchange Act, which is a company that has: no or nominal operations; and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.

However, a designation as a “shell company” could result in the application of Rule 144(i), which would limit the availability of the exemption from registration provided in Rule 144 for certain shares of Company common stock and could result in certain persons affiliated with the Company being deemed “statutory underwriters under Rule 145(c). Some of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Pursuant to Rule 144, if we were designated a “shell company” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, one year would be required to elapse from the time, we ceased to be a “shell company” and filed a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before our restricted stockholders could resell their holdings in reliance on Rule 144. The Form 10 information or disclosure is equivalent to the information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company, or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company;
●	The issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and
●	At least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

We have never been classified as a “shell company” under rules promulgated under the Securities Act or the Exchange Act. However, in the event we were to be so designated, we may have to retroactively adjust our reporting or accounting for affected periods.

Item 1B. Unresolved Staff Comments

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 1C. Cybersecurity

We recognize the importance of safeguarding our business operations, sensitive data, and intellectual property from cyber threats and other technological risks. Our operations involve the use of various information technology systems, including those for production management, customer order management, and financial reporting. As such, we are exposed to a range of cyber risks, including but not limited to data breaches, ransomware attacks, unauthorized access to proprietary data, and disruptions to our operations due to system failures. We are committed to maintaining an appropriate level of cybersecurity to mitigate these risks. Lendway’s cyber environment at December 31, 2024 consisted primarily of outsourced information technology (“IT”) operations. The outsourced providers have a cybersecurity framework which includes multiple products implemented to ensure the security of Lendway’s and Bloomia’s environments. Our third-party service providers alert management, specifically the CFO and CEO of Bloomia, to incidents or other concerns. Management reports significant incidents or concerns to the Audit Committee.

Annual internal and external vulnerability scans are completed to ensure we mitigate any risks proactively. The Company’s internal operations are PC based and the PCs have up to date security software. Regular phishing exercises are conducted, and employee awareness training is conducted annually by our outsourced provider.

The Company relies on third-party service providers for services such as IT management and payroll. These third-parties are also vulnerable to cybersecurity threats. Management actively assesses its third-parties policies related to cyber risks, including obtaining System and Organization Controls (SOC) reports, when available.

Our full Board of Directors and our Audit Committee provide oversight of our risk management program, which includes cybersecurity and monitoring the performance of our third-party IT providers. The Audit Committee, as part of its charter to review the Company’s practices with respect to risk assessment and risk management, receives updates on internal control, including those relating to IT general controls and cybersecurity.

Management’s Role

As of the date of this report, we did not identify any cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect, the Company, including our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident.

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

Item 3. Legal Proceedings

A description of our legal proceedings, if any, is contained in Note 14 to the consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K, incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol LDWY.

As of March 21, 2025, our common stock was held by approximately 122 holders of record.

Dividends

The Company has not historically paid dividends, other than two one-time special dividends declared in 2011 and 2016. The Board of Directors periodically evaluates our ability to pay dividends in light of our financial condition and business plans.

Share Repurchases

On August 28, 2023, we announced that our Board of Directors had approved a stock repurchase authorization providing for the repurchase of up to 400,000 shares of the Company’s common stock. We may purchase shares of our common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Open market repurchases may be effected pursuant to Rule 10b5-1 trading plans. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock or to acquire shares on any particular timetable, does not have an expiration date and may be suspended or discontinued at any time at the Company’s discretion. There was no repurchase activity for the three months ended December 31, 2024. As of December 31, 2024, 315,792 shares remained available for repurchase under the existing authorization.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere, in this report.

Company Overview

The Company is a specialty agricultural company focused on making and managing its agricultural investments in the United States and internationally.

On February 22, 2024, the Company acquired majority ownership in Bloomia. Bloomia produces and sells fresh cut tulips. Bloomia purchases tulip bulbs, hydroponically grows tulips from the bulbs, and sells the stems to retail stores. Bloomia is a leading producer of fresh cut tulips in the United States, nurturing over 75 million stems annually. Net sales (unaudited) of Bloomia for the twelve months ended December 31, 2024 and 2023 were approximately $40,000,000 and $45,000,000, respectively. Bloomia was founded in the Netherlands and is now strategically positioned in the United States, Netherlands, South Africa and Chile. Bloomia has relationships with prominent U.S. mass market retailers and has grown its customer base year over year.

The Company acquired Bloomia for total consideration of $53,360,000. Consideration was comprised of $34,919,000 of cash paid, $15,451,000 of seller bridge loans in lieu of cash, and $2,990,000 of equity issued of Bloomia which is reflected as noncontrolling interest within these consolidated financial statements. The acquisition was funded through a combination of debt and cash on hand.

The tulip sales business tends to be seasonal with spring being the strongest sales season. Accounts receivable and inventory balances are at their lowest levels in the summer following the strong spring sales season. Inventory balances peak prior to the spring season.

Former Businesses

In August 2023, the Company completed the sale of its In-Store Marketing Business for gross proceeds of $3,500,000 (See Note 4 in the consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K). The operations of the In-Store Marketing Business are presented as discontinued operations. All prior periods presented have been restated to also present the In-Store Marketing Business as discontinued operations.

In April 2023, the Company began the development of a non-bank lending business, through the hiring of a Senior Vice President of Lending, who later became our Chief Executive Officer. The Company met with a number of prospects for loan originations and/or purchases and deals were negotiated, but none reached execution. With the Company’s decision to allocate capital to the Bloomia acquisition, significantly less capital was available for the lending business in the near-term. Promptly after receiving a notice of resignation from the Company’s then-serving Chief Executive Officer in June 2024, our Board of Directors reexamined the Company’s strategic position and prospects. Primarily because the departing Chief Executive Officer represented nearly all of the Company’s knowledge and expertise relating to the purchase of existing loans and/or origination and funding of new loans, the Company has determined to focus solely on the ag business. Because the non-bank lending business remained in development, this change did not have a significant impact on the Company’s operations or financial results.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of total net revenue.

	Year Ended
	December 31,		Increase (decrease) from 2023 to 2024
	2024	2023	Amount	Percent
Revenue, net	$37,773,000	$—	$37,773,000	—%
Cost of goods sold	31,264,000	—	31,264,000	—
Gross profit	6,509,000	—	6,509,000	—
Gross profit as a percent of revenue	17.2%	NA
Sales, general and administrative expenses	13,226,000	3,519,000	9,707,000	276
Operating loss	(6,717,000)	(3,519,000)	(3,198,000)	91
Operating loss as a percent of revenue	(17.8)%	NA
Foreign exchange difference, net	(400,000)	—	(400,000)	—
Interest expense (income), net	2,969,000	(518,000)	3,487,000	NA
Other income, net	(56,000)	—	(56,000)	—
Loss from continuing operations before income taxes	(9,230,000)	(3,001,000)	(6,229,000)	208
Income tax (benefit) expense	(2,329,000)	20,000	(2,349,000)	NA
Net loss from continuing operations	(6,901,000)	(3,021,000)	(3,880,000)	128
Income from discontinued operations, net of tax	224,000	5,435,000	(5,211,000)	(96)
Net (loss) income including noncontrolling interest	(6,677,000)	2,414,000	(9,091,000)	(377)
Less: Net loss attributable to noncontrolling interest	(934,000)	—	(934,000)	—
Net (loss) income attributable to Lendway, Inc.	$(5,743,000)	$2,414,000	$(8,157,000)	(338)%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenue, Net. Revenue, net for the year ended December 31, 2024 was $37,773,000, all of which were generated from Bloomia for the period from its acquisition on February 22, 2024 (“the acquisition date”) through December 31, 2024 (the “acquisition period”). The first and second calendar quarters are normally the strongest sales quarters for Bloomia with the first calendar quarter benefiting from Valentine’s Day, Easter season and the start of the Spring season. Revenue in fiscal year 2023 is included in discontinued operations.

Gross Profit. Gross profit for the year ended December 31, 2024 was $6,509,000 or 17.2% as a percentage of revenue. Cost of goods sold includes rent for the facilities production facility and depreciation related to production. The one-time amortization charge related to inventory written up to fair value upon acquisition was $1,522,000 for the year ended December 31, 2024.

Gross margin percentage has historically been higher in the first and second quarters since sales are typically higher and allow better leverage of fixed costs in costs of goods sold.

Gross profit for the year ended December 31, 2023, was zero as revenue and costs are included in discontinued operations.

Operating Expenses

Sales, general and administrative. Sales, general and administrative expenses for the year ended December 31, 2024 were $13,226,000 compared to $3,519,000 for the year ended December 31, 2023. The increase was primarily due to the acquisition of Bloomia. Fiscal year 2024 includes $1,542,000 of acquisition costs and $1,335,000 of integration related costs.

Interest Expense and Income. Interest expense, net, for the year ended December 31, 2024, was $2,969,000 compared to interest income of $518,000 for the year ended December 31, 2023. In connection with the Bloomia acquisition, the Company began incurring interest expenses starting February 21, 2024. The Company did not have debt in the prior year. The Company has not hedged the risk of its interest expense. If the Term SOFR reference rate increases, the Company’s interest expense on its term loan and revolving credit facility will increase.

Income Taxes. For the year ended December 31, 2024, the Company recorded an income tax benefit of $2,329,000, with a corresponding effective tax rate of 25.2%, on loss from continuing operations. For the year ended December 31, 2023, the Company recorded income tax expense of $20,000, with a corresponding effective tax rate of (0.7)%, on loss from continuing operations.

During the first quarter of 2024, the Company established deferred tax liabilities related to the acquisition in the majority ownership of Bloomia. The Company anticipates that the deferred tax liabilities will result in future taxable income that will allow for the realization of the federal deferred tax assets.

See Note 13 to the consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Income from Discontinued Operations, Net of Tax. For the year ended December 31, 2024, income from discontinued operations is a result of the reduction in the accrual for sales tax due to the expiration of the statute of limitations. Income from discontinued operations, net of tax, for the year ended December 31, 2023 reflects results from operations from the legacy In-store Marketing Business and the $2,961,000 gain from the sale of that business. Information on the sale of the In-Store Marketing Business and statement of operations and comprehensive income (loss) details of the discontinued operations are included in Note 4 to the consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Noncontrolling interest. The 18.6% noncontrolling interest in Tulp 24.1’s loss for the acquisition period was $934,000 for the year ended December 31, 2024.

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

Included below is a reconciliation of EBITDA to net loss from continuing operations, the most directly comparable GAAP measure.

	Year Ended
	December 31,
	2024	2023
Net loss from continuing operations	$(6,901,000)	$(3,021,000)
Interest expense (income), net	2,969,000	(518,000)
Income tax (benefit) expense	(2,329,000)	20,000
Depreciation and amortization	2,641,000	7,000
EBITDA	$(3,620,000)	$(3,512,000)

Liquidity and Capital Resources

The Company has financed its operations with proceeds from the sale of its In-Store Marketing Business and sales of its products, in addition to a significant payment resulting from the settlement of litigation. To aid in funding the Bloomia acquisition, Tulp 24.1 entered a Credit Agreement that provided an $18,000,000 term loan and a revolver with borrowings of up to $6,000,000. At December 31, 2024, the Company’s working capital (defined as current assets less current liabilities) was $11,026,000 compared to $15,525,000 at December 31, 2023. During the year ended December 31, 2024, cash and cash equivalents decreased $14,318,000 from $16,077,000 at December 31, 2023 to $1,759,000 at December 31, 2024.

Operating Activities of Continuing Operations. Net cash used in operating activities during the year ended December 31, 2024 was $4,120,000. Cash from operations is greatest in the first half of the year due to the seasonality of the Bloomia business. The Company used approximately $12,200,000 in cash in the period to purchase tulip bulbs.

Investing Activities of Continuing Operations. Net cash used in investing activities during the year ended December 31, 2024 was $35,148,000, which primarily related to the purchase price and other expenses resulting from the acquisition of Bloomia. Net cash used in investing activities also includes cash received from a note receivable, partially offset by cash paid for purchases of property and equipment.

Financing Activities. Net cash provided by financing activities during the year ended December 31, 2024 was $24,882,000, which primarily related to proceeds received from issuance of the Credit Agreement used to fund the acquisition of a majority interest in Bloomia.

On February 22, 2024, the Company acquired majority ownership in Bloomia for a total purchase price of $53,360,000. Consideration comprised of $34,919,000 of cash paid, $15,451,000 of seller bridge loans in lieu of cash, and $2,990,000 of equity issued of Tulp 24.1 which is reflected as noncontrolling interest within these consolidated financial statements. The acquisition was funded through a combination of debt and cash on hand.

To finance the Bloomia acquisition, the Company entered into the Credit Agreement, together with Tulp 24.1 as the borrower. Under the terms of the Credit Agreement, Tulp 24.1 had an $18,000,000 term loan funded. The Credit Agreement also contains a $6,000,000 revolving credit facility, which may be used by Tulp 24.1 for general business purposes and working capital. On October 16, 2024, the Company amended the credit agreement (Amended Credit Agreement) to, among other things, temporarily increase the borrowing capacity under the revolving credit facility to $8,000,000 through March 31, 2025.

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

As of December 31, 2024, the Company was in compliance with these financial covenants and expects to be in compliance for at least the next twelve months.

As part of the financing of the Bloomia acquisition, Tulp 24.1 entered into notes payable with the sellers. Notes payable for $12,750,000 have a term of five years, subject to requiring principal payments based on “excess cash flow” as defined. Interest is at 8% per annum in the first year and increases annually by 2 percentage points. Notes payable for $2,700,000 were paid in full as of June 30, 2024.

On August 15, 2024, we entered into an unsecured Delayed Draw Term Note (the “Note”) with Air T Inc. (“Air T”) pursuant to which Air T has agreed to advance from time to time until August 15, 2026, but not on a revolving basis, up to $2,500,000 to fund the Company’s operations. Amounts outstanding under the Note will bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default. The entire principal amount outstanding on the Loans, together with accrued and unpaid interest thereon as set forth below, shall be due and payable in full on the earlier of (i) August 15, 2029, (ii) the Company’s receipt of a written demand by Air T delivered on or after February 15, 2026, and (iii) such earlier date as all principal owing thereunder becomes due and payable by acceleration or otherwise (the “Maturity Date”). The Company may prepay any loan outstanding thereunder, together with accrued and unpaid interest on such Loan, at any time without prepayment or penalty.

On September 27, 2024, we entered into an Amended and Restated Delayed Draw Term Note (the “Amended Note”) with Air T pursuant to which Air T has agreed to advance up to an additional $1,000,000 from time to time until August 15, 2026, but not on a revolving basis. The Amended Note provides for total borrowing of up to $3,500,000 to fund the Company’s operations. The Company borrowed $3,500,000 under the note during the year ended December 31, 2024. On January 15, 2025, the note was amended again to increase the total borrowing to $3,750,000. As previously disclosed, amounts outstanding under the Amended Note bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default. The Amended Note remains scheduled to mature and all principal and accrued but unpaid interest will become due on August 15, 2029, subject to Air T’s right to demand payment on or after February 15, 2026. No closing or origination fees will be paid to the Air T.

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

Critical Accounting Estimates

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. Critical accounting estimates are those estimates made in accordance with GAAP which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to business combinations, inventory, goodwill, long-lived and indefinite-lived assets, interest expense, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements.

Our significant accounting policies are described in Note 2 to the consolidate financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K. We believe our most critical accounting estimates include the following:

Inventory. We coordinate with recurring customers to plan production based on anticipated demand and projections; however, we may have to write down inventory or recognize a material impairment if our production significantly exceeds customer demand. No write-downs occurred in fiscal year 2024.

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

If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets.

Impairment of goodwill and indefinite-lived intangibles. Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed.

We test goodwill and identifiable intangible assets with indefinite lives for impairment at least annually in the fourth quarter. Impairment testing for goodwill is done at a reporting unit level and all goodwill is assigned to a reporting unit. Our reporting unit is the same as our reporting segment.

We test goodwill for impairment by either performing a qualitative evaluation or a quantitative test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results and cost factors, as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect to bypass this qualitative assessment and perform the quantitative test in accordance with ASC 350, Intangibles - Goodwill and Other. Fair values under the quantitative test are estimated using a combination of discounted projected future earnings or cash flow methods and multiples of earnings in estimating fair value. The estimate of the reporting unit’s fair value is determined by weighing a discounted cash flow model and a market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects, market and economic conditions, and market-participant considerations. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.

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

Long-Lived Assets. Long-lived assets, which include property and equipment, and definite-lived intangible assets, primarily customer relationships and trade name, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. In the event the carrying amount of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value and is recognized in the statements of operations and comprehensive income (loss) in the period that the impairment occurs. The reasonableness of the useful lives of this asset and other long-lived assets is regularly evaluated.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K that are not statements of historical or current facts are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “likely,” “may,” “plan,” “project,” “will” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance, cash generated by operations and borrowings available under our Credit Agreement, will provide adequate liquidity and capital resources for at least the next twelve months, (ii) regarding the potential for growth and other opportunities for our business and (iii) the nature and timing of the Company’s intended financial reporting during its transition to a fiscal year ending June 30. Readers are cautioned not to place undue reliance on these forward- looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (1) our ability to integrate and continue to successfully operate the newly acquired Bloomia business, (2) our ability to compete, (3) concentration of Bloomia’s historical revenue among a small number of customers, (4) changes in interest rates, (5) ability to comply with the requirements of the Credit Agreement and operate within its restrictions, (6) economic and market conditions that may restrict or delay appropriate or desirable opportunities, (7) our ability to develop and maintain necessary processes and controls relating to our businesses (8) reliance on one or a small number of employees, (9) potential adverse classifications of our Company if we are unsuccessful in executing our business plans, (10) other economic, international, business, market, financial, competitive and/or regulatory factors affecting the Company’s businesses generally; (11) our ability to attract and retain highly qualified managerial, operational and sales personnel; and (12) the availability of additional capital on desirable terms, if at all. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in this report and additional risks, if any, identified in this Annual Report on Form 10-K, and subsequent Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K filed with the SEC. Such forward-looking statements should be read in conjunction with the Company’s filings with the SEC. The Company assumes no responsibility to update the forward- looking statements contained in this report or the reasons why actual results would differ from those anticipated in any such forward-looking statement, other than as required by law.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

The following are included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lendway, Inc. and Subsidiaries

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of Lendway, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Business Combination – Estimate for Valuation of Acquired Intangible and Certain Long-Lived Assets

Description of the Critical Audit Matter

On February 22, 2024, the Company acquired majority ownership of Bloomia B.V. and Subsidiaries for total purchase consideration of $53,360,000. The transaction was accounted for under the acquisition method of accounting as a business combination whereby the total purchase price was allocated to assets acquired and liabilities assumed based on the respective estimated fair value of such assets and liabilities on the acquisition date. The excess of the purchase consideration over the fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill. We identified the fair value determination of the intangible assets and certain long-lived assets acquired in the business combination as a critical audit matter due to the significant judgement required in determining their estimated values.

With respect to the intangible assets acquired, which consist of a trade name and customer relationships, the estimated fair values were determined based on the relief-from-royalty and multi-period excess earnings (“MPEEM”) methods, respectively. A cost method approach was used to value certain other long-lived assets, consisting primarily of property and equipment. Auditing these values required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of significant management inputs to each valuation method, such as discount rates, royalty rates, revenue assumptions, forecasts, and retention rates.

How We Addressed the Critical Audit Matter in Our Audit

Our audit procedures related to the valuation determination of the intangible assets, certain long-lived assets, and noncontrolling interest acquired included the following, among others:

●	Obtained an understanding of the design and implementation of controls over the valuation of the intangible assets and certain long-lived assets acquired, including management’s review of significant inputs used and outputs obtained from each asset’s valuation determination.
●	We assessed the knowledge, skills, abilities and objectivity of management’s valuation specialist and evaluated the work performed.
●	We assessed the reasonableness of significant assumptions by testing forecasts, growth rates, selection of discount rates, royalty rates, and other inputs.
●	We involved our valuation specialists to assist with the evaluation of the methodologies used by the Company and significant valuation assumptions included in the fair value estimates, including the discount rate applied to future cash flows.
●	We tested the completeness and accuracy of the underlying data used in the fair value models which included inspecting contractual documents, comparing projected cash flows to both historical actuals, management's plans and inquiring of management.

We have served as the Company’s auditor since 2023.

/s/ Boulay PLLP

Minneapolis, Minnesota

March 27, 2025

PCAOB ID: 542

Lendway, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Values are rounded to the nearest thousand dollar and thousand share

As of December 31	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,759,000	$16,077,000
Accounts receivable - net of allowances for credit losses of $137 and $-0-, respectively	2,243,000	—
Receivable from escrow account	—	200,000
Inventories	13,370,000	—
Prepaid expenses and other current assets	1,466,000	52,000
Other current assets related to discontinued operations	—	292,000
Total current assets	18,838,000	16,621,000
Property and equipment, net	11,316,000	35,000
Equity-method investment	191,000	—
Goodwill	10,705,000	—
Intangible assets, net	25,568,000	—
Operating lease right-of-use assets	32,942,000	7,000
Finance lease right-of-use assets	65,000	—
Long-term receivable	360,000	—
Other assets	—	10,000
Total assets	$99,985,000	$16,673,000
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$3,019,000	$32,000
Accrued compensation	490,000	635,000
Accrued expenses and other current liabilities	1,361,000	168,000
Current portion of operating lease liabilities	1,068,000	4,000
Current portion of finance lease liabilities	21,000	—
Current portion of debt	1,820,000	—
Current liabilities related to discontinued operations	33,000	257,000
Total current liabilities	7,812,000	1,096,000
Long-term liabilities:
Accrued income taxes	—	42,000
Operating lease liabilities, net of current portion	32,416,000	3,000
Finance lease liabilities, net of current portion	44,000	—
Long-term debt, net	36,608,000	—
Related party note payable	3,569,000	—
Deferred tax liabilities, net	7,642,000	—
Total Long-term liabilities	80,279,000	45,000
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, par value $0.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,770,000 and 1,743,000 at December 31, 2024 and 2023, respectively	17,000	17,000
Additional paid-in capital	16,236,000	16,176,000
Accumulated other comprehensive loss	(9,000)	—
Accumulated deficit	(6,404,000)	(661,000)
Total stockholders’ equity attributable to Lendway, Inc.	9,840,000	15,532,000
Equity from noncontrolling interest	2,054,000	—
Total Stockholders’ equity	11,894,000	15,532,000
Total Liabilities and Stockholders’ equity	$99,985,000	$16,673,000

See accompanying notes to the consolidated financial statements.

Lendway, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Values are rounded to the nearest thousand dollar and thousand share

Years Ended December 31	2024	2023
Revenue, net	$37,773,000	$—
Cost of goods sold	31,264,000	—
Gross profit	6,509,000	—
Sales, general and administrative expenses	13,226,000	3,519,000
Operating loss	(6,717,000)	(3,519,000)
Foreign exchange difference, net	(400,000)	—
Interest expense (income), net	2,969,000	(518,000)
Other income, net	(56,000)	—
Loss from continuing operations before income taxes	(9,230,000)	(3,001,000)
Income tax (benefit) expense	(2,329,000)	20,000
Net loss from continuing operations	(6,901,000)	(3,021,000)
Income from discontinued operations, net of tax	224,000	2,474,000
Gain from sale of discontinued operations, net of tax	—	2,961,000
Net (loss) income including noncontrolling interest	(6,677,000)	2,414,000
Less: Net loss attributable to noncontrolling interest	(934,000)	—
Net (loss) income attributable to Lendway, Inc.	(5,743,000)	2,414,000
Other comprehensive loss (foreign currency translation)	(11,000)	—
Less: Comprehensive loss attributable to noncontrolling interest	(2,000)	—
Comprehensive (loss) income attributable to Lendway, Inc.	$(5,752,000)	$2,414,000
Net (loss) income per basic and diluted share attributable to Lendway, Inc.:
Continuing operations	$(3.37)	$(1.70)
Discontinued operations	0.13	3.06
Basic and diluted earnings per share	$(3.24)	$1.36
Weighted average shares used in calculation of net (loss) income per share:
Basic and diluted	1,770,000	1,781,000

See accompanying notes to the consolidated financial statements.

Lendway, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Values are rounded to the nearest thousand dollar and thousand share

			Additional	Other		Total Lendway		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest	Equity
Balance at December 31, 2022	1,797,000	$18,000	$16,458,000	$—	$(3,075,000)	$13,401,000	$—	$13,401,000
Repurchase of common stock	(84,000)	(1,000)	(481,000)	—	—	(482,000)	—	(482,000)
Issuance of common stock, net	24,000	—	155,000	—	—	155,000	—	155,000
Issuance of common stock upon vesting of restricted stock units	6,000	—	—	—	—	—	—	—
Value of stock-based compensation	—	—	44,000	—	—	44,000	—	44,000
Net income	—	—	—	—	2,414,000	2,414,000		2,414,000
Balance at December 31, 2023	1,743,000	$17,000	$16,176,000	$—	$(661,000)	$15,532,000	$—	$15,532,000

Issuance of noncontrolling interests in acquisition	—	—	—	—	—	—	2,990,000	2,990,000
Issuance of restricted stock awards	27,000	—	—	—	—	—	—	—
Value of stock-based compensation	—	—	60,000	—	—	60,000	—	60,000
Net loss	—	—	—	—	(5,743,000)	(5,743,000)	(934,000)	(6,677,000)
Other comprehensive loss	—	—	—	(9,000)	—	(9,000)	(2,000)	(11,000)
Balance at December 31, 2024	1,770,000	$17,000	$16,236,000	$(9,000)	$(6,404,000)	$9,840,000	$2,054,000	$11,894,000

See accompanying notes to the consolidated financial statements.

Lendway, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Values are rounded to the nearest thousand dollar

Years Ended December 31,	2024	2023
Operating Activities
Net loss including noncontrolling interest (1)	$(6,677,000)	$(60,000)
Gain from sale of discontinued operations, net of tax	—	(2,961,000)
Adjustments to reconcile net loss including noncontrolling interest to net cash (used in) provided by operating activities:
Depreciation and amortization	2,641,000	7,000
Amortization of deferred financing costs	95,000	—
Changes in allowance for credit losses	108,000	—
Stock-based compensation expense	60,000	44,000
Noncash paid in kind interest expense	1,400,000	—
Noncash operating lease expense	1,278,000	—
Deferred income tax benefit	(3,080,000)	—
Equity method investment income	(37,000)	—
Other non-cash items	84,000	—
Increase (decrease) in cash resulting from changes in, net of acquisition:
Accounts receivable, net	1,079,000	(200,000)
Inventories	(877,000)	—
Income tax receivable	—	14,000
Prepaid expenses and other current assets	325,000	(8,000)
Accounts payable	1,257,000	(106,000)
Accrued compensation	(1,980,000)	—
Accrued expenses and other current liabilities	204,000	365,000
Net cash used in operating activities of continuing operations	(4,120,000)	(2,905,000)
Net cash provided by operating activities of discontinued operations	68,000	3,423,000
Net cash (used in) provided by operating activities	(4,052,000)	518,000
Investing Activities
Proceeds from sale of business	—	1,581,000
Purchase of other long-term assets	—	(10,000)
Purchases of property and equipment	(1,170,000)	(39,000)
Acquisition of Bloomia, net of cash acquired	(34,178,000)	—
Receipts of escrow receivable	200,000	—
Net cash (used in) provided by investing activities of continuing operations	(35,148,000)	1,532,000
Net cash used in investing activities of discontinued operations	—	(24,000)
Net cash (used in) provided by investing activities	(35,148,000)	1,508,000
Financing Activities
Proceeds from term loan	18,000,000	—
Proceeds from revolving debt	13,026,000	—
Proceeds from related party note	3,500,000	—
Repayments of long-term debt	(1,350,000)	—
Repayments of seller note	(2,700,000)	—
Repayments of revolving debt	(5,065,000)	—
Principal payments on finance lease liabilities	(16,000)	—
Payment of financing costs	(513,000)	—
Proceeds from issuances of common stock	—	9,000
Repurchase of common stock, net	—	(482,000)
Net cash provided by (used in) financing activities	24,882,000	(473,000)
Net (decrease) increase in cash and cash equivalents	(14,318,000)	1,553,000
Cash and cash equivalents, beginning of period	16,077,000	14,524,000
Cash and cash equivalents, end of period	$1,759,000	$16,077,000
Supplemental cash flow information
Cash paid for interest	$1,626,000	$—
Cash paid for income taxes	$694,000	$88,000
Noncash purchase consideration - Equity issuance of noncontrolling interest	$2,990,000	$—
Noncash purchase consideration - Seller notes	$15,451,000	$—
Non-cash financing activities
Purchase of property and equipment included in accrued liabilities	$—	$3,000
Purchase of property and equipment included in debt	$150,000	$—
Common stock issued for settlement of accrued liabilities	$—	$146,000
(1)	The year ended December 31, 2023 represents net income including noncontrolling interest less income from discontinued operations, net of tax.

See accompanying notes to the consolidated financial statements.

Lendway, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation.

Description of Business. Lendway, Inc. (“the Company”) is a specialty agricultural (“ag”) company focused on making and managing its ag investments in the United States (“U.S.”) and internationally. On February 22, 2024, the Company, through its majority-owned U.S. subsidiary Tulp 24.1, LLC (“Tulp 24.1”), acquired Bloomia B.V. (“Bloomia”). Subsequent to the purchase of Bloomia, the Company’s primary operations will be that of Bloomia. Bloomia is a significant producer of fresh cut tulips in the U.S. with a presence in the Netherlands and South Africa. As part of the consideration for the business combination, the Company issued units of Tulp 24.1 to the continuing CEO of Bloomia, which amounted to 18.6% and is presented as noncontrolling interest in these consolidated financial statements. The remaining 81.4% equity interest of Tulp 24.1 is owned by the Company and the Company is and maintains control of Tulp 24.1 as its sole managing member. The tulip sales business tends to be seasonal with first and second quarter being the strongest sales season. Refer to Note 3 for further discussion.

The Company had previously planned to also develop a non-bank lending business via its wholly owned subsidiary, Farmland Credit, Inc. and its subsidiaries. Promptly after receiving a notice of resignation from the Company’s then-serving Chief Executive Officer in June 2024, our Board of Directors reexamined the Company’s strategic position and prospects. Primarily because the departing Chief Executive Officer represented nearly all of the Company’s knowledge and expertise relating to the purchase of existing loans and/or origination and funding of new loans, the Company has determined to focus solely on the ag business. Because the non-bank lending business remained in development, this change is not expected to have a significant adverse impact on the Company’s operations or financial results.

Basis of Presentation. The accompanying consolidated financial statements of the Company include all wholly and majority owned subsidiaries of the Company. The operations of Bloomia are included since the date of acquisition. Entities for which the Company owns an interest, does not consolidate, but exercises significant influence, are accounted for under the equity method of accounting and are included in equity method investments within the consolidated balance sheets. All intercompany accounts and transactions have been eliminated. These consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying consolidated balance sheet as of December 31, 2023 has been derived from the audited balance sheet as of December 31, 2023 contained in the previous Form 10-K; however, certain prior period amounts have been reclassified to conform to current period classification. Reclassifications had no material effect on prior year net income, net income (loss) per share, or stockholders’ equity.

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

Recently Issued Accounting Pronouncements.

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to expand their income tax disclosures with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes and requires greater detail about significant reconciling items in the reconciliation. Additionally, the amendment requires disaggregated information pertaining to taxes paid, net of refunds received, for federal, state, and foreign income taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued and allows for either a prospective or retrospective approach on adoption. The Company will not early adopt and is currently assessing the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The amendments in this update require disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the statement of operations; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026 and should be applied retrospectively. The Company is evaluating the impacts of the amendments on its consolidated financial statements and the accompanying notes to the financial statements.

Recently Adopted Accounting Pronouncements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The Company adopted ASU 2023-07 as of January 1, 2024. The Company determined it had one segment that is reviewed by the Chief Operating Decision Maker (CODM) due to the Company having only one product, tulips, with over 95% of sales derived in the U.S. The CODM consists of the Company’s executive team, including the CEOs, CFO and the CEO of Bloomia.

2. Significant Accounting Policies.

Use of Estimates. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The key estimates made by management include the determination of fair values in conjunction with the acquisition of our majority interest in Bloomia, and the carrying value of inventories, operating right-of-use assets and lease liabilities, useful lives for property and equipment and intangible assets, interest rates, and valuation of income taxes. Actual results could differ from these estimates.

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

Transactions and balances that are denominated in currencies that differ from the functional currencies have been remeasured into U.S. dollars in accordance with principles set forth in Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters. At each balance sheet date, monetary items denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date, while income and expenses are translated at average exchange rates for the periods presented. All exchange gains and losses from the remeasurement mentioned above are reflected in the consolidated statements of operations and comprehensive income (loss) as foreign exchange difference, net, as appropriate.

For subsidiaries whose functional currency has been determined to be other than the U.S. dollar, assets and liabilities are translated at year-end exchange rates, and consolidated statements of operations items are translated at average exchange rates prevailing during the year, and equity is translated at blended historical rates. Resulting translation differences are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

Cash and Cash Equivalents All highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in its deposit accounts.

Accounts Receivable, Net. Accounts receivable are presented in the balance sheets at their outstanding balances net of the allowance for credit losses. These receivables are generally trade receivables due in one year or less or expected to be billed and collected within one year. The Company estimates credit losses on accounts receivable in accordance with ASC 326 Financial Instruments - Credit Losses. The Company measures the allowance for credit losses on trade receivables on a collective (pool) basis when similar risk characteristics exist. The estimate for allowance for credit losses is based on an expected loss rate for each pool. Management considers qualitative factors such as change in economic factors, regulatory matters, and industry trends to determine if an allowance should be further adjusted. The provision for credit losses is included in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

Balance as of January 1, 2024	$—
Provision for credit loss	108,000
Other adjustments	29,000
Balance as of December 31, 2024	$137,000

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

Prepaid expenses. The Company records a prepaid expense when it has paid of a good or service that it has not yet incurred. As of December 31, 2024, the Company had paid $1,012,000 for bulbs to be received in 2025.

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

Long-Lived Assets Impairment Testing. Long-lived assets, which include property, plant, and equipment, finite-lived intangible assets subject to amortization, and right-of-use assets, are assessed for impairment whenever events or changes in circumstances such as asset utilization, physical change, legal factors or other matters indicate the carrying value of those assets may not be recoverable from future undiscounted cash flows. The impairment test involves comparing the carrying amount of each individual asset-group to the forecasted undiscounted future cash flows generated by that asset group. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. In the event the carrying amount of the asset exceeds the gross undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of an individual asset group’s carrying amount over its fair value and is recognized in the statement of operations and comprehensive income (loss) in the period that the impairment occurs. The reasonableness of the useful lives of the asset and other long-lived assets is regularly evaluated. During the year ended December 31, 2024, and 2023, no impairment losses were identified.

Goodwill and Indefinite-lived Assets. Goodwill results from business combinations and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Annually, or if conditions indicate an additional review is necessary, the Company assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if it is necessary to perform the quantitative goodwill impairment test. The Company has one reporting unit. If the Company performs the quantitative test, it compares the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify potential impairment. The fair value of each reporting unit is estimated using a discounted cash flow model. Where available, and as appropriate, comparable market multiples are also used to corroborate the results of the discounted cash flow models. In determining the estimated future cash flow, the Company considers and applies certain estimates and judgments, including current and market projected future levels of income based on management’s plans, business trends, prospects and economic conditions and market-participant considerations. If the estimated fair value of the reporting to unit is less than the carrying value, a goodwill impairment loss is recorded for the difference, up the amount of the total goodwill. During the year ended December 31, 2024, no impairment losses were identified.

Further, the Company recognized a trade name associated with the Bloomia acquisition that was determined to be an indefinite-lived intangible asset. Annually, or if conditions indicate an additional review is necessary, we test indefinite-lived trade names for impairment. We have the option to first assess qualitative factors to determine whether the fair value of a trade name is “more likely than not” less than its carrying value. If it is more likely than not that an impairment has occurred, we then perform the quantitative impairment test. If we perform the quantitative test, the carrying value of the asset is compared to an estimate of its fair value to identify impairment. The fair value is determined by the relief from royalty method, which requires significant judgment. Actual results may differ from assumed and estimated amounts utilized in the analysis. If we conclude an impairment exists, the asset’s carrying value will be written down to its fair value. During the year ended December 31, 2024, no impairment losses were identified.

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

Fair Value. FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (ASC 820) establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
●	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
●	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The carrying amounts of certain financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other financial working capital items approximate their fair values at December 31, 2024 and 2023 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled. The carrying amount of debt approximates fair value due to the debt’s variable market interest rate.

Revenue Recognition. The Company accounts for revenue in accordance with FASB Topic 606, “Revenue from Contracts with Customers,” (ASC 606), using the following steps:

●	Identify the contract or contracts, with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to performance obligations in the contract; and
●	Recognize revenue when or as the Company satisfies a performance obligation.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; this occurs with the transfer of control of its tulips. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. Revenue from product sales is governed primarily by customer pricing and related purchase orders (“contracts”) which specify shipping terms and the transaction price. Contracts are at standalone pricing. The performance obligation in these contracts is determined by each of the individual purchase orders and the respective stated quantities, with revenue being recognized at a point in time when obligations under the terms of the agreement are satisfied. This generally occurs with the transfer of control of tulips to the customer when the product is delivered.

The Company expenses the incremental costs of obtaining a contract, as the amortization period is one year or less. These costs are included in sales and marketing expense in the consolidated statements of operations.

The following table presents revenue disaggregated by customer, as determined by the operational nature of their industry:

Year Ended
December 31, 2024
Supermarket	$34,793,000
Wholesaler	2,521,000
Other	459,000
$37,773,000

During the year ended December 31, 2024, the Company had three customers that account for 10% or more of the total revenues. These three customers accounted for approximately 34%, 20%, and 11% of revenues, respectively, for the year ended December 31, 2024. As of December 31, 2024, two of these customers also accounted for approximately 18% and 22% of accounts receivable, net, while one different customer accounted for approximately 13% of accounts receivable, net as of December 31, 2024. The loss of a major customer could adversely affect the Company’s operating results and financial condition.

Cost of Sales. Cost of sales consists primarily of costs to procure, sort, pick, cool, and transport bulbs. Additionally, cost of sales includes labor and facility costs related to production operations.

Shipping and Handling. The Company’s shipping and handling costs include costs incurred with third-party carriers to transport products to customers. The costs of outbound freight are included in the cost of goods sold in the consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2024, the costs of out-bound freight were approximately $2,534,000.

Advertising Costs. The Company expenses advertising costs as incurred. These costs are included within sales, general and administrative expenses in the consolidated statement of operations and comprehensive income (loss). Total advertising expense was approximately $43,000 for the year ended December 31, 2024.

Interest expense. For debt with variable rate interest, interest expense is recorded based on a weighted average effective interest rate method. The significant assumptions used in the weighted average estimate are the future debt balance and the length of time the debt will be outstanding. Paid in kind (PIK) interest is not paid in cash and is included in the long-term debt, net in the consolidated balance sheets. Financing costs incurred as part of the acquisition of Bloomia are amortized and expensed in interest expense in the consolidated statements of operations and comprehensive income (loss).

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

During the year ended December 31, 2024, the Company issued 27,000 shares of restricted stock under its 2018 equity incentive plan. The shares underlying the awards were assigned a grant date fair value of $5.64 per share, based on the stock price on the date of grant, and are scheduled to vest over 3 years. During the year ended December 31, 2023, no stock options or restricted stock were issued by the Company. The Company recorded total stock-based compensation expense of $60,000 and $44,000 for the years ended December 31, 2024 and 2023, respectively.

Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the year.

In determining diluted net income (loss) per share, the Company considers whether the result of the incremental shares would be antidilutive. During the year ended December 31, 2024, the Company was in a net loss position and the result of the potentially dilutive securities was determined to be antidilutive and therefore, no incremental shares are included in any of the per share calculations.

At December 31, 2024, no options were outstanding. At December 31, 2023, options to purchase 1,000 shares of common stock with a weighted average exercise price of $15.54 were outstanding and determined to be antidilutive.

Weighted average common shares outstanding for the years ended December 31, 2024, and 2023 were as follows:

Year ended December 31	2024	2023
Denominator for basic net income (loss) per share - weighted average shares	1,770,000	1,781,000
Effect of dilutive securities:
Stock options and restricted stock units	—	—
Denominator for diluted net income (loss) per share - weighted average shares	1,770,000	1,781,000

3. Bloomia Acquisition

On February 22, 2024, the Company completed the acquisition of a majority interest in Fresh Tulips USA LLC and Bloomia B.V. and its subsidiaries (the “Acquisition”). The Acquisition was completed by the Company through its wholly owned subsidiaries, Tulp 24.1 and Tulipa Acquisitie Holding B.V. (“Tulipa”), pursuant to an Agreement for the Sale and Purchase of Shares by and among Tulp 24.1, Tulipa, Botman Bloembollen B.V., W.F. Jansen (“Jansen”), and H.J. Strengers, and Lendway, as the Guarantor. Jansen will continue to serve as chief executive officer of Bloomia following the Acquisition. As a result of the Acquisition, Tulp 24.1 became the holder of 100% of the ownership interests of Bloomia.

The acquisition has been accounted for in accordance with ASC Topic 805, “Business Combinations,” using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to the net identifiable tangible and intangible assets of Bloomia acquired, based on their fair values at the date of the acquisition.

The acquisition was funded through a combination of debt and cash on hand. The total consideration transferred for the Bloomia acquisition was $53,360,000. Consideration comprised of $34,919,000 of cash paid, $15,451,000 of seller bridge loans in lieu of cash, and $2,990,000 of equity issued of Tulp 24.1 which is reflected as noncontrolling interest within these consolidated financial statements. Following the noncontrolling equity issued, the Company owns 81.4% of Tulp 24.1 and the CEO of Bloomia owns the remaining 18.6%. Refer to Note 9 for further discussion on the debt used to finance the Acquisition.

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

The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

Fair value of purchase consideration
Cash consideration	$34,919,000
Equity in subsidiary issued (noncontrolling interest)	2,990,000
Seller bridge loans	15,451,000
Total fair value of consideration	$53,360,000
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$741,000
Accounts receivable	3,430,000
Inventories	12,493,000
Prepaid and other	2,359,000
Property and equipment	11,349,000
Intangible assets	26,870,000
Equity method investment	167,000
Finance lease - right of use assets	22,000
Operating lease - right of use assets	34,289,000
Other assets	358,000
Total assets acquired	92,078,000
Accounts payable	1,730,000
Accrued expenses	2,843,000
Finance lease liabilities - current	13,000
Operating lease liabilities - current	945,000
Finance lease liabilities - long-term	9,000
Operating lease liabilities - long-term	33,344,000
Deferred tax liabilities	10,722,000
Total liabilities assumed	49,606,000
Net identifiable assets acquired	42,472,000
Goodwill	10,888,000
Total consideration transferred	$53,360,000

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

Revenue, net, and net loss before taxes for Bloomia since the date of acquisition included in the consolidated statement of operations and comprehensive income (loss) were approximately $37,773,000 and $5,022,000, respectively for year ended December 31, 2024.

Unaudited pro forma information has been prepared as if the acquisition had taken place on January 1, 2023. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transaction actually taken place on January 1, 2023, and the unaudited pro forma information does not purport to be indicative of future financial operating results. The unaudited pro forma consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisitions. Unaudited revenue for the fiscal year 2023 was approximately $45,000,000. In accordance with ASC 270-10, the Company is unable to provide unaudited pro forma information for net earnings for the year ended December 31, 2023 due to lack of available information during the period prior to ownership. Unaudited pro forma information for the year ended December 31, 2024, excluding the impact of debt and intangible asset amortization, is as follows:

Year Ended
December 31, 2024
Revenue, net	$40,147,000
Net loss attributable to Lendway	(5,539,000)

The Company incurred approximately $1,542,000 of acquisition-related costs that were expensed during the three months ended March 31, 2024. These costs are included in sales, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

4. Sale of In-Store Marketing Business and Presentation as Discontinued Operations.

On August 3, 2023, the Company completed the sale of certain assets and certain liabilities relating to the Company’s In-Store Marketing Business for a price of $3,500,000 to TIMIBO LLC, an affiliate of Park Printing, Inc. (the “Buyer”) under an Asset Purchase Agreement (the “Purchase Agreement”). The Company retained accounts receivable, as well as cash, cash equivalents and marketable securities. The cash consideration for the sale was subject to a post-closing adjustment. The final purchase adjustment for the net balance was to reduce the cash consideration by $1,500,000, with the Company retaining an equal amount of cash that had been received for unexecuted programs. Under the Purchase Agreement, $200,000 was escrowed for a twelve-month period for any future claims, as defined in the Purchase Agreement, by the Buyer against the Company and was included in receivable from escrow account on the consolidated balance sheets as of December 31, 2023. The escrow payment was received in fiscal year 2024. The results of the In- Store Marketing Business have been presented as discontinued operations and the related assets and liabilities have been classified as related to discontinued operations, for all periods presented. The carrying amounts of major classes of assets and liabilities that were reclassified as related to discontinued operations on the consolidated balance sheets were as follows:

	December 31, 2024	December 31, 2023
Current Assets:
Accounts receivable, net	$—	$292,000
Current assets related to discontinued operations	$—	$292,000
Current Liabilities:
Accounts payable	$—	$7,000
Accrued sales tax	24,000	169,000
Other accrued liabilities	9,000	81,000
Current liabilities related to discontinued operations	$33,000	$257,000

Years Ended December 31	2024	2023
Service revenues, net	$—	$21,078,000
Cost of services	—	16,087,000
Gross Profit	—	4,991,000
Operating Expenses:
Selling	(224,000)	1,135,000
Marketing	—	806,000
General and administrative	—	679,000
Total Operating Expenses	(224,000)	2,620,000
Operating Income	$224,000	$2,371,000
Other Income	—	91,000
Income from discontinued operations	$224,000	$2,462,000

Gain from sale of discontinued operations before income taxes	$—	$3,044,000
Income tax (benefit) expense	—	83,000
Gain from the sale of discontinued operations, net of tax	$—	$2,961,000

Results of discontinued operations are summarized below:

For the year ended December 31, 2024, the Company recognized approximately $224,000 of benefit in sales, general and administrative expense of discontinued operations from the reduction in the accrual for sales tax due to the expiration of the statute of limitations.

5. Inventories.

Inventories consisted of the following at:

December 31, 2024
Finished goods	$165,000
Work-in-process	2,235,000
Raw materials and packaging supplies	10,970,000
Inventories	$13,370,000

6. Property and Equipment.

Property and equipment, net consisted of the following at:

	December 31, 2024	December 31, 2023
Machinery and equipment	$11,129,000	$3,000
Leasehold improvements	344,000	13,000
Bushes	489,000	—
Vehicles	396,000	—
Furniture and fixtures	204,000	180,000
Construction in progress	240,000	10,000
Property and equipment, gross	12,802,000	206,000
Less: accumulated depreciation	(1,486,000)	(171,000)
Property and equipment, net	$11,316,000	$35,000

At December 31, 2024, property and equipment, net, of $594,000 and $395,000 were located in the Netherlands and South Africa, respectively. Included in machinery and equipment is $190,000 of spare parts that are not currently in use and not being depreciated.

Depreciation expense was $1,331,000 for the year ended December 31, 2024. Depreciation of $1,267,000 and $64,000 were recorded within cost of goods sold and sales, general and administrative expenses, respectively, for the year ended December 31, 2024. Depreciation expense for the year ended December 31, 2023 was $40,000, which was recorded in sales, general and administrative expenses.

7. Equity Method Investment.

Araucanía Flowers SA (“Araucania”) is based in Chile and serves as a marketing arm for the Company to export its crops to Latin-America countries. Araucanía has two other shareholders that hold 70% of its aggregate issued and outstanding shares. At December 31, 2024, the Company had a 30% equity interest in Araucania with a carrying amount of approximately $191,000. For the year ended December 31, 2024, the equity in net income of Araucania was approximately $37,000. As of December 31, 2024, the Company had a note receivable from Araucanía with a balance of $116,000 which is included in long-term receivable in the accompanying consolidated balance sheet.

Bloomia had a 50% ownership interest in Horti-Group USA LLC (“Horti-Group”). Horti-Group operates a 45-acre facility near Washington D.C. that Bloomia utilizes to grow and distribute its tulips to North American customers. On February 9, 2023, Bloomia sold its interest in Horti-Group to V-Maxx for a sale price of $2,500,000. The sale price was seller-financed via the issuance of an interest-free loan from Fresh Tulips to V-Maxx with an original principal amount $2,500,000. The loan to V-Maxx was to be repaid in 17 monthly installments of $150,000 for the first 16 months and $100,000 for the last month, with the first payment on April 1, 2023, and the last payment on August 1, 2024. The Company did not receive cash from V-Maxx, instead the $150,000 per month was applied to the rent owed to Horti-Group and is reflected in Noncash operating lease expense as an add back to net loss in the consolidated statement of cash flows. At December 31, 2024, the balance of the loan was zero.

8. Goodwill and Other Intangible Assets.

The following table summarizes the changes in goodwill:

Balance as of January 1, 2024	$—
Goodwill resulting from the Bloomia Acquisition	10,122,000
Measurement period adjustment	766,000
Other - Foreign currency translation	(183,000)
Balance as of December 31, 2024	$10,705,000

During the year ended December 31, 2024, the Company recorded a measurement period adjustment which increased goodwill by $766,000. This measurement period adjustment resulted from a remeasurement of acquired payroll taxes payable, other accruals, inventory and property and equipment.

Other intangible assets and related amortization are as follows at December 31, 2024:

	Carrying	Useful Life	Accumulated	Net Carrying
	Amount	(Years)	Amortization	Amount
Tradename	$8,570,000	Indefinite	$—	$8,570,000
Customer relationships	18,300,000	12	1,302,000	16,998,000
	$26,870,000		$1,302,000	$25,568,000

For the year ended December 31, 2024, amortization of intangible assets expensed to operations was $1,302,000. The weighted average remaining amortization period for intangible assets as of December 31, 2024 is approximately 11.1 years.

Remaining estimated aggregate annual amortization expense is as follows for the years ended December 31:

2025	$1,525,000
2026	1,525,000
2027	1,525,000
2028	1,525,000
2029	1,525,000
Thereafter	9,373,000
Total	$16,998,000

9. Long-term debt, net.

The components of debt consisted of the following at:

December 31, 2024
Credit Agreement - term loan	$16,650,000
Notes payable	12,750,000
Credit Agreement - revolving credit facility	7,961,000
Paid in kind interest (PIK)	1,331,000
Machinery financing loan (1)	141,000
$38,833,000
Less: unamortized debt issuance costs	(312,000)
Total debt	$38,521,000
PIK included in accrued expenses and other current liabilities	(93,000)
Less current maturities	(1,820,000)
Long term debt, net of current maturities	$36,608,000
(2)	In the year ended December 31, 2024, the Company entered into a financing arrangement to finance the purchase of machinery. This transaction represented a failed sale leaseback with the associated equipment recorded in property and equipment, net and debt on the Company’s consolidated balance sheet.

To finance the Bloomia acquisition, the Company entered into a revolving credit and term loan agreement (the “Credit Agreement”), with Tulp 24.1 as the borrower (the “Borrower”) for a $18,000,000 term loan and a $6,000,000 revolving credit facility. On October 16, 2024, the Company amended the credit agreement (Amended Credit Agreement) to, among other things, temporarily increase the borrowing capacity under the revolving credit facility to $8,000,000 through March 31, 2025. The revolving credit facility may be used by the Company for general business purposes and working capital, subject to availability under a borrowing base consisting of 80% of eligible accounts receivable and generally 50% of eligible inventory. Borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to Term (Secured Overnight Financing Rate) SOFR for an interest period of one month plus 3.0%. In addition to paying interest on the outstanding principal under the Amended Credit Agreement, the Borrower is required to pay a commitment fee of 0.50% on the unutilized commitments under the revolving credit facility. The obligations under the Amended Credit Agreement are secured by substantially all of the personal property of the Borrower and its subsidiaries. The Company provided an unsecured guaranty of the obligations of the Borrower under the Amended Credit Agreement. The Amended Credit Agreement requires the Borrower and its subsidiaries to maintain (a) a minimum fixed charge coverage ratio of not less than 1.25 to 1.00 and (b) a maximum senior cash flow leverage ratio of 3.75 to 1.0 until December 31, 2024, stepping down to 2.00 to 1.00 on December 31, 2027, until the maturity date of the Amended Credit Agreement. As of December 31, 2024, the Company was in compliance with these financial covenants. The Amended Credit Agreement contains other customary affirmative and negative covenants, including covenants that restrict the ability of the Borrower and its subsidiaries to incur additional indebtedness, dispose of significant assets, make distributions or pay dividends, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions or grant liens on its assets, subject to certain limitations. The Amended Credit Agreement also contains customary events of default, the occurrence of which would permit the lenders to terminate their commitments and accelerate loans under the Amended Credit Agreement, including failure to make payments under the credit facility, failure to comply with covenants in the Amended Credit Agreement and other loan documents, cross default to other material indebtedness of the Borrower or any of its subsidiaries, failure of the Borrower or any of its subsidiaries to pay or discharge material judgments, bankruptcy of the Borrower or any of its subsidiaries, and change of control of the Company. The term loan is scheduled to be repaid in quarterly installments of $450,000, that commenced on June 30, 2024 with a scheduled maturity date of February 20, 2029. The term loan is subject to additional principal payments under the annual 50% of excess cash flow provision (waived if total net cash flow leverage is less than 2.0x as of fiscal year-end). The scheduled maturity date of the revolving credit facility is February 20, 2029.

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

As of December 31, 2024, there was $385,000 of debt issuance costs related to the term loan, net of amortization of $73,000, which has been presented as a direct deduction from long-term debt in the consolidated balance sheet. As of December 31, 2024, there was $128,000 of deferred financing costs related to the revolving credit facility, net of amortization of $22,000, which has been presented within prepaid expenses and other current assets in the consolidated balance sheet.

The Company incurred $1,605,000 of interest expense on the term loans and revolving facility in the year ended December 31, 2024, respectively. The Company incurred non-cash paid-in-kind interest of $1,331,000 on the seller notes facility in the year ended December 31, 2024, respectively. Term loan, revolving credit facility and paid-in-kind interest are included in interest expense (income), net on the consolidated statements of operations and comprehensive income (loss).

The combined aggregate maturities for the years following December 31, 2024 are as follows:

2025	1,820,000
2026	1,821,000
2027	1,822,000
2028	1,824,000
2029	31,517,000
Thereafter	29,000
$38,833,000

10. Stockholders’ Equity.

Stock-Based Compensation. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which, subject to approval by the Board of Directors, selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

Stock-based compensation expense that was recognized in the continuing operations of the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023 was $60,000 and $39,000, respectively. Stock based compensation for discontinued operations for the years ended December 31, 2024 and 2023 was $-0- and $5,000, respectively.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following weighted-average assumptions:

	2024		2023
Employee Stock Purchase Plan:
Expected life (years)	N/A		1.0
Expected volatility	N/A	%	95%
Dividend yield	N/A	%	—%
Risk-free interest rate	N/A	%	4.7%

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

The following table summarizes activity under the Plans:

	Plan Shares		Weighted Average
	Available	Plan Options	Exercise Price	Aggregate
	for Grant	Outstanding	Per Share	Intrinsic Value
Balance at January 1, 2023	92,862	14,086	$14.17
Cancelled or forfeited options	12,623	(12,623)	14.02
Balance at December 31, 2023	105,485	1,463	15.54
Restricted stock units and awards granted	(27,000)	—	5.64
Cancelled or forfeited options	1,463	(1,463)	15.54
Balance at December 31, 2024	79,948	—	—

Options outstanding under the Plans expired in May 2024. There were no options outstanding as of December 31, 2024. Options outstanding at December 31, 2023 had no intrinsic value.

During the years ended December 31, 2024 and 2023, the Company did not issue any stock options.

In May 2024, the Company issued a restricted stock grant totaling 27,000 shares to an employee. The shares underlying the awards were assigned a value of $5.64 per share, which was the closing price of the Company’s common stock on the date of grant, for a total grant date value of $152,000. The shares vest equally over three years.

Restricted stock and restricted stock unit transactions during the years ended December 31, 2024 and 2023 are summarized as follows:

		Weighted average
	Number of Shares	grant date fair value
Unvested shares at January 1, 2023	5,869	$9.21
Granted	—
Vested	(5,869)	7.66
Unvested shares at December 31, 2023	—	$—
Granted	27,000	$5.64
Vested	—	—
Unvested shares at December 31, 2024	27,000	$5.64

As of December 31, 2024, there was $92,000 of unrecognized compensation costs related to outstanding restricted stock, which is expected to be recognized over the remaining average vesting period of approximately 2.4 years.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”) that enables employees to contribute up to 10% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of the year. During the years ended December 31, 2024 and 2023, respectively, participants purchased zero and 338 shares under the ESPP.  At December 31, 2024, 22,945 shares were reserved for future employee purchases of common stock under the ESPP.  For the years ended December 31, 2024 and 2023, the Company recognized $--0-- and $7,000, respectively, of stock-based compensation expense related to the ESPP that was recognized in the continuing operations.

Dividends. The Company has not historically paid dividends, other than one-time dividends declared in 2011 and 2016. The Company intends to retain earnings from operations for use in advancing our business strategy; however, the Company may consider special dividends in the future.

11. Related Party Note Payable

On August 15, 2024, the Company entered into an unsecured Delayed Draw Term Note (the “Note”) with Air T Inc. (Air T) pursuant to which Air T has agreed to advance from time to time until August 15, 2026, but not on a revolving basis, up to $2,500,000 to fund the Company’s operations. Air T Inc. beneficially owns greater than 10% of our outstanding Common Stock and is a member of a group of stockholders that collectively owns approximately 40% of our outstanding common stock. Amounts outstanding under the Note bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default, and is accrued and deferred until the Maturity Date. The entire principal amount outstanding on the Loans, together with accrued and unpaid interest thereon as set forth below, shall be due and payable in full on the earlier of (i) August 15, 2029, (ii) the Company’s receipt of a written demand by Air T delivered on or after February 15, 2026, and (iii) such earlier date as all principal owing thereunder becomes due and payable by acceleration or otherwise (the “Maturity Date”). The Company may prepay any Loan outstanding thereunder, together with accrued and unpaid interest on such Loan, at any time without prepayment or penalty. On September 27, 2024, we entered into an Amended and Restated Delayed Draw Term Note (the “Amended Note”) with Air T pursuant to which Air T has agreed to advance up to an additional $1,000,000 from time to time until August 15, 2026, but not on a revolving basis. The Amended Note provided for total borrowing of up to $3,500,000 to fund the Company’s operations. As of December 31, 2024, the Company had $3,500,000 outstanding under the Note and had incurred $69,000 of interest that is included in noncash paid in kind interest expense on the consolidated statement of cash flows.

On January 15, 2025, the note was amended again to increase the total borrowing to $3,750,000. As previously disclosed, amounts outstanding under the Amended Note bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default. The Amended Note remains scheduled to mature and all principal and accrued but unpaid interest will become due on August 15, 2029, subject to Air T’s right to demand payment on or after February 15, 2026. No closing or origination fees will be paid to the Air T.

12. Leases.

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

Operating lease right of use (“ROU”) assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term, at the later of the commencement date or business combination date. Because most of the Company’s leases do not provide an implicit rate of return, the discount rate is based on the collateralized borrowing rate of the Company, on a portfolio basis.

As of December 31, 2024 and 2023, the Company leased space from a related party under a non-cancelable operating lease for its corporate headquarters. The lease has monthly payments of $375 through September 30, 2025. The lease does not include a renewal option.

The weighted average remaining lease term and weighted average discount rate is as follows at:

December 31, 2024
Weighted average remaining lease term (years)
Finance leases	4.2
Operating leases	13.9
Weighted average discount rate applied
Finance leases	5.5%
Operating leases	8.2%

The components of lease expense from continuing operations are as follows within our consolidated statements of operations and comprehensive income (loss):

Year Ended
December 31, 2024
Operating lease expense:
Operating lease cost	$3,608,000
Short-term variable lease cost	374,000
Finance lease expense:
Finance lease cost - amortization	8,000
Finance lease cost - interest	2,000
Total lease expense	$3,992,000

The components of lease expense from continuing operations and discontinued operations are as follows within our consolidated statements of operations and comprehensive income (loss):

Year Ended
December 31, 2023
Operating lease expense:
Related party lease	$3,000
Other	14,000
Total lease expense	$17,000
Lease expense from discontinued operations	$14,000

Supplemental cash flow information related to leases where the Company is the lessee is as follows:

Year Ended
December 31, 2024
Operating cash flows from operating leases	$2,330,000
Operating cash flows from finance leases	2,000
Financing cash flows from finance leases	16,000
Leased assets obtained in exchange for operating lease liabilities	34,289,000
Leased assets obtained in exchange for finance lease liabilities	84,000

As of December 31, 2024, the maturities of the operating and finance lease liabilities are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2025	$3,754,000	$24,000
2026	3,826,000	13,000
2027	3,902,000	13,000
2028	3,804,000	13,000
2029	3,827,000	9,000
Thereafter	38,081,000	—
Total Lease Payments	57,194,000	72,000
Less discount to PV	(23,710,000)	(7,000)
Lease liability balance	$33,484,000	$65,000

13. Income Taxes.

Income tax (benefit) expense from continuing operations consists of the following:

Year Ended December 31	2024	2023
State	$21,000	$20,000
Foreign	730,000	—
Total current tax expense	751,000	20,000
Federal	(2,731,000)	—
State	(193,000)	—
Foreign	(156,000)
Total deferred tax benefit	(3,080,000)	—
Total income tax (benefit) expense	$(2,329,000)	$20,000

For the year ended December 31, 2024, the income tax benefit attributable to noncontrolling interest was $298,000.

Income tax (benefit) expense differs from the expected tax (benefit) expense computed by applying the U.S. federal corporate income tax rate of 21% to loss from continuing operations before income taxes as a result of the following:

Year Ended December 31	2024	2023
Federal statutory rate	21.0%	21.0%
Stock-based awards	—	(0.5)
State income taxes	1.0	3.1
Foreign income taxes	(0.6)	—
Permanent differences	(0.7)	—
Change in valuation allowance	5.4	(24.6)
Other	(0.9)	0.3
Effective income tax rate	25.2%	(0.7)%

Components of resulting noncurrent deferred tax assets (liabilities) are as follows:

As of December 31	2024	2023
Deferred tax assets
Accrued expenses	$57,000	$117,000
Stock-based awards	—	9,000
Reserve for bad debts	—	2,000
Net operating loss and credit carryforwards	1,968,000	529,000
Right of use liability	8,458,000
Other	665,000	2,000
Total deferred tax assets	$11,148,000	$659,000

Deferred tax liabilities
Depreciation	$(2,207,000)	$(5,000)
Accrued expenses	(1,530,000)	—
Intangible assets	(6,581,000)	—
Right of use asset	(8,321,000)	—
Prepaid expenses	—	(9,000)
Other	(7,000)	—
Total deferred tax liabilities	(18,646,000)	(14,000)

Net deferred tax liabilities	(7,498,000)	645,000
Valuation allowance	(144,000)	(645,000)
Net deferred tax liabilities after valuation allowance	$(7,642,000)	$—

As of December 31, 2024, the Company had a Federal pre-tax net operating loss (NOL) to carry forward of approximately $8,110,000 and state pre-tax NOLs of approximately $7,185,000 to carry forward. The Federal NOLs can be carried forward indefinitely. The expiration of state NOLs carried forward varies by taxing jurisdiction. Future utilization of NOLs carried forward may be subject to certain limitations under Section 382 of the Internal Revenue Code.

The Company evaluates all significant available positive and negative evidence, including the existence of losses in prior years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into consideration the Company’s recent performance. The change in the valuation allowance for the year ended December 31, 2024 was a decrease of $501,000. The decrease in the valuation allowance in 2024 related to the reversal of the valuation allowance on federal deferred tax assets due to the Company being in an overall deferred tax liability position. The Company’s valuation allowance as of December 31, 2024 was related to state NOLs that are not expected to be utilized.

The Company has recorded a liability of $35,000 and $42,000 for uncertain tax positions taken on tax returns in previous years as of December 31, 2024 and 2023, respectively. This liability is reflected as accrued expenses and other current liabilities on the Company’s balance sheet. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $35,000. The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years 2021 and forward are open for examination and assessment by the Internal Revenue Service. With limited exceptions, tax years prior to 2021 are no longer open in major state and local tax jurisdictions. The Company has recorded a decrease of approximately $8,000 in unrecognized tax benefits related to state exposure in the year ended 2024, which reduced accrued income taxes and increased the current income tax benefit. The Company determined it was no longer more likely than not that the Company would realize the tax expense.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows:

Balance at December 31, 2022	$53,000
Decrease due to state tax expense	(16,000)
Increases due to interest and state tax	5,000
Balance at December 31, 2023	$42,000

Decrease due to state tax expense	(8,000)
Increases due to interest and state tax	1,000
Balance at December 31, 2024	$35,000

14. Commitments and Contingencies.

Litigation. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of December 31, 2024, the Company was not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

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

15. Employee Benefit Plans.

For all Dutch employees, the Company participates in defined contribution pension plans with an independent insurance company. Defined contributions are expensed in the year in which the related employee services are rendered. The Company makes contributions on behalf of all Dutch employees of which $77,000 was made and expensed for the year ended December 31, 2024. Eligible employees in the United States are able to participate in a 401K defined contribution plan. The Company incurred $36,000 in 401K expense for the year ended December 31, 2024.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officers and principal financial and accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s co-principal executive officers and its principal accounting and finance officer concluded that the Company’s disclosure controls and procedures as of December 31, 2024 were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. In conducting its evaluation, our management used the criteria set forth by the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2024.

Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management's report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. However, business combination and entity level controls are not covered by the exemption. The Company acquired Bloomia on February 22, 2024. Accordingly, management excluded Bloomia from its assessment of the Company’s internal control over financial reporting. Business combination and entity level controls were assessed. Total assets and net loss of Bloomia represented approximately 98% and 50%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

Other than the Bloomia acquisition , as discussed below, there were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the year, we completed the acquisition of a majority interest in Bloomia B.V. (“Bloomia”) which represents a material change in internal control over financial reporting since management’s last assessment. Prior to the acquisition, Bloomia was a private company and has not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into the acquired Bloomia subsidiaries and to augment our company-wide controls to reflect the risks inherent in an acquisition of this type. In particular, the Company adopted controls related to impairment of long-lived assets and the determination of a weighted-average interest rate in the fiscal year as these are critical accounting estimates resulting from the acquisition.

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Executive Officers

As of the date of filing this Form 10-K, the following individuals were executive officers of the Company.

Name	Age	Position
Mark R. Jundt	44	Co-Chief Executive Officer
Daniel C. Philp	40	Co-Chief Executive Officer
Elizabeth E. McShane	47	Chief Financial Officer, Treasurer and Secretary
Werner F. Jansen	34	Chief Executive Officer of Bloomia B.V.

Mark R. Jundt has served as Co-Chief Executive Officer since June 2024 and Chairman of the Board since 2023. He also serves as General Counsel & Corporate Secretary of Air T, Inc. (Nasdaq: AIRT) since 2018. In this role, Mr. Jundt provides strategy, risk management, governance and legal oversight. Prior to that role, Mr. Jundt oversaw the Global Litigation function at CHS Inc., a Fortune 100 grain and energy company. Mr. Jundt has extensive experience in corporate governance, mergers and acquisitions, and litigation. He holds a Bachelor of Business Administration from North Dakota State University and a law degree from Hamline University.

Daniel C. Philp has served as Co-Chief Executive Officer since June 2024. He also serves as Senior Vice President of Corporate Development at Air T, Inc. (Nasdaq: AIRT) since 2014. In this role, Mr. Philp oversees the investigation of new business lines, acquisition targets and other strategic initiatives for Air T. Prior to that role, Mr. Philp worked as an Event Driven/Special Situations investment analyst/trader for Whitebox Advisors, where he was responsible for generating and evaluating non-market correlated investment opportunities as well as structured convertible PIPE (Private Issuance of Public Equity) transactions. Mr. Philp holds a BA from St. John’s University.

Elizabeth E. McShane has served as Chief Financial Officer, Treasurer and Secretary since May 2024. Ms. McShane most recently served as Vice President and Corporate Controller at Regis Corporation since October 2021. In this role, Ms. McShane oversaw accounting, tax, reporting and risk management. Previously, she served as Associate Vice President Consolidations, Technical Accounting and Reporting from 2018 to October 2021. She started her professional career at KPMG, building a foundation in public accounting and she honed her SEC reporting skills as Director of SEC Reporting at Heidrick and Struggles. Ms. McShane holds a Bachelor of Business Administration and Master of Science Accountancy degrees, both from the Mendoza College of Business at the University of Notre Dame.

Werner F. Jansen has served as the Chief Executive Officer of Bloomia B.V. since June 2022. Previously, he served as General Manager of Fresh Tulips USA, LLC, then a wholly owned subsidiary of Bloomia B.V. comprising its U.S. operations, from 2018 to June 2022. From 2016 to 2022, he served as Director of Information and Communications Technology (ICT). Born and raised in the Netherlands, Mr. Jansen holds a Bachelor of Art degree in International Management from University of Westminster, UK and a Master of Art degree in Finance and Management from Cranfield University, UK. Over the past 12 years, Mr. Jansen has developed a broad set of skills at the Bloomia level and has developed a strategic view of the cut flower industry globally and a vision for Bloomia’s growing role in the cut tulips market.

There are no family relationships among any of the executive officers and directors of the Company.

Information about our Directors

As of the date of filing this Form 10-K, our board of directors was comprised of the following individuals.

Director & Nominee	Age	Position	Director Since
Mark R. Jundt	44	Director, Chairman of the Board and Co-Chief Executive Officer	2022
Mary H. Herfurth	63	Director	2023
Chad B. Johnson	54	Director	2020
Matthew R. Kelly	49	Director	2023
Daniel C. Philp	40	Director and Co-Chief Executive Officer	2022
Nicholas J. Swenson	56	Director	2021 (1)
(1)	Mr. Swenson also served as a director of the Company from November 2014 to March 2016.

Mark R. Jundt has served as Co-Chief Executive Officer since June 2024. See “Information about our Executive Officers” above for further information regarding Mr. Jundt’s background and experience. His experience as the chief legal officer at a public company provides important insight for our board of directors.

Mary H. Herfurth is the owner of Bank Advantage Consulting, LLC, a position she has held since 2008. She serves on the boards of directors for Grove Bank; Park State Bank; and Park Financial Group, Inc., a holding company for Park State Bank. From 2008 to 2015 she also served as a principal and franchisee of Interface Financial Group. Previously she served as a trading analyst and then product manager at GMAC-RESCAP, credit risk manager at Fingerhut and as a national bank examiner in the Office of the Comptroller of the Currency. Ms. Herfurth holds a Bachelor of Science from St. Cloud State University and an MBA – Finance from the University of Minnesota – Carlson School. Ms. Herfurth’s experience as a bank regulator and valuable and relevant in overseeing financial and accounting functions, and our credit facility and indebtedness following the acquisition of Bloomia.

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

Daniel C. Philp has served as Co-Chief Executive Officer since June 2024. See “Information about our Executive Officers” above for further information regarding Mr. Philp’s background and experience. Mr. Philp’s experience with developing and executing transactions provides important insight, especially as we explore strategic growth.

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

Committees of the Board of Directors

The current membership of the Board’s standing committees is set forth in the following table.

Director	Audit	Governance, Compensation and Nominating	Independent Director
Mary H. Herfurth	Chair		✓
Chad B. Johnson	Member	Member	✓
Mark R. Jundt
Matthew R. Kelly	Member	Member	✓
Daniel C. Philp
Nicholas J. Swenson		Chair	✓

Audit Committee

Independence; Qualifications. Each member of the Audit Committee is an “independent director” as that term is defined by the Nasdaq Rules and “independent” as that term is defined by Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The Board has also determined that Ms. Herfurth has acquired the attributes necessary to qualify her as an “audit committee financial expert,” as that term is defined by the rules of the SEC. The determination for Ms. Herfurth was based primarily on experience analyzing and evaluating financial statements as a bank regulator and an evaluator of credit from both bank and non-bank lending in previous positions with The Office of the Comptroller of the Currency, Interface Financial Group, GMAC-RESCAP and Fingerhut.

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

Insider Trading Policies and Procedures

We have adopted an insider trading policy that governs the purchase, sale, and other dispositions and transactions in our securities by our directors, officers and employees, which is reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as applicable listing standards.

Item 11. Executive Compensation

Named Executive Officers

The following individuals are collectively referred to as our “Named Executive Officers” for fiscal year 2024:

Name	Title
Mark R. Jundt (1)	Co-Chief Executive Officer
Daniel C. Philp (1)	Co-Chief Executive Officer
Elizabeth E. McShane (2)	Chief Financial Officer, Treasurer and Secretary
Werner F. Jansen	Chief Executive Officer of Bloomia
Randy D. Uglem (3)	Former President and Chief Executive Officer
Zackery A. Weber (4)	Former Vice President of Finance
(1)	Messrs. Jundt and Philp were appointed to serve as Co-Chief Executive Officers effective July 1, 2024.
(2)	Ms. McShane was appointed to serve as Chief Financial Officer, Treasurer and Secretary effective May 20, 2024.
(3)	Mr. Uglem resigned from all positions with the Company effective July 1, 2024.
(4)	Mr. Weber resigned from all positions with the Company effective June 3, 2024.

Summary Compensation Table

The following table sets forth information about all compensation (cash and non-cash) for each individual who served as our principal executive officer in fiscal year 2024, the two other most highly compensated executive officers in fiscal year 2024 who were still serving as such on December 31, 2024 and an additional individual for whom disclosure would have been provided but for the fact that he did not serve as an executive officer on December 31, 2024 (together referred to as the “Named Executive Officers” or “NEOs”), along with information concerning compensation earned for services in all capacities during each of the fiscal years ended December 31, 2024 and 2023.

Name and Position	Year	Salary (1)	Bonus (2)	Stock Awards		All Other Compensation (3)		Total
Mark R. Jundt (4)	2024	$ 53,462	$ 50,000	$ -		$ 22,173		$ 125,635
Co-Chief Executive Officer
Daniel C. Philp (4)	2024	$ 53,462	$ -	$ 152,280	(9)	$ 17,750		$ 223,492
Co-Chief Executive Officer
Elizabeth E. McShane (5)	2024	$ 134,135	$ 66,399	$ -		$ 2,383		$ 202,917
Chief Financial Officer, Treasurer and Secretary
Werner F. Jansen	2024	$ 521,284	$ -	$ -		$ 2,637		$ 523,921
Chief Executive Officer of Bloomia B.V.
Randy D. Uglem (6)	2024	$ 111,923	$ 146,250	$ -		$ 17,878		$ 276,051
Former President and Chief Executive Officer	2023	$ 146,923	$ 67,500	$ -		$ 2,204		$ 216,627
Zackery A. Weber (7)	2024	$ 71,385	$ 218,000	$ -		$ 84,341	(8)	$ 373,725
Former Vice President of Finance	2023	$ 160,000	$ 120,500	$ -		$ 4,298		$ 284,798
(1)	Actual amounts paid, based on the number of payroll periods during the applicable fiscal year.
(2)	Amounts shown include sign on and retention bonus payouts approved by the GCN Committee, as discussed below.
(3)	Amounts shown represent employer 401(k) contribution match.
(4)	Messrs. Jundt and Philp were appointed to serve as Co-Chief Executive Officers effective July 1, 2024. They received $22,000 and $17,000, respectively for Director compensation included in All Other Compensation in the table above.
(5)	Ms. McShane was appointed to serve as Chief Financial Officer, Treasurer and Secretary effective May 20, 2024.
(6)	Mr. Uglem’s employment with the Company started March 31, 2023 and ended on July 1, 2024.
(7)	Mr. Weber departed all positions with the Company on June 3, 2024.
(8)	Includes $80,000 severance payment pursuant to Mr. Weber’s employment agreement, as discussed below.
(9)	Mr. Philp was awarded a restricted stock award by the Board of Directors related to his role in acquiring Bloomia.

Fiscal Year 2024 Executive Compensation

The principal components of compensation for the Named Executive Officers were: (i) base salary and (ii) cash bonuses. These components of compensation are summarized below, followed by a description of each Named Executive Officer’s individual agreements with the Company and the compensation received thereunder.

Base Salaries

Base salaries for each of our Named Executive Officers were initially established based on arm’s-length negotiations with the applicable executive. The GCN Committee reviews each executive officer’s salary at least annually. When negotiating or reviewing base salaries, the committee considers market competitiveness based on the experience of its members, the executive’s expected future contributions to our success and the relative salaries and responsibilities of our other executives, in addition to any applicable terms of any employment agreement with the executive. During fiscal year 2024, no changes were made to any Named Executive Officer’s annual base salary.

Bonus Arrangements

CEO Bonuses

On June 3, 2024, Mr. Jundt received a cash payment of $50,000 as recommended by the GCN Committee and approved by the Board of Directors, recognizing his extraordinary contributions to the negotiation and completion of the Bloomia Acquisition.

Mr. Uglem’s bonus arrangement for 2024 and 2023 provided that he was eligible to receive a potential payout based on achievement of performance targets established by the Board and prorated based on the period of his employment with the Company. Mr. Uglem received $67,500 in fiscal years 2024 and 2023 related to performance targets achieved in fiscal years 2023 and 2022, respectively. In fiscal year 2024, Mr. Uglem was transitioned to a quarterly bonus and received $78,750 in bonus payments related to performance targets achieved in fiscal year 2024.

CFO Bonus Arrangements

Beginning with the second quarter of the 2024 fiscal year, Ms. McShane was eligible to earn and receive a discretionary quarterly cash incentive compensation award, with a target quarterly cash incentive compensation award of thirty-five percent (35%) of the Base Salary and a maximum quarterly cash incentive compensation award of sixty-five percent (65%) of the Base Salary. There is no minimum guaranteed quarterly cash incentive amount and any quarterly cash incentive award determined by the Board in its sole discretion based on achievement of performance targets as proposed by management and approved by the Board. In fiscal year 2024, Ms. McShane earned $66,399 of incentive compensation.

In fiscal year 2024, Mr. Weber received $48,000 of incentive compensation related to performance targets achieved in fiscal year 2023.

Retention Bonus Arrangements

In January 2023, the GCN Committee approved a retention bonus opportunity for Mr. Weber, with a potential payout of $48,000. The bonus was conditioned upon Mr. Weber being continuously employed by the Company through December 31, 2023. The 2023 retention bonus was paid in full in 2023.

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

Employment Agreements

The Company was party to employment agreements with Mr. Uglem and Mr. Weber. Each employment agreement provided that the employee would have received an established annual base salary, subject to increase from time to time, target incentive compensation awards, and participation in customary benefit plans and programs.

We are party to an employment agreement with Ms. McShane dated May 2, 2024, pursuant to which she is entitled to an initial base salary of $225,000. For each of our fiscal quarters, beginning with the second quarter of 2024, Ms. McShane is eligible to earn and receive a discretionary quarterly cash incentive compensation award, with a target quarterly cash incentive compensation award of 35% and a maximum quarterly cash incentive compensation award of 65%, in each case based on the base salary paid to her during that quarter, with no minimum guaranteed quarterly cash incentive amount. The actual amount of any quarterly cash incentive award will be determined by the GCN Committee in its sole discretion. Performance targets for annual or quarterly cash incentive compensation also may be determined by the Board in its discretion. Ms. McShane will also be eligible to participate in our other benefits programs, including awards under our employee stock purchase plan and other equity incentive plans.

We are party to employment agreements with Messrs. Jundt and Mr. Philp, in each case dated June 11, 2024, pursuant to which each is entitled to receive an initial base salary of $100,000. The employment agreements do not contain any provisions for cash or equity incentive programs or severance.

Severance and Change in Control Arrangements with Named Executive Officers

Under the employment agreements with Mr. Uglem and Mr. Weber, in the event of the employee’s involuntary termination without cause or voluntary termination with good reason, provided that the employee signs a release and agrees to post-termination restrictive covenants, he will be eligible to receive accrued and unpaid compensation as well as the following severance pay and benefits: (1) the annual incentive compensation they would have been entitled to receive for the year in which their termination occurs as if they had continued until the end of that fiscal year, determined based on the Company’s actual performance for that year relative to any applicable performance goals, prorated for the number of days in the fiscal year through the termination date and generally payable in a cash lump sum at the time such incentive awards are payable to other participants; (2) a percentage ( 50% for Mr. Uglem and Mr. Weber) of their annual base salary as in effect at the time of termination, payable in a single lump sum payment no later than 60 days following the termination date; and (3) welfare benefit continuation for six months for Mr. Uglem and for three months for Mr. Weber following termination. In the event of death, disability, involuntary termination for cause or voluntary termination without good reason, each will be entitled to accrued and unpaid compensation as provided in the Employment Agreement. “Cause” was defined in each Employment Agreement as (a) the deliberate and continued failure to substantially perform the duties and responsibilities; (b) the criminal felony conviction of, or a plea of guilty or nolo contendere; (c) the material violation of Company policy; (d) the act of fraud or dishonesty resulting or intended to result in personal enrichment at the expense of the Company; (e) the gross misconduct in performance of duties that results in material economic harm to the Company; or (f) the material breach of the Employment Agreement by the employee. Both of the employment agreements defined “good reason” to include demotion, reduction in salary or benefits, and certain other events.

Mr. Uglem departed all positions with the Company voluntarily and he did not receive any severance payment or other termination benefits.

Mr. Weber departed all positions with the Company citing “good reason.” The Company had previously agreed to extend the period during which Mr. Weber could assert “good reason” with respect to the August 2023 sale of its in-store marketing business through April 15, 2024 and had further agreed to extend that period through April 30, 2024 pursuant to a letter agreement dated April 16, 2024. Mr. Weber has expressed his commitment to ensuring a smooth transition of his responsibilities. He received a severance payment totaling $80,000.

The employment with Ms. McShane provides that, if Ms. McShane’s employment is terminated by us for any reason other than “cause” (as defined in the agreement), then, provided that she signs a release and agrees to post-termination restrictive covenants, she will be eligible to receive accrued and unpaid compensation as well as the sum of six months of her annualize base salary as of the date of the termination, less all legally required and authorized deductions and withholdings, payable in substantially equal increments during the six-month period following the termination date. So long as she is employed by us longer than one year, that amount will increase by one month for every full year of service, up to a total of twelve months.

Compensation of Non-Employee Directors

The following table summarizes the compensation paid to our directors for fiscal year 2024.

Name	Fees Earned or Paid Cash (1)
Mary H. Herfurth	$22,000
Chad B. Johnson	$17,000
Mark R. Jundt (2)	$22,000
Matthew R. Kelly	$17,000
Daniel C. Philp (2)	$17,000
Nicholas J. Swenson	$22,000
(1)	Reflects annual Board retainer for attending Board, committee and conference call meetings earned during fiscal year 2024, inclusive of amounts related to the Director Deferred Compensation Plan for Director. As of December 31, 2024, the following directors held shares under the Plan: Ms. Herfurth held 6,634 shares, Mr. Johnson held 10,676 shares, Mr. Jundt held 4,756 shares, Mr. Kelly held 5,125 shares, Mr. Philp held 6,521 shares, and Mr. Swenson held 8,030 shares.
(2)	Messrs. Jundt and Philp were appointed to serve as Co-Chief Executive Officers effective July 1, 2024. The compensation above is related to their service prior to becoming employees.

In 2024, non-employee directors received an annual cash retainer of $17,000 per year of service and the Chairman of the Board and each Committee Chair were eligible to receive an additional annual cash retainer of $5,000.

Director Deferred Compensation

Mary Herfurth, Chad Johnson, Mark Jundt, Matthew Kelly, Daniel Philp and Nicholas Swenson, each a non-employee director, are eligible to participate in our director deferred compensation plan (the “Director Deferred Compensation Plan”), which allows a director to make voluntary deferrals of up to 100% of their annual cash retainer and any additional committee chair cash retainer. The Company does not match any contributions to the Director Deferred Compensation Plan. Deferred cash retainer amounts, if any, are deemed to be invested in common stock equivalents having a value equal to the deferred cash retainer amounts based on the fair market value of a share of our common stock on the dates such amount would have otherwise been paid to the participant. Dividends, if any, accrued on such common stock equivalents are deemed to be similarly deferred and credited to the director’s deferred stock account. A participating director will receive a distribution of their deferred stock account, consisting of one share of stock for each common stock equivalent credited to their deferred stock account as of the date of distribution, as soon as practicable following the director’s separation from service as a director of the Company.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth summary information regarding the outstanding equity awards held by our Named Executive Officers at December 31, 2024.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Daniel C. Philp	5/9/2024	27,000	$ 152,280
(1)	Award vests in equal installments on each of the first, second, and third anniversaries of the grant date.

Tax Considerations

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

Policies and Practices Related to the Grant of Certain Equity Awards

We do not have any formal policy that requires us to grant, or avoid granting, equity awards to our executive officers at certain times. The timing of any equity grants to executive officers in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). As a result, in all cases, the timing of the grant of stock options, occurs independent of the release of any material, non-public information, and we do not time the disclosure of material non-public information for the purpose of affecting the value or exercise price of stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table presents certain information regarding our equity compensation plans, the 2013 Omnibus Stock and Incentive Plan (the”2013 Plan”), the 2018 Plan and our Employee Stock Purchase Plan as of December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (2)

Equity Compensation plans approved by security holders	-	$ -	102,521
Equity Compensation plans not approved by security holders	-	-	-
Total	-	$ -	102,521
(1)	1,463 shares under the 2013 Plan expired during the fiscal year and there are no options outstanding. There were no awards outstanding under the 2018 Plan.
(2)	Includes 22,945 shares available for issuance under our Employee Stock Purchase Plan and 77,138 shares available for issuance pursuant to future awards under the 2018 Plan. The Company maintains the Employee Stock Purchase Plan, pursuant to which eligible employees, including named executive officers, can contribute up to ten percent of their base pay per year to purchase shares of Common Stock. The shares are issued by the

Company at a price per share equal to 85% of market value on the first day of the offering period or the last day of the plan year, whichever is lower.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information provided to the Company as to the beneficial ownership of common stock as of March 21, 2025, by: (i) persons known to the Company to hold 5% or more of such stock; (ii) each of the directors and nominees of the Company; (iii) each of the Named Executive Officers; and (iv) all directors, nominees and current executive officers as a group. The address of each director and executive officer is 5000 West 36th Street, Suite 220, Minneapolis, Minnesota 55416. Beneficial ownership includes shares available for purchase under options and subject to settlement under restricted stock units within 60 days after March, 21 2025. Unless otherwise indicated, each person had sole voting power and sole investment power for all such shares beneficially held.

	Amount and Nature of Beneficial Ownership (1)		Percent of Shares
Name and Address of Beneficial Owner
Directors and Named Executive Officers
Mark R. Jundt	1,100		* %
Daniel C. Philp	59,071		3.3
Werner F. Jansen	-		-
Elizabeth E. McShane	-		-
Randy D. Uglem(2)	-		-
Zackery A. Weber(3)	8,230		0.5
Mary H. Herfurth	-		-
Chad B. Johnson	5,900		*
Matthew R. Kelly	-		-
Nicholas J. Swenson	214,456	(4)	12.1
All directors and current executive officers as a group (8 persons)	280,527		15.9%

Significant Stockholders
Air T. Inc., et al. (the "Stockholder Group")	701,275	(5)	39.6%
5930 Balsom Ridge Road
Denver, NC 28037

* Less than one percent.

(1)	Does not include 6,634, 10,676, 4,756, 5,125, 6,521 and 8,030 common stock equivalents held by Ms. Herfurth, Mr. Johnson, Mr. Jundt, Mr. Kelly, Mr. Philp and Mr. Swenson, respectively, under the Lendway, Inc. Deferred Compensation Plan for Directors. These common stock equivalents carry no voting rights and the recipient does not have the right to acquire any underlying shares within 60 days of December 31, 2024.
(2)	Mr. Uglem departed all positions with the Company on July 1, 2024.
(3)	Mr. Weber departed all positions with the Company on June 3, 2024.
(4)	Includes 139,444 shares held indirectly through AO Partners I, L.P. (“AO Partners Fund”). AO Partner I, L.P.’s holding of 139,444 shares of our Common Stock, plus additional securities and collateral owned by AO Partners I, L.P., are pledged to secure a bank loan to AO Partners I, L.P. Also, includes 60,284 shares held indirectly through Groveland Capital LLC (“Groveland Capital”), and 11,428 shares held by Glenhurst Co. (“Glenhurst”). Mr. Swenson is the Managing Member of Groveland Capital and may direct Groveland Capital as to the vote and disposition of the shares it holds. Mr. Swenson is the Managing Member of AO Partners LLC (“AO Partners”), which is the General Partner of AO Partners Fund, and has the power to direct the affairs of AO Partners Fund, including the voting and disposition of shares held in the name of AO Partners Fund. Mr. Swenson is the sole owner of Glenhurst, and he has the power to direct the affairs of Glenhurst, including the voting and disposition of shares held by Glenhurst.

(5)	Includes all shares reported as beneficially owned by Mr. Swenson above. Remaining shares based on the Amended and Restated Schedule 13D filed with the SEC on October 1, 2024 by Air T, Inc., Groveland Capital, AO Partners Fund, AO Partners, Glenhurst, and Mr. Swenson, reporting ownership as of September 30, 2024. Mr. Swenson is the Chief Executive Officer and a director of Air T, Inc., which reported having sole dispositive and voting power over 486,819 shares and disclaims beneficial ownership of the securities held by Groveland, AO Partners Fund, AO Partners, Glenhurst and Mr. Swenson. Mr. Swenson disclaims beneficial ownership of the securities held by Air T, Inc. Shares, if any, held by the Stockholder Group.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related-Party Transactions

The following is a summary of transactions since January 1, 2022 to which our Company has been a party and in which the amount involved exceeded $120,000, and in which any of our directors, executive officers, or beneficial owners of more than 10% of our capital stock had or will have a direct or indirect material interest, other than the compensation arrangements that are described under the heading “Executive Compensation” above. Except as disclosed below, there were no other such transactions and we do not have any currently proposed transaction or series of similar transactions.

Delayed Draw Term Note

On August 15, 2024, the Company entered into an unsecured Delayed Draw Term Note (the “Note”) with Air T pursuant to which Air T has agreed to advance from time to time until August 15, 2026, but not on a revolving basis, up to $2,500,000 to fund the Company’s operations. Amounts outstanding under the Note will bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default. The entire principal amount outstanding on the loans, together with accrued and unpaid interest thereon as set forth below, shall be due and payable in full on the earlier of (i) August 15, 2029, (ii) the Company’s receipt of a written demand by the Air T delivered on or after February 15, 2026, and (iii) such earlier date as all principal owing thereunder becomes due and payable by acceleration or otherwise (the “Maturity Date”). The Company may prepay any loan outstanding thereunder, together with accrued and unpaid interest on such loan, at any time without prepayment or penalty. As of December 31, 2024, the Company had $3,500,000 outstanding under the Note and had incurred $69,000 of deferred interest expense.

On September 27, 2024, the Company entered into an Amended and Restated Delayed Draw Term Note (the “Amended Note”) with Air T pursuant to which Air T has agreed to advance up to an additional $1,000,000 from time to time until August 15, 2026, but not on a revolving basis. The Amended Note provides for total borrowing of up to $3,500,000 to fund the Company’s operations. On January 15, 2025, the note was amended again to increase the total borrowing to $3,750,000. As previously disclosed, amounts outstanding under the Amended Note bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default. The Amended Note remains scheduled to mature and all principal and accrued but unpaid interest will become due on August 15, 2029, subject to Air T’s right to demand payment on or after February 15, 2026. No closing or origination fees will be paid to the Air T.

Bridge Loan

As previously disclosed, our acquisition of Bloomia B.V. (“Bloomia”) in February 2024 through our subsidiary, Tulp 24.1, LLC (the “U.S. Subsidiary”), was funded in part by $12.1 million cash proceeds pursuant to a bridge loan agreement, dated February 22, 2024 (the “Bridge Loan Agreement”), of which approximately $400,000 was provided by Mr. Jansen, who became an executive officer of the Company in connection with the closing of the acquisition. Interest will accrue and become payable annually on the outstanding balance under the Bridge Loan Agreement, starting at 8% for the first year and increasing 2% upon each of the four anniversaries thereafter. The Company has provided an unsecured guaranty of the obligations of the U.S. Subsidiary under the bridge loan. As of December 31, 2024 no cash interest had been paid and $1,331,000 of interest expense was accrued under the Bridge Loan Agreement. The text of the Bridge Loan Agreement was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on February 26, 2024.

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

Related Person Transaction Approval Policy

The SEC has specific disclosure requirements covering certain types of transactions that we engage in with our directors, executive officers or other specified parties. The Company receives an informational questionnaire from each director, nominee for director, executive officer, and greater than five percent shareholder which contains information about related-party transactions between them and the Company. The Company’s Audit Committee Charter assigns to the Audit Committee the responsibility to review and approve all related-party transactions. The Audit Committee maintains a written policy for reviewing, approving and monitoring transactions involving the Company and related persons. The committee reviews and must approve any related person transaction in which the Company is a participant before commencement of the transaction; provided, however, that if a related person transaction is identified after it commences, it will be brought to the committee for review and possible ratification. In determining whether to approve a related person transaction, the Audit Committee will analyze factors such as whether the transaction is material to the Company, the nature of the related person’s interest in the transaction, including their role in arranging the transaction, whether the transaction would impair the judgement of a director or executive officer to act in the best interests of the Company and its stockholders, and whether the terms are fair to the Company. The Audit Committee will approve or ratify a transaction only if it determines that the transaction is beneficial to the Company and that the terms of the transaction are fair to the Company. Approval of a related person transaction may be conditioned upon the Company and the related person following certain procedures designated in connection with its approval. With regard to any transaction for which ratification is sought, the Audit Committee may require amendment or termination of the transaction under the authority conferred by the policy.

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

Majority Independent Board

The Nasdaq Rules require that a majority of our Board be “independent directors” as that term is defined in the Nasdaq Rules. Our Board has determined that each of our non-employee directors, namely Mary Herfurth, Chad Johnson, Matthew Kelly and Nick Swenson are “independent directors.” The Governance, Compensation and Nominating Committee and the Board considered Mr. Swenson’s inclusion in the Shareholder Group in reaching the conclusion that he is an independent director.

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table shows the fees for services rendered by Boulay PLLP (PCAOB ID 542) for the years ended December 31, 2024 and 2023.

	2024	2023
Audit fees (1)	$578,000	$58,200
Total	$578,000	$58,200

____________________

(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company and its subsidiaries’ financial statements and review of quarterly financial statements.

Audit Committee Pre-Approval Policy

The Company’s Audit Committee Charter states that before the principal accountant is engaged by the Company to render audit or non-audit services in any year, the engagement will be approved by the Company’s Audit Committee. All of the fees paid in 2024 and 2023 were pre-approved by the Company’s Audit Committee.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following financial statements of Lendway, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations and Comprehensive income (loss) for the years ended December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

(a)	Exhibits

Exhibit Number	Description	Incorporated by Reference To

*2.1	Asset Purchase Agreement dated May 24, 2023	Exhibit 2.1 to Form 8-K filed May 25, 2023

*2.2

Agreement for the Sale and Purchase of Shares, dated February 21, 2024, by and among Tulp 24.1, LLC, Tulipa Acquisitie Holding B.V., Botman Bloembollen B.V., W.F. Jansen, H.J. Strengers and the Company

Exhibit 2.1 to Form 8-K filed February 26, 2024

3.1	Certificate of Incorporation	Exhibit 3.1 to Form 8-K filed August 9, 2023

3.2	Bylaws	Exhibit 3.2 to Form 8-K filed August 9, 2023

4.1	Description of Securities	Exhibit 4.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2023

Exhibit Number	Description	Incorporated by Reference To
**10.1	Employment Agreement with Zackery A. Weber dated September 10, 2021	Exhibit 10.1 to Form 8-K filed September 16, 2021

**10.2	Retention Agreement with Zackery A. Weber dated January 13, 2023	Exhibit 10.2 to Form 8-K filed January 19, 2023

**10.3	Letter Agreement with Zackery A. Weber dated August 4, 2023	Exhibit 10.1 to Form 8-K filed August 9, 2023

**10.4	Employment Agreement with Randy Uglem dated March 31, 2023	Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2023

**10.5	2018 Equity Incentive Plan	Exhibit 99.1 to Registration Statement on Form S-8, Reg. No. 333-226670

**10.6	Form of Restricted Stock Award Agreement for Directors under 2018 Equity Incentive Plan	Exhibit 10.4 to Form 10-Q for the quarterly period ended June 30, 2024

**10.7	Employee Stock Purchase Plan, as amended	Exhibit 99.2 to Registration Statement on Form S-8, filed August 8, 2018

**10.8	Deferred Compensation Plan for Directors	Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2018

**10.9	Form of Retention Agreement	Exhibit 10.2 to Form 8-K filed September 16, 2021

**10.10	Form of Annual Cash Incentive Compensation Agreement for fiscal year ending December 31, 2024	Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2024

10.11	Bridge Loan Agreement, dated February 22, 2024, by and between Botman Bloembollen B.V., W.F. Jansen, H.J. Strengers, Tulp 24.1, LLC, Tulipa Acquisitie Holding B.V. and the Company	Exhibit 10.1 to Form 8-K filed February 26, 2024

10.12	Bridge Loan Agreement, dated February 22, 2024, by and between Botman Bloembollen B.V. and Tulipa Acquisitie Holding B.V.	Exhibit 10.2 to Form 8-K filed February 26, 2024

*10.13

Credit Agreement, dated February 20, 2024, by and among the Company, TULP 24.1, LLC, Tulipa Acquisitie Holding B.V., Bloomia B.V., Fresh Tulips USA, LLC, and Associated Bank, N.A., a national banking association

Exhibit 10.3 to Form 8-K filed February 26, 2024

10.14	Amended and Restated Limited Liability Company Agreement, dated February 22, 2024, by and among the Company, Tulp 24.1, LLC and Werner F. Jansen	Exhibit 10.4 to Form 8-K filed February 26, 2024

10.15	Management Services Agreement, dated February 22, 2024, by and between the Company and Tulp 24.1, LLC	Exhibit 10.5 to Form 8-K filed February 26, 2024

10.16	Lease Agreement, dated July 1, 2021, by and between Horti-Group, LLC and Fresh Tulips USA, LLC dba Bloomia	Exhibit 10.6 to Form 8-K filed February 26, 2024

Exhibit Number	Description	Incorporated by Reference To

**10.17	Employment Agreement with Elizabeth E. McShane dated May 2, 2024	Exhibit 10.1 to Form 8-K filed May 6, 2024

**10.18	Letter Agreement with Zackery A. Weber dated April 16, 2024	Exhibit 10.2 to Form 8-K filed May 6, 2024

**10.19	Employment Agreement with Werner Jansen dated February 20, 2024, by and between Fresh Tulips USA, LLC and Werner Jansen	Exhibit 10.1 to Form 10-Q for quarterly period ended March 31, 2024

**10.20	Bonus Plan Agreement with Werner Jansen dated February 19, 2024, by and between Fresh Tulips USA, LLC and Werner Jansen	Exhibit 10.2 to Form 10-Q for quarterly period ended March 31, 2024

**10.21	Employment Agreement with Mark R. Jundt dated June 11, 2024	Exhibit 10.1 to Form 8-K filed June 11, 2024

**10.22	Employment Agreement with Daniel C. Philp dated June 11, 2024	Exhibit 10.2 to Form 8-K filed June 11, 2024

**10.23	Consulting Agreement with Zackery Weber dated June 3, 2024	Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2024

10.24	Amended and Restated Delayed Draw Term Note with Air T, Inc. dated September 27, 2024	Exhibit 10.1 to Form 8-K filed October 1, 2024

10.25

First Amendment to Credit Agreement, dated October 16, 2024, by and among the Company, TULP 24.1, LLC, Tulipa Acquisite Holding B.V., Bloomia B.V., Fresh Tulips USA, LLC, and Associated Bank. N.A., a national banking association

Exhibit 10.1 to Form 8-K filed October 22, 2024

+19.1	Insider Trading Policy

+21.1	List of Subsidiaries

+23.1	Consent of Independent Registered Public Accounting Firm

+24.1	Powers of Attorney

+31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

+31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

++32	Section 1350 Certifications

97	Compensation Recoupment Policy	Exhibit 97 to Form 10-K for the fiscal year ended December 31, 2023

Exhibit Number	Description	Incorporated by Reference To
+101

The following materials from Lendway Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 are filed herewith, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity (iv) Statements of Cash Flows, (v) Notes to Financial Statements, (vi) Cybersecurity, (vii) the information set forth in Part II, Item 9B, (viii) Insider Trading Policies and Procedures, and (ix) Policies and Practices Related to the Grant of Certain Equity Awards.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDWAY, INC.

Date: March 27, 2025	By:	/s/ Mark R. Jundt
Mark R. Jundt
Co-Chief Executive Officer

Date: March 27, 2025	By:	/s/ Daniel C. Philp
Daniel C. Philp
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark R. Jundt	Co-Chief Executive Officer, Director, and Chairman of the Board	March 27, 2025
Mark R. Jundt	(principal executive officer)

/s/ Daniel C. Philp	Co-Chief Executive Officer and Director	March 27, 2025
Daniel C. Philp	(principal executive officer)

/s/ Elizabeth E. McShane	Chief Financial Officer	March 27, 2025
Elizabeth E. McShane	(principal financial and accounting officer)

*	Director	March 27, 2025
Mary H. Herfurth

*	Director	March 27, 2025
Chad B. Johnson

*	Director	March 27, 2025
Matthew R. Kelly

*	Director	March 27, 2025
Nicholas J. Swenson

*Elizabeth E. McShane, by signing her name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to Powers of Attorney duly executed by such persons.

Date: March 27, 2025	By:	/s/ Elizabeth E. McShane
Elizabeth E. McShane
Attorney-in-Fact