Form 10-Q
period 2025-03-31
LENDWAY, INC.
filed 2025-05-13
CIK 875355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2025

or

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

Number of shares outstanding of Common Stock, $.01 par value, as of May 9, 2025 was 1,769,599.

EXPLANATORY NOTE

As previously reported, the Company’s Board of Directors has approved a change in the Company’s fiscal year end from December 31 to June 30 of each calendar year. As a result of the change, the Company intends to file a transition report on Form 10-K for the six-month transition period starting January 1, 2025 and ending June 30, 2025, which is the period between the closing of the Company’s most recent fiscal year on December 31, 2024 and the opening date of the Company’s newly selected fiscal year on July 1, 2025. During the transition period, the Company has elected to file a quarterly report on Form 10-Q for the quarter ending March 31, 2025, and then expects to file quarterly reports based on the new fiscal year beginning with the first fiscal quarter ending September 30, 2025.

Lendway, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lendway, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

Values are rounded to the nearest thousand dollars and thousand shares

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,308,000	$1,759,000
Accounts receivable - net of allowances for credit losses of $89 and $137, respectively	4,475,000	2,243,000
Inventories	11,922,000	13,370,000
Prepaid expenses and other current assets	2,101,000	1,466,000
Total current assets	19,806,000	18,838,000
Property and equipment, net	11,459,000	11,316,000
Equity-method investment	191,000	191,000
Goodwill	10,860,000	10,705,000
Intangible assets, net	25,187,000	25,568,000
Operating lease right-of-use assets	32,590,000	32,942,000
Finance lease right-of-use assets	61,000	65,000
Long-term receivable	360,000	360,000
Total assets	$100,514,000	$99,985,000
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$4,133,000	$3,019,000
Accrued compensation	598,000	490,000
Accrued expenses and other current liabilities	1,841,000	1,361,000
Current portion of operating lease liabilities	1,115,000	1,068,000
Current portion of finance lease liabilities	18,000	21,000
Current portion of debt	2,313,000	1,820,000
Related party note payable	3,491,000	—
Current liabilities related to discontinued operations	23,000	33,000
Total current liabilities	13,532,000	7,812,000
Long-term liabilities:
Operating lease liabilities, net of current portion	32,134,000	32,416,000
Finance lease liabilities, net of current portion	43,000	44,000
Long-term debt, net	34,665,000	36,608,000
Related party note payable	—	3,569,000
Deferred tax liabilities, net	7,572,000	7,642,000
Total Long-term liabilities	74,414,000	80,279,000
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, par value $0.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,770,000 and 1,770,000 at March 31, 2025 and December 31, 2024, respectively	17,000	17,000
Additional paid-in capital	16,261,000	16,236,000
Accumulated other comprehensive income (loss)	9,000	(9,000)
Accumulated deficit	(5,955,000)	(6,404,000)
Total stockholders’ equity attributable to Lendway, Inc.	10,332,000	9,840,000
Equity from noncontrolling interest	2,236,000	2,054,000
Total Stockholders’ equity	12,568,000	11,894,000
Total Liabilities and Stockholders’ equity	$100,514,000	$99,985,000

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Values are rounded to the nearest thousand dollars and thousand shares (Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue, net	$12,443,000	$8,033,000
Cost of goods sold	8,554,000	6,289,000
Gross profit	3,889,000	1,744,000
Sales, general and administrative expenses	2,457,000	3,388,000
Operating income (loss)	1,432,000	(1,644,000)
Foreign exchange gain	(335,000)	(45,000)
Interest expense, net	970,000	225,000
Other expense, net	24,000	9,000
Income (loss) from continuing operations before income taxes	773,000	(1,833,000)
Income tax expense (benefit)	156,000	(347,000)
Net income (loss) from continuing operations	617,000	(1,486,000)
Income from discontinued operations, net of tax	10,000	72,000
Net income (loss) including noncontrolling interest	627,000	(1,414,000)
Less: Net income (loss) attributable to noncontrolling interest	178,000	(251,000)
Net income (loss) attributable to Lendway, Inc.	449,000	(1,163,000)
Other comprehensive income (foreign currency translation)	22,000	3,000
Less: Comprehensive income attributable to noncontrolling interest	4,000	—
Comprehensive income (loss) attributable to Lendway, Inc.	$467,000	$(1,160,000)
Net income (loss) per basic and diluted share attributable to Lendway, Inc.:
Continuing operations	$0.25	$(0.71)
Discontinued operations	0.01	0.04
Basic and diluted earnings per share	$0.25	$(0.67)
Weighted average shares used in calculation of net income (loss) per share:
Basic and diluted	1,770,000	1,743,000

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Values are rounded to the nearest thousand dollars and thousand shares (Unaudited)

				Accumulated
			Additional	Other		Total Lendway		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interest	Equity
BALANCE DECEMBER 31, 2024 (Audited)	1,770,000	$17,000	$16,236,000	$(9,000)	$(6,404,000)	$9,840,000	$2,054,000	$11,894,000
Value of stock-based compensation	—	—	25,000	—	—	25,000	—	25,000
Net income	—	—	—	—	449,000	449,000	178,000	627,000
Other comprehensive income	—	—	—	18,000	—	18,000	4,000	22,000
BALANCE MARCH 31, 2025	1,770,000	$17,000	$16,261,000	$9,000	$(5,955,000)	$10,332,000	$2,236,000	$12,568,000
								—
BALANCE DECEMBER 31, 2023 (Audited)	1,743,000	$17,000	$16,176,000	$—	$(661,000)	$15,532,000	$—	$15,532,000
Value of stock-based compensation	—	—	1,000	—	—	1,000	—	1,000
Net loss	—	—	—	—	(1,163,000)	(1,163,000)	(251,000)	(1,414,000)
Other comprehensive income	—	—	—	3,000	—	3,000	—	3,000
Issuance of noncontrolling interests in acquisition	—	—	—	—	—	—	2,990,000	2,990,000
BALANCE MARCH 31, 2024	1,743,000	$17,000	$16,177,000	$3,000	$(1,824,000)	$14,373,000	$2,739,000	$17,112,000

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Values are rounded to the nearest thousand dollars (Unaudited)

Three Months Ended March 31,	2025	2024
Operating Activities
Net income (loss) including noncontrolling interest	$627,000	$(1,414,000)
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	835,000	300,000
Amortization of deferred financing costs	26,000	12,000
Provision for credit loss	16,000	—
Stock-based compensation expense	25,000	1,000
Noncash paid in kind interest expense	477,000	—
Noncash operating lease expense	116,000	143,000
Deferred income taxes	(70,000)	(505,000)
Other non-cash items	(145,000)	—
Increase (decrease) in cash resulting from changes in, net of acquisition:
Accounts receivable, net	(2,248,000)	(1,635,000)
Inventories	1,081,000	3,322,000
Prepaid expenses and other current assets	(641,000)	(887,000)
Accounts payable	1,064,000	263,000
Accrued compensation	108,000	(645,000)
Accrued expenses and other current liabilities	466,000	2,429,000
Net cash provided by operating activities of continuing operations	1,737,000	1,384,000
Net cash provided by operating activities of discontinued operations	—	86,000
Net cash provided by operating activities	1,737,000	1,470,000
Investing Activities
Purchases of property and equipment	(68,000)	(230,000)
Acquisition of Bloomia, net of cash acquired	—	(34,178,000)
Receipts of note receivable	—	36,000
Net cash used in investing activities	(68,000)	(34,372,000)
Financing Activities
Proceeds from term loan	—	18,000,000
Proceeds from revolving debt	—	6,000,000
Proceeds from related party note	250,000	—
Repayments of seller note	—	(1,650,000)
Repayments of related party note	(400,000)	—
Repayments of revolving debt	(1,961,000)	—
Repayments of long-term debt	(15,000)	—
Principal payments on finance lease liabilities	(6,000)	(2,000)
Payment of financing costs	—	(513,000)
Net cash (used in) provided by financing activities	(2,132,000)	21,835,000
Effect of exchange rate changes	12,000	3,000
Net decrease in cash and cash equivalents	(451,000)	(11,064,000)
Cash and cash equivalents, beginning of period	1,759,000	16,077,000
Cash and cash equivalents, end of period	$1,308,000	$5,013,000
Supplemental cash flow information
Cash paid for interest	$341,000	$46,000
Cash paid for income taxes	$104,000	$—
Noncash purchase consideration - Equity issuance of noncontrolling interest	$—	$2,990,000
Noncash purchase consideration - Seller notes	$—	$15,451,000
Non-cash financing activities
Purchase of property and equipment included in accounts payable	$50,000	$—

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation.

Description of Business. Lendway, Inc. (“the Company”) is a specialty agricultural (“ag”) company focused on making and managing its ag investments in the United States (“U.S.”) and internationally. On February 22, 2024, the Company, through its majority-owned U.S. subsidiary Tulp 24.1, LLC (“Tulp 24.1”), acquired Bloomia B.V. (“Bloomia”). Bloomia is a significant producer of fresh-cut tulips in the U.S. with a presence in the Netherlands and South Africa. Subsequent to the purchase of Bloomia, the Company’s primary operations have been those of Bloomia. As part of consideration for the business combination, the Company issued units of Tulp 24.1 to the continuing CEO of Bloomia, which amounted to 18.6% and is presented as noncontrolling interest in these unaudited condensed consolidated financial statements. The remaining 81.4% equity interest of Tulp 24.1 is owned by the Company and the Company is and maintains control of Tulp 24.1 as its sole managing member. Refer to Note 3 for further discussion.

Year-end. The Company’s Board of Directors has approved a change in the Company’s fiscal year end from December 31 to June 30 of each calendar year. As a result of the change, the Company intends to file a transition report on Form 10-K for the six-month transition period starting January 1, 2025 and ending June 30, 2025, which is the period between the closing of the Company’s most recent fiscal year on December 31, 2024 and the opening date of the Company’s newly selected fiscal year on July 1, 2025. During the transition period, the Company has elected to file a quarterly report on Form 10-Q for the quarter ending March 31, 2025, and then expects to file quarterly reports based on the new fiscal year beginning with the first fiscal quarter ending September 30, 2025.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of the Company include all wholly and majority owned subsidiaries of the Company. The operations of Bloomia are included since the date of acquisition. Entities for which the Company owns an interest, does not consolidate, but exercises significant influence, are accounted for under the equity method of accounting and are included in equity method investments within the unaudited condensed consolidated balance sheets. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X and do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company’s consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025 (the Form 10-K). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.

The condensed consolidated results of operations and comprehensive income (loss) for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2025, nor for any other future annual or interim period. The tulip sales business tends to be seasonal, with the first and second calendar quarters being the strongest sales season. Accounts receivable and inventory balances are at their lowest levels in June and July following the strong sales season. Inventory balances peak in the first calendar quarter ahead of the primary selling season.

On August 3, 2023, the Company completed the sale of certain assets and certain liabilities relating to the Company’s legacy business of providing in-store advertising solutions (the “In-Store Marketing Business”). The operations of the In-Store Marketing Business are presented as discontinued operations.

Significant Accounting Policies. We use the same accounting policies in preparing quarterly and annual financial statements. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.

Fair Value. The carrying amounts of certain financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other financial working capital items approximate their fair values at March 31, 2025 and December 31, 2024 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled. The carrying amount of debt approximates fair value due to the debt’s variable market interest rate.

Recently Issued Accounting Pronouncements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to expand their income tax disclosures with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes and requires greater detail about significant reconciling items in the reconciliation. Additionally, the amendment requires disaggregated information pertaining to taxes paid, net of refunds received, for federal, state, and foreign income taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company will adopt ASU 2023-09 for fiscal year ending June 30, 2025 on the Form 10-K and is currently assessing the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The amendments in this update require disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the statement of operations; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026 and should be applied retrospectively. The Company is evaluating the impacts of the amendments on its condensed consolidated financial statements and the accompanying notes to the financial statements.

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

2. Revenue and related accounts

Accounts Receivable, net. Accounts receivable are presented in the condensed consolidated balance sheets at their outstanding balances net of the allowance for credit losses. These receivables are generally trade receivables due in one year or less or expected to be billed and collected within one year. The Company estimates credit losses on accounts receivable in accordance with ASC 326 Financial Instruments - Credit Losses. The Company measures the allowance for credit losses on trade receivables on a collective (pool) basis when similar risk characteristics exist. The estimate for allowance for credit losses is based on a historical loss rate for each pool. Management considers qualitative factors such as changes in economic factors, regulatory matters, and industry trends to determine if an allowance should be further adjusted. The provision for credit losses is included in selling, general, and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

Balance as of December 31, 2024	$137,000
Provision for credit loss	16,000
Write-offs	(39,000)
Other adjustments	(25,000)
Balance as of March 31, 2025	$89,000

Prepaid Expenses. The Company records a prepaid expense when it has paid for a good or service that it has not yet incurred. As of March 31, 2025 and December 31, 2024, the Company had paid $1,412,000 and $1,012,000, respectively, for bulbs to be received in calendar year 2025.

Revenue. The following table presents revenue disaggregated by customer, as determined by the operational nature of their industry:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Supermarket	$10,701,000	$7,472,000
Wholesaler	1,663,000	388,000
Other	79,000	173,000
	$12,443,000	$8,033,000

During the three months ended March 31, 2025 and 2024, the Company had four and three customers that accounted for 10% or more of the total revenues, respectively. During the three months ended March 31, 2025, these four customers accounted for approximately 17%, 17%, 13%, and 11% of revenues, respectively. During the three months ended March 31, 2024, these three customers accounted for approximately 47%, 13%, and 11% of revenues, respectively. As of March 31, 2025, three of these customers also accounted for approximately 18%, 17%, and 15% of accounts receivable, net, while one different customer accounted for approximately 12% of accounts receivable, net, as of March 31, 2025. As of December 31, 2024, three customers accounted for approximately 22%, 18%, and 13% of accounts receivable, net. The loss of a major customer could adversely affect the Company’s operating results and financial condition.

Cost of Sales. Cost of sales consists primarily of costs to procure, sort, pick, cool, and transport bulbs. Additionally, cost of sales includes labor and facility costs related to production operations. Inventories are stated at the lower of cost, as determined on the first-in, first-out method, or net realizable value.

3. Bloomia Acquisition

On February 22, 2024, the Company completed the acquisition of a majority interest in Fresh Tulips USA LLC and Bloomia and its subsidiaries (the “Acquisition”). The Acquisition was completed by the Company through its wholly owned subsidiaries, Tulp 24.1 and Tulipa Acquisitie Holding B.V. (“Tulipa”), pursuant to an Agreement for the Sale and Purchase of Shares by and among Tulp 24.1, Tulipa, Botman Bloembollen B.V., W.F. Jansen (“Jansen”), and H.J. Strengers, and Lendway, as the Guarantor. Jansen will continue to serve as chief executive officer of Bloomia following the Acquisition. As a result of the Acquisition, Tulp 24.1 became the holder of 100% of the ownership interests of Bloomia.

The Acquisition has been accounted for in accordance with ASC Topic 805, “Business Combinations,” using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to the net identifiable tangible and intangible assets of Bloomia acquired, based on their fair values at the date of the acquisition.

The Acquisition was funded through a combination of debt and cash on hand. The total consideration transferred for the Acquisition was $53,360,000. Consideration comprised of $34,919,000 of cash paid, $15,451,000 of seller bridge loans in lieu of cash, and $2,990,000 of equity issued of Tulp 24.1, which is reflected as noncontrolling interest within these condensed consolidated financial statements. Following the noncontrolling equity issued, the Company owns 81.4% of Tulp 24.1 and the CEO of Bloomia owns the remaining 18.6%. Refer to Note 8 for further discussion on the debt used to finance the Acquisition.

The allocation of the purchase price to assets acquired and liabilities assumed is as follows:

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

Unaudited pro forma information for the three months ended March 31, 2024, excluding the impact of debt and intangible asset amortization, is as follows:

Three Months Ended
March 31, 2024
Revenue, net	$14,173,000
Net income attributable to Lendway	2,377,000

The Company incurred approximately $24,000 and $1,542,000 of acquisition-related costs during the three months ended March 31, 2025 and 2024, respectively.

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

The carrying amounts of major classes of liabilities that were reclassified as related to discontinued operations on the condensed consolidated balance sheets were as follows:

	March 31, 2025	December 31, 2024
Current Liabilities:
Accrued sales tax	$17,000	$24,000
Other accrued liabilities	6,000	9,000
Current liabilities related to discontinued operations	$23,000	$33,000

For the three months ended March 31, 2025 and 2024, the Company recognized approximately $10,000 and $72,000, respectively, of benefit in sales, general and administrative expense of discontinued operations from the reduction in the accrual for sales tax due to the expiration of the statute of limitations.

5. Inventories.

Inventories consisted of the following at:

	March 31, 2025	December 31, 2024
Finished goods	$974,000	$165,000
Work-in-process	4,285,000	2,235,000
Raw materials and packaging supplies	6,663,000	10,970,000
Inventories	$11,922,000	$13,370,000

6. Property and Equipment.

Property and equipment, net consisted of the following at:

	March 31, 2025	December 31, 2024
Machinery and equipment	$11,730,000	$11,129,000
Leasehold improvements	351,000	344,000
Bushes	489,000	489,000
Vehicles	401,000	396,000
Furniture and fixtures	206,000	204,000
Construction in progress	240,000	240,000
Property and equipment, gross	13,417,000	12,802,000
Less: accumulated depreciation	(1,958,000)	(1,486,000)
Property and equipment, net	$11,459,000	$11,316,000

Depreciation expense was $447,000 and $142,000 for the three months ended March 31, 2025 and 2024, respectively. Depreciation of $427,000 and $20,000 was recorded within cost of sales and sales, general and administrative expenses, respectively, for the three months ended March 31, 2025. Depreciation of $122,000 and $20,000 was recorded within cost of sales and sales, general and administrative expenses, respectively, for the three months ended March 31, 2024.

7. Goodwill and Other Intangible Assets.

The following table summarizes the changes in goodwill:

Balance as of December 31, 2024	$10,705,000
Measurement period adjustment	145,000
Other - Foreign currency translation	10,000
Balance as of March 31, 2025	$10,860,000

During the three months ended March 31, 2025, the Company recorded a measurement period adjustment which increased goodwill by $145,000.

Other intangible assets and related amortization are as follows at March 31, 2025:

	Carrying	Useful Life	Accumulated	Net Carrying
	Amount	(Years)	Amortization	Amount
Tradename	$8,570,000	Indefinite	$—	$8,570,000
Customer relationships	18,300,000	12	1,683,000	16,617,000
	$26,870,000		$1,683,000	$25,187,000

For the three months ended March 31, 2025 and 2024, amortization of intangible assets expensed to operations was $381,000 and $158,000, respectively. The weighted average remaining amortization period for intangible assets as of March 31, 2025 is approximately 10.9 years.

Remaining estimated annual amortization expense is as follows for the years ended June 30:

Remainder of 2025	$381,000
2026	1,525,000
2027	1,525,000
2028	1,525,000
2029	1,525,000
Thereafter	10,136,000
Total	$16,617,000

8. Long-term debt, net.

The components of debt consisted of the following at:

	March 31, 2025	December 31, 2024
Credit Agreement - term loan	$16,650,000	$16,650,000
Notes payable	12,750,000	12,750,000
Credit Agreement - revolving credit facility	6,000,000	7,961,000
Paid in-kind interest (PIK)	1,735,000	1,331,000
Machinery financing loans	228,000	141,000
	$37,363,000	$38,833,000
Less: unamortized debt issuance costs	(292,000)	(312,000)
Total debt	$37,071,000	$38,521,000
PIK included in accrued expenses and other current liabilities	(93,000)	(93,000)
Less current maturities	(2,313,000)	(1,820,000)
Long-term debt, net of current maturities	$34,665,000	$36,608,000

To finance the Acquisition, the Company entered into a revolving credit and term loan agreement (the “Credit Agreement”), with Tulp 24.1 as the borrower (the “Borrower”) for a $18,000,000 term loan and a $6,000,000 revolving credit facility. On October 16, 2024, the Company amended the credit agreement (Amended Credit Agreement) to, among other things, temporarily increase the borrowing capacity under the revolving credit facility to $8,000,000 until March 31, 2025. The revolving credit facility may be used by the Company for general business purposes and working capital, subject to availability under a borrowing base consisting of 80% of eligible accounts receivable and generally 50% of eligible inventory. The Credit Agreement requires Bloomia , among other things. to maintain a maximum senior cash flow leverage ratio of 3.75 to 1.0 as of March 31, 2025.  Due to the shift in the Easter holiday from March 2024 to April 2025, the holiday sales were excluded from the ratio calculation as of March 31, 2025, and the Company was in breach. The lender waived the breach as of March 31, 2025, with no financial impact.

As part of the financing of the Acquisition, the Company entered into notes payable with the sellers. Notes payable for $12,750,000 have a term of five years with a scheduled maturity date of March 24, 2029. The notes payable are subject to additional principal payments based on excess cash flow. The notes payable initially bear interest at 8% per annum for the first year that increases annually by 2 percentage points. Interest on loans made under the notes payable is payable “in kind” (“PIK”). Interest that is payable “in-kind” is added to the aggregate principal amount on the applicable interest payment date. Additionally, the Company entered into short-term notes payable with the sellers. The short-term notes payable of $2,700,000 were paid in full as of June 30, 2024.

As of March 31, 2025 and December 31, 2024, there were $385,000 of debt issuance costs related to the term loan, net of amortization of $93,000 and $73,000, respectively, which have been presented as a direct deduction from long-term debt in the accompanying condensed consolidated balance sheet. As of March 31, 2025 and December 31, 2024, there were $128,000 of deferred financing costs related to the revolving credit facility, net of amortization of $28,000 and $22,000, respectively, which have been presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

The Company incurred $446,000 and $212,000 of interest expense on the term loans and revolving facility in the three months ended March 31, 2025 and 2024, respectively. In addition, the Company incurred non-cash paid-in-kind interest of $404,000 and $125,000 on the seller notes facility in the three months ended March 31, 2025 and 2024, respectively. Term loan, revolving credit facility and paid-in-kind interest are included in interest expense, net on the condensed consolidated statements of operations and comprehensive income (loss).

The combined aggregate maturities for the fiscal years following March 31, 2025 are as follows:

Remainder of 2025	$915,000
2026	1,864,000
2027	1,856,000
2028	1,824,000
2029	30,861,000
Thereafter	43,000
$37,363,000

9. Related Party Note Payable

On August 15, 2024, and as amended on September 27, 2024 and January 15, 2025, the Company entered into an unsecured Delayed Draw Term Note (the “Note”) with Air T Inc. (Air T) pursuant to which Air T has agreed to advance from time to time until August 15, 2026, but not on a revolving basis, up to $3.75 million to fund the Company’s operations. The Note remains scheduled to mature, and all principal and accrued but unpaid interest will become due on August 15, 2029, subject to Air T’s right to demand payment on or after February 15, 2026. Air T Inc. beneficially owns greater than 10% of our outstanding Common Stock and is a member of a group of stockholders that collectively owns approximately 40% of our outstanding common stock. Amounts outstanding under the Note bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default, and the interest accrued and deferred until the maturity date. As of March 31, 2025 and December 31, 2024, the Company had $3,350,000 and $3,500,000, respectively, principal outstanding under the Note. Interest expense incurred during the three months ended March 31, 2025 and 2024 was $73,000 and $0, respectively, which is included in noncash paid in-kind interest expense on the condensed consolidated statement of cash flows. The Note is included total current liabilities on the condensed consolidated balance sheet as of March 31, 2025.

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

The weighted average remaining lease term and weighted average discount rate were as follows at:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years)
Finance leases	4.1	4.2
Operating leases	13.6	13.9
Weighted average discount rate applied
Finance leases	5.5%	5.5%
Operating leases	8.2%	8.2%

The components of lease expense from continuing operations are as follows within our condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Operating lease expense:
Operating lease cost	$1,056,000	$449,000
Short-term variable lease cost	91,000	86,000
Finance lease expense:
Finance lease cost - amortization	7,000	1,000
Finance lease cost - interest	1,000	—
Total lease expense	$1,155,000	$536,000

Supplemental cash flow information related to leases where the Company is the lessee is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Operating cash flows from operating leases	$940,000	$306,000
Operating cash flows from finance leases	1,000	—
Financing cash flows from finance leases	6,000	1,000
Leased assets obtained in exchange for operating lease liabilities	—	34,289,000
Leased assets obtained in exchange for finance lease liabilities	—	22,000

As of March 31, 2025, the maturities of the operating and finance lease liabilities for the fiscal years following March 31, 2025 are as follows:

	Operating Leases	Finance Leases
Remainder of 2025	$941,000	$7,000
2026	3,798,000	17,000
2027	3,872,000	14,000
2028	3,877,000	14,000
2029	3,799,000	14,000
Thereafter	39,995,000	2,000
Total lease payments	56,282,000	68,000
Less discount to present value	(23,033,000)	(7,000)
Lease liability balance	$33,249,000	$61,000

11. Income Taxes.

For the three months ended March 31, 2025, the Company recorded income tax expense of 20.2% on income from continuing operations. For the three months ended March 31, 2024, the Company recorded an income tax benefit of 18.9% on loss from continuing operations. For the three months ended March 31, 2025, the rate differs from the federal statutory rate of 21% due to state taxes of 7.3%, adjustments from prior year of (3.9)%, and other permanent items of (4.2)%. For the three months ended March 31, 2024, the rate differs from the federal statutory rate of 21% due to state taxes of 4.7%, valuation allowance change of 17.6%, and nondeductible transaction costs and other permanent items of (24.4)%.

For the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $156,000 and an income tax benefit of $347,000 on the income (loss) from continuing operations before income taxes, respectively.

During the three months ended March 31, 2024, the Company established deferred tax liabilities related to the Acquisition in the majority ownership of Bloomia. The Company anticipates that the deferred tax liabilities will result in future taxable income that will allow for the realization of the federal deferred tax assets.

As of March 31, 2025, and December 31, 2024, the Company has recorded a liability of $35,000 for uncertain tax position taken on tax returns in previous years. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $35,000. As of March 31, 2025, the Company has recorded an income tax receivable of $105,000 included in prepaids and other current assets on the condensed consolidated balance sheet.

12. Net Income (Loss) per Share.

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the year.

In determining diluted net income (loss) per share, the Company considers whether the result of the incremental shares would be antidilutive. During the three months ended March 31, 2025, the Company did not have potentially dilutive securities. During the three months ended March 31, 2024, the Company was in a net loss position and the result of the potentially dilutive securities was determined to be antidilutive and therefore, no incremental shares are included in the per share calculation.

At March 31, 2025, no options were outstanding. At March 31, 2024, options to purchase 1,463 shares of common stock with a weighted average exercise price of $15.54 were outstanding and determined to be antidilutive.

Weighted average common shares outstanding for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	2025	2024
Denominator for basic net income (loss) per share - weighted average shares	1,770,000	1,743,000
Effect of dilutive securities:
Stock options and restricted stock units	—	—
Denominator for diluted net income (loss) per share - weighted average shares	1,770,000	1,743,000

13. Commitments and Contingencies.

Litigation. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of March 31, 2025, the Company was not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere, including Part II, Item 1A, in this Quarterly Report on Form 10-Q and the “Risk Factors” described in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our Current Reports on Form 8-K and our other SEC filings.

Fiscal Year End Change

As previously reported, the Company’s Board of Directors has approved a change in the Company’s fiscal year end from December 31 to June 30 of each calendar year. As a result of the change, the Company intends to file a transition report on Form 10-K for the six-month transition period starting January 1, 2025 and ending June 30, 2025, which is the period between the closing of the Company’s most recent fiscal year on December 31, 2024 and the opening date of the Company’s newly selected fiscal year on July 1, 2025. During the transition period, the Company has elected to file a quarterly report on Form 10-Q for the quarter ending March 31, 2025, and then expects to file quarterly reports based on the new fiscal year beginning with the first fiscal quarter ending September 30, 2025.

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

On February 22, 2024 (the “Acquisition Date”), the Company acquired majority ownership in Bloomia B.V. and its subsidiaries (“Bloomia”). Bloomia produces and sells fresh-cut tulips.

Bloomia was founded in the Netherlands and has grown to become a leader in the fresh cut tulip industry in the U.S. Bloomia nurtured over 75 million tulip stems in 2024. Bloomia operates from three strategically positioned locations in the United States, the Netherlands, and South Africa, and also has a 30% interest in a greenhouse business in Chile.

Bloomia operates greenhouses to hydroponically grow tulips at its United States and South Africa locations. The Company has invested in automation in its U.S. greenhouse in recent years that has increased production efficiency. Bloomia has historically sourced tulip bulbs from producers in the Netherlands, Chile, and New Zealand, which provides for year-round supply. Bulbs from the Southern Hemisphere are generally used from the end of August to early December, with the Northern Hemisphere bulbs used the remainder of the year.

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

In South Africa, Bloomia’s wholly owned subsidiary operates a greenhouse that has produced an average of approximately 3.5 million tulip stems per year over the last five years. The facility is capable of growing tulips hydroponically year-round and sells the majority of tulip stems to one retailer.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and comprehensive income (loss) as a percentage of total revenue, net.

	Three Months Ended
	March 31,
	2025	2024
Revenue, net	$12,443,000	$8,033,000
Cost of goods sold	8,554,000	6,289,000
Gross profit	3,889,000	1,744,000
Gross profit as a percent of revenue	31.3%	21.7%
Sales, general and administrative expenses	2,457,000	3,388,000
Operating income (loss)	1,432,000	(1,644,000)
Operating income (loss) as a percent of revenue	11.5%	(20.5)%
Foreign exchange difference, net	(335,000)	(45,000)
Interest expense, net	970,000	225,000
Other expense, net	24,000	9,000
Income (loss) from continuing operations before income taxes	773,000	(1,833,000)
Income tax expense (benefit)	156,000	(347,000)
Net income (loss) from continuing operations	617,000	(1,486,000)
Income from discontinued operations, net of tax	10,000	72,000
Net income (loss) including noncontrolling interest	627,000	(1,414,000)
Less: Net income (loss) attributable to noncontrolling interest	178,000	(251,000)
Net income (loss) attributable to Lendway, Inc.	$449,000	$(1,163,000)

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenue, Net. Revenue, net for the three months ended March 31, 2025 and 2024 was $12,443,000 and $8,033,000, respectively. The increase is due to a full quarter of revenue in fiscal year 2025 compared to revenue from the Acquisition Date through March 31, 2024. Due to the Easter holiday falling in the second calendar quarter of 2025, compared to the first calendar quarter of 2024, management expects revenue in the quarter ending June 30, 2025 to be higher when compared to the same period in 2024.

Gross Profit. Gross profit for the three months ended March 31, 2025, was $3,889,000 or 31.3% as a percentage of revenue compared to gross profit of $1,744,000 or 21.7% for the three months ended March 31, 2024. The increase is due to the Acquisition. In the three months ended March 31, 2024, inventory was written up to fair value on the Acquisition, and $1,360,000 of amortization costs were included in the period. Gross margin percentage is typically higher in the first and second calendar quarters since sales are typically higher and allow better leverage of fixed costs in costs of sales.

Sales, general and administrative. Sales, general and administrative expenses for the three months ended March 31, 2025 were $2,457,000 compared to $3,388,000 for the three months ended March 31, 2024. The decrease was primarily due to $1,542,000 of acquisition related costs in the prior year, partially offset by a full quarter of expense in fiscal year 2025 compared to fiscal year 2024.

Interest Expense, net. Interest expense for the three months ended March 31, 2025 and 2024, was $970,000 and $225,000, respectively. In connection with the Acquisition, the Company began incurring interest expenses starting February 21, 2024 resulting in higher interest expense in 2025. The Company did not have debt prior to the Acquisition. The Company has not hedged the risk of its interest expense. If the Term SOFR reference rate increases, the Company’s interest expense on its term loan and revolving credit facility will increase.

Income Taxes. For the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of 20.2% and an income tax benefit of 18.9%, respectively, on income (loss) from continuing operations.

During the quarter ended March, 31 2024, the Company established deferred tax liabilities related to the acquisition in the majority ownership of Bloomia. The Company anticipates that the deferred tax liabilities will result in future taxable income that will allow for the realization of the federal deferred tax assets.

See Note 11 in the condensed consolidated financial statements.

Income from Discontinued Operations, Net of Tax. For the three months ended March 31, 2025 and 2024, income from discontinued operations of $10,000 and $72,000, respectively, is a result of the reduction in the accrual for sales tax due to the expiration of the statute of limitations.

Net income (loss) attributable to noncontrolling interest. The 18.6% noncontrolling interest in Tulp 24.1’s income was $178,000 for the three months ended March 31, 2025 compared to a loss of $251,000 for the three months ended March 31, 2024. The improvement is primarily due to the increase in gross margin and decrease in general and administrative expenses, partially offset by the increase in interest expense.

Non-GAAP Financial Measures

This report includes EBITDA which is a “non-GAAP financial measure.” EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense.

This non-GAAP financial measure, which is not calculated or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has been provided as information supplemental and in addition to the financial measures presented in accordance with GAAP. This non-GAAP financial measure is not a substitute for, or as an alternative to, and should be considered in conjunction with, the respective GAAP financial measures. The non-GAAP financial measure presented may differ from similarly named measures used by other companies. We believe this non-GAAP financial measure will be useful to permit investors to evaluate the business consistent with how management evaluates the business. Our EBITDA excludes amounts of income from discontinued operations that we do not consider part of our core operating results when assessing our performance. Management has used EBITDA (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers; (b) to measure operational profitability consistently; (c) in presentations to the members of our Board of Directors; and (d) to evaluate compliance with covenants and restricted activities under the terms of our Credit Agreement.

Included below is a reconciliation of EBITDA to net income (loss) from continuing operations, the most directly comparable GAAP measure.

	Three Months Ended
	March 31,
	2025	2024
Net income (loss) from continuing operations	$617,000	$(1,486,000)
Interest expense, net	970,000	225,000
Income tax expense (benefit)	156,000	(347,000)
Depreciation and amortization	835,000	300,000
EBITDA	$2,578,000	$(1,308,000)

The Company incurred approximately $24,000 and $1,542,000 of acquisition-related costs during the three months ended March 31, 2025 and 2024, respectively which are included in EBITDA but are not expected to recur.

Liquidity and Capital Resources

The Company has financed its operations with proceeds from sales of its tulips, credit draws, and, to a lesser extent, the sale of its legacy business. The Company’s liquidity varied during the period. The majority of cash is collected in the first half of the calendar year, and the majority of payments, primarily to purchase tulip bulbs, occur in the second half of the calendar year. At March 31, 2025, the Company’s working capital (defined as current assets less current liabilities) was $6,274,000 compared to $11,026,000 at December 31, 2024. The decrease is due to sales providing cash to partially pay down debt. In the quarter, the Company repaid approximately $2,000,000 towards its revolving credit line and $150,000, net of the related party note.

Operating Activities of Continuing Operations. Net cash provided by operating activities during the three months ended March 31, 2025 was $1,737,000 compared to cash provided of $1,384,000 in the three months ended March 31, 2024. The increase is due to a full quarter of Bloomia operations included in the current period. Cash from operations is greatest in the first half of the calendar year due to the seasonality of the Bloomia business.

Investing Activities of Continuing Operations. Net cash used in investing activities during the three months ended March 31, 2025 and 2024 were $68,000 and $34,372,000, respectively. The decrease is primarily due to the purchase price and other expenses resulting from the Acquisition.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2025 was $2,132,000. Cash was used to repay approximately $2,000,000 of the revolving credit line and $150,000, net of the related party note. Net cash provided by financing activities during the three months ended March 31, 2024 was $21,835,000. The Company received proceeds from issuance of the Credit Agreement used to fund the acquisition of a majority interest in Bloomia.

On February 22, 2024, the Company acquired majority ownership in Bloomia for a total purchase price of $53,360,000. Consideration comprised of $34,919,000 of cash paid, $15,451,000 of seller bridge loans in lieu of cash, and $2,990,000 of equity issued of Tulp 24.1, which is reflected as noncontrolling interest within these condensed consolidated financial statements. The Acquisition was funded through a combination of debt and cash on hand.

To finance the Acquisition, the Company entered into the Credit Agreement, together with Tulp 24.1 as the borrower. Under the terms of the Credit Agreement, Tulp 24.1 had an $18,000,000 term loan funded. The Credit Agreement also contains a $6,000,000 million revolving credit facility, which may be used by Tulp 24.1 for general business purposes and working capital. On October 16, 2024, the Company amended the credit agreement (Amended Credit Agreement) to, among other things, temporarily increase the borrowing capacity under the revolving credit facility to $8,000,000 until March 31, 2025. The Company reduced the outstanding balance to $6,000,000 as of March 31, 2025 to align with the credit agreement.

Borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to Term SOFR for an interest period of one month plus 3.0%. In addition to paying interest on the outstanding principal under the Credit Agreement, Tulp 24.1 is required to pay a commitment fee of 0.50% on the unutilized commitments under the revolving credit facility.

The term loan is repaid in quarterly installments of $450,000, which began in June 2024. The remaining outstanding balance will be repaid in full after five years. The scheduled maturity of the revolving facility is February 20, 2029. The March 2025 installment was paid on April 1, 2025 and is included in the current portion of long-term debt on the condensed consolidated balance sheet.

The obligations under the Amended Credit Agreement are secured by substantially all of the personal property assets of Tulp 24.1 and its subsidiaries. The Company provided an unsecured guaranty of the obligations of Tulp 24.1 under the Amended Credit Agreement.

The Amended Credit Agreement requires Tulp 24.1 and its subsidiaries to maintain (a) a minimum fixed charge coverage ratio of not less than 1.25 to 1.00 and (b) a maximum senior cash flow leverage ratio of 3.75 to 1.0 until March 31, 2025, and stepping down to 2.00 to 1.00 on December 31, 2027, until the maturity date of the Amended Credit Agreement. Due to the shift in the Easter holiday from March 2024 to April 2025, the holiday sales were excluded from the ratio calculation as of March 31, 2025, and the Company was in breach. The lender waived the breach as of March 31, 2025, with no financial impact. The Amended Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the ability of Tulp 24.1 and its subsidiaries to incur additional indebtedness, dispose of significant assets and make distributions or pay dividends to the Company. The Company expects to be in compliance with these financial covenants for at least the next twelve months.

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

As part of the financing of the Acquisition, Tulp 24.1 entered into notes payable with the sellers. Notes payable for $12,750,000 have a term of five years, subject to requiring principal payments based on “excess cash flow” as defined. Interest is at 8% per annum in the first year and increases annually by 2 percentage points. Notes payable for $2,700,000 were paid in full as of June 30, 2024.

On August 15, 2024, and as amended on September 27, 2024 and January 15, 2025, the Company entered into an unsecured Delayed Draw Term Note (the “Note”) with Air T Inc. (Air T) pursuant to which Air T has agreed to advance from time to time until August 15, 2026, but not on a revolving basis, up to $3.75 million to fund the Company’s operations. The Note remains scheduled to mature, and all principal and accrued but unpaid interest will become due on August 15, 2029, subject to Air T’s right to demand payment on or after February 15, 2026. Amounts outstanding under the Note bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default, and is accrued and deferred until maturity.

Air T beneficially owns greater than 10% of our outstanding Common Stock and is a member of a group of stockholders that collectively owns approximately 40% of our outstanding common stock. Additionally, our current director and Co-Chief Executive Officer, Mark R. Jundt, serves as General Counsel and Corporate Secretary of Air T, current director and Co-Chief Executive Officer, Daniel C. Philp, serves as Senior Vice President of Corporate development at Air T, and current director Nicholas J. Swenson serves as President and Chief Executive Officer of Air T and is himself a member of the stockholder group. The entry into the Note was approved in advance by the Audit Committee of our Board of Directors in accordance with our Related Person Transaction Approval Policy and by a vote of solely independent directors who have no relationship with Air T.

The Company expects that cash from operations combined with funds available under the Amended Credit Facility and the Note will provide sufficient credit availability to support its ongoing operations, fund its debt service requirements, capital expenditures and working capital for at least the next 12 months.

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

Critical Accounting Estimates

A discussion of our critical accounting estimates is contained in our annual report on Form 10-K for the year ended December 31, 2024. There have been no changes to our critical accounting estimates from those disclosed on our Form 10-K for the year ended December 31, 2024.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this report that are not statements of historical or current facts are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “likely,” “may,” “plan,” “project,” “will” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance, cash generated by operations and borrowings available under our Credit Agreement, will provide adequate liquidity and capital resources for at least the next twelve months, (ii) regarding the potential for growth and other opportunities for our business, and (iii) the nature and timing of the Company’s intended financial reporting during its transition to a fiscal year ending June 30. Readers are cautioned not to place undue reliance on these forward- looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officers and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) that such information is accumulated and communicated to the Company’s management, including its principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A description of our legal proceedings, if any, is contained in Note 13 of the Notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Share Repurchases

On August 28, 2023, we announced that our Board of Directors had approved a stock repurchase authorization providing for the repurchase of up to 400,000 shares of the Company’s common stock. We may purchase shares of our common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Open market repurchases may be effected pursuant to Rule 10b5-1 trading plans. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock or to acquire shares on any particular timetable and may be suspended or discontinued at any time at the Company’s discretion. There was no repurchase activity for the three months ended March 31, 2025. As of March 31, 2025, 315,792 shares remained available for repurchase under the existing authorization.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference To

2.1*	Asset Purchase Agreement dated May 24, 2023	Exhibit 2.1 to Form 8-K filed May 25, 2023

2.2*

Agreement for the Sale and Purchase of Shares, dated February 21, 2024, by and among Tulp 24.1, LLC, Tulipa Acquisitie Holding B.V., Botman Bloembollen B.V., W.F. Jansen, H.J. Strengers and the Company

Exhibit 2.1 to Form 8-K filed February 26, 2024

3.1	Certificate of Incorporation	Exhibit 3.1 to Form 8-K filed August 9, 2023

3.2	Bylaws	Exhibit 3.2 to Form 8-K filed August 9, 2023

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed Electronically

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

101

The following materials from Lendway, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in inline XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to Condensed Consolidated Financial Statements; and (vi) the information set forth in Part II, Item 5.

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

LENDWAY, INC.
(Registrant)

Dated: May 13, 2025	/s/ Elizabeth E. McShane
Elizabeth E. McShane
Chief Financial Officer
(on behalf of registrant and as principal financial and accounting officer)