Form 10-KT
period 2025-06-30
LENDWAY, INC.
filed 2025-08-28
CIK 875355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended ______________

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from January 1, 2025 to June 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2024) was approximately $3,828,000 based upon the price of the registrant’s Common Stock on such date.

Number of shares outstanding of Common Stock, $0.01 par value, as of August 25, 2025 was 1,769,599.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held in 2025 are incorporated by reference into Part III of this Transition Report on Form 10-KT.

EXPLANATORY NOTE

As previously disclosed, the Company’s Board of Directors approved a change in the Company’s year end from December 31 to June 30 of each calendar year. As a result of the change, the Company is filing this Transition Report on Form 10-KT for the six-month period starting January 1, 2025 and ending June 30, 2025, which is the period between the closing of the Company’s most recent fiscal year on December 31, 2024 and the opening date of the Company’s newly selected fiscal year on July 1, 2025. During the transition period, the Company elected to a file a quarterly report on Form 10-Q for the quarter ended March 31, 2025, and expects to file quarterly reports based on the new fiscal year beginning with the first fiscal quarter ending September 30, 2025.

PART I.

Item 1. Business

Change in Year-End

The Company historically reported on a calendar year basis ending on December 31. The Company’s Board of Directors approved a change in the Company’s year-end from December 31 to June 30 of each calendar year, effective June 30, 2025. The change aligns the fiscal years of the Company with the Bloomia business and reflects the seasonality of the Bloomia business. The Company is filing this Transition Report on Form 10-KT for the six-month transition period from January 1, 2025 to June 30, 2025. In this Transition Report on Form 10-KT, the calendar years ended December 31, 2024 and 2023 are referred to as “Calendar Year 2024” and “Calendar Year 2023,” respectively, and reflect financial results for the twelve-month period from January 1 to December 31.

General

This Transition Report on Form 10-KT is being filed by the registrant, Lendway, Inc. (“Lendway,” “we,” “us,” “our” and the “Company”), a Delaware corporation. Our company was initially organized as a Minnesota corporation in 1990. Effective August 4, 2023, we changed our name from “Insignia Systems, Inc.” and reincorporated under the laws of Delaware. Our common stock trades under the symbol “LDWY” on The Nasdaq Stock Market LLC.

The Company has evolved into a specialty agricultural (“ag”) company focused on making and managing its ag investments in the United States (“U.S.”) and internationally. The Company is the majority owner of Fresh Tulips USA LLC, Bloomia B.V., and its affiliated entities, collectively referred to as “Bloomia.” Bloomia is a significant producer of fresh cut tulips (“stems”) in the U.S.

On February 22, 2024, the Company acquired Bloomia B.V., the parent of Fresh Tulips USA LLC, for a purchase price of $47.5 million, financed with Company cash, a new credit facility, promissory notes payable to the sellers and issuing an equity interest in the new company (the “Acquisition”). The Acquisition was completed through Tulp 24.1, LLC, a Delaware limited liability company and Tulipa Acquisitie Holding B.V., Tulp 24.1, LLC, Tulipa Acquisitie Holding B.V., Fresh Tulips USA LLC and Bloomia B.V. and its affiliated entities. Bloomia is one of the largest producers of fresh cut tulips in the United States, nurturing over 90 million stems annually. Bloomia purchases tulip bulbs, hydroponically grows tulips from the bulbs, and sells the stems to retail stores. The Company’s primary focus in the near-term will be on the Bloomia business. The purchase of Bloomia was financed, partially with funds from the sale of the Company’s legacy business of providing in-store advertising solutions (the “In-Store Marketing Business”) for a price of $3,500,000.

The operations of the In-Store Marketing Business are presented as discontinued operations beginning with the Quarterly Report on Form 10-Q for the three months ended September 30, 2023, the quarter in which the sale of the In-Store Marketing Business met the criteria as discontinued operations. All previous periods presented have been restated to present the In-Store Marketing Business as discontinued operations. See Note 5 to the Consolidated Financial Statements appearing in Part II, Item 8, of this Transition Report on Form 10-KT for a further description of the impact of the sale of the In-Store Marketing Business on the consolidated financial statements.

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

Our internet address is www.lendway.com. We make all reports we file with the Securities and Exchange Commission (“SEC”), including this Transition Report on Form 10-KT, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and amendments to those reports, if any, available free of charge on its website, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to the SEC. Our website is not incorporated by reference into this Transition Report on Form 10-KT. Copies of reports can also be obtained free of charge by requesting them from Lendway, Inc. Our mailing address is 5000 West 36th Street, Suite 220, Minneapolis, MN 55416; telephone 763-392-6200.

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

The Acquisition was paid with $9,200,000 of the Company’s cash, $22,800,000 of proceeds from a new revolving credit and term loan agreement (the “Credit Agreement”), with Tulp 24.1 as the borrower (the “Borrower”) for a $18,000,000 term loan and a $6,000,000 revolving credit facility, and promissory notes payable to the sellers totaling $15,500,000. The Company provided an unsecured guaranty of the obligations of Tulp 24.1 under the Credit Agreement. On October 16, 2024 the Company amended the Credit Agreement to, among other things, temporarily increase the borrowing capacity under the revolving credit facility to $8,000,000 until March 31, 2025 (as amended, the “Amended Credit Agreement”). The Company subsequently reduced the outstanding balance to $6,000,000 as of March 31, 2025. The Amended Credit Agreement contains ongoing affirmative and negative covenants that Tulp 24.1 is required to comply with.

About Bloomia

Bloomia was founded in the Netherlands and has grown to become a leader in the fresh cut tulip industry in the U.S. Bloomia’s fiscal year is from July 1 to June 30 of each fiscal year. Bloomia nurtured over 90 million stems in the twelve months ended June 30, 2025. Bloomia operates from three strategically positioned locations in the United States, the Netherlands and South Africa, and also has a 30% interest in a greenhouse business in Chile.

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

In the United States, Bloomia has established business relationships with prominent retailers. A small number of mass-market retailers in the U.S. have historically accounted for more than 85% of Bloomia’s total annual sales. Bloomia has expanded sales across the United States while the majority of sales occurring on the East Coast. Bloomia aims to offer premium tulip stems, the result of sourcing larger bulbs, that have a longer shelf life than imported stems. Growing tulip stems domestically allows for higher margins because the freight costs for importing bulbs by sea have been substantially less than the costs associated with importing stems by air.

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

Customers

Bloomia has well established customer relationships. In the U.S., Bloomia sells stems to some of the largest mass-market retailers. During the six months ended June 30, 2025, Bloomia had approximately 30 customers in the U.S. Of those customers, four individually represented greater than 10% of Bloomia’s revenue, accounting for 17%, 16%, 12%, and 11% of its U.S. revenue during the six months ended June 30 2025.

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

Seasonality

In the U.S., the tulip industry has historically been highly seasonal due to peak demand between January to May, supported by the Valentine’s Day, Easter, and Mother’s Day holidays, and also because of the tulip bulbs’ growing season in traditional sourcing areas. Historically, over seventy percent of annual revenue is earned in the six month period between January and June. To facilitate those sales, the Company purchases bulbs between July and November to grown into stems sold in the peak season.  The tulip market is growing outside of the peak season, as demand increases for other events such as birthdays and weddings. As one of only a few tulip producers in the U.S. with sourcing of bulbs from the Southern Hemisphere, we believe Bloomia is well positioned to fill this growing demand.

Competition

Bloomia competes with both local (U.S.) producers and foreign producers who import cut tulips, primarily from the Netherlands. Bloomia has carved out a strong competitive position amongst U.S. growers by developing unique infrastructure through the combination of hydroponics and an integrated supply chain. Growing tulips in a greenhouse using hydroponics enables year-round production and requires less water and nutrients to grow the stems, and results in tulips that are better quality and have a longer shelf life. By sourcing tulip bulbs from both the Netherlands and the Southern Hemisphere, Bloomia is able to offer quality fresh cut tulips year-round, meeting unmet demand. The Company mainly imports tulips bulbs to be grown into tulip stems in the U.S., which gives it a strategic advantage over competitors who import tulip stems which may be subject to higher tariffs.

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

During the twelve months ended June 30, 2025, Bloomia sourced bulbs to grow over 90 million stems. Approximately 80% of bulbs were sourced from the Netherlands and 20% from the Southern Hemisphere. The Netherlands has around 600 tulip bulb growers, who jointly export over 2.5 billion tulip bulbs each year. Over the past five years, Bloomia has sourced from the 10 largest producers, 20 medium-sized producers, as well as from smaller producers; 80% of our supply comes from 20% of our suppliers.

The Netherlands’ large-scale production of tulip bulbs has created an efficient marketplace for Bloomia to source bulbs. The large majority of Bloomia’s contracts for purchase of bulbs from growers in the Netherlands are short term; however, Bloomia has a long history with most of its suppliers. Bulb contracts obligate Bloomia only to buy an agreed upon volume of bulbs; bulb price is established through market pricing. Due to recent poor growing conditions in the Netherlands, the supply of bulbs has decreased, increasing the price per bulb.

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

Bloomia and its customers conduct regular purchase planning meetings, enabling Bloomia to plan for delivery volume and timing. Bloomia is also a member of three trade associations; providing import/export logistics support, marketing support, and support for conducting business with wholesalers.

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

Governmental Regulation

The Company and its subsidiaries are subject to regulation by various governmental agencies. Bloomia has an import permit from the USDA for shipments of tulip bulbs. For import of bulbs from the Netherlands to the U.S., Bloomia participates in a pre-clearance program with the USDA where the climate-controlled tulip bulb shipments are inspected in the Netherlands, and the containers are sealed in the Netherlands. While there is a process for random inspection by the USDA once the shipment arrives on U.S. shores, receiving of the shipment is generally expedited. Chile has a similar process through the USDA. The European Union regulations may impact aspects of the growing of tulip bulbs in the Netherlands. The Company’s imports from the Netherlands have been subject to a 10% tariff since April 2025. The tariff was increased to 15% in fiscal year 2026. This tariff is paid by the Company and is subject to increase, decrease or elimination depending on trade negotiations among governments. The Company endeavors to pass these costs increases on to customers, but it is unlikely that customers will be able to absorb all costs increases.

Employee and Human Capital Resources

As of June 30, 2025, the Company and its subsidiaries had approximately 160 employees, of which approximately 155 were full-time employees. None of the employees are represented by labor unions. As of June 30, 2025, there were no seasonal employees. During the six months ended June 30, 2025 and calendar year 2024, there were 46 and 56 temporary foreign agricultural workers (H2A employees) employed for a portion of the period, respectively.

We regard our relationship with our employees as favorable. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incenting, and integrating our employees. Our human capital function also requests quarterly feedback through surveys and focus groups to continuously improve the workplace and employee relations. As it relates to our employees:

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

Our executive team is responsible for periodically reviewing employee benefits, including healthcare, paid time off and other benefits, as well as our management development and succession planning practices. Management periodically reports to the Board regarding our human capital measures and results that guide how we attract, retain, and develop a workforce to enable our business strategies.

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

During the six months ended June 30, 2025, five customers accounted for approximately 65% of our revenue. Although those customers have a history of purchasing fresh-cut tulips from Bloomia, there are no long-term purchase commitments. If one or more of Bloomia’s traditional customers significantly reduces or ceases purchasing fresh-cut tulips from Bloomia, then Bloomia could experience a significant decrease in revenue. Bloomia has historically had a high retention rate, with the majority of our significant customers having business relationships in excess of five years.

Our profit is highly dependent on the price of Dutch tulip bulbs which are subject to price changes, tariffs and the impact of exchange rates.

Tulip bulbs are our largest raw material purchase and we source approximately 80% of our bulbs from the highly sophisticated Dutch tulip bulb market. Poor weather conditions in recent years have decreased yields which has led to higher bulbs prices. Imports from the Netherlands are currently subject to a 15% tariff which increases the cost to import Dutch bulbs. If the tariff rate increases, then it would further increase the cost to import Dutch bulbs.  In the last six months, the Euro has increased in value against the U.S. Dollar, which also increased the import cost of Dutch bulbs.  The Company endeavors to pass these costs increases on to customers, but it is unlikely that customers will be able to absorb all costs increases. Any increase in costs that we are unable to recoup from sales, will decrease the Company’s profits and could materially affect our results of operations and financial condition.

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

The majority of our debt carries floating interest rates and is subject to interest rate fluctuations. Borrowings under our Amended Credit Agreement bear interest at a rate per annum equal to Term SOFR for an interest period of one month plus 3.0%. Changes in interest rates are caused by a number of factors beyond our control. If the SOFR interest rate increases significantly, our interest expense and cash paid for interest will increase, and our ability to obtain additional financing may decrease, which may materially adversely affect our operations.

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

We have committed to significant bulb purchases.

From July to September, the Company commits to purchase its Dutch tulip bulbs which are grown into stems and sold from January to June. The majority of the payment for these Dutch bulbs is due in September. As of August 25, 2025, the Company had committed to purchasing approximately $15 million of tulip bulbs to be paid for between September and December 2025. We are currently seeking potential sources of financing to support our working capital needs. The Company may not be able to finance the full commitment. Any combination of re-selling bulbs to competitors at lower prices or ultimately purchasing fewer bulbs could lead to a reduction in sales and/or lower profits and a corresponding loss of customer and supplier confidence, market share, and reduced demand in future seasons, any of which would have a material adverse effect on our results of operations and financial condition.

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

As we develop and grow our business, we may be required to finance this process through equity offerings or additional debt financings. To the extent that we raise additional capital through the sale of equity or debt financing, the ownership interest of our stockholders would be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide.  If we are unable to raise additional funds when needed we may not be able to grow our businesses, or complete transactions related to our strategy.

OPERATIONAL RISKS

Restrictions in the Amended Credit Agreement could adversely affect the Bloomia business, financial condition, and results of operations.

The obligations under the Amended Credit Agreement are secured by substantially all of the personal property assets of Tulp 24.1 and its subsidiaries. The Company provided an unsecured guaranty of the obligations of Tulp 24.1 under the Amended Credit Agreement.

The Amended Credit Agreement contains customary affirmative and negative covenants, including covenants that restrict the ability of Tulp 24.1 and its subsidiaries to incur additional indebtedness, dispose of significant assets, make distributions or pay dividends to the Company, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions or grant liens on its assets, subject to certain limitations. These restriction have and may in the future limit the Company’s ability utilize its full revolving credit facility. In the six months ended June 30, 2025, Tulp 24.1 received a waiver of a covenant breach from the lender.

The provisions of the Company’s credit agreement or other debt instruments may restrict its ability to obtain additional financing and pursue attractive business opportunities and its flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the Company’s credit agreement, any future credit facility or other debt instruments could result in a default or an event of default that could enable its lenders or other debt holders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment obligations of Tulp 24.1 or the Company under the Amended Credit Agreement are accelerated, its assets may be insufficient to repay such debt in full. These factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Amended Credit Agreement restricts Tulp 24.1’s ability to make distributions to Lendway.

Under terms of the Amended Credit Agreement, the Bloomia business is permitted to pay a management fee of $60,000  monthly to Lendway, but generally is not permitted to make distributions to its members, including Lendway. This may constrain cash available to Lendway for corporate expenses. The restriction on distributions will also limit our ability to fund additional strategic acquisitions using capital we have contributed to the Bloomia business.

The Company’s success depends on its key personnel.

The Company’s business results depend largely upon the continued contributions of Bloomia’s CEO, Werner Jansen.  If Mr. Jansen no longer serves in (or serves in some lesser capacity than) his current role, or if the Company loses other members of our management team, we may not be able to successfully execute on our business strategy and our business, financial condition and results of operations, as well as the market price of its securities, could be adversely affected.

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

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses. During calendar year 2024, the Company incurred two late filings and needed to file extensions in order to file two quarterly reports timely. If we are unable to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, and our ability to access the capital markets could be limited.

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

Exchange rate fluctuations between the U.S. dollar and the Euro and other non-U.S. currencies have and may continue to negatively affect the earnings of our operations.

We report our financial results and most of our revenues are recorded in U.S. dollars. However, most of our tulip bulb costs as well as a portion of our general and administrative expenses, are incurred in euros. As a result, we are exposed to exchange rate risks that negatively impacted our business in the six months ended June 30, 2025 and may adversely affect our financial results in the future. For example, if the euro appreciates against the U.S. dollar, then the U.S. dollar cost of our operations in the Netherlands would increase and our results of operations would be adversely affected.

From time to time, we may engage in currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the fluctuations in the relative values of the U.S. dollar and the euro and other foreign currencies in which we transact business, and may result in a financial loss. Our ability to hedge is also limited by our Amended Credit Agreement and the Company was unable enter into foreign currency hedges in the six months ended June 30, 2025 and may not be able to hedge in the future.

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

Although Bloomia verifies the employment eligibility status of its employees, some of its employees may, without Bloomia’s knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject Bloomia to fines or penalties, and if any of Bloomia’s workers are found to be unauthorized, Bloomia could experience adverse publicity that negatively impacts its brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of unauthorized employees may disrupt Bloomia’s operations, cause temporary increases in its labor costs as it trains new employees and result in additional adverse publicity. Bloomia could also become subject to fines, penalties and other costs related to claims that it did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. Failure to fully comply with one or more of these requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Tulip bulbs, like any plant, are subject to quality issues and disease, and we could have significant inventory loss or production delays resulting from low-quality tulips. In June of 2023 Bloomia wrote off $900,000 of tulip bulb inventory due to the bulbs not meeting Bloomia’s quality standards. The bulbs were sourced during the off-season which we believe contributed to the quality issues and subsequent write-off. Additionally, in calendar year 2024, a portion of our Southern Hemisphere bulbs suffered from poor temperature treatment, which resulted in less stem production. Although we coordinate with recurring customers to plan production based on anticipated demand and projections, we may have to write down inventory or recognize a material impairment if our production significantly exceeds customer demand.

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

Since July 1, 2025, the sale prices of our common stock as reported by The Nasdaq Stock Market ranged from a low of $3.10 to a high of $5.53. We believe factors such as the fluctuations in our quarterly and annual operating results described above, the market’s acceptance of our services and products, the performance of our business relative to market expectations, the results of our acquired Bloomia business, as well as limited daily trading volume of our stock and general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies.

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

We were focused on the startup and growth of our non-bank lending business since before the sale of assets relating to our former In-Store Marketing Business. Following the acquisition of the Bloomia business, we have been focused on managing Bloomia’s operations and growth. We do not believe that the Company, even after completion of the sale of the In-Store Marketing Business was a “shell company” as described under Rule 405 promulgated under the Securities Act and Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is a company that has: no or nominal operations; and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.

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

Item 1C. Cybersecurity

We recognize the importance of safeguarding our business operations, sensitive data, and intellectual property from cyber threats and other technological risks. Our operations involve the use of various information technology systems, including those for production management, customer order management, and financial reporting. As such, we are exposed to a range of cyber risks, including but not limited to data breaches, ransomware attacks, unauthorized access to proprietary data, and disruptions to our operations due to system failures. We are committed to maintaining an appropriate level of cybersecurity to mitigate these risks. Lendway’s cyber environment at June 30, 2025 consisted primarily of outsourced information technology (“IT”) operations. The outsourced providers have a cybersecurity framework which includes multiple products implemented to ensure the security of Lendway’s and Bloomia’s environments. Our third-party service providers alert management, specifically the CFO and CEO of Bloomia, to incidents or other concerns. Management reports significant incidents or concerns to the Audit Committee.

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

The Company has a lease for 1,700 square feet for its corporate headquarters in Minneapolis, Minnesota through September 30, 2025 and month to month thereafter. Fresh Tulips USA, LLC leases a 360,000 square foot greenhouse facility in King George, Virginia through 2028. In the Netherlands, Bloomia leases a 107,000 square foot office and warehouse space through 2027. In South Africa, Bloomia operates a 21,000 square foot greenhouse located in Rawsonville (near Cape Town) through 2028.

Item 3. Legal Proceedings

A description of our legal proceedings, if any, is contained in Note 15 to the consolidated financial statements appearing in Part II, Item 8 of this Transition Report on Form 10-KT, incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol LDWY.

As of August 25, 2025, our common stock was held by approximately 122 holders of record.

Dividends

The Company has not historically paid dividends, other than two one-time special dividends declared in 2011 and 2016. The Board of Directors periodically evaluates our ability to pay dividends in light of our financial condition and business plans.

Share Repurchases

On August 28, 2023, we announced that our Board of Directors had approved a stock repurchase authorization providing for the repurchase of up to 400,000 shares of the Company’s common stock. We may purchase shares of our common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Open market repurchases may be effected pursuant to Rule 10b5-1 trading plans. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock or to acquire shares on any particular timetable, does not have an expiration date and may be suspended or discontinued at any time at the Company’s discretion. There was no repurchase activity for the three months ended June 30, 2025. As of June 30, 2025, 315,792 shares remained available for repurchase under the existing authorization.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included in this Transition Report on Form 10-KT. This Transition Report on Form 10-KT contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere, in this report.

Company Overview

The Company is a specialty agricultural company focused on making and managing its agricultural investments in the United States and internationally.

On February 22, 2024, the Company acquired majority ownership in Bloomia. Bloomia produces and sells fresh cut tulips. Bloomia purchases tulip bulbs, hydroponically grows tulips from the bulbs, and sells the stems to retail stores. Bloomia is a leading producer of fresh cut tulips in the United States, nurturing over 90 million stems annually. Bloomia was founded in the Netherlands and is now strategically headquartered in the United States with additional interests in the Netherlands, South Africa and Chile. Bloomia has relationships with prominent U.S. mass market retailers and has grown its customer base year over year.

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

Former Businesses

In August 2023, the Company completed the sale of its In-Store Marketing Business for gross proceeds of $3,500,000 (See Note 5 in the consolidated financial statements appearing in Part II, Item 8 of this Transition Report on Form 10-KT). The operations of the In-Store Marketing Business are presented as discontinued operations. All prior periods presented have been restated to also present the In-Store Marketing Business as discontinued operations.

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

Change in Fiscal Year-End

The Company’s Board of Directors approved a change in the Company’s year-end from December 31 to June 30 of each calendar year, effective June 30, 2025. The change aligns the fiscal years of the Company with the Bloomia business and reflects the seasonality of the Bloomia business. This resulted in a six-month transition period from January 1, 2025 to June 30, 2025. The calendar years ended December 31, 2024 and 2023 continue to reflect financial results for the twelve-month periods from January 1 to December 31.

Results of Operations

The following tables set forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of total net revenue.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended
	June 30,		Increase (Decrease) from 2024 to 2025
	2025	2024	Amount	Percent
		(unaudited)
Revenue, net	$35,622,000	$24,953,000	$10,669,000	43%
Cost of goods sold	26,342,000	19,303,000	7,039,000	36
Gross profit	9,280,000	5,650,000	3,630,000	64
Gross profit as a percent of revenue	26.1%	22.6%
Sales, general and administrative expenses	5,363,000	7,129,000	(1,766,000)	(25)
Operating income (loss)	3,917,000	(1,479,000)	5,396,000	NA
Operating income (loss) as a percent of revenue	11.0%	(5.9)%
Foreign exchange difference, net	366,000	(36,000)	402,000	NA
Interest expense, net	1,905,000	1,189,000	716,000	60
Other expense, net	23,000	—	23,000	—
Income (loss) from continuing operations before income taxes	1,623,000	(2,632,000)	4,255,000
Income tax benefit	(313,000)	(548,000)	235,000
Net income (loss) from continuing operations	1,936,000	(2,084,000)	4,020,000
Income from discontinued operations, net of tax	33,000	136,000	(103,000)
Net income (loss) including noncontrolling interest	1,969,000	(1,948,000)	3,917,000
Less: Net income (loss) attributable to noncontrolling interest	473,000	(270,000)	743,000
Net income (loss) attributable to Lendway, Inc.	$1,496,000	$(1,678,000)	$3,174,000

Revenue, Net. Revenue, net for the six months ended June 30, 2025 and 2024 was $35,622,000 and $24,953,000, respectively. The increase is primarily due to the timing of the acquisition. Revenues in the six months ended June 30, 2025 reflect a full six months compared to 2024 which includes the period from the acquisition date of February 22, 2024 (“the acquisition date”) through June 30, 2024 (the “acquisition period”). Revenue also increased due to stronger Mother’s Day sales. The first and second calendar quarters are normally the strongest sales quarters for Bloomia with the first calendar quarter benefiting from Valentine’s Day, Easter season, Mother’s Day and the start of the Spring season.

Gross Profit. Gross profit for the six months ended June 30, 2025 and 2024 was $9,280,000, or 26.1% as a percentage of revenue, and $5,650,000, or 22.6% as a percentage of revenue, respectively. Cost of goods sold includes rent for the production facility and depreciation related to production. The increase in gross profit is primarily due to a one-time amortization charge related to inventory written up to fair value upon acquisition of $1,522,000 that decreased gross profit for the six months ended June 30, 2024, partially offset by an increase in bulb costs.

Operating Expenses

Sales, general and administrative. Sales, general and administrative expenses for the six months ended June 30, 2025 and 2024 were $5,363,000 and $7,129,000, respectively. The decrease was primarily due to the acquisition costs of $1,542,000 in the six months ended June 30, 2024 offset by a shorter acquisition period in 2024.

Interest Expense and Income. Interest expense, net, for the six months ended June 30, 2025 and 2024, was $1,905,000 and $1,189,000, respectively. The increase is due to the timing of the acquisition. In connection with the Bloomia acquisition, the Company began incurring interest expenses starting February 21, 2024. The Company has not hedged the risk of its interest expense. If the Term SOFR reference rate increases, the Company’s interest expense on its term loan and revolving credit facility will increase.

Income Taxes. For the six months ended June 30, 2025, the Company recorded an income tax benefit of $313,000, with a corresponding effective tax rate of (19.3)%, on income from continuing operations. For the six months ended June 30, 2024, the Company recorded income tax benefit of $548,000, with a corresponding effective tax rate of 20.8%, on loss from continuing operations. The benefit in the six months ended June 30, 2025 primarily relates to a change in state tax rates.

See Note 14 to the consolidated financial statements appearing in Part II, Item 8 of this Transition Report on Form 10-KT.

Income from Discontinued Operations, Net of Tax. For the six months ended June 30, 2025 and 2024, income from discontinued operations is a result of the reduction in the accrual for sales tax due to the expiration of the statute of limitations. Information on the sale of the In-Store Marketing Business and statement of operations and comprehensive income (loss) details of the discontinued operations are included in Note 5 to the consolidated financial statements appearing in Part II, Item 8 of this Transition Report on Form 10-KT.

Noncontrolling interest. The 18.6% noncontrolling interest in Tulp 24.1’s income (loss) was income of $473,000 and a loss of $270,000 for the six months ended June 30, 2025 and 2024, respectively.

Calendar Year Ended December 31, 2024 Compared to Calendar Year Ended December 31, 2023

	Calendar Years Ended
	December 31,		Increase (decrease) from 2023 to 2024
	2024	2023	Amount	Percent
Revenue, net	$37,773,000	$—	$37,773,000	—%
Cost of goods sold	31,264,000	—	31,264,000	—
Gross profit	6,509,000	—	6,509,000	—
Gross profit as a percent of revenue	17.2%	NA
Sales, general and administrative expenses	13,226,000	3,519,000	9,707,000	276
Operating loss	(6,717,000)	(3,519,000)	(3,198,000)	91
Operating loss as a percent of revenue	(17.8)%	NA
Foreign exchange difference, net	(400,000)	—	(400,000)	—
Interest expense (income), net	2,969,000	(518,000)	3,487,000	NA
Other income, net	(56,000)	—	(56,000)	—
Loss from continuing operations before income taxes	(9,230,000)	(3,001,000)	(6,229,000)
Income tax expense (benefit)	(2,329,000)	20,000	(2,349,000)
Net loss from continuing operations	(6,901,000)	(3,021,000)	(3,880,000)
Income from discontinued operations, net of tax	224,000	5,435,000	(5,211,000)
Net (loss) income including noncontrolling interest	(6,677,000)	2,414,000	(9,091,000)
Less: Net loss attributable to noncontrolling interest	(934,000)	—	(934,000)
Net income (loss) attributable to Lendway, Inc.	$(5,743,000)	$2,414,000	$(8,157,000)

Revenue, Net. Revenue, net for calendar year 2024 was $37,773,000, all of which were generated from Bloomia for the period from its acquisition on February 22, 2024 (“the acquisition date”) through December 31, 2024 (the “acquisition period”). Revenue in calendar year 2023 is included in discontinued operations.

Gross Profit. Gross profit for calendar year 2024 was $6,509,000, or 17.2% as a percentage of revenue. Cost of goods sold includes rent for the facilities production facility and depreciation related to production. The one-time amortization charge related to inventory written up to fair value upon acquisition was $1,522,000 for calendar year 2024.

Gross margin percentage has historically been higher in the first and second quarters since sales are typically higher and allow better leverage of fixed costs in costs of goods sold.

Gross profit for calendar year 2023, was zero as revenue and costs are included in discontinued operations.

Operating Expenses

Sales, general and administrative. Sales, general and administrative expenses for calendar year 2024 were $13,226,000 compared to $3,519,000 for calendar year 2023. The increase was primarily due to the acquisition of Bloomia. Calendar year 2024 includes $1,542,000 of acquisition costs and $1,335,000 of integration related costs.

Interest Expense and Income. Interest expense, net, for calendar year 2024, was $2,969,000 compared to interest income of $518,000 for calendar year 2023. In connection with the Bloomia acquisition, the Company began incurring interest expenses starting February 21, 2024. The Company did not have debt in the prior year. The Company has not hedged the risk of its interest expense. If the Term SOFR reference rate increases, the Company’s interest expense on its term loan and revolving credit facility will increase.

Income Taxes. For calendar year 2024, the Company recorded an income tax benefit of $2,329,000, with a corresponding effective tax rate of 25.2%, on loss from continuing operations. For calendar year 2023, the Company recorded income tax expense of $20,000, with a corresponding effective tax rate of (0.7)%, on loss from continuing operations.

During the first quarter of calendar year 2024, the Company established deferred tax liabilities related to the acquisition in the majority ownership of Bloomia. The Company anticipates that the deferred tax liabilities will result in future taxable income that will allow for the realization of the federal deferred tax assets.

See Note 14 to the consolidated financial statements appearing in Part II, Item 8 of this Transition Report on Form 10-KT.

Income from Discontinued Operations, Net of Tax. For calendar year 2024, income from discontinued operations is a result of the reduction in the accrual for sales tax due to the expiration of the statute of limitations. Income from discontinued operations, net of tax, for calendar year 2023 reflects results from operations from the legacy In-store Marketing Business and the $2,961,000 gain from the sale of that business. Information on the sale of the In-Store Marketing Business and statement of operations and comprehensive income (loss) details of the discontinued operations are included in Note 5 to the consolidated financial statements appearing in Part II, Item 8 of this Transition Report on Form 10-KT.

Noncontrolling interest. The 18.6% noncontrolling interest in Tulp 24.1’s loss for the acquisition period was $934,000 for calendar year 2024.

Non-GAAP Financial Measures

This report includes EBITDA which is a “non-GAAP financial measure.” EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense.

This non-GAAP financial measure, which is not calculated or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has been provided as information supplemental and in addition to the financial measures presented in accordance with GAAP. This non-GAAP financial measure is not a substitute for, or as an alternative to, and should be considered in conjunction with, respective GAAP financial measures. The non-GAAP financial measure presented may differ from similarly named measures used by other companies. We believe this non-GAAP financial measure will be useful to permit investors to evaluate the business consistent with how management evaluates the business. Our EBITDA excludes amounts from net loss from discontinued operations that we do not consider part of our core operating results when assessing our performance. Management has used EBITDA (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our Board of Directors; and (d) to evaluate compliance with covenants and restricted activities under the terms of our Amended Credit Agreement.

Included below is a reconciliation of EBITDA to net income (loss) from continuing operations, the most directly comparable GAAP measure.

	Six Months Ended	Year Ended
	June 30,	December 31,
	2025	2024	2023
Net income (loss) from continuing operations	$1,936,000	$(6,901,000)	$(3,021,000)
Interest expense (income), net	1,905,000	2,969,000	(518,000)
Income tax (benefit) expense	(313,000)	(2,329,000)	20,000
Depreciation and amortization	1,683,000	2,641,000	7,000
EBITDA	$5,211,000	$(3,620,000)	$(3,512,000)

Liquidity and Capital Resources

The Company has financed its operations with proceeds from the sale of its In-Store Marketing Business and sales of its products, in addition to a significant payment resulting from the settlement of litigation. To aid in funding the Bloomia acquisition, Tulp 24.1 entered a Credit Agreement that provided an $18,000,000 term loan and a revolver with borrowings of up to $6,000,000. At June 30, 2025, the Company’s working capital (defined as current assets less current liabilities) was $1,098,000 compared to $11,026,000 and $15,525,000 at December 31, 2024 and 2023. During the six months ended June 30, 2025, cash and cash equivalents decreased $853,000 from $1,759,000 at December 31, 2024 to $906,000 at June 30, 2025.

Operating Activities of Continuing Operations. Net cash provided by operating activities during the six months ended June 30, 2025 was $8,002,000, $8,281,000 of which is related to the decrease of inventory after the busy season. Cash from operations is greatest in the first half of the year due to the seasonality of the Bloomia business. The Company used approximately $887,000 in cash in the period to purchase tulip bulbs.

Investing Activities of Continuing Operations. Net cash used in investing activities during the six months ended June 30, 2025 was $279,000, which primarily related to the purchases of property and equipment.

Financing Activities. Net cash used by financing activities during the six months ended June 30, 2025 was $9,083,000, which primarily related to repayments of the revolving debt, term loan, and related party note.

The Company commits to purchase the majority of its tulip bulbs from July to September each year with the majority of the payment due in September. As of August 25, 2025, the Company had committed to purchasing approximately $15 million of tulip bulbs to be paid for between September and December 2025. We are currently seeking potential sources of financing to support our working capital needs.

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

To finance the Bloomia acquisition, the Company entered into the Credit Agreement, together with Tulp 24.1 as the borrower. Under the terms of the Credit Agreement, Tulp 24.1 had an $18,000,000 term loan funded. The Credit Agreement also contained a $6,000,000 revolving credit facility, which may be used by Tulp 24.1 for general business purposes and working capital. On October 16, 2024, the Company amended the credit agreement (as amended, the “Amended Credit Agreement”) to, among other things, temporarily increase the borrowing capacity under the revolving credit facility to $8,000,000 until March 31, 2025, include inventory in the Netherlands in the borrowing base calculation and temporarily adjust the covenant ratios. The Company reduced the outstanding balance to $6,000,000 as of March 31, 2025 to align with the credit agreement. There was no outstanding balance on the revolving credit facility as of June 30, 2025.

Borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to Term SOFR for an interest period of one month plus 3.0%. In addition to paying interest on the outstanding principal under the Amended Credit Agreement, Tulp 24.1 is required to pay a commitment fee of 0.50% on the unutilized commitments under the revolving credit facility.

The term loans are scheduled to be repaid in quarterly installments of $450,000, which began in June 2024. The remaining outstanding balance will be repaid in full after five years. The scheduled maturity of the revolving facility is February 20, 2029.

The obligations under the Amended Credit Agreement are secured by substantially all of the personal property assets of Tulp 24.1 and its subsidiaries. The Company provided an unsecured guaranty of the obligations of Tulp 24.1 under the Amended Credit Agreement.

The Amended Credit Agreement requires Tulp 24.1 and its subsidiaries to maintain (a) a minimum fixed charge coverage ratio of not less than 1.25 to 1.00 and (b) a maximum senior cash flow leverage ratio of 3.75 to 1.0 until March 31, 2025, and stepping down to 2.00 to 1.00 on December 31, 2027, until the maturity date of the Amended Credit Agreement. Due to the shift in the Easter holiday from March 2024 to April 2025, the holiday sales were excluded from the ratio calculations as of March 31, 2025, and the Company was in breach. The lender waived the breach as of March 31, 2025, with no financial impact. The Company was in compliance with both covenants as of June 30, 2025. The Amended Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the ability of Tulp 24.1 and its subsidiaries to incur additional indebtedness, dispose of significant assets, make distributions or pay dividends to the Company, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions or grant liens on its assets, subject to certain limitations.

As of June 30, 2025, the Company was in compliance with these financial covenants. The Company is currently in discussions with its lender to make amendments to the Amended Credit Agreement, similar to those made previously, to increase the borrowing capacity under the revolving credit facility, include inventory in the Netherlands in the borrowing base calculation and temporarily adjust the covenant ratios to ensure the Company will maintain compliance for at least the next twelve months.

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

On September 27, 2024, we entered into an Amended and Restated Delayed Draw Term Note (the “Amended Note”) with Air T pursuant to which Air T has agreed to advance up to an additional $1,000,000 from time to time until August 15, 2026, but not on a revolving basis. The Amended Note provides for total borrowing of up to $3,500,000 to fund the Company’s operations. The Company borrowed $250,000 and repaid $400,000 under the note during the six months ended June 30, 2025. On January 15, 2025, the note was amended again to increase the total borrowing to $3,750,000. As previously disclosed, amounts outstanding under the Amended Note bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default. The Amended Note remains scheduled to mature and all principal and accrued but unpaid interest will become due on August 15, 2029, subject to Air T’s right to demand payment on or after February 15, 2026. No closing or origination fees will be paid to the Air T.

In July 2025, the Company made principal only payments of $1,200,000 to Air T on the above note bringing the outstanding principal balance to $2,150,000

Air T beneficially owns greater than 10% of our outstanding Common Stock and is a member of a group of stockholders that collectively owns approximately 40% of our outstanding common stock. Additionally, our current director and Co-Chief Executive Officer, Mark R. Jundt serves as General Counsel and Corporate Secretary of Air T, current director and Co-Chief Executive Officer, Daniel C. Philp serves as Senior Vice President of Corporate development at Air T, and current director Nicholas J. Swenson serves as President and Chief Executive Officer of Air T and is himself a member of the stockholder group. The entry into the Note was approved in advance by the Audit Committee of our Board of Directors in accordance with our Related Person Transaction Approval Policy and by a vote of solely independent directors who have no relationship with Air T.

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

Our significant accounting policies are described in Note 2 to the consolidated financial statements appearing in Part II, Item 8 of this Transition Report on Form 10-KT. We believe our most critical accounting estimates include the following:

Inventory. We coordinate with recurring customers to plan production based on anticipated demand and projections; however, we may have to write down inventory or recognize a material impairment if our production significantly exceeds customer demand. No write-downs occurred during the six months ended June 30, 2025.

Business Combinations. The Company completed the acquisition of a majority interest in Fresh Tulips USA LLC and Bloomia B.V. and its subsidiaries in February 2024. We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets, and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, royalty rates and asset lives, among other items.

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

Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and were subject to adjustment upon finalization of the purchase price allocation. During the measurement period, assets or liabilities were adjusted if new information was obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. All changes that do not qualify as measurement period adjustments were included in current period earnings.

If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements appearing in Part II, Item 8 of this Transition Report on Form 10-KT could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets.

Impairment of goodwill and indefinite-lived intangibles. Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed.

We test goodwill and identifiable intangible assets with indefinite lives for impairment at least annually in the fourth quarter and when a trigger event ocurs. Impairment testing for goodwill is done at a reporting unit level and all goodwill is assigned to a reporting unit. We have one reporting unit which is the same as our reporting segment.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Transition Report on Form 10-KT that are not statements of historical or current facts are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “likely,” “may,” “plan,” “project,” “will” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance, cash generated by operations and borrowings available under our Amended Credit Agreement, will provide adequate liquidity and capital resources for at least the next twelve months, and (ii) regarding the potential for growth and other opportunities for our business. Readers are cautioned not to place undue reliance on these forward- looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (1) our ability to integrate and continue to successfully operate the newly acquired Bloomia business, (2) our ability to compete, (3) concentration of Bloomia’s historical revenue among a small number of customers, (4) changes in interest rates, (5) ability to comply with the requirements of the Amended Credit Agreement and operate within its restrictions, (6) economic and market conditions that may restrict or delay appropriate or desirable opportunities, (7) our ability to develop and maintain necessary processes and controls relating to our businesses (8) reliance on one or a small number of employees, (9) potential adverse classifications of our Company if we are unsuccessful in executing our business plans, (10) other economic, international, business, market, financial, competitive and/or regulatory factors affecting the Company’s businesses generally; (11) our ability to attract and retain highly qualified managerial, operational and sales personnel; and (12) the availability of additional capital on desirable terms, if at all. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in this report and additional risks, if any, identified in this Transition Report on Form 10-KT, subsequent Annual Reports on Form 10-K, subsequent Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K filed with the SEC. Such forward-looking statements should be read in conjunction with the Company’s filings with the SEC. The Company assumes no responsibility to update the forward- looking statements contained in this report or the reasons why actual results would differ from those anticipated in any such forward-looking statement, other than as required by law.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lendway, Inc. and Subsidiaries

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of Lendway, Inc. (the Company) as of June 30, 2025, December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the six-month period ended June 30, 2025, and for each of the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, December 31, 2024 and 2023 and the results of its operations and its cash flows for the six-month period ended June 30, 2025 and for each of the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of goodwill triggering events

As discussed in Note 9 to the consolidated financial statements, the Company’s goodwill balance was $11,128,000 million as of June 30, 2025. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might exceed the fair value of the reporting unit. In the current year, the Company performed a qualitative, or Step 0, assessment to determine whether there was a greater than 50 percent likelihood that the fair value of the reporting unit was less than its carrying value. After completing Step 0, the Company determined that goodwill was not more likely than not impaired and, therefore, no Step 1, or quantitative assessment, was necessary.

We identified the evaluation of goodwill triggering events as a critical audit matter. The evaluation of potential triggering events, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, market capitalization and events specific to the entity and its reporting unit, required a higher degree of auditor judgment. These potential triggering events could have a significant effect on the Company’s Step 0 assessment and the determination of whether further quantitative analysis of goodwill impairment was required.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and implementation of certain internal controls related to the evaluation of goodwill impairment. This included a control related to the Company’s assessment of potential goodwill triggering events. We evaluated the Company’s Step 0 assessment for its reporting unit by:

●	considering macroeconomic conditions including overall market and economic conditions, access to capital, foreign currency, and inflation in the United States and Netherlands for negative indicators.
●	evaluating information from industry publications in the tulip market, which were compared to industry and market considerations used by the Company.
●	analyzing information including changes in the costs of raw materials and labor and the Company’s customer base, the financial performance of the reporting unit, the Company’s market capitalization, and other entity and reporting-unit specific events.

We have served as the Company’s auditor since 2023.

/s/ Boulay PLLP

Minneapolis, Minnesota

August 28, 2025

PCAOB ID: 542

Lendway, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Values are rounded to the nearest thousand dollar and thousand share

	June 30, 2025	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$906,000	$1,759,000	$16,077,000
Accounts receivable - net of allowances for credit losses of $122, $137, and $-0-, respectively	5,124,000	2,243,000	—
Receivable from escrow account	—	—	200,000
Inventories	6,697,000	13,370,000	—
Prepaid expenses and other current assets	2,122,000	1,466,000	52,000
Other current assets related to discontinued operations	—	—	292,000
Total current assets	14,849,000	18,838,000	16,621,000
Noncurrent assets
Property and equipment, net	11,433,000	11,316,000	35,000
Equity-method investment	216,000	191,000	—
Goodwill	11,128,000	10,705,000	—
Intangible assets, net	24,806,000	25,568,000	—
Operating lease right-of-use assets	32,306,000	32,942,000	7,000
Finance lease right-of-use assets	310,000	65,000	—
Long-term receivable	240,000	360,000	—
Other assets	814,000	—	10,000
Total noncurrent assets	81,253,000	81,147,000	52,000
Total assets	$96,102,000	$99,985,000	$16,673,000
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$1,748,000	$3,019,000	$32,000
Accrued compensation	385,000	490,000	635,000
Accrued expenses and other current liabilities	4,934,000	1,361,000	168,000
Current portion of operating lease liabilities	1,184,000	1,068,000	4,000
Current portion of finance lease liabilities	71,000	21,000	—
Current portion of debt	1,870,000	1,820,000	—
Related party note payable	3,559,000	—	—
Current liabilities related to discontinued operations	—	33,000	257,000
Total current liabilities	13,751,000	7,812,000	1,096,000
Long-term liabilities:
Accrued income taxes	—	—	42,000
Operating lease liabilities, net of current portion	31,896,000	32,416,000	3,000
Finance lease liabilities, net of current portion	254,000	44,000	—
Long-term debt, net	28,354,000	36,608,000	—
Related party note payable, net of current portion	—	3,569,000	—
Deferred tax liabilities, net	7,010,000	7,642,000	—
Total long-term liabilities	67,514,000	80,279,000	45,000
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, par value $0.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,770,000 at both June 30, 2025 and December 31, 2024, and 1,743,000 at December 31, 2023	17,000	17,000	17,000
Additional paid-in capital	16,278,000	16,236,000	16,176,000
Accumulated other comprehensive income (loss)	750,000	(9,000)	—
Accumulated deficit	(4,908,000)	(6,404,000)	(661,000)
Total stockholders’ equity attributable to Lendway, Inc.	12,137,000	9,840,000	15,532,000
Equity from noncontrolling interest	2,700,000	2,054,000	—
Total Stockholders’ equity	14,837,000	11,894,000	15,532,000
Total Liabilities and Stockholders’ equity	$96,102,000	$99,985,000	$16,673,000

See accompanying notes to the consolidated financial statements.

Lendway, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Values are rounded to the nearest thousand dollar and thousand share

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024	December 31, 2023
Revenue, net	$35,622,000	$37,773,000	$—
Cost of goods sold	26,342,000	31,264,000	—
Gross profit	9,280,000	6,509,000	—
Sales, general and administrative expenses	5,363,000	13,226,000	3,519,000
Operating income (loss)	3,917,000	(6,717,000)	(3,519,000)
Foreign exchange loss (gain), net	366,000	(400,000)	—
Interest expense (income), net	1,905,000	2,969,000	(518,000)
Other expense (income), net	23,000	(56,000)	—
Income (loss) from continuing operations before income taxes	1,623,000	(9,230,000)	(3,001,000)
Income tax (benefit) expense	(313,000)	(2,329,000)	20,000
Net income (loss) from continuing operations	1,936,000	(6,901,000)	(3,021,000)
Income from discontinued operations, net of tax	33,000	224,000	2,474,000
Gain from sale of discontinued operations, net of tax	—	—	2,961,000
Net income (loss) including noncontrolling interest	1,969,000	(6,677,000)	2,414,000
Less: Net income (loss) attributable to noncontrolling interest	473,000	(934,000)	—
Net income (loss) attributable to Lendway, Inc.	1,496,000	(5,743,000)	2,414,000
Other comprehensive income (loss) (foreign currency translation)	932,000	(11,000)	—
Less: Comprehensive income (loss) attributable to noncontrolling interest	173,000	(2,000)	—
Comprehensive income (loss) attributable to Lendway, Inc.	$2,255,000	$(5,752,000)	$2,414,000
Net income (loss) per basic share attributable to Lendway, Inc.:
Continuing operations	$0.83	$(3.37)	$(1.70)
Discontinued operations	0.02	0.13	3.06
Basic earnings per share	$0.85	$(3.24)	$1.36
Net income (loss) per diluted share attributable to Lendway, Inc.:
Continuing operations	$0.81	$(3.37)	$(1.70)
Discontinued operations	0.02	0.13	3.06
Diluted earnings per share	$0.82	$(3.24)	$1.36
Weighted average shares used in calculation of net income (loss) per share:
Basic	1,770,000	1,770,000	1,781,000
Diluted	1,814,000	1,770,000	1,781,000

See accompanying notes to the consolidated financial statements.

Lendway, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Values are rounded to the nearest thousand dollar and thousand share

				Accumulated
			Additional	Other		Total Lendway		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interest	Equity
Balance at December 31, 2022	1,797,000	$18,000	$16,458,000	$—	$(3,075,000)	$13,401,000	$—	$13,401,000
Repurchase of common stock	(84,000)	(1,000)	(481,000)	—	—	(482,000)	—	(482,000)
Issuance of common stock, net	24,000	—	155,000	—	—	155,000	—	155,000
Issuance of common stock upon vesting of restricted stock units	6,000	—	—	—	—	—	—	—
Value of stock-based compensation	—	—	44,000	—	—	44,000	—	44,000
Net income	—	—	—	—	2,414,000	2,414,000	—	2,414,000
Balance at December 31, 2023	1,743,000	$17,000	$16,176,000	$—	$(661,000)	$15,532,000	$—	$15,532,000
Value of stock-based compensation	—	—	60,000	—	—	60,000	—	60,000
Net loss	—	—	—	—	(5,743,000)	(5,743,000)	(934,000)	(6,677,000)
Other comprehensive loss	—	—	—	(9,000)	—	(9,000)	(2,000)	(11,000)
Issuance of noncontrolling interests in acquisition	—	—	—	—	—	—	2,990,000	2,990,000
Issuance of restricted stock awards	27,000	—	—	—	—	—	—	—
Balance at December 31, 2024	1,770,000	$17,000	$16,236,000	$(9,000)	$(6,404,000)	$9,840,000	$2,054,000	$11,894,000
Value of stock-based compensation	—	—	42,000	—	—	42,000	—	42,000
Net income	—	—	—	—	1,496,000	1,496,000	473,000	1,969,000
Other comprehensive income	—	—	—	759,000	—	759,000	173,000	932,000
Balance at June 30, 2025	1,770,000	$17,000	$16,278,000	$750,000	$(4,908,000)	$12,137,000	$2,700,000	$14,837,000

See accompanying notes to the consolidated financial statements.

Lendway, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Values are rounded to the nearest thousand dollar

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024	December 31, 2023
Operating Activities
Net income (loss) including noncontrolling interest (1)	$1,969,000	$(6,677,000)	$(60,000)
Gain from sale of discontinued operations, net of tax	—	—	(2,961,000)
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	1,683,000	2,641,000	7,000
Amortization of deferred financing costs	53,000	95,000	—
Provision for credit loss	24,000	108,000	—
Stock-based compensation expense	42,000	60,000	44,000
Noncash paid in kind interest expense	874,000	1,400,000	—
Noncash operating lease expense	241,000	1,278,000	—
Deferred income taxes	(632,000)	(3,080,000)	—
Equity method investment income	—	(37,000)	—
Other non-cash items	(145,000)	84,000	—
Increase (decrease) in cash resulting from changes in, net of acquisition:
Accounts receivable, net	(2,905,000)	1,079,000	(200,000)
Inventories	6,306,000	(877,000)	—
Income tax receivable	—	—	14,000
Prepaid expenses and other current and noncurrent assets	(1,363,000)	325,000	(8,000)
Accounts payable	(1,372,000)	1,257,000	(106,000)
Accrued compensation	(105,000)	(1,980,000)	—
Accrued expenses and other current liabilities	3,332,000	204,000	365,000
Net cash provided by (used in) operating activities of continuing operations	8,002,000	(4,120,000)	(2,905,000)
Net cash provided by operating activities of discontinued operations	—	68,000	3,423,000
Net cash provided by (used in) operating activities	8,002,000	(4,052,000)	518,000
Investing Activities
Proceeds from sale of business	—	—	1,581,000
Purchase of other long-term assets	—	—	(10,000)
Purchases of property and equipment	(279,000)	(1,170,000)	(39,000)
Acquisition of Bloomia, net of cash acquired	—	(34,178,000)	—
Receipts of escrow receivable	—	200,000	—
Net cash (used in) provided by investing activities of continuing operations	(279,000)	(35,148,000)	1,532,000
Net cash used in investing activities of discontinued operations	—	—	(24,000)
Net cash (used in) provided by investing activities	(279,000)	(35,148,000)	1,508,000
Financing Activities
Proceeds from term loan	—	18,000,000	—
Proceeds from revolving debt	—	13,026,000	—
Proceeds from related party note	250,000	3,500,000	—
Repayments of seller note	—	(2,700,000)	—
Repayments of term loan	(900,000)	—	—
Repayments of related party note	(400,000)	—	—
Repayments of revolving debt	(7,961,000)	(5,065,000)	—
Repayments of long-term debt	(33,000)	(1,350,000)	—
Principal payments on finance lease liabilities	(39,000)	(16,000)	—
Payment of financing costs	—	(513,000)	—
Proceeds from issuances of common stock	—	—	9,000
Repurchase of common stock, net	—	—	(482,000)
Net cash (used in) provided by financing activities	(9,083,000)	24,882,000	(473,000)
Effect of exchange rate changes	507,000	—	—
Net (decrease) increase in cash and cash equivalents	(853,000)	(14,318,000)	1,553,000
Cash and cash equivalents, beginning of period	1,759,000	16,077,000	14,524,000
Cash and cash equivalents, end of period	$906,000	$1,759,000	$16,077,000
Supplemental cash flow information
Cash paid for interest	$904,000	$1,626,000	$—
Cash paid for income taxes, net of tax refunds	$191,000	$694,000	$88,000
Noncash purchase consideration - Equity issuance of noncontrolling interest	$—	$2,990,000	$—
Noncash purchase consideration - Seller notes	$—	$15,451,000	$—
Non-cash financing activities
Purchase of property and equipment included in accounts payable	$57,000	$—	$3,000
Capitalized software included in accounts payable	$43,000	$—	$—
Purchase of property and equipment included in debt	$—	$150,000	$—
Common stock issued for settlement of accrued liabilities	$—	$—	$146,000
(1)	The year ended December 31, 2023 represents net income including noncontrolling interest less income from discontinued operations, net of tax.

See accompanying notes to the consolidated financial statements.

Lendway, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation.

Description of Business. Lendway, Inc. (“the Company”) is a specialty agricultural (“ag”) company focused on making and managing its ag investments in the United States (“U.S.”) and internationally. On February 22, 2024, the Company, through its majority-owned U.S. subsidiary Tulp 24.1, LLC (“Tulp 24.1”), acquired Bloomia B.V. and its subsidiaries (“Bloomia”). Subsequent to the purchase of Bloomia, the Company’s primary operations will be that of Bloomia. Bloomia is a significant producer of fresh cut tulips in the U.S. with a presence in the Netherlands and South Africa. As part of the consideration for the business combination, the Company issued units of Tulp 24.1 to the continuing CEO of Bloomia, which amounted to 18.6% and is presented as noncontrolling interest in these consolidated financial statements. The remaining 81.4% equity interest of Tulp 24.1 is owned by the Company and the Company is and maintains control of Tulp 24.1 as its sole managing member. The tulip sales business tends to be seasonal with first and second quarter being the strongest sales season. Refer to Note 4 for further discussion.

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

The Company historically reported on a calendar year basis ending on December 31. The Company’s Board of Directors approved a change in the Company’s fiscal year-end from December 31 to June 30 of each year, effective June 30, 2025. This results in a six-month transition period from January 1, 2025 to June 30, 2025. In these consolidated financial statements, the years ended December 31, 2024 and 2023 are referred to as “Calendar Year 2024” and “Calendar Year 2023”, respectively, and reflect financial results for the respective twelve-month periods from January 1 to December 31.

Recently Issued Accounting Pronouncements.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The amendments in this update require disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the statement of operations; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026 and should be applied retrospectively. The Company is evaluating the impacts of the amendments on its consolidated financial statements and the accompanying notes to the financial statements.

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

Effective January 1, 2025, the Company adopted ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures. The implementation of this standard establishes a requirement to disclose differences between the statutory tax rate and the effective tax rate by jurisdiction and disaggregated information about income taxes paid, income (loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. The amendments related to the ASU were applied prospectively.

2. Significant Accounting Policies.

Use of Estimates. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The key estimates made by management include the determination of fair values in conjunction with the acquisition of our majority interest in Bloomia, and the carrying value of inventories, operating right-of-use assets and lease liabilities, goodwill, useful lives for property and equipment and intangible assets, interest rates, and valuation of income taxes. Actual results could differ from these estimates.

Subsequent Events. In preparing the consolidated financial statements, management evaluated subsequent events for potential recognition and disclosure through the date of this filing. Other than those items disclosed within the consolidated financial statements, no material subsequent events were identified.

Foreign Currency Transactions. The revenues and expenses of the Company are mostly generated in U.S. dollars. In addition, the Company’s management has established that the U.S. dollar is the primary currency of the economic environment in which the Company operates. Thus, the reporting currency is the U.S. dollar and the functional currency of the U.S. entities is the U.S. dollar. The Company’s subsidiary in the Netherlands, Bloomia BV, is responsible for purchasing tulip bulbs, which is the largest raw material the Company uses. Tulip bulbs are purchased in Euro and the Bloomia BV pays administrative costs in in Euro, so the functional currency of Bloomia BV is the Euro.

Transactions and balances that are denominated in currencies that differ from the reporting currency have been remeasured into U.S. dollars in accordance with principles set forth in Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters. At each balance sheet date, monetary items denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date, while income and expenses are translated at average exchange rates for the periods presented. All exchange gains and losses from the remeasurement mentioned above are reflected in the consolidated balance sheet as accumulated other comprehensive income (loss) in stockholders’ equity.

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

The following table summarizes changes in the provision for credit losses:

Balance as of December 31, 2023	$—
Provision for credit loss	108,000
Acquired credit loss provision	29,000
Balance as of December 31, 2024	$137,000
Provision for credit loss	24,000
Write-offs	(39,000)
Balance as of June 30, 2025	$122,000

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

Prepaid expenses. The Company records a prepaid expense when it has paid for a good or service that it has not yet incurred. As of June 30, 2025, the Company had paid $887,000 for bulbs to be received in fiscal year 2026.

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

Long-Lived Assets Impairment Testing. Long-lived assets, which include property, plant, and equipment, finite-lived intangible assets subject to amortization, and right-of-use assets, are assessed for impairment whenever events or changes in circumstances such as asset utilization, physical change, legal factors or other matters indicate the carrying value of those assets may not be recoverable from future undiscounted cash flows. The impairment test involves comparing the carrying amount of each individual asset-group to the forecasted undiscounted future cash flows generated by that asset group. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. In the event the carrying amount of the asset exceeds the gross undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of an individual asset group’s carrying amount over its fair value and is recognized in the statement of operations and comprehensive income (loss) in the period that the impairment occurs. The reasonableness of the useful lives of the asset and other long-lived assets is regularly evaluated. During the six months ended June 30, 2025 and calendar years 2024 and 2023, no impairment losses were identified.

Goodwill and Indefinite-lived Assets. Goodwill results from business combinations and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Annually, or if conditions indicate an additional review is necessary, the Company assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if it is necessary to perform the quantitative goodwill impairment test. To align with our change in fiscal year, the Company’s annual testing date will now be April 30. The Company has one reporting unit. In the six months ended June 30, 2025, the Company considered qualitative factors in assessing for impairment indicators. As part of this assessment, the Company considered both external and internal factors, including overall financial performance and outlook, and determined it was more likely than not that the fair value exceeded their carrying amount. When there are indicators that the carrying value is greater than the fair value, the Company performs the quantitative test and compares the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify potential impairment. The fair value of the reporting unit is estimated using a discounted cash flow model. Where available, and as appropriate, comparable market multiples are also used to corroborate the results of the discounted cash flow model. In determining the estimated future cash flow, the Company considers and applies certain estimates and judgments, including current and market projected future levels of income based on management’s plans, business trends, prospects and economic conditions and market-participant considerations. If the estimated fair value of the reporting to unit is less than the carrying value, a goodwill impairment loss is recorded for the difference, up the amount of the total goodwill. During the six months ended June 30, 2025 and calendar year 2024, no impairment losses were identified.

Further, the Company recognized a trade name associated with the Bloomia acquisition that was determined to be an indefinite-lived intangible asset. Annually, or if conditions indicate an additional review is necessary, we test indefinite-lived trade names for impairment. We have the option to first assess qualitative factors to determine whether the fair value of a trade name is “more likely than not” less than its carrying value. If it is more likely than not that an impairment has occurred, we then perform the quantitative impairment test. If we perform the quantitative test, the carrying value of the asset is compared to an estimate of its fair value to identify impairment. The fair value is determined by the relief from royalty method, which requires significant judgment. Actual results may differ from assumed and estimated amounts utilized in the analysis. If we conclude an impairment exists, the asset’s carrying value will be written down to its fair value. During the six months ended June 30, 2025 and calendar year 2024, no impairment losses were identified.

Other assets. The Company transferred ex-force bulbs to a supplier in the six months ended June 30, 2025 in exchange for bulbs and planting stock to be received in fiscal year 2027. The ex-force bulbs are bulbs that were used to grow stems in the six months ended June 30, 2025. By transferring the ex-force bulbs to the supplier, the Company was able to reduce cost of goods sold in the six months ended June 30, 2025 by $814,000. Before the transaction, these bulbs would have been waste.

Leases. The Company is party to leasing contracts in which the Company is the lessee. The Company applies ASC 842 to determine whether a contract is, or contains, a lease at inception. The Company's lease contracts include land, buildings, and equipment. These lease contracts are classified as either operating or finance leases. Right of use (“ROU”) assets and lease liabilities are recognized in the consolidated balance sheets based on the present value of lease payments over the lease term, at the later of the commencement date or business combination date. The Company's leases generally do not include an implicit rate of return. The Company determines the present value of future minimum lease payments based on the collateralized borrowing rate of the Company, on a portfolio basis. The related operating lease expense is recognized on a straight-line basis over the lease term in the consolidated statements of operations. Finance lease ROU assets are amortized to amortization expense, and interest expense is recorded in connection with the finance lease liability in the consolidated statements of operations.

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

The carrying amounts of certain financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other financial working capital items approximate their fair values at June 30, 2025, and December 31, 2024 and 2023 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold, or the liabilities could be settled. The carrying amount of debt approximates fair value due to the debt’s variable market interest rate.

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

The following table presents revenue disaggregated by customer, as determined by the operational nature of their industry:

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024
Supermarket	$30,564,000	$34,793,000
Wholesaler	4,591,000	2,521,000
Other	467,000	459,000
	$35,622,000	$37,773,000

During the six months ended June 30, 2025, the Company had four customers that accounted for 10% or more of the total revenues. These four customers accounted for approximately 17%, 16%, 12%, and 11% of revenues, respectively, for the six months ended June 30, 2025. As of June 30, 2025, two of these customers also accounted for approximately 26% and 10% of accounts receivable, net, while one different customer accounted for approximately 15% of accounts receivable, net as of June 30, 2025. For the calendar year 2024, the Company had three customers that accounted for 10% or more of revenues. These three customers accounted for approximately 34%, 20%, and 11% or revenues, respectively, for calendar year 2024. As of December 31, 2024, two of these customers accounted for approximately 18% and 22% of accounts receivable, net, while one different customer accounted for approximately 13% of accounts receivable, net as of December 31, 2024. The loss of a major customer could adversely affect the Company’s operating results and financial condition.

Cost of Sales. Cost of sales consists primarily of costs to procure, sort, pick, cool, and transport bulbs. Additionally, cost of sales includes labor and facility costs related to production operations.

Shipping and Handling. The Company’s shipping and handling costs include costs incurred with third-party carriers to transport products to customers. The costs of outbound freight are included in the cost of goods sold in the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2025, and calendar years 2024 and 2023, the costs of out-bound freight were approximately $1,913,000, $2,534,000, and $-0-, respectively.

Advertising Costs. The Company expenses advertising costs as incurred. These costs are included within sales, general and administrative expenses in the consolidated statement of operations and comprehensive income (loss). Total advertising expense was approximately $36,000, $43,000, and $-0- for the six months ended June 30, 2025 and calendar years 2024 and 2023, respectively.

Interest expense. For debt with variable rate interest, interest expense is recorded based on a weighted average effective interest rate method. The significant assumptions used in the weighted average estimate are the future debt balance and the length of time the debt will be outstanding. Paid in kind (PIK) interest is not paid in cash and is included in the long-term debt, net in the consolidated balance sheets. $300,000 and $93,000 was short-term and included in accrued expenses on the consolidated balance sheets as of June 30, 2025, and December 31, 2024, respectively. Financing costs incurred as part of the acquisition of Bloomia are amortized and expensed in interest expense in the consolidated statements of operations and comprehensive income (loss).

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

During the six months ended June 30, 2025, and calendar years 2024 and 2023, the Company issued zero, 27,000, and zero shares of restricted stock under its 2018 equity incentive plan, respectively. For calendar year 2024, the shares underlying the awards were assigned a grant date fair value of $5.64 per share, based on the stock price on the date of grant, and are scheduled to vest over three years. The Company recorded total stock-based compensation expense of $39,000, $60,000, and $44,000 for the six months ended June 30, 2025 and calendar years 2024 and 2023, respectively.

Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units and awards. Diluted net income (loss) per share gives effect to all diluted potential common shares outstanding during the year.

In determining diluted net income (loss) per share, the Company considers whether the result of the incremental shares would be antidilutive. During the six months ended June 30, 2025, there were 1,000 incremental shares that were excluded from the computation of diluted weighted average shares outstanding because their inclusion would have been anti-dilutive. In calendar years 2024 and 2023, the Company had a net loss from continuing operations. Accordingly, the result of potentially dilutive securities was determined to be anti-dilutive.

At June 30, 2025 and December 31, 2024, no options were outstanding. At December 31, 2023, options to purchase 1,000 shares of common stock with a weighted average exercise price of $15.54 were outstanding and determined to be antidilutive.

Weighted average common shares outstanding for the six months ended June 30, 2025, and calendar years 2024 and 2023 were as follows:

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024	December 31, 2023
Denominator for basic net income (loss) per share - weighted average shares	1,770,000	1,770,000	1,781,000
Effect of dilutive equity awards	44,000	—	—
Denominator for diluted net income (loss) per share - weighted average shares	1,814,000	1,770,000	1,781,000

3. Change in Fiscal Year-End.

The Company historically reported on a calendar year basis ending on December 31. The Company’s Board of Directors approved a change in the Company’s year-end from December 31 to June 30 of each year, effective June 30, 2025. The Company is filing this Transition Report on Form 10-KT for the six-month transition period from January 1, 2025 to June 30, 2025. In this Transition Report on Form 10-KT, the calendar years ended December 31, 2024 and 2023 are referred to as “Calendar Year 2024” and “Calendar Year 2023”, and reflect financial results for the respective twelve-month periods from January 1 to December 31.

4. Bloomia Acquisition.

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

The acquisition was funded through a combination of debt and cash on hand. The total consideration transferred for the Bloomia acquisition was $53,360,000. Consideration comprised of $34,919,000 of cash paid, $15,451,000 of seller bridge loans in lieu of cash, and $2,990,000 of equity issued of Tulp 24.1, which is reflected as noncontrolling interest within these consolidated financial statements. Following the noncontrolling equity issued, the Company owns 81.4% of Tulp 24.1 and the CEO of Bloomia owns the remaining 18.6%. Refer to Note 10 for further discussion on the debt used to finance the Acquisition.

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

Revenue, net, and net income (loss) before taxes for Bloomia since the date of acquisition included in the consolidated statements of operations and comprehensive income (loss) were $35,622,000 and $2,425,000 of net income for the six months ended June 30, 2025 and $37,773,000 and $5,022,000 of loss for the year ended December 31, 2024.

Unaudited pro forma information has been prepared as if the acquisition had taken place on January 1, 2023. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transaction actually taken place on January 1, 2023, and the unaudited pro forma information does not purport to be indicative of future financial operating results. The unaudited pro forma consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisitions. Unaudited revenue for calendar year 2023 was approximately $45,000,000. In accordance with ASC 270-10, the Company is unable to provide unaudited pro forma information for net earnings for the year ended December 31, 2023 due to lack of available information during the period prior to ownership. Unaudited pro forma information for the six months ended June 30, 2024 and year ended December 31, 2024, excluding the impact of debt and intangible asset amortization, is as follows:

	Six Months Ended	Year Ended
	June 30, 2024	December 31, 2024
Revenue, net	$27,327,000	$40,147,000
Net income (loss) attributable to Lendway	(1,465,000)	(5,539,000)

The Company incurred approximately $24,000 and $1,542,000 of acquisition-related costs that were expensed during the six months ended June 30, 2025 and calendar year 2024, respectively. These costs are included in sales, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

5. Sale of In-Store Marketing Business and Presentation as Discontinued Operations.

On August 3, 2023, the Company completed the sale of certain assets and certain liabilities relating to the Company’s In-Store Marketing Business for a price of $3,500,000 to TIMIBO LLC, an affiliate of Park Printing, Inc. (the “Buyer”) under an Asset Purchase Agreement (the “Purchase Agreement”). The Company retained accounts receivable, as well as cash, cash equivalents and marketable securities. The cash consideration for the sale was subject to a post-closing adjustment. The final purchase adjustment for the net balance was to reduce the cash consideration by $1,500,000, with the Company retaining an equal amount of cash that had been received for unexecuted programs. Under the Purchase Agreement, $200,000 was escrowed for a twelve-month period for any future claims, as defined in the Purchase Agreement, by the Buyer against the Company and was included in receivable from escrow account on the consolidated balance sheets as of December 31, 2023. The escrow payment was received in calendar year 2024. The results of the In- Store Marketing Business have been presented as discontinued operations and the related assets and liabilities have been classified as related to discontinued operations, for all periods presented. The carrying amounts of major classes of assets and liabilities that were reclassified as related to discontinued operations on the consolidated balance sheets were as follows:

	June 30, 2025	December 31, 2024	December 31, 2023
Current Assets:
Accounts receivable, net	$—	$—	$292,000
Current assets related to discontinued operations	$—	$—	$292,000
Current Liabilities:
Accounts Payable	$—	$—	$7,000
Accrued sales tax	—	24,000	169,000
Other accrued liabilities	—	9,000	81,000
Current liabilities related to discontinued operations	$—	$33,000	$257,000

Results of discontinued operations are summarized below:

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024		December 31, 2023
Service revenues, net	$—	$		$21,078,000
Cost of services	—			16,087,000
Gross Profit	—		—	4,991,000
Operating Expenses:
Selling	(33,000)		(224,000)	1,135,000
Marketing	—		—	806,000
General and administrative	—		—	679,000
Total Operating Expenses	(33,000)		(224,000)	2,620,000
Operating Income	33,000		224,000	2,371,000
Other Income	—		—	91,000
Income from discontinued operations	$33,000		$224,000	$2,462,000

Gain from sale of discontinued operations before income taxes	$—		$—	$3,044,000
Income tax expense	—		—	83,000
Gain from the sale of discontinued operations, net of tax	$—		$—	$2,961,000

During the six months ended June 30, 2025 and calendar year 2024, the Company recognized approximately $33,000 and $224,000, respectively, of benefit in sales, general and administrative expense of discontinued operations from the reduction in the accrual for sales tax due to the expiration of the statute of limitations.

6. Inventories.

Inventories consisted of the following at:

	June 30, 2025	December 31, 2024
Finished goods	$182,000	$165,000
Work-in-process	1,333,000	2,235,000
Raw materials and packaging supplies	5,182,000	10,970,000
Inventories	$6,697,000	$13,370,000

7. Property and Equipment.

Property and equipment, net consisted of the following at:

	June 30, 2025	December 31, 2024	December 31, 2023
Machinery and equipment	$12,092,000	$11,129,000	$3,000
Leasehold improvements	359,000	344,000	13,000
Bushes	489,000	489,000	—
Vehicles	393,000	396,000	—
Furniture and fixtures	199,000	204,000	180,000
Capitalized software	43,000	—	—
Construction in progress	240,000	240,000	10,000
Property and equipment, gross	13,815,000	12,802,000	206,000
Less: accumulated depreciation	(2,382,000)	(1,486,000)	(171,000)
Property and equipment, net	$11,433,000	$11,316,000	$35,000

At June 30, 2025, property and equipment, net, of $1,108,000 and $414,000 were located in the Netherlands and South Africa, respectively. Included in machinery and equipment at June 30, 2025, December 31, 2024, and December 31, 2023 was $318,000, $190,000, and $-0-, respectively, of spare parts that are not currently in use and not being depreciated.

Depreciation expense was $871,000, $1,331,000, and $40,000 for the six months ended June 30, 2025 and calendar years 2024 and 2023, respectively. Depreciation of $847,000 and $24,000 were recorded within cost of goods sold and sales, general and administrative expenses, respectively, for the six months ended June 30, 2025. Depreciation expense of $1,267,000 and $64,000 were recorded within cost of goods sold and sales, general and administrative expenses, respectively, for calendar year 2024. Depreciation expense of $40,000 was recorded within sales, general and administrative expenses for calendar year 2023.

8. Equity Method Investment.

Araucanía Flowers SA (“Araucania”) is based in Chile and serves as a marketing arm for the Tulip 24.1 to export its crops to Latin-America countries. Araucanía has two other shareholders that hold 70% of its aggregate issued and outstanding shares. At June 30, 2025 and December 31, 2024, the Tulp 24.1 had a 30% equity interest in Araucania with a carrying amount of approximately $216,000 and $191,000 respectively. For the six months ended June 30, 2025 and calendar year 2024, the equity in net income of Araucania was approximately $-0- and $37,000, respectively. As of both June 30, 2025 and December 31, 2024, the Tulp 24.1 had a note receivable from Araucanía with a balance of $360,000. As of June 30, 2025, the current portion of $120,000 is included in prepaid expenses and other current assets, and the remainder is included in long-term receivable in the accompanying consolidated balance sheets.

Bloomia had a 50% ownership interest in Horti-Group USA LLC (“Horti-Group”). Horti-Group operates a 45-acre facility near Washington D.C. that Bloomia utilizes to grow and distribute its tulips to North American customers. On February 9, 2023, Bloomia sold its interest in Horti-Group to V-Maxx for a sale price of $2,500,000. The sale price was seller-financed via the issuance of an interest-free loan from Fresh Tulips to V-Maxx with an original principal amount $2,500,000. The loan to V-Maxx was to be repaid in 17 monthly installments of $150,000 for the first 16 months and $100,000 for the last month, with the first payment on April 1, 2023, and the last payment on August 1, 2024. The Company did not receive cash from V-Maxx, instead the $150,000 per month was applied to the rent owed to Horti-Group and is reflected in noncash operating lease expense as an add back to net income (loss) in the consolidated statement of cash flows. At June 30, 2025 and December 31, 2024, the balance of the loan was zero.

9. Goodwill and Other Intangible Assets.

The following table summarizes the changes in goodwill:

Balance as of December 31, 2023	$—
Goodwill resulting from the Bloomia Acquisition	10,122,000
Measurement period adjustment	766,000
Other - Foreign currency translation	(183,000)
Balance as of December 31, 2024	$10,705,000
Measurement period adjustment	145,000
Other - Foreign currency translation	278,000
Balance as of June 30, 2025	$11,128,000

The Company recorded measurement period adjustments which increased goodwill by $145,000 and $766,000 for the six months ended June 30, 2025 and calendar year 2024.

Other intangible assets and related amortization are as follows :

			June 30, 2025		December 31, 2024
	Carrying	Useful Life	Accumulated	Net Carrying	Accumulated	Net Carrying
	Amount	(Years)	Amortization	Amount	Amortization	Amount
Tradename	$8,570,000	Indefinite	$—	$8,570,000	$—	$8,570,000
Customer relationships	18,300,000	12	2,064,000	16,236,000	1,302,000	16,998,000
	$26,870,000		$2,064,000	$24,806,000	$1,302,000	$25,568,000

For the six months ended June 30, 2025 and calendar year 2024, amortization of intangible assets expensed to operations was $762,000 and $1,302,000, respectively. The weighted average remaining amortization period for intangible assets as of June 30, 2025 and December 31, 2024 was approximately 10.6 years and 11.1 years, respectively.

Remaining estimated aggregate annual amortization expense is as follows for the fiscal years ended June 30:

2026	$1,525,000
2027	1,525,000
2028	1,525,000
2029	1,525,000
2030	1,525,000
Thereafter	8,611,000
Total	$16,236,000

10. Long-term debt, net.

The components of debt consisted of the following at:

	June 30, 2025	December 31, 2024
Amended Credit Agreement - term loan	$15,750,000	$16,650,000
Notes payable	12,750,000	12,750,000
Amended Credit Agreement - revolving credit facility	—	7,961,000
Paid in-kind interest (PIK)	2,065,000	1,331,000
Machinery financing loans (1)	231,000	141,000
	$30,796,000	$38,833,000
Less: unamortized debt issuance costs	(272,000)	(312,000)
Total debt	$30,524,000	$38,521,000
PIK included in accrued expenses and other current liabilities	(300,000)	(93,000)
Less current maturities	(1,870,000)	(1,820,000)
Long-term debt, net of current maturities	$28,354,000	$36,608,000
(1)	These transactions represent failed sale leasebacks with the associated equipment recorded in property and equipment, net and debt on the Company’s consolidated balance sheets. The failed sale leasebacks are denominated in Euro.

To finance the Bloomia acquisition, the Company entered into a revolving credit and term loan agreement (the “Credit Agreement”), with Tulp 24.1 as the borrower (the “Borrower”) for a $18,000,000 term loan and a $6,000,000 revolving credit facility. On October 16, 2024, the Company amended the credit agreement (as amended, the “Amended Credit Agreement”) to, among other things, temporarily increase the borrowing capacity under the revolving credit facility to $8,000,000 through March 31, 2025. The revolving credit facility may be used by the Company for general business purposes and working capital, subject to availability under a borrowing base consisting of 80% of eligible accounts receivable and generally 50% of eligible inventory. Borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to Term (Secured Overnight Financing Rate) SOFR for an interest period of one month plus 3.0%. In addition to paying interest on the outstanding principal under the Amended Credit Agreement, the Borrower is required to pay a commitment fee of 0.50% on the unutilized commitments under the revolving credit facility. The obligations under the Amended Credit Agreement are secured by substantially all of the personal property of the Borrower and its subsidiaries. The Company provided an unsecured guaranty of the obligations of the Borrower under the Amended Credit Agreement. The Amended Credit Agreement requires the Borrower and its subsidiaries to maintain (a) a minimum fixed charge coverage ratio of not less than 1.25 to 1.00 and (b) a maximum senior cash flow leverage ratio of 3.75 to 1.0 until December 31, 2024, stepping down to 2.00 to 1.00 on December 31, 2027, until the maturity date of the Amended Credit Agreement. As of June 30, 2025, the Company was in compliance with these financial covenants. The Amended Credit Agreement contains other customary affirmative and negative covenants, including covenants that restrict the ability of the Borrower and its subsidiaries to incur additional indebtedness, dispose of significant assets, make distributions or pay dividends, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions or grant liens on its assets, subject to certain limitations. The Amended Credit Agreement also contains customary events of default, the occurrence of which would permit the lenders to terminate their commitments and accelerate loans under the Amended Credit Agreement, including failure to make payments under the credit facility, failure to comply with covenants in the Amended Credit Agreement and other loan documents, cross default to other material indebtedness of the Borrower or any of its subsidiaries, failure of the Borrower or any of its subsidiaries to pay or discharge material judgments, bankruptcy of the Borrower or any of its subsidiaries, and change of control of the Company. The term loan is scheduled to be repaid in quarterly installments of $450,000, that commenced on June 30, 2024 with a scheduled maturity date of February 20, 2029. The term loan is subject to additional principal payments under the annual 50% of excess cash flow provision (waived if total net cash flow leverage is less than 2.0x as of fiscal year-end). The scheduled maturity date of the revolving credit facility is February 20, 2029.

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

As of June 30, 2025 and December 31, 2024, there was $385,000 of debt issuance costs related to the term loan, net of amortization of $113,000 and $73,000, respectively, which has been presented as a direct deduction from long-term debt in the consolidated balance sheet. As of June 30, 2025 and December 31, 2024, there was $128,000 of deferred financing costs related to the revolving credit facility, net of amortization of $35,000 and $22,000, respectively, which has been presented within prepaid expenses and other current assets in the consolidated balance sheet.

The Company incurred $819,000 and $1,605,000 of interest expense on the term loans and revolving facility in the six months ended June 30, 2025 and calendar year 2024, respectively. The Company incurred non-cash paid-in-kind interest of $818,000 and $1,331,000 on the seller notes facility in the six months ended June 30, 2025 and calendar year 2024, respectively. Term loan, revolving credit facility and paid-in-kind interest are included in interest expense (income), net on the consolidated statements of operations and comprehensive income (loss).

The combined aggregate maturities for the fiscal years following June 30, 2025 are as follows:

2026	$1,870,000
2027	1,861,000
2028	1,826,000
2029	25,192,000
2030	30,000
Thereafter	17,000
$30,796,000

11. Stockholders’ Equity.

Stock-Based Compensation. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which, subject to approval by the Board of Directors, selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

Stock-based compensation expense that was recognized in the continuing operations of the Company’s consolidated statements of operations for the six months ended June 30, 2025 and calendar years 2024 and 2023 was $39,000, $60,000, and $39,000, respectively. There was no stock-based compensation for discontinued operations for the six months ended June 30, 2025 and calendar year 2024, and $5,000 in calendar year 2023.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following weighted-average assumptions:

	2025		2024		2023
Expected life (years)	N/A		N/A		1.0
Expected volatility	N/A	%	N/A	%	95%
Dividend yield	N/A	%	N/A	%	—%
Risk-free interest rate	N/A	%	N/A	%	4.7%

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

The following table summarizes activity under the Plans:

	Plan Shares		Weighted Average
	Available	Plan Options	Exercise Price	Aggregate
	for Grant	Outstanding	Per Share	Intrinsic Value
Balance at January 1, 2023	92,862	14,086	$14.17
Cancelled or forfeited options	12,623	(12,623)	14.02
Balance at December 31, 2023	105,485	1,463	15.54
Restricted stock units and awards granted	(27,000)	—	5.64
Cancelled or forfeited options	1,463	(1,463)	15.54
Balance at December 31, 2024	79,948	—	—
Restricted stock units and awards granted	—	—	—
Balance at June 30, 2025	79,948	—	—

Options outstanding under the Plans expired in May 2024. There were no options outstanding as of June 30, 2025 and December 31, 2024.

During the six months ended June 30, 2025 and calendar years 2024 and 2023, the Company did not issue any stock options.

In May 2024, the Company issued a restricted stock grant totaling 27,000 shares to an employee. The shares underlying the awards were assigned a value of $5.64 per share, which was the closing price of the Company’s common stock on the date of grant, for a total grant date value of $152,000. The shares vest equally over three years.

Restricted stock and restricted stock unit transactions during the six months ended June 30, 2025 and calendar years 2024 and 2023 are summarized as follows:

		Weighted average
	Number of Shares	grant date fair value
Unvested shares at January 1, 2023	5,869	$9.21
Granted	—
Vested	(5,869)	7.66
Unvested shares at December 31, 2023	—	$—
Granted	27,000	5.64
Vested	—	—
Unvested shares at December 31, 2024	27,000	$5.64
Granted	—	—
Vested	(9,000)	5.64
Unvested shares at June 30, 2025	18,000	$5.64

As of June 30, 2025 and December 31, 2024, there was $53,000 and $92,000, respectively, of unrecognized compensation costs related to outstanding restricted stock, which is expected to be recognized over the remaining average vesting period of approximately 1.9 years.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”) that enables employees to contribute up to 10% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of the year. Participants purchased zero, zero, and 338 shares under the ESPP during the six months ended June 30, 2025, calendar year 2024, and calendar year 2023, respectively.  At June 30, 2025, 22,945 shares were reserved for future employee purchases of common stock under the ESPP.  For the six months ended June 30, 2025 and calendar years 2024 and 2023, the Company recognized $3,000, $-0-, and $7,000, respectively, of stock-based compensation expense related to the ESPP that was recognized in the continuing operations.

Dividends. The Company has not historically paid dividends, other than one-time dividends declared in 2011 and 2016. The Company intends to retain earnings from operations for use in advancing our business strategy; however, the Company may consider special dividends in the future.

12. Related Party Note Payable.

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

On January 15, 2025, the note was amended again to increase the total borrowing to $3,750,000. As previously disclosed, amounts outstanding under the Amended Note bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default. The Amended Note remains scheduled to mature and all principal and accrued but unpaid interest will become due on August 15, 2029, subject to Air T’s right to demand payment on or after February 15, 2026. No closing or origination fees will be paid to the Air T. The Company had $3,350,000 and $3,500,000 outstanding under the Note as of June 30, 2025 and December 31, 2024, respectively. In the six months ended June 30, 2025 and calendar year 2024, the Company incurred $140,000 and $69,000, respectively, of interest that is included in noncash paid in kind interest expense on the consolidated statement of cash flows.

Subsequent to the end of the transition period, in July 2025, the Company made principal only payments of $1,200,000 to Air T on the above note bringing the outstanding principal balance to $2,150,000.

13. Leases.

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

ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term, at the later of the commencement date or business combination date. Because most of the Company’s leases do not provide an implicit rate of return, the discount rate is based on the collateralized borrowing rate of the Company, on a portfolio basis.

As of June 30, 2025, December 31, 2024 and 2023, the Company leased space from a related party under a non-cancelable operating lease for its corporate headquarters. The lease has monthly payments of $375 through September 30, 2025. The lease does not include a renewal option.

The weighted average remaining lease term and weighted average discount rate is as follows at:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years)
Finance leases	5.8	4.2
Operating leases	13.4	13.9
Weighted average discount rate applied
Finance leases	8.1%	5.5%
Operating leases	8.2%	8.2%

The components of lease expense from continuing operations are as follows within our consolidated statements of operations and comprehensive income (loss):

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024
Operating lease expense:
Operating lease cost	$2,127,000	$3,608,000
Short-term and variable lease cost	161,000	374,000
Finance lease expense:
Finance lease cost - amortization	50,000	8,000
Finance lease cost - interest	50,000	2,000
Total lease expense	$2,388,000	$3,992,000

The components of lease expense from discontinued operations are as follows within our consolidated statements of operations and comprehensive income (loss):

Year Ended
December 31, 2023
Operating lease expense:
Related party lease	$3,000
Other	14,000
Total lease expense	$17,000
Lease expense from discontinued operations	$14,000

Supplemental cash flow information related to leases where the Company is the lessee is as follows:

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024
Operating cash flows from operating leases	$1,896,000	$2,330,000
Operating cash flows from finance leases	50,000	2,000
Financing cash flows from finance leases	39,000	16,000
Leased assets obtained in exchange for operating lease liabilities	64,000	34,289,000
Leased assets obtained in exchange for finance lease liabilities	263,000	84,000

As of June 30, 2025, the maturities of the operating and finance lease liabilities are as follows:

	Operating Leases	Finance Leases
2026	$3,834,000	$95,000
2027	3,908,000	91,000
2028	3,906,000	91,000
2029	3,806,000	65,000
2030	3,870,000	31,000
Thereafter	36,129,000	24,000
Total lease payments	55,453,000	397,000
Less discount to present value	(22,373,000)	(72,000)
Lease liability balance	$33,080,000	$325,000

14. Income Taxes.

Income (loss) from continuing operations before income taxes disaggregated between domestic and foreign is as follows:

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024	December 31, 2023
Domestic	$324,000	$(11,426,000)	$(3,001,000)
Foreign	1,299,000	2,196,000	—
	$1,623,000	$(9,230,000)	$(3,001,000)

Income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign for the six months ended June 30, 2025 is as follows:

Virginia	$105,000
Other states	6,000
Foreign - Netherlands	137,000
Foreign - South Africa	(57,000)
$191,000

Income tax (benefit) expense from continuing operations disaggregated by federal (national), state, and foreign is as follows:

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024	December 31, 2023
Federal	$4,000	$—	$—
State	(2,000)	21,000	20,000
Foreign	317,000	730,000	—
Total current tax expense	319,000	751,000	20,000
Federal	65,000	(2,731,000)	—
State	(831,000)	(193,000)	—
Foreign	134,000	(156,000)	—
Total deferred tax benefit	(632,000)	(3,080,000)	—
Total income tax (benefit) expense	$(313,000)	$(2,329,000)	$20,000

For the six months ended June 30, 2025, calendar year 2024 and 2023, the income tax benefit attributable to noncontrolling interest was $22,000, $298,000, and $-0-, respectively.

The reconciliation between the Company’s effective tax rate and its statutory tax rate for the six months ended June 30, 2025 is as follows:

	Six Months Ended June 30, 2025
	Amount	Percent
Federal statutory rate	$341,000	21.0%
State and local taxes, net of federal income tax effect	64,000	3.9
Foreign tax effects:
Statutory difference between US and foreign jurisdictions	63,000	3.8
Other foreign - Netherlands	9,000	0.6
Other foreign - South Africa	107,000	6.6
Change in valuation allowance	3,000	0.2
Nontaxable or nondeductible items	5,000	0.3
Deferred tax rate change	(887,000)	(54.6)
Other	(18,000)	(1.1)
	$(313,000)	(19.3)%

Income tax (benefit) expense differs from the expected tax (benefit) expense computed by applying the U.S. federal corporate income tax rate of 21% to income (loss) from continuing operations before income taxes as a result of the following:

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024	December 31, 2023
Federal statutory rate	21.0%	21.0%	21.0%
State and local tax	3.9	1.0	3.1
Foreign income taxes	3.8	(0.6)	—
Stock-based awards	—	—	(0.5)
Change in valuation allowance	0.2	5.4	(24.6)
Permanent differences	0.3	(0.7)	—
Deferred tax rate change	(54.6)	—	—
Other	6.1	(0.9)	0.3
Effective income tax rate	(19.3)%	25.2%	(0.7)%

Components of resulting noncurrent deferred tax assets (liabilities) are as follows:

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024	December 31, 2023
Deferred tax assets
Accrued expenses and reserves	$53,000	$57,000	$117,000
Net operating loss and credit carryforwards	1,574,000	1,968,000	529,000
Right of use liability	7,630,000	8,458,000	—
Other	889,000	665,000	13,000
Total deferred tax assets	$10,146,000	$11,148,000	$659,000

Deferred tax liabilities
Property, plant and equipment	$(1,907,000)	$(2,207,000)	$(5,000)
Accrued expenses and reserves	(1,598,000)	(1,530,000)	—
Intangible assets	(5,838,000)	(6,581,000)	—
Right of use asset	(7,450,000)	(8,321,000)	—
Other	(216,000)	(7,000)	(9,000)
Total deferred tax liabilities	(17,009,000)	(18,646,000)	(14,000)

Net deferred tax (liability) asset before valuation allowance	(6,863,000)	(7,498,000)	645,000
Less: valuation allowance	(147,000)	(144,000)	(645,000)
Net deferred tax liability	$(7,010,000)	$(7,642,000)	$—

As of June 30, 2025, the Company had $506,000 of current tax receivables and $1,474,000 of current tax liabilities included in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the consolidated balance sheets. As of June 30, 2025, the Company had approximately $6,528,000 of federal net operating loss carryforwards available to offset future taxable income. Federal net operating losses generated after 2017 do not expire and may be carried forward indefinitely. The Company also had approximately $1,229,000 of pre-tax state net operating loss carryforwards. The expiration of state NOLs carried forward varies by taxing jurisdiction. Future utilization of NOLs carried forward may be subject to certain limitations under Section 382 of the Internal Revenue Code.

The Company evaluates all significant available positive and negative evidence, including the existence of losses in prior years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into consideration the Company’s recent performance. The change in the valuation allowance for the year ended June 30, 2025 was an increase of $3,000. The Company’s valuation allowance as of June 30, 2025 was related to state NOLs that are not expected to be utilized.

As of June 30, 2025, December 31, 2024, and December 31, 2023, there were $35,000, $35,000, and $42,000 of unrecognized tax benefits, respectively, that if recognized would affect the annual effective tax rate. This liability is reflected as accrued expenses and other current liabilities on the Company’s consolidated balance sheet. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $35,000. The Company recognized accrued interest related to unrecognized tax benefits in tax expense. For the six months ended June 30, 2025 and calendar years 2024 and 2023, the Company recognized approximately $-0-, $1,000, and $5,000, respectively, in interest and penalties.

The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years 2021 and forward are open for examination and assessment by the Internal Revenue Service. With limited exceptions, tax years prior to 2021 are no longer open in major state and local tax jurisdictions.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows:

Balance at January 1, 2023	$53,000
Decrease due to state tax expense	(16,000)
Increases due to interest and state tax	5,000
Balance at December 31, 2023	$42,000
Decrease due to state tax expense	(8,000)
Increases due to interest and state tax	1,000
Balance at December 31, 2024	$35,000
Balance at June 30, 2025	$35,000

15. Commitments and Contingencies.

Litigation. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of June 30, 2025, the Company was not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

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

The Company commits to purchase the majority of its tulip bulbs from July to September each year with the majority of the payment due in September. As of June 30, 2025, the Company had committed to purchase $1,974,000 of tulip bulbs, and as of August 25, 2025, the Company had committed to purchasing approximately $15 million of tulip bulbs to be paid for between September and December 2025.

16. Employee Benefit Plans.

For all Dutch employees, the Company participates in defined contribution pension plans with an independent insurance company. Defined contributions are expensed in the year in which the related employee services are rendered. The Company makes contributions on behalf of all Dutch employees of which $45,000 and $77,000 were made and expensed for the six months ended June 30, 2025 and calendar year 2024, respectively. Eligible employees in the United States are able to participate in a 401(k) defined contribution plan. The Company incurred $25,000 and $36,000 in 401(k) expense for the six months ended June 30, 2025 and calendar year 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officers and principal financial and accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s co-principal executive officers and its principal accounting and finance officer concluded that the Company’s disclosure controls and procedures as of June 30, 2025 were effective.

Management’s Transition Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025. In conducting its evaluation, our management used the criteria set forth by the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management believes our internal control over financial reporting was effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Controls performed at year-end were performed for this transition period ended June 30, 2025.

Item 9B. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

2025 Annual Meeting

The Board of Directors has established November 19, 2025 as the date of Lendway’s next annual meeting of stockholders (the “2025 Annual Meeting”). The exact time and location of the 2025 Annual Meeting will be specified in a definitive proxy statement, which will be filed with the SEC.

The date of the 2025 Annual Meeting is more than 30 days after the anniversary of Lendway’s prior annual meeting of stockholders, primarily because of the previously announced change in the Company’s fiscal year end from December 31 to June 30 of each calendar year. Stockholders who, in accordance with Rule 14a-8 under the Exchange Act, wish to present proposals (other than director nominations) for inclusion in the company’s proxy materials relating to the 2025 Annual Meeting must follow the procedures provided in Rule 14a-8 and Lendway’s Bylaws. To be timely, such proposals must be delivered to or mailed and received by our corporate secretary on or before the close of business on August 29, 2025, which is a reasonable time before printing and mailing of our proxy materials for the meeting.

Stockholders who intend to propose an item of business for consideration at the 2025 Annual Meeting, but not have it included in Lendway’s proxy statement, or intending to nominate a person for election as a director at the 2025 Annual Meeting, must provide timely written notice of such proposal or nomination. To be timely under our Bylaws, such notice must be delivered to or mailed and received by our corporate secretary no later than the close of business on August 29, 2025, and must contain the information specified in the Bylaws.

In addition to satisfying the foregoing requirements under our Bylaws, to comply with the universal proxy rules, Stockholders who intend to solicit proxies in support of director nominees other than our nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act, no later than September 20, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III.

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the annual meeting of stockholders to be held in 2025 we intend to file with the SEC (the “Proxy Statement”). Except for those portions specifically incorporated in this Transition Report on Form 10-KT by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Transition Report on Form 10-KT.

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated into this Item by reference is the information appearing under the headings “Proposal One – Election of Directors,” “Corporate Governance and Board Matters,” “Submission of Stockholder Proposals and Nominations” and, if any, “Delinquent Section 16(a) Reports,” in the Proxy Statement.

Information about our Executive Officers

As of the date of filing this Transition Report on Form 10-KT, the following individuals were executive officers of the Company.

Name	Age	Position
Mark R. Jundt	45	Co-Chief Executive Officer
Daniel C. Philp	40	Co-Chief Executive Officer
Elizabeth E. McShane	47	Chief Financial Officer, Treasurer and Secretary
Werner F. Jansen	35	Chief Executive Officer of Bloomia B.V.

Mark R. Jundt has served as Co-Chief Executive Officer since June 2024 and Chairman of the Board since 2023. He also has served as General Counsel & Corporate Secretary of Air T, Inc. (Nasdaq: AIRT) since 2018. In this role, Mr. Jundt provides strategy, risk management, governance and legal oversight. Prior to that role, Mr. Jundt oversaw the Global Litigation function at CHS Inc., a Fortune 100 grain and energy company. Mr. Jundt has extensive experience in corporate governance, mergers and acquisitions, and litigation. He holds a Bachelor of Business Administration from North Dakota State University and a law degree from Hamline University.

Daniel C. Philp has served as Co-Chief Executive Officer since June 2024. He also has served as Senior Vice President of Corporate Development at Air T, Inc. (Nasdaq: AIRT) since 2014. In this role, Mr. Philp oversees the investigation of new business lines, acquisition targets and other strategic initiatives for Air T. Prior to that role, Mr. Philp worked as an Event Driven/Special Situations investment analyst/trader for Whitebox Advisors, where he was responsible for generating and evaluating non-market correlated investment opportunities as well as structured convertible PIPE (Private Issuance of Public Equity) transactions. Mr. Philp holds a BA from St. John’s University.

Elizabeth E. McShane has served as Chief Financial Officer, Treasurer and Secretary since May 2024. Ms. McShane most recently served as Vice President and Corporate Controller at Regis Corporation from October 2021 to May 2024. In that role, Ms. McShane oversaw accounting, tax, reporting and risk management. Previously, she served as Associate Vice President Consolidations, Technical Accounting and Reporting from 2018 to October 2021. She started her professional career at KPMG, building a foundation in public accounting and she honed her SEC reporting skills as Director of SEC Reporting at Heidrick and Struggles. Ms. McShane holds a Bachelor of Business Administration and Master of Science Accountancy degrees, both from the Mendoza College of Business at the University of Notre Dame.

Werner F. Jansen has served as the Chief Executive Officer of Bloomia B.V. since June 2022. Previously, he served as General Manager of Fresh Tulips USA, LLC, then a wholly owned subsidiary of Bloomia B.V., comprising its U.S. operations of Bloomia, from 2018 to June 2022. From 2016 to 2022, he served as Director of Information and Communications Technology (ICT). Born and raised in the Netherlands, Mr. Jansen holds a Bachelor of Art degree in International Management from University of Westminster, UK and a Master of Art degree in Finance and Management from Cranfield University, UK. Over the past 12 years, Mr. Jansen has developed a broad set of skills at the Bloomia level and has developed a strategic view of the cut flower industry globally and a vision for Bloomia’s growing role in the cut tulips market.

There are no family relationships among any of the executive officers and directors of the Company.

Code of Ethics/Code of Conduct

We have in place a “code of ethics” within the meaning of Item 406 of Regulation S-K, which is applicable to our senior financial management, including specifically our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is available on our website (www.lendway.com) under the “Corporate Governance” caption. We intend to satisfy our disclosure obligations regarding any amendment to, or a waiver from, a provision of this code of ethics by posting such information on the same website. We are not including the information contained on our website as part of, or incorporating it by reference into, this report or any other filing or document submitted to the SEC.

Insider Trading Policies and Procedures

We have adopted an insider trading policy that governs the purchase, sale, and other dispositions and transactions in our securities by our directors, officers and employees, which is reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as applicable listing standards. Our insider trading policy is filed as Exhibit 19 to this Transition Report on Form 10-KT.

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

Item 14. Principal Accountant Fees and Services

The information regarding principal accounting fees and services appearing under the heading “Proposal Three - Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following financial statements of Lendway, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2025, December 31, 2024 and 2023

Consolidated Statements of Operations and Comprehensive income (loss) for the six months ended June 30, 2025 and calendar years 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2025 and calendar years 2024 and 2023

Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and calendar years 2024 and 2023

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

Exhibit 2.1 to Form 8-K filed February 26, 2024

3.1	Certificate of Incorporation	Exhibit 3.1 to Form 8-K filed August 9, 2023

3.2	Bylaws	Exhibit 3.2 to Form 8-K filed August 9, 2023

4.1	Description of Securities	Exhibit 4.1 to Annual Report on Form 10-K for the calendar year ended December 31, 2023

**10.1	Employment Agreement with Zackery A. Weber dated September 10, 2021	Exhibit 10.1 to Form 8-K filed September 16, 2021

**10.2	Retention Agreement with Zackery A. Weber dated January 13, 2023	Exhibit 10.2 to Form 8-K filed January 19, 2023

**10.3	Letter Agreement with Zackery A. Weber dated August 4, 2023	Exhibit 10.1 to Form 8-K filed August 9, 2023

**10.4	Employment Agreement with Randy Uglem dated March 31, 2023	Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2023

**10.5	2018 Equity Incentive Plan	Exhibit 99.1 to Registration Statement on Form S-8, Reg. No. 333-226670

**10.6	Form of Restricted Stock Award Agreement for Directors under 2018 Equity Incentive Plan	Exhibit 10.4 to Form 10-Q for the quarterly period ended June 30, 2024

Exhibit Number	Description	Incorporated by Reference To
**10.7	Employee Stock Purchase Plan, as amended	Exhibit 99.2 to Registration Statement on Form S-8, filed August 8, 2018

**10.8	Deferred Compensation Plan for Directors	Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2018

**10.9	Form of Retention Agreement	Exhibit 10.2 to Form 8-K filed September 16, 2021

**10.10	Form of Annual Cash Incentive Compensation Agreement for fiscal year ending December 31, 2024	Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2024

10.11	Bridge Loan Agreement, dated February 22, 2024, by and between Botman Bloembollen B.V., W.F. Jansen, H.J. Strengers, Tulp 24.1, LLC, Tulipa Acquisitie Holding B.V. and the Company	Exhibit 10.1 to Form 8-K filed February 26, 2024

10.12	Bridge Loan Agreement, dated February 22, 2024, by and between Botman Bloembollen B.V. and Tulipa Acquisitie Holding B.V.	Exhibit 10.2 to Form 8-K filed February 26, 2024

*10.13

Credit Agreement, dated February 20, 2024, by and among the Company, TULP 24.1, LLC, Tulipa Acquisitie Holding B.V., Bloomia B.V., Fresh Tulips USA, LLC, and Associated Bank, N.A., a national banking association

Exhibit 10.3 to Form 8-K filed February 26, 2024

10.14	Amended and Restated Limited Liability Company Agreement, dated February 22, 2024, by and among the Company, Tulp 24.1, LLC and Werner F. Jansen	Exhibit 10.4 to Form 8-K filed February 26, 2024

10.15	Management Services Agreement, dated February 22, 2024, by and between the Company and Tulp 24.1, LLC	Exhibit 10.5 to Form 8-K filed February 26, 2024

10.16	Lease Agreement, dated July 1, 2021, by and between Horti-Group, LLC and Fresh Tulips USA, LLC dba Bloomia	Exhibit 10.6 to Form 8-K filed February 26, 2024

**10.17	Employment Agreement with Elizabeth E. McShane dated May 2, 2024	Exhibit 10.1 to Form 8-K filed May 6, 2024

**10.18	Letter Agreement with Zackery A. Weber dated April 16, 2024	Exhibit 10.2 to Form 8-K filed May 6, 2024

**10.19	Employment Agreement with Werner Jansen dated February 20, 2024, by and between Fresh Tulips USA, LLC and Werner Jansen	Exhibit 10.1 to Form 10-Q for quarterly period ended March 31, 2024

**10.20	Bonus Plan Agreement with Werner Jansen dated February 19, 2024, by and between Fresh Tulips USA, LLC and Werner Jansen	Exhibit 10.2 to Form 10-Q for quarterly period ended March 31, 2024

**10.21	Employment Agreement with Mark R. Jundt dated June 11, 2024	Exhibit 10.1 to Form 8-K filed June 11, 2024

Exhibit Number	Description	Incorporated by Reference To
**10.22	Employment Agreement with Daniel C. Philp dated June 11, 2024	Exhibit 10.2 to Form 8-K filed June 11, 2024

**10.23	Consulting Agreement with Zackery Weber dated June 3, 2024	Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2024

10.24	Amended and Restated Delayed Draw Term Note with Air T, Inc. dated September 27, 2024	Exhibit 10.1 to Form 8-K filed October 1, 2024

10.25

First Amendment to Credit Agreement, dated October 16, 2024, by and among the Company, TULP 24.1, LLC, Tulipa Acquisite Holding B.V., Bloomia B.V., Fresh Tulips USA, LLC, and Associated Bank. N.A., a national banking association

Exhibit 10.1 to Form 8-K filed October 22, 2024

19.1	Insider Trading Policy	Exhibit 19.1 to Form 10-K for the calendar year ended December 31, 2024.

21.1	List of Subsidiaries	Exhibit 21.1 to Form 10-K for the calendar year ended December 31, 2024.

+23.1	Consent of Independent Registered Public Accounting Firm

+24.1	Powers of Attorney

+31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

+31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

++32	Section 1350 Certifications

97	Compensation Recoupment Policy	Exhibit 97 to Form 10-K for the calendar year ended December 31, 2023

+101

The following materials from Lendway Inc.’s Transition Report on Form 10-KT for the transition period ended June 30, 2025 are filed herewith, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity (iv) Statements of Cash Flows, (v) Notes to Financial Statements, (vi) Cybersecurity, (vii) the information set forth in Part II, Item 9B, and (viii) Insider Trading Policies and Procedures.

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

**	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-KT.
+	Filed herewith.
++	Furnished herewith.

Item 16. Form 10-KT Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDWAY, INC.

Date: August 28, 2025	By:	/s/ Mark R. Jundt
Mark R. Jundt
Co-Chief Executive Officer

Date: August 28, 2025	By:	/s/ Daniel C. Philp
Daniel C. Philp
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark R. Jundt	Co-Chief Executive Officer, Director, and Chairman of the Board	August 28, 2025
Mark R. Jundt	(principal executive officer)

/s/ Daniel C. Philp	Co-Chief Executive Officer and Director	August 28, 2025
Daniel C. Philp	(principal executive officer)

/s/ Elizabeth E. McShane	Chief Financial Officer	August 28, 2025
Elizabeth E. McShane	(principal financial and accounting officer)

*	Director	August 28, 2025
Mary H. Herfurth

*	Director	August 28, 2025
Chad B. Johnson

*	Director	August 28, 2025
Matthew R. Kelly

*	Director	August 28, 2025
Nicholas J. Swenson

*Elizabeth E. McShane, by signing her name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to Powers of Attorney duly executed by such persons.

Date: August 28, 2025	By:	/s/ Elizabeth E. McShane
Elizabeth E. McShane
Attorney-in-Fact