Form 10-Q
period 2025-09-30
LENDWAY, INC.
filed 2025-11-10
CIK 875355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2025

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒.

Number of shares outstanding of Common Stock, $.01 par value, as of November 6, 2025 was 1,769,599.

Lendway, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lendway, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

Values are rounded to the nearest thousand dollars and thousand shares

	September 30, 2025	June 30, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,840,000	$906,000
Accounts receivable - net of allowances for credit losses of $122 and $122, respectively	2,347,000	5,124,000
Inventories	18,799,000	6,697,000
Prepaid expenses and other current assets	2,428,000	2,122,000
Total current assets	25,414,000	14,849,000
Noncurrent assets
Property and equipment, net	11,056,000	11,433,000
Equity-method investment	240,000	216,000
Goodwill	11,138,000	11,128,000
Intangible assets, net	24,425,000	24,806,000
Operating lease right-of-use assets	31,971,000	32,306,000
Finance lease right-of-use assets	547,000	310,000
Long-term receivable	240,000	240,000
Other assets	—	814,000
Total noncurrent assets	79,617,000	81,253,000
Total assets	$105,031,000	$96,102,000
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$4,648,000	$1,748,000
Accrued compensation	326,000	385,000
Accrued expenses and other current liabilities	3,508,000	4,934,000
Current portion of operating lease liabilities	1,249,000	1,184,000
Current portion of finance lease liabilities	117,000	71,000
Current portion of debt	1,895,000	1,870,000
Related party note payable	2,407,000	3,559,000
Total current liabilities	14,150,000	13,751,000
Long-term liabilities:
Operating lease liabilities, net of current portion	31,612,000	31,896,000
Finance lease liabilities, net of current portion	461,000	254,000
Long-term debt, net	36,851,000	28,354,000
Related party notes payable	4,023,000	—
Deferred tax liabilities, net	6,416,000	7,010,000
Total long-term liabilities	79,363,000	67,514,000
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value $0.01:
Authorized shares - 5,714,000
Issued and outstanding shares - 1,770,000 at both September 30, 2025 and June 30, 2025	17,000	17,000
Additional paid-in capital	16,291,000	16,278,000
Accumulated other comprehensive income	777,000	750,000
Accumulated deficit	(7,762,000)	(4,908,000)
Total stockholders’ equity attributable to Lendway, Inc.	9,323,000	12,137,000
Equity from noncontrolling interest	2,195,000	2,700,000
Total Stockholders’ equity	11,518,000	14,837,000
Total Liabilities and Stockholders’ equity	$105,031,000	$96,102,000

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Values are rounded to the nearest thousand dollars and thousand shares (Unaudited)

	Three Months Ended
	September 30,
	2025	2024
Revenue, net	$5,153,000	$6,628,000
Cost of goods sold	5,213,000	5,188,000
Gross (loss) profit	(60,000)	1,440,000
Sales, general and administrative expenses	2,983,000	2,791,000
Operating loss	(3,043,000)	(1,351,000)
Foreign currency transaction loss, net	253,000	46,000
Interest expense, net	822,000	800,000
Other income, net	(32,000)	(3,000)
Loss from continuing operations before income taxes	(4,086,000)	(2,194,000)
Income tax benefit	(721,000)	(736,000)
Net loss from continuing operations	(3,365,000)	(1,458,000)
Income from discontinued operations, net of tax	—	66,000
Net loss including noncontrolling interest	(3,365,000)	(1,392,000)
Less: Net loss attributable to noncontrolling interest	(511,000)	(267,000)
Net loss attributable to Lendway, Inc.	(2,854,000)	(1,125,000)
Other comprehensive income (foreign currency translation gain)	33,000	1,000
Less: Comprehensive income attributable to noncontrolling interest	6,000	—
Comprehensive loss attributable to Lendway, Inc.	$(2,827,000)	$(1,124,000)
Net loss per basic and diluted share attributable to Lendway, Inc.:
Continuing operations	$(1.61)	$(0.67)
Discontinued operations	—	0.04
Basic and diluted earnings per share	$(1.61)	$(0.64)
Weighted average shares used in calculation of net loss per share:
Basic and diluted	1,770,000	1,770,000

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Values are rounded to the nearest thousand dollars and thousand shares (Unaudited)

				Accumulated
			Additional	Other		Total Lendway		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
BALANCE JUNE 30, 2025 (Audited)	1,770,000	$17,000	$16,278,000	$750,000	$(4,908,000)	$12,137,000	$2,700,000	$14,837,000
Value of stock-based compensation	—	—	13,000	—	—	13,000	—	13,000
Net loss	—	—	—	—	(2,854,000)	(2,854,000)	(511,000)	(3,365,000)
Other comprehensive income	—	—	—	27,000	—	27,000	6,000	33,000
BALANCE SEPTEMBER 30, 2025	1,770,000	$17,000	$16,291,000	$777,000	$(7,762,000)	$9,323,000	$2,195,000	$11,518,000
								—
BALANCE JUNE 30, 2024	1,770,000	$17,000	$16,190,000	$37,000	$(2,339,000)	$13,905,000	$2,729,000	$16,634,000
Value of stock-based compensation	—	—	22,000	—	—	22,000	—	22,000
Net loss	—	—	—	—	(1,125,000)	(1,125,000)	(267,000)	(1,392,000)
Other comprehensive income	—	—	—	1,000	—	1,000	—	1,000
BALANCE SEPTEMBER 30, 2024	1,770,000	$17,000	$16,212,000	$38,000	$(3,464,000)	$12,803,000	$2,462,000	$15,265,000

See accompanying notes to the condensed consolidated financial statements.

Lendway, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Values are rounded to the nearest thousand dollars (Unaudited)

Three Months Ended September 30,	2025	2024
Operating Activities
Net loss including noncontrolling interest	$(3,365,000)	$(1,392,000)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	874,000	820,000
Amortization of deferred financing costs	26,000	38,000
Stock-based compensation expense	13,000	22,000
Noncash paid in-kind interest expense	465,000	400,000
Noncash operating lease expense	116,000	134,000
Deferred income taxes	(594,000)	(379,000)
Equity method investment income	(24,000)	—
Changes in operating assets and liabilities	(7,438,000)	(7,198,000)
Net cash used in operating activities	(9,927,000)	(7,555,000)
Investing Activities
Purchases of property and equipment	(46,000)	(47,000)
Receipts of escrow receivable	—	164,000
Net cash (used in) provided by investing activities	(46,000)	117,000
Financing Activities
Proceeds from revolving debt	8,575,000	5,056,000
Proceeds from related party note	4,000,000	2,000,000
Repayments of term loan	(450,000)	—
Repayments of related party note	(1,200,000)	—
Repayments of long-term debt	(17,000)	—
Principal payments on finance lease liabilities	(23,000)	(7,000)
Net cash provided by financing activities	10,885,000	7,049,000
Effect of exchange rate changes on cash	22,000	1,000
Net increase (decrease) in cash and cash equivalents	934,000	(388,000)
Cash and cash equivalents, beginning of period	906,000	1,721,000
Cash and cash equivalents, end of period	$1,840,000	$1,333,000
Supplemental cash flow information
Cash paid for interest	$319,000	$300,000
Cash paid for income taxes, net of tax refunds	$8,000	$21,000
Non-cash financing activities
Purchase of property and equipment included in accounts payable	$29,000	$—
Purchase of property and equipment included in debt	$—	$150,000

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

Year End. As previously reported, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to June 30 of each calendar year. As a result, the three months ended September 30, 2025 represent the first quarter of the fiscal year ending June 30, 2026 (“fiscal year 2026”).

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of the Company include all wholly and majority owned subsidiaries of the Company. Entities for which the Company owns an interest, does not consolidate, but exercises significant influence, are accounted for under the equity method of accounting and are included in equity method investments within the unaudited condensed consolidated balance sheets. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X and do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company’s consolidated financial statements as of and for the year ended June 30, 2025 included in the Company’s Transition Report on Form 10-KT filed with the SEC on August 28, 2025 (the “Form 10-KT”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.

Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. The tulip business tends to be seasonal, with the first and second calendar quarters being the strongest sales season. Accounts receivable and inventory balances are at their lowest levels in June and July following the strong sales season. Inventory balances peak in the first calendar quarter ahead of the primary selling season. Therefore, interim results are not necessarily indicative of results to be expected for the full fiscal year.

Significant Accounting Policies. We use the same accounting policies in preparing quarterly and annual financial statements. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.

Fair Value. The carrying amounts of certain financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other financial working capital items approximate their fair values at September 30, 2025 and June 30, 2025 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled. The carrying amount of debt approximates fair value due to the debt’s variable market interest rate.

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

Recently Adopted Accounting Pronouncements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to expand their income tax disclosures with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes and requires greater detail about significant reconciling items in the reconciliation. Additionally, the amendment requires disaggregated information pertaining to taxes paid, net of refunds received, for federal, state, and foreign income taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for fiscal year ended June 30, 2025 as reported in the Form 10-KT.

2. Revenue and related accounts.

Accounts Receivable, net. Accounts receivable are presented in the condensed consolidated balance sheets at their outstanding balances net of the allowance for credit losses. The allowance for credit losses was $122,000 at both September 30, 2025 and June 30, 2025. These receivables are generally trade receivables due in one year or less or expected to be billed and collected within one year. The Company estimates credit losses on accounts receivable in accordance with ASC 326 Financial Instruments - Credit Losses. The Company measures the allowance for credit losses on trade receivables on a collective (pool) basis when similar risk characteristics exist. The estimate for allowance for credit losses is based on a historical loss rate for each pool. Management considers qualitative factors such as changes in economic factors, regulatory matters, and industry trends to determine if an allowance should be further adjusted. The provision for credit losses is included in selling, general, and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

Prepaid Expenses and Other Current Assets. The Company records a prepaid expense when it has paid for a good or service that it has not yet incurred. As of September 30, 2025 and June 30, 2025, the Company had paid $329,000 and $887,000, respectively, for bulbs to be received in fiscal year 2026. The balance in prepaids and other current assets includes $813,000 of ex-force bulbs as of September 30, 2025. As of June 30, 2025, ex-force bulbs were included in other assets.

Revenue. The following table presents revenue disaggregated by customer, as determined by the operational nature of their industry:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
Supermarket	$4,874,000	$5,611,000
Wholesaler	259,000	792,000
Other	20,000	225,000
	$5,153,000	$6,628,000

During the three months ended September 30, 2025 and 2024, the Company had three customers that accounted for 10% or more of the total revenues. During the three months ended September 30, 2025, three customers accounted for approximately 32%, 19%, and 18% of revenues, respectively. During the three months ended September 30, 2024, three customers accounted for approximately 30%, 14%, and 13% of revenues, respectively. As of September 30, 2025, two of these customers also accounted for approximately 29% and 18% of accounts receivable, net. As of June 30, 2025, three customers accounted for approximately 26%, 15%, and 10% of accounts receivable, net. The loss of a major customer could adversely affect the Company’s operating results and financial condition.

Cost of Sales. Cost of sales consists primarily of costs to procure, sort, pick, cool, and transport bulbs. Additionally, cost of sales includes labor and facility costs related to production operations. Inventories are stated at the lower of cost, as determined on the first-in, first-out method, or net realizable value.

3. Inventories.

Inventories consisted of the following at:

	September 30, 2025	June 30, 2025
Finished goods	$88,000	$182,000
Work-in-process	1,409,000	1,333,000
Raw materials and packaging supplies	17,302,000	5,182,000
Inventories	$18,799,000	$6,697,000

4. Property and Equipment.

Property and equipment, net consisted of the following at:

	September 30, 2025	June 30, 2025
Machinery and equipment	$12,176,000	$12,092,000
Leasehold improvements	366,000	359,000
Bushes	489,000	489,000
Vehicles	400,000	393,000
Furniture and fixtures	199,000	199,000
Capitalized software	43,000	43,000
Construction in progress	240,000	240,000
Property and equipment, gross	13,913,000	13,815,000
Less: accumulated depreciation	(2,857,000)	(2,382,000)
Property and equipment, net	$11,056,000	$11,433,000

Depreciation expense was $460,000 and $436,000 for the three months ended September 30, 2025 and 2024, respectively. Depreciation of $442,000 and $18,000 was recorded within cost of sales and sales, general and administrative expenses, respectively, for the three months ended September 30, 2025. Depreciation of $408,000 and $28,000 was recorded within cost of sales and sales, general and administrative expenses, respectively, for the three months ended September 30, 2024.

5. Goodwill and Other Intangible Assets.

The following table summarizes the changes in goodwill:

Balance as of June 30, 2025	$11,128,000
Other - Foreign currency translation	10,000
Balance as of September 30, 2025	$11,138,000

Other intangible assets and related amortization are as follows:

			September 30, 2025		June 30, 2025
	Carrying	Useful Life	Accumulated	Net Carrying	Accumulated	Net Carrying
	Amount	(Years)	Amortization	Amount	Amortization	Amount
Tradename	$8,570,000	Indefinite	$—	$8,570,000	$—	$8,570,000
Customer relationships	18,300,000	12	2,445,000	15,855,000	2,064,000	16,236,000
	$26,870,000		$2,445,000	$24,425,000	$2,064,000	$24,806,000

For each of the three months ended September 30, 2025 and 2024, amortization of intangible assets expensed to operations was $381,000. The weighted average remaining amortization period for intangible assets as of September 30, 2025 and June 30, 2025 is approximately 10.4 years and 10.6 years, respectively.

Remaining estimated annual amortization expense is as follows for the fiscal years ended June 30:

Remainder of 2026	$1,144,000
2027	1,525,000
2028	1,525,000
2029	1,525,000
2030	1,525,000
Thereafter	8,611,000
Total	$15,855,000

6. Long-term debt, net.

The components of debt consisted of the following at:

	September 30, 2025	June 30, 2025
Amended Credit Agreement - term loan	$15,300,000	$15,750,000
Notes payable	12,750,000	12,750,000
Amended Credit Agreement - revolving credit facility	8,575,000	—
Paid in-kind interest (PIK)	2,459,000	2,065,000
Machinery financing loans	214,000	231,000
	$39,298,000	$30,796,000
Less: unamortized debt issuance costs	(252,000)	(272,000)
Total debt	$39,046,000	$30,524,000
PIK included in accrued expenses and other current liabilities	(300,000)	(300,000)
Less current maturities	(1,895,000)	(1,870,000)
Long-term debt, net of current maturities	$36,851,000	$28,354,000

To finance the acquisition of Bloomia the Company entered into a revolving credit and term loan agreement (the “Credit Agreement”), with Tulp 24.1 as the borrower (the “Borrower”) for a $18,000,000 term loan and a $6,000,000 revolving credit facility. The Company pays $450,000 of principal term loan payments quarterly. On October 16, 2024, the Company entered into a First Amendment to Credit Agreement to, among other things, temporarily increase the borrowing capacity under the revolving credit facility to $8,000,000 until March 31, 2205. On September 15, 2025, the Company, as parent guarantor, entered into a Second Amendment to Credit Agreement (the Credit Agreement, as amended by the First Amendment to Credit Agreement and the Second Amendment to Credit Agreement, the “Amended Credit Agreement”), together with its direct and indirect subsidiaries Tulp 24.1, LLC, as borrower, and each of Tulipa Acquisitie Holding B.V., Bloomia B.V., and Fresh Tulips USA, LLC, as guarantors, with Associated Bank, N.A., a national banking association. Under the Amended Credit Agreement, among other things, the revolving facility capacity was temporarily increased from $6,000,000 to $10,000,000 and the definition of eligible inventory will continue to include inventory in the Netherlands, in each case until April 30, 2026. Additionally, the senior cash flow leverage ratio covenant levels were revised.

Commencing September 30, 2025, the interest rate for all loans under the facility will be based on a term SOFR rate for an interest period selected by the Company plus an applicable margin, with a range from 3.00% to 4.00% based on the Company’s cash flow leverage ratio. As of September 30, 2025, the Company had an outstanding balance of $8,575,000 under the revolving facility. The revolving credit facility may be used by the Company for general business purposes and working capital, subject to availability under a borrowing base consisting of 80% of eligible accounts receivable and generally 50% of eligible inventory.

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

As of September 30, 2025 and June 30, 2025, there were $385,000 of debt issuance costs related to the term loan, net of amortization of $133,000 and $113,000, respectively, which have been presented as a direct deduction from long-term debt in the accompanying condensed consolidated balance sheets. As of September 30, 2025 and June 30, 2025, there were $128,000 of deferred financing costs related to the revolving credit facility, net of amortization of $41,000 and $35,000, respectively, which have been presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

The Company incurred $319,000 and $419,000 of interest expense on the term loans and revolving facility in the three months ended September 30, 2025 and 2024, respectively. In addition, the Company incurred non-cash paid-in-kind interest of $394,000 and $392,000 on the seller notes facility in the three months ended September 30, 2025 and 2024, respectively. Term loan, revolving credit facility and paid-in-kind interest are included in interest expense, net on the condensed consolidated statements of operations and comprehensive loss.

The combined aggregate maturities for the fiscal years ended June 30 are as follows:

Remainder of 2026	$1,403,000
2027	1,861,000
2028	1,826,000
2029	34,162,000
2030	29,000
Thereafter	17,000
$39,298,000

7. Related Party Notes Payable

On August 15, 2024, and as amended on September 27, 2024 and January 15, 2025, the Company entered into an unsecured Delayed Draw Term Note (the “2024 Note”) with Air T Inc. (“Air T”) pursuant to which Air T has agreed to advance from time to time until August 15, 2026, but not on a revolving basis, up to $3,750,000 to fund the Company’s operations. The 2024 Note remains scheduled to mature, and all principal and accrued but unpaid interest will become due on August 15, 2029, subject to Air T’s right to demand payment on or after February 15, 2026. Air T Inc. beneficially owns greater than 10% of our outstanding Common Stock and is a member of a group of stockholders that collectively owns approximately 40% of our outstanding common stock. Amounts outstanding under the 2024 Note bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default, and the interest accrued and deferred until the maturity date. As of September 30, 2025 and June 30, 2025, the Company had $2,150,000 and $3,350,000, respectively, principal outstanding under the 2024 Note. Interest expense incurred during the three months ended September 30, 2025 and 2024 was $48,000 and $8,000, respectively, which is included in noncash paid in-kind interest expense on the condensed consolidated statements of cash flows. The 2024 Note is included total current liabilities on the condensed consolidated balance sheets as of September 30, 2025 and June 30, 2025.

On September 15, 2025, the Company entered into unsecured Promissory Notes (collectively, the “2025 Notes”) with Air T, AO Partners I, L.P. (“AO Partners Fund”), and Gary S. Kohler (“Kohler,” and, together with Air T and AO Partners Fund, the “Note Lenders”), pursuant to which the Note Lenders have agreed to lend to the Company a total of $4,000,000, in the amounts of $1,100,156, $1,699,844, and $1,200,000, respectively. Kohler is Chief Investment Officer and Portfolio Manager of BCCM Advisors, LLC, which, according to Schedule 13G filed with the SEC on October 15, 2025, beneficially owned approximately 8.9% of our outstanding Common Stock as of September 23, 2025. Amounts outstanding on the 2025 Notes are included in total noncurrent liabilities on the condensed consolidated balance sheets as of September 30, 2025. Proceeds from the 2025 Notes are expected to be used to fund operations of the Bloomia business. Amounts outstanding under the 2025 Notes bear interest at a fixed rate of 13.5% per year. Interest expense incurred during the three months ended September 30, 2025 was $23,000, which is included in noncash paid in-kind interest expense on the condensed consolidated statements of cash flows. The 2025 Notes are scheduled to mature and all principal and accrued but unpaid interest will become due on June 1, 2027. The 2025 Notes restrict the Company’s ability to obtain additional indebtedness, either directly or through its subsidiaries, other than existing indebtedness and usual and customary indebtedness incurred in the operation of the Company’s business, which restriction may be waived by the Note Lenders holding a majority interest in the 2025 Notes. No closing or origination fees are being paid to any Note Lender.

8. Leases.

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

The weighted average remaining lease term and weighted average discount rate were as follows at:

	September 30, 2025	June 30, 2025
Weighted average remaining lease term (years)
Finance leases	5.5	5.8
Operating leases	13.1	13.4
Weighted average discount rate applied
Finance leases	8.1%	8.1%
Operating leases	8.2%	8.2%

The components of lease expense from continuing operations are as follows within our condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
Operating lease expense:
Operating lease cost	$1,068,000	$1,061,000
Short-term and variable lease cost	83,000	67,000
Finance lease expense:
Finance lease cost - amortization	33,000	8,000
Finance lease cost - interest	10,000	—
Total lease expense	$1,194,000	$1,136,000

Supplemental cash flow information related to leases where the Company is the lessee is as follows:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
Operating cash flows from operating leases	$952,000	$927,000
Operating cash flows from finance leases	10,000	—
Financing cash flows from finance leases	23,000	8,000
Leased assets obtained in exchange for operating lease liabilities	60,000	—
Leased assets obtained in exchange for finance lease liabilities	267,000	62,000

The maturities of the operating and finance lease liabilities for the fiscal years ended June 30 are as follows:

	Operating Leases	Finance Leases
Remainder of 2026	$2,903,000	$117,000
2027	3,934,000	156,000
2028	3,922,000	156,000
2029	3,809,000	130,000
2030	3,870,000	96,000
Thereafter	36,129,000	35,000
Total lease payments	54,567,000	690,000
Less discount to present value	(21,706,000)	(112,000)
Lease liability balance	$32,861,000	$578,000

9. Income Taxes.

For the three months ended September 30, 2025 and 2024, the Company recorded an income tax benefit of $721,000 and $736,000 on the loss from continuing operations before income taxes, respectively. For the three months ended September 30, 2025, the Company recorded income tax benefit of 17.6% on loss from continuing operations. For the three months ended September 30, 2025, the rate differs from the federal statutory rate of 21% due to state taxes, foreign taxes, and other permanent items. For the three months ended September 30, 2024, the Company recorded an income tax benefit of 33.5% on loss from continuing operations. For the three months ended September 30, 2024, the rate differs from the federal statutory rate of 21% due to state taxes, valuation allowance change, nondeductible transaction costs, and other permanent items.

10. Net Loss per Share.

Basic net loss per share is computed by dividing net loss by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units and awards. Diluted net loss per share gives effect to all diluted potential common shares outstanding during the year.

In determining diluted net loss per share, the Company considers whether the result of the incremental shares would be antidilutive. During the three months ended September 30, 2025 and 2024, the Company was in a net loss position and the result of the potentially dilutive securities was determined to be antidilutive and therefore, no incremental shares are included in the per share calculations.

Weighted average common shares outstanding for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended
	September 30,
	2025	2024

Denominator for basic net loss per share - weighted average shares	1,770,000	1,770,000
Effect of dilutive equity awards	—	—
Denominator for diluted net loss per share - weighted average shares	1,770,000	1,770,000

11. Commitments and Contingencies.

Litigation. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of September 30, 2025, the Company was not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere, including Part II, Item 1A, in this Quarterly Report on Form 10-Q and the “Risk Factors” described in Part I, Item 1A, of our Annual Transition Report on Form 10-KT for the transition period ended June 30, 2025, our Current Reports on Form 8-K and our other SEC filings.

Fiscal Year End Change

As previously reported, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to June 30 of each calendar year. As a result, the three months ended September 30, 2025 represent the first quarter of fiscal year 2026.

Company Overview

The Company is a specialty agricultural company focused on making and managing its agricultural investments in the United States and internationally.

On February 22, 2024, the Company acquired majority ownership in Bloomia, which produces and sells fresh-cut tulips.

Bloomia was founded in the Netherlands and has grown to become a leader in the fresh cut tulip industry in the U.S. Bloomia nurtured over 75 million tulip stems in 2024. Bloomia operates from three strategically positioned locations in the United States, the Netherlands, and South Africa, and also has a 30% interest in a greenhouse business in Chile.

Bloomia operates greenhouses to hydroponically grow tulips at its United States and South Africa locations. The Company has invested in automation in its U.S. greenhouse in recent years that has increased production efficiency. Bloomia has historically sourced tulip bulbs from producers in the Netherlands, Chile, and New Zealand, which provides for year-round supply. Bulbs from the Southern Hemisphere are generally used from August to December, with the Northern Hemisphere bulbs used the remainder of the year.

In the United States, Bloomia has established business relationships with prominent retailers. A small number of mass-market retailers in the U.S. have historically accounted for more than 99% of Bloomia’s total annual sales. Bloomia aims to offer premium tulip stems, the result of sourcing larger bulbs, that have a longer shelf life than imported stems. Growing tulip stems domestically allows for higher margins because the freight costs for importing bulbs by sea have been substantially less than the costs associated with importing stems by air. Additionally, the Company pays less in tariffs importing bulbs versus fully grown stems.

In the Netherlands, Bloomia’s office facilitates the sourcing of bulbs, conditioning to prepare bulbs for planting, and shipping of bulbs to its United States and South Africa facilities.

In South Africa, Bloomia’s wholly owned subsidiary operates a greenhouse that has produced an average of approximately 3.5 million tulip stems per year over the last five years. The facility is capable of growing tulips hydroponically year-round and sells the majority of tulip stems to one large retailer.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and comprehensive loss as a percentage of total revenue, net.

	Three Months Ended
	September 30,
	2025	2024

Revenue, net	$5,153,000	$6,628,000
Cost of goods sold	5,213,000	5,188,000
Gross (loss) profit	(60,000)	1,440,000
Gross (loss) profit as a percent of revenue	(1.2)%	21.7%
Sales, general and administrative expenses	2,983,000	2,791,000
Operating loss	(3,043,000)	(1,351,000)
Operating loss as a percent of revenue	(59.1)%	(20.4)%
Foreign currency transaction loss, net	253,000	46,000
Interest expense, net	822,000	800,000
Other income, net	(32,000)	(3,000)
Loss from continuing operations before income taxes	(4,086,000)	(2,194,000)
Income tax benefit	(721,000)	(736,000)
Net loss from continuing operations	(3,365,000)	(1,458,000)
Income from discontinued operations, net of tax	—	66,000
Net loss including noncontrolling interest	(3,365,000)	(1,392,000)
Less: Net loss attributable to noncontrolling interest	(511,000)	(267,000)
Net loss attributable to Lendway, Inc.	$(2,854,000)	$(1,125,000)

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenue, Net. Revenue, net for the three months ended September 30, 2025 and 2024 was $5,153,000 and $6,628,000, respectively. The decrease in revenue is due to strategically growing tulips earlier in the calendar year to meet higher demand near Mother’s Day, resulting in fewer stems to sell this quarter. Additionally, the Company purchased fewer Dutch bulbs in 2024, so there were less stems to grow at the end of the Dutch bulb season, which is typically July and August. Management expects revenue to increase in the remaining quarters of fiscal year 2026 as a result of more bulbs in inventory which the Company will grow into stems to sell, subject to normal growing risks.

Gross Margin. Gross loss for the three months ended September 30, 2025 was $60,000, or (1.2)% as a percentage of revenue, compared to gross profit of $1,440,000, or 21.7%, for the three months ended September 30, 2024. The Company strategically accelerated the growing of stems to meet spring demand which led to less stems available for sale in the quarter to cover fixed costs such as rent. The decrease in margin is also due to an increase in the average price per bulb, tariffs, and an increase in freight costs, partially offset by a price increase. Management expects gross margin to improve in the remaining quarters of fiscal year 2026 as the Company has more bulbs to grow into stems to sell.

Sales, general and administrative. Sales, general and administrative expenses for the three months ended September 30, 2025 were $2,983,000 compared to $2,791,000 for the three months ended September 30, 2024. The increase was primarily due to the timing of payroll credits reducing general and administrative costs in the prior year and an increase in sales expenses, partially offset by executive transition costs in the prior year.

Interest Expense, net. Interest expense for the three months ended September 30, 2025 and 2024 was $822,000 and $800,000, respectively. The increase is due to higher debt levels as the Company accrues interest on the seller note interest and an increased aggregate balance of related party notes outstanding at increased interest rates.

Income Taxes. For the three months ended September 30, 2025 and 2024, the Company recorded income tax benefit of 17.6% and 33.5%, respectively. See Note 9 in the condensed consolidated financial statements.

Income from Discontinued Operations, Net of Tax. For the three months ended September 30, 2024, income from discontinued operations of $66,000 is a result of the reduction in the accrual for sales tax due to the expiration of the statute of limitations. The Company does not expect income or loss from discontinued operations in fiscal year 2026.

Net loss attributable to noncontrolling interest. The 18.6% noncontrolling interest in Tulp 24.1’s loss was $511,000 for the three months ended September 30, 2025 compared to a loss of $267,000 for the three months ended September 30, 2024. The increase is primarily due to the higher operating loss.

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

Included below is a reconciliation of EBITDA to net loss from continuing operations, the most directly comparable GAAP measure.

	Three Months Ended
	September 30,
	2025	2024
Net loss from continuing operations	$(3,365,000)	$(1,458,000)
Interest expense, net	822,000	800,000
Income tax benefit	(721,000)	(736,000)
Depreciation and amortization	874,000	820,000
EBITDA	$(2,390,000)	$(574,000)

Liquidity and Capital Resources

The Company has financed its operations with proceeds from sales of its tulips and credit draws. The Company’s liquidity varies during the year. The majority of cash is collected in the first half of the calendar year, and the majority of payments, primarily to purchase tulip bulbs, occur in the second half of the calendar year. At September 30, 2025, the Company’s working capital (defined as current assets less current liabilities) was $11,264,000 compared to $1,098,000 at June 30, 2025. The increase is due to the Company purchasing approximately $11,000,000 Dutch tulip bulbs in the quarter, of which $4,000,000 was financed through long-term notes. This increase is offset by lower accounts receivable due to lower sales due to seasonality.

Operating Activities of Continuing Operations. Net cash used in operating activities during the three months ended September 30, 2025 was $9,927,000 compared to cash use of $7,555,000 in the three months ended September 30, 2024. The Company purchases the majority of its bulbs from growers in the Netherlands in September. Bulbs are priced in Euro. The increase in cash used in the period is due to an increase in the Euro price of bulbs purchased and the increase in the Euro to dollar rate.

Investing Activities of Continuing Operations. Net cash used in investing activities during the three months ended September 30, 2025 was $46,000 compared to cash provided of $117,000 in the three months ended September 30, 2024. Our low level of capital expenditures is a result of our strategic decision to meet our operational needs through equipment leasing rather than outright ownership.

Financing Activities. Net cash provided by financing activities during the three months ended September 30, 2025 was $10,885,000. The Company drew $8,575,000 on its revolving line of credit and entered into notes of $4,000,000 primarily to purchase tulip bulbs in the quarter. In the three months ended September 30, 2024, the Company drew $5,056,000 on its revolver and $2,000,000 in notes to fund bulb purchases.  The increase reflects the higher average cost per bulb and the higher Euro rate.

On September 15, 2025, the Company, as parent guarantor, entered into a Second Amendment to the existing Credit Agreement dated February 20, 2024 and previously amended on October 16, 2024. Under the Credit Agreement, as amended (the “Credit Agreement”), among other things, the revolving facility capacity was temporarily increased from $6,000,000 to $10,000,000 and the definition of eligible inventory will continue to include inventory in the Netherlands, in each case until April 30, 2026. Additionally, the senior cash flow leverage ratio covenant levels were further revised. Commencing September 30, 2025, the interest rate for all loans under the facility will be based on a term SOFR rate for an interest period selected by the Company plus an applicable margin, with a range from 3.00% to 4.00% based on the Company’s cash flow leverage ratio. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the ability of Tulp 24.1 and its subsidiaries to incur additional indebtedness, dispose of significant assets and make distributions or pay dividends to the Company. The Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to terminate their commitments and accelerate loans under the Amended Credit Agreement, including failure to make payments under the credit facility, failure to comply with covenants in the Amended Credit Agreement and other loan documents, cross default to other material indebtedness of Tulp 24.1 or any of its subsidiaries, failure of Tulp 24.1 or any of its subsidiaries to pay or discharge material judgments, bankruptcy of Tulp 24.1 or any of its subsidiaries, and change of control of the Company. The Company expects to be in compliance with these financial covenants for at least the next twelve months.

The term loan is repaid in quarterly installments of $450,000, which began in June 2024. The remaining outstanding balance will be repaid in full after five years. The scheduled maturity of the revolving facility is February 20, 2029.

The obligations under the Credit Agreement are secured by substantially all of the personal property assets of Tulp 24.1 and its subsidiaries. The Company also provided an unsecured guaranty of the obligations of Tulp 24.1.

As part of the financing of the acquisition, Tulp 24.1 entered into notes payable with the sellers. Notes payable for $12,750,000 have a term of five years, subject to requiring principal payments based on “excess cash flow” as defined. Interest is at 8% per annum in the first year and increases annually by 2 percentage points.

On August 15, 2024, and as amended on September 27, 2024 and January 15, 2025, the Company entered into an unsecured Delayed Draw Term Note (the “2024 Note”) with Air T pursuant to which Air T has agreed to advance from time to time until August 15, 2026, but not on a revolving basis, up to $3,750,000 to fund the Company’s operations. The 2024 Note remains scheduled to mature, and all principal and accrued but unpaid interest will become due on August 15, 2029, subject to Air T’s right to demand payment on or after February 15, 2026. Amounts outstanding under the 2024 Note bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default, and is accrued and deferred until maturity. As of September 30, 2025, the balance due under this note was $2,150,000.

On September 15, 2025, the Company entered into unsecured Promissory Notes (collectively, the “2025 Notes”) with Air T, AO Partners I, L.P. (“AO Partners Fund”), and Gary S. Kohler (“Kohler,” and, together with Air T and AO Partners Fund, the “Note Lenders”), pursuant to which the Lenders have agreed to lend to the Company a total of $4,000,000, in the amounts of $1,100,156, $1,699,844, and $1,200,000, respectively. Proceeds from the notes are expected to be used to fund operation of the Bloomia business. Amounts outstanding under the 2025 Notes bear interest at a fixed rate of 13.5% per year. The 2025 Notes are scheduled to mature and all principal and accrued but unpaid interest will become due on June 1, 2027. The 2025 Notes restrict the Company’s ability to obtain additional indebtedness, either directly or through its subsidiaries, other than existing indebtedness and usual and customary indebtedness incurred in the operation of the Company’s business, which restriction may be waived by the Lenders holding a majority interest in the 2025 Notes.

Kohler is the Chief Investment Officer and Portfolio Manager of BCCM Advisors, LLC, which, according to a Schedule 13G filed with the SEC on October 15, 2025, beneficially owned approximately 8.9% of our outstanding Common Stock as of September 23, 2025. Air T beneficially owns greater than 10% of our outstanding Common Stock and is a member of a group of stockholders that collectively owns approximately 40% of our outstanding common stock. Additionally, our current director and Co-Chief Executive Officer, Mark R. Jundt, serves as General Counsel and Corporate Secretary of Air T, current director and Co-Chief Executive Officer, Daniel C. Philp, serves as Senior Vice President of Corporate development at Air T, and current director Nicholas J. Swenson serves as President and Chief Executive Officer of Air T and is himself a member of the stockholder group. The entry into the 2024 Note and 2025 Notes were approved in advance by the Audit Committee of our Board of Directors in accordance with our Related Person Transaction Approval Policy and by a vote of solely independent directors who have no relationship with Air T.

The Company expects that cash from operations combined with funds available under the Credit Facility, the 2024 Note and the 2025 Notes will provide sufficient credit availability to support its ongoing operations, fund its debt service requirements, capital expenditures and working capital for at least the next 12 months.

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

Critical Accounting Estimates

A discussion of our critical accounting estimates is contained in our Transition Report on Form 10-KT for the transition period ended June 30, 2025. There have been no changes to our critical accounting estimates from those disclosed on our Form 10-KT for the transition period ended June 30, 2025.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this report that are not statements of historical or current facts are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “likely,” “may,” “plan,” “project,” “will” and similar expressions identify forward-looking statements. Forward-looking statements include statements expressing the intent, belief or current expectations of the Company and members of our management team regarding, for instance: (i) our belief that our cash balance, cash generated by operations and borrowings available under our Credit Agreement, will provide adequate liquidity and capital resources for at least the next twelve months and (ii) regarding the potential for growth and other opportunities for our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. These statements are subject to the risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (1) our ability to compete, (2) concentration of revenue among a small number of customers, (3) dependency on Dutch tulip bulbs, (4) changes in interest rates, (5) ability to comply with the requirements of the Credit Agreement and operate within its restrictions, (6) economic and market conditions that may restrict or delay appropriate or desirable opportunities, (7) our ability to develop and maintain necessary processes and controls relating to our businesses (8) reliance on one or a small number of employees, (9) our ability to generate enough cash or secure enough capital to execute our business plans, (10) our ability to obtain seasonal workers, (11) other economic, international, business, market, financial, competitive and/or regulatory factors affecting the Company’s businesses generally; (12) exchange rate fluctuations; (13) tariffs; and (14) the availability of additional capital on desirable terms, if at all. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in this report and additional risks, if any, identified in our Transition Report on Form 10-KT, this and subsequent Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K filed with the SEC. Such forward-looking statements should be read in conjunction with the Company’s filings with the SEC. The Company assumes no responsibility to update the forward- looking statements contained in this report or the reasons why actual results would differ from those anticipated in any such forward-looking statement, other than as required by law.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A description of our legal proceedings, if any, is contained in Note 11 of the Notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A of our Transition Report on Form 10-KT for the transition period ended June 30, 2025, except as noted below.

The government shut down may impact our ability to obtain seasonal workers.

The Company has traditionally sourced seasonal labor for the peak growing season from January to May primarily through the H-2A agricultural guest worker program. Due to the federal government shut down that began on October 1, 2025, the Department of Labor is not processing H-2A certificates, which may impact our ability to obtain work visas for temporary employees in time for the high season. A loss of H-2A workers could lead to lower production if replacement workers are not found or higher labor costs if replacement labor requires a higher rate, both of which would reduce profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Share Repurchases

On August 28, 2023, we announced that our Board of Directors had approved a stock repurchase authorization providing for the repurchase of up to 400,000 shares of the Company’s common stock. We may purchase shares of our common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Open market repurchases may be effected pursuant to Rule 10b5-1 trading plans. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock or to acquire shares on any particular timetable and may be suspended or discontinued at any time at the Company’s discretion. There was no repurchase activity for the three months ended September 30, 2025. As of September 30, 2025, 315,792 shares remained available for repurchase under the existing authorization.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference To

3.1	Certificate of Incorporation	Exhibit 3.1 to Form 8-K filed August 9, 2023

3.2	Bylaws	Exhibit 3.2 to Form 8-K filed August 9, 2023

10.1

Second Amendment to Credit Agreement, dated September 15, 2025, by and among the Company, TULP 24.1, LLC, Tulipa Acquisitie Holding B.V., Bloomia B.V., Fresh Tulips USA, LLC, and Associated Bank N.A., a national banking association

Exhibit 10.1 to Form 8-K filed September 18, 2025

10.2	From of Promissory Notes dated September 15, 2025	Exhibit 10.2 to Form 8-K filed September 18, 2025

10.3	Second Amended and Restated Limited Liability Company Agreement, dated September 15, 2025, by and among the Company, Tulp 24.1, LLC, and Werner F. Jansen	Exhibit 10.3 to Form 8-K filed September 18, 2025

31.1	Certification of Principal Executive Officers pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed Electronically

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

101

The following materials from Lendway, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in inline XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to Condensed Consolidated Financial Statements; and (vi) the information set forth in Part II, Item 5.

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

LENDWAY, INC.
(Registrant)

Dated: November 10, 2025	/s/ Elizabeth E. McShane
Elizabeth E. McShane
Chief Financial Officer
(on behalf of registrant and as principal financial and accounting officer)