Form 10-Q
period 2025-12-31
BLOOMIA HOLDINGS, INC.
filed 2026-02-13
CIK 875355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to ____________

Commission File Number: 001-13471

BLOOMIA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1656308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 West 36th Street, Suite 220, Minneapolis, Minnesota 55416

(Address of principal executive offices; zip code)

(763) 392-6200

(Registrant’s telephone number, including area code)

Lendway, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	TULP	The Nasdaq Stock Market LLC

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

Number of shares outstanding of Common Stock, $0.01 par value, as of February 11, 2026 was 1,773,119.

Bloomia Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bloomia Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

Values are rounded to the nearest thousand dollars and thousand shares

	December 31, 2025	June 30, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,209,000	$906,000
Accounts receivable - net of allowances for credit losses of $45 and $122, respectively	2,621,000	5,124,000
Inventories	17,035,000	6,697,000
Prepaid expenses and other current assets	2,956,000	2,122,000
Total current assets	23,821,000	14,849,000
Noncurrent assets
Property and equipment, net	10,804,000	11,433,000
Equity-method investment	240,000	216,000
Goodwill	11,156,000	11,128,000
Intangible assets, net	24,043,000	24,806,000
Operating lease right-of-use assets	33,604,000	34,128,000
Finance lease right-of-use assets	1,699,000	310,000
Long-term receivable	240,000	240,000
Other assets	—	814,000
Total noncurrent assets	81,786,000	83,075,000
Total assets	$105,607,000	$97,924,000
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$5,433,000	$1,748,000
Accrued compensation	314,000	385,000
Accrued expenses and other current liabilities	2,414,000	4,934,000
Current portion of operating lease liabilities	1,320,000	1,193,000
Current portion of finance lease liabilities	392,000	71,000
Current portion of debt	1,884,000	1,870,000
Related party note payable	2,451,000	3,559,000
Total current liabilities	14,208,000	13,760,000
Long-term liabilities:
Operating lease liabilities, net of current portion	33,308,000	33,709,000
Finance lease liabilities, net of current portion	1,312,000	254,000
Long-term debt, net	38,225,000	28,354,000
Related party notes payable	4,161,000	—
Deferred tax liabilities, net	5,461,000	7,010,000
Total long-term liabilities	82,467,000	69,327,000
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value $0.01:
Authorized shares - 10,000,000 at December 31, 2025 and 5,714,000 at June 30, 2025
Issued and outstanding shares - 1,773,000 at December 31, 2025 and 1,770,000 at June 30, 2025	17,000	17,000
Additional paid-in capital	16,314,000	16,278,000
Accumulated other comprehensive income	822,000	750,000
Accumulated deficit	(10,038,000)	(4,908,000)
Total stockholders’ equity attributable to Bloomia Holdings, Inc.	7,115,000	12,137,000
Equity from noncontrolling interest	1,817,000	2,700,000
Total Stockholders’ equity	8,932,000	14,837,000
Total Liabilities and Stockholders’ equity	$105,607,000	$97,924,000

See accompanying notes to the condensed consolidated financial statements.

Bloomia Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Values are rounded to the nearest thousand dollars and thousand shares (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue, net	$6,739,000	$6,192,000	$11,892,000	$12,820,000
Cost of goods sold	6,255,000	6,774,000	11,468,000	11,962,000
Gross profit (loss)	484,000	(582,000)	424,000	858,000
Sales, general and administrative expenses	2,773,000	3,305,000	5,756,000	6,096,000
Operating loss	(2,289,000)	(3,887,000)	(5,332,000)	(5,238,000)
Foreign currency transaction (gain) loss, net	(47,000)	(410,000)	206,000	(364,000)
Interest expense, net	1,087,000	980,000	1,909,000	1,780,000
Other income, net	(4,000)	(53,000)	(36,000)	(56,000)
Loss from continuing operations before income taxes	(3,325,000)	(4,404,000)	(7,411,000)	(6,598,000)
Income tax benefit	(661,000)	(1,045,000)	(1,382,000)	(1,781,000)
Net loss from continuing operations	(2,664,000)	(3,359,000)	(6,029,000)	(4,817,000)
Income from discontinued operations, net of tax	—	22,000	—	88,000
Net loss including noncontrolling interest	(2,664,000)	(3,337,000)	(6,029,000)	(4,729,000)
Less: Net loss attributable to noncontrolling interest	(388,000)	(397,000)	(899,000)	(664,000)
Net loss attributable to Bloomia Holdings, Inc.	(2,276,000)	(2,940,000)	(5,130,000)	(4,065,000)
Other comprehensive income (loss) (foreign currency translation)	55,000	(58,000)	88,000	(57,000)
Less: Comprehensive income (loss) attributable to noncontrolling interest	10,000	(11,000)	16,000	(11,000)
Comprehensive loss attributable to Bloomia Holdings, Inc.	$(2,231,000)	$(2,987,000)	$(5,058,000)	$(4,111,000)
Net loss per basic and diluted share attributable to Bloomia Holdings, Inc.:
Continuing operations	$(1.29)	$(1.67)	$(2.90)	$(2.35)
Discontinued operations	—	0.01	—	0.05
Basic and diluted earnings per share	$(1.29)	$(1.66)	$(2.90)	$(2.30)
Weighted average shares used in calculation of net loss per share:
Basic and diluted	1,770,000	1,770,000	1,770,000	1,770,000

See accompanying notes to the condensed consolidated financial statements.

Bloomia Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Values are rounded to the nearest thousand dollars and thousand shares (Unaudited)

				Accumulated		Total Bloomia
			Additional	Other		Holdings		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
BALANCE JUNE 30, 2025 (Audited)	1,770,000	$17,000	$16,278,000	$750,000	$(4,908,000)	$12,137,000	$2,700,000	$14,837,000
Value of stock-based compensation	—	—	13,000	—	—	13,000	—	13,000
Net loss	—	—	—	—	(2,854,000)	(2,854,000)	(511,000)	(3,365,000)
Other comprehensive income	—	—	—	27,000	—	27,000	6,000	33,000
BALANCE SEPTEMBER 30, 2025	1,770,000	$17,000	$16,291,000	$777,000	$(7,762,000)	$9,323,000	$2,195,000	$11,518,000
Value of stock-based compensation	—	—	13,000	—	—	13,000	—	13,000
Issuance of common stock	3,000	—	10,000	—	—	10,000	—	10,000
Net loss	—	—	—	—	(2,276,000)	(2,276,000)	(388,000)	(2,664,000)
Other comprehensive income	—	—	—	45,000	—	45,000	10,000	55,000
BALANCE DECEMBER 31, 2025	1,773,000	$17,000	$16,314,000	$822,000	$(10,038,000)	$7,115,000	$1,817,000	$8,932,000

BALANCE JUNE 30, 2024	1,770,000	$17,000	$16,190,000	$37,000	$(2,339,000)	$13,905,000	$2,729,000	$16,634,000
Value of stock-based compensation	—	—	22,000	—	—	22,000	—	22,000
Net loss	—	—	—	—	(1,125,000)	(1,125,000)	(267,000)	(1,392,000)
Other comprehensive income	—	—	—	1,000	—	1,000	—	1,000
BALANCE SEPTEMBER 30, 2024	1,770,000	$17,000	$16,212,000	$38,000	$(3,464,000)	$12,803,000	$2,462,000	$15,265,000
Value of stock-based compensation	—	—	24,000	—	—	24,000	—	24,000
Net loss	—	—	—	—	(2,940,000)	(2,940,000)	(397,000)	(3,337,000)
Other comprehensive loss	—	—	—	(47,000)	—	(47,000)	(11,000)	(58,000)
BALANCE AT DECEMBER 31, 2024 (Audited)	1,770,000	$17,000	$16,236,000	$(9,000)	$(6,404,000)	$9,840,000	$2,054,000	$11,894,000

See accompanying notes to the condensed consolidated financial statements.

Bloomia Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Values are rounded to the nearest thousand dollars (Unaudited)

Six Months Ended December 31,	2025	2024
Operating Activities
Net loss including noncontrolling interest	$(6,029,000)	$(4,729,000)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	1,735,000	1,533,000
Amortization of deferred financing costs	53,000	56,000
Provision for credit loss (benefit) expense	(43,000)	108,000
Stock-based compensation expense	26,000	46,000
Noncash paid in-kind interest expense	1,032,000	864,000
Noncash operating lease expense	679,000	514,000
Deferred income taxes	(1,549,000)	(1,917,000)
Equity method investment income	(24,000)	(37,000)
Other non-cash items	—	84,000
Changes in operating assets and liabilities	(7,304,000)	(5,556,000)
Net cash used in operating activities	(11,424,000)	(9,034,000)
Investing Activities
Purchases of property and equipment	(137,000)	(669,000)
Receipts of escrow receivable	—	164,000
Net cash used in investing activities	(137,000)	(505,000)
Financing Activities
Proceeds from revolving debt	10,000,000	7,026,000
Proceeds from related party note	4,000,000	3,500,000
Repayments of term loan	(900,000)	(900,000)
Repayments of related party note	(1,200,000)	—
Repayments of long-term debt	(34,000)	—
Principal payments on finance lease liabilities	(51,000)	(12,000)
Proceeds from issuances of common stock	10,000	—
Net cash provided by financing activities	11,825,000	9,614,000
Effect of exchange rate changes on cash	39,000	(37,000)
Net increase in cash and cash equivalents	303,000	38,000
Cash and cash equivalents, beginning of period	906,000	1,721,000
Cash and cash equivalents, end of period	$1,209,000	$1,759,000
Supplemental cash flow information
Cash paid for interest	$798,000	$920,000
Cash paid for income taxes, net of tax refunds	$30,000	$54,000
Non-cash financing activities
Purchase of property and equipment included in accounts payable	$7,000	$—
Capitalized software included in accounts payable	$112,000	$—
Purchase of property and equipment included in debt	$—	$150,000

See accompanying notes to the condensed consolidated financial statements.

Bloomia Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation.

Description of Business. Bloomia Holdings, Inc. (“the Company”) is a specialty agricultural (“ag”) company focused on making and managing its ag investments in the United States (“U.S.”) and internationally. On February 22, 2024, the Company, through its majority-owned U.S. subsidiary Tulp 24.1, LLC (“Tulp 24.1”), acquired Bloomia B.V. and its subsidiaries (“Bloomia”). Bloomia is a significant producer of fresh-cut tulips in the U.S. with a presence in the Netherlands and South Africa. Subsequent to the purchase of Bloomia, the Company’s primary operations have been those of Bloomia. As part of consideration for the business combination, the Company issued units of Tulp 24.1 to the continuing CEO of Bloomia, which amounted to 18.6% and is presented as noncontrolling interest in these unaudited condensed consolidated financial statements. The remaining 81.4% equity interest of Tulp 24.1 is owned by the Company and the Company is and maintains control of Tulp 24.1 as its sole managing member.

Name Change. On January 28, 2026, the Company changed its name to Bloomia Holdings, Inc. by filing an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware. The name change became effective on January 28, 2026. As a result of the name change, effective February 2, 2026, the Company’s common stock, par value $0.01 per share, ceased trading on the Nasdaq Capital Market under the name Lendway, Inc. and under the ticker symbol “LDWY” and began trading on the Nasdaq Capital Market under the name Bloomia Holdings, Inc. and under new ticker symbol “TULP”. The CUSIP of the Common Stock did not change in connection with the name change or the ticker symbol change.

Year End. As previously reported, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to June 30 of each calendar year. As a result, the three months ended December 31, 2025 represent the second quarter of the fiscal year ending June 30, 2026 (“fiscal year 2026”).

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

Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. The tulip business tends to be seasonal, with the first and second calendar quarters (the Company’s third and fourth fiscal quarters) being the strongest sales season. Accounts receivable and inventory balances are at their lowest levels in June and July following the strong sales season. Inventory balances peak in the fourth and first calendar quarter (the Company’s second and third fiscal quarters) ahead of the primary selling season. Therefore, interim results are not necessarily indicative of results to be expected for the full fiscal year.

Significant Accounting Policies. We use the same accounting policies in preparing quarterly and annual financial statements, as disclosed in the notes to financial statements included in the Form 10-KT. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.

Fair Value. The carrying amounts of certain financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other financial working capital items approximate their fair values at December 31, 2025 and June 30, 2025 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled. The carrying amount of debt approximates fair value due to the debt’s variable market interest rate.

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

2. Revenue and related accounts.

Accounts Receivable, net. Accounts receivable are presented in the condensed consolidated balance sheets at their outstanding balances net of the allowance for credit losses. The allowance for credit losses was $45,000 and $122,000 at  December 31, 2025 and June 30, 2025, respectively. The change in allowance was primarily due to write-offs of uncollectible invoices of $34,000 that had previously been reserved. Receivables are generally trade receivables due in one year or less or expected to be billed and collected within one year. The Company estimates credit losses on accounts receivable in accordance with ASC 326 Financial Instruments - Credit Losses. The Company measures the allowance for credit losses on trade receivables on a collective (pool) basis when similar risk characteristics exist. The estimate for allowance for credit losses is based on a historical loss rate for each pool. Management considers qualitative factors such as changes in economic factors, regulatory matters, and industry trends to determine if an allowance should be further adjusted. The provision for credit losses is included in selling, general, and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

Prepaid Expenses and Other Current Assets. The Company records a prepaid expense when it has paid for a good or service that it has not yet incurred. As of December 31, 2025 and June 30, 2025, the Company had paid $836,000 and $887,000, respectively, for bulbs to be received in fiscal year 2026. The balance in prepaid expenses and other current assets also includes $814,000 of ex-force bulbs as of December 31, 2025. As of June 30, 2025, these ex-force bulbs were included in other assets.

Revenue. The following table presents revenue disaggregated by customer, as determined by the operational nature of their industry:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Supermarket	$5,716,000	$5,629,000	$10,590,000	$11,308,000
Wholesaler	1,023,000	563,000	1,282,000	1,449,000
Other	—	—	20,000	63,000
	$6,739,000	$6,192,000	$11,892,000	$12,820,000

During the three and six months ended December 31, 2025 and 2024, the Company had three customers that accounted for 10% or more of the total revenues. During the six months ended December 31, 2025, revenue from these three customers in the aggregate represented approximately 60% of total revenue. As of December 31, 2025, these customers accounted for approximately 15% of accounts receivable, net. The loss of a major customer could adversely affect the Company’s operating results and financial condition.

Cost of Sales. Cost of sales consists primarily of costs to procure, sort, grow, pick, cool, and transport bulbs and stems. Additionally, cost of sales includes labor and facility costs related to production operations. Inventories are stated at the lower of cost, as determined on the first-in, first-out method, or net realizable value.

3. Inventories.

Inventories consisted of the following at:

	December 31, 2025	June 30, 2025
Finished goods	$783,000	$182,000
Work-in-process	3,278,000	1,333,000
Raw materials and packaging supplies	13,009,000	5,182,000
Inventories	$17,035,000	$6,697,000

4. Property and Equipment.

Property and equipment, net consisted of the following at:

	December 31, 2025	June 30, 2025
Machinery and equipment	$12,253,000	$12,092,000
Leasehold improvements	618,000	359,000
Bushes	489,000	489,000
Vehicles	410,000	393,000
Furniture and fixtures	202,000	199,000
Capitalized software	155,000	43,000
Construction in progress	—	240,000
Property and equipment, gross	14,127,000	13,815,000
Less: accumulated depreciation	(3,323,000)	(2,382,000)
Property and equipment, net	$10,804,000	$11,433,000

The components of depreciation expense are as follows within our condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Depreciation in cost of goods sold	$426,000	$310,000	$868,000	$718,000
Depreciation in sales, general and administrative expenses	19,000	19,000	37,000	47,000
Total	$445,000	$329,000	$905,000	$765,000

5. Goodwill and Other Intangible Assets.

The following table summarizes the changes in goodwill:

Balance as of June 30, 2025	$11,128,000
Other - Foreign currency translation	28,000
Balance as of December 31, 2025	$11,156,000

Other intangible assets and related amortization are as follows:

			December 31, 2025		June 30, 2025
	Carrying	Useful Life	Accumulated	Net Carrying	Accumulated	Net Carrying
	Amount	(Years)	Amortization	Amount	Amortization	Amount
Tradename	$8,570,000	Indefinite	$—	$8,570,000	$—	$8,570,000
Customer relationships	18,300,000	12	2,827,000	15,473,000	2,064,000	16,236,000
	$26,870,000		$2,827,000	$24,043,000	$2,064,000	$24,806,000

For each of the three months ended December 31, 2025 and 2024, amortization of intangible assets expensed to operations was $382,000. For each of the six months ended December 31, 2025 and 2024, amortization of intangible assets expensed to operations was $763,000. The weighted average remaining amortization period for intangible assets as of December 31, 2025 and June 30, 2025 is approximately 10.1 years and 10.6 years, respectively.

Remaining estimated annual amortization expense is as follows for the fiscal years ended June 30:

Remainder of 2026	$763,000
2027	1,525,000
2028	1,525,000
2029	1,525,000
2030	1,525,000
Thereafter	8,610,000
Total	$15,473,000

6. Long-term debt, net.

The components of debt consisted of the following at:

	December 31, 2025	June 30, 2025
Amended Credit Agreement - term loan	$14,850,000	$15,750,000
Notes payable	12,750,000	12,750,000
Amended Credit Agreement - revolving credit facility	10,000,000	—
Paid in-kind interest (PIK)	2,844,000	2,065,000
Machinery financing loans	197,000	231,000
	$40,641,000	$30,796,000
Less: unamortized debt issuance costs	(232,000)	(272,000)
Total debt	$40,409,000	$30,524,000
PIK included in accrued expenses and other current liabilities	(300,000)	(300,000)
Less current maturities	(1,884,000)	(1,870,000)
Long-term debt, net of current maturities	$38,225,000	$28,354,000

To finance the acquisition of Bloomia, the Company entered into a revolving credit and term loan agreement (the “Credit Agreement”), with Tulp 24.1 as the borrower (the “Borrower”) for a $18,000,000 term loan and a $6,000,000 revolving credit facility. The Company pays $450,000 of principal term loan payments quarterly. On October 16, 2024, the Company entered into a First Amendment to Credit Agreement to, among other things, temporarily increase the borrowing capacity under the revolving credit facility to $8,000,000 until March 31, 2025. On September 15, 2025, the Company, as parent guarantor, entered into a Second Amendment to Credit Agreement (the Credit Agreement, as amended by the First Amendment to Credit Agreement and the Second Amendment to Credit Agreement, the “Amended Credit Agreement”), together with its direct and indirect subsidiaries Tulp 24.1, LLC, as borrower, and each of Tulipa Acquisitie Holding B.V., Bloomia B.V., and Fresh Tulips USA, LLC, as guarantors, with Associated Bank, N.A., a national banking association. Under the Amended Credit Agreement, among other things, the revolving facility capacity was temporarily increased from $6,000,000 to $10,000,000 and the definition of eligible inventory will continue to include inventory in the Netherlands, in each case until April 30, 2026. Commencing September 30, 2025, the interest rate for all loans under the facility will be based on a term SOFR rate for an interest period selected by the Company plus an applicable margin, with a range from 3.00% to 4.00% based on the Company’s cash flow leverage ratio. The Company breached the senior cash flow leverage ratio and the fixed charge coverage ratio as of December 31, 2025, and expects to breach as of March 31, 2026. The Company received a waiver from the lender for both covenants for both periods. Based on the Company’s current financial projections, we believe the Company will be in compliance with all required covenants as of June 30, 2026, as well as subsequent quarters through the end of the calendar year. As of December 31, 2025, the Company had an outstanding balance of $10,000,000 under the revolving facility. The revolving credit facility may be used by the Company for general business purposes and working capital, subject to availability under a borrowing base consisting of 80% of eligible accounts receivable and generally 50% of eligible inventory.

As part of the financing of the acquisition of Bloomia, the Company entered into notes payable with the sellers. Notes payable for $12,750,000 have a term of five years with a scheduled maturity date of March 24, 2029. The notes payable are subject to additional principal payments based on excess cash flow. The notes payable initially bear interest at 8% per annum for the first year that increases annually by 2 percentage points. Interest on loans made under the notes payable is payable “in kind” (“PIK”). Interest that is payable “in-kind” is added to the aggregate principal amount on the applicable interest payment date.

As of December 31, 2025 and June 30, 2025, there were $385,000 of debt issuance costs related to the term loan, net of amortization of $153,000 and $113,000, respectively, which have been presented as a direct deduction from long-term debt in the accompanying condensed consolidated balance sheets. As of December 31, 2025 and June 30, 2025, there were $128,000 of deferred financing costs related to the revolving credit facility, net of amortization of $48,000 and $35,000, respectively, which have been presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

The Company incurred $452,000 and $771,000 of interest expense on the term loans and revolving credit facility in the three and six months ended December 31, 2025, respectively. The Company incurred $483,000 and $902,000 of interest expense on the term loans and revolving credit facility in the three and six months ended December 31, 2024, respectively. In addition, the Company incurred non-cash paid-in-kind interest of $385,000 and $779,000 on the seller notes facility in the three and six months ended December 31, 2025, respectively, and $403,000 and $795,000 on the seller notes facility in the three and six months ended December 31, 2024, respectively. Term loan, revolving credit facility and paid-in-kind interest are included in interest expense, net on the condensed consolidated statements of operations and comprehensive loss.

The combined aggregate maturities for the fiscal years ended June 30 are as follows:

Remainder of 2026	$935,000
2027	1,861,000
2028	1,826,000
2029	35,972,000
2030	30,000
Thereafter	17,000
$40,641,000

7. Related Party Notes Payable

On August 15, 2024, and as amended on September 27, 2024 and January 15, 2025, the Company entered into an unsecured Delayed Draw Term Note (the “2024 Note”) with Air T Inc. (“Air T”) pursuant to which Air T has agreed to advance from time to time until August 15, 2026, but not on a revolving basis, up to $3,750,000 to fund the Company’s operations. In January 2026, the 2024 Note was amended to allow for borrowing on a revolving basis. The 2024 Note remains scheduled to mature, and all principal and accrued but unpaid interest will become due on August 15, 2029, subject to Air T’s right to demand payment on or after February 15, 2026. Air T Inc. beneficially owns greater than 10% of our outstanding Common Stock and is a member of a group of stockholders that collectively owns approximately 40% of our outstanding common stock. Amounts outstanding under the 2024 Note bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default, and the interest accrued and deferred until the maturity date. As of December 31, 2025 and June 30, 2025, the Company had $2,150,000 and $3,350,000, respectively, of principal outstanding and $301,000 and $209,000, respectively, of paid-in-kind interest outstanding under the 2024 Note. The 2024 Note is included total current liabilities on the condensed consolidated balance sheets as of December 31, 2025 and June 30, 2025.

On September 15, 2025, the Company entered into unsecured Promissory Notes (collectively, the “2025 Notes”) with Air T, AO Partners I, L.P. (“AO Partners Fund”), and Gary S. Kohler (“Kohler,” and, together with Air T and AO Partners Fund, the “Note Lenders”), pursuant to which the Note Lenders have agreed to lend to the Company a total of $4,000,000, in the amounts of $1,100,156, $1,699,844, and $1,200,000, respectively. The $4,000,000 principal and $161,000 of accrued interest are included in total noncurrent liabilities on the condensed consolidated balance sheets as of December 31, 2025. Kohler is Chief Investment Officer and Portfolio Manager of BCCM Advisors, LLC, which, according to Schedule 13G filed with the SEC on October 15, 2025, beneficially owned approximately 8.9% of our outstanding Common Stock as of September 23, 2025. Proceeds from the 2025 Notes are expected to be used to fund operations of the Bloomia business. Amounts outstanding under the 2025 Notes bear interest at a fixed rate of 13.5% per year. The 2025 Notes are scheduled to mature and all principal and accrued but unpaid interest will become due on June 1, 2027. The 2025 Notes restrict the Company’s ability to obtain additional indebtedness, either directly or through its subsidiaries, other than existing indebtedness and usual and customary indebtedness incurred in the operation of the Company’s business, which restriction may be waived by the Note Lenders holding a majority interest in the 2025 Notes. No closing or origination fees are being paid to any Note Lender.

Interest expense incurred related to both the 2024 Note and 2025 Notes was $182,000 and $253,000 during the three and six months ended December 31, 2025, respectively. Interest expense incurred related to the 2024 Note was $61,000 and $69,000 during the three and six months ended December 31, 2024. Interest expense incurred related to both the 2024 Note and 2025 Notes was included in noncash paid in-kind interest expense on the condensed consolidated statements of cash flows.

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

We have corrected the presentation of the ROU assets and lease liabilities as of June 30, 2025 to include the impact of a lease amendment that was signed in 2024, but was not previously included in the balances. The error resulted in an increase in the operating lease ROU asset by $1,822,000 and the current portion of operating lease liabilities by $9,000 and the operating lease liabilities, net of current portion by $1,813,000 on the condensed consolidated balance sheet. We evaluated the effects of these errors in the previously issued consolidated financial statements for both the prior annual periods and interim periods of the current and prior years. We concluded, based on the relevant quantitative and qualitative factors, that the errors were not material, individually or in the aggregate, in relation to the condensed consolidated financial statements taken as a whole.

The weighted average remaining lease term and weighted average discount rate were as follows at:

	December 31, 2025	June 30, 2025
Weighted average remaining lease term (years)
Finance leases	5.2	5.8
Operating leases	12.7	13.4
Weighted average discount rate applied
Finance leases	7.6%	8.1%
Operating leases	8.2%	8.2%

The components of lease expense from continuing operations are as follows within our condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Operating lease expense:
Operating lease cost	$1,141,000	$1,043,000	$2,255,000	$2,104,000
Short-term and variable lease cost	37,000	97,000	74,000	164,000
Finance lease expense:
Finance lease cost - amortization	34,000	4,000	67,000	16,000
Finance lease cost - interest	11,000	1,000	21,000	1,000
Total lease expense	$1,223,000	$1,145,000	$2,417,000	$2,285,000

Supplemental cash flow information related to leases where the Company is the lessee is as follows:

	Six Months Ended
	December 31,
	2025	2024
Operating cash flows from operating leases	$1,576,000	$1,590,000
Operating cash flows from finance leases	21,000	1,000
Financing cash flows from finance leases	51,000	12,000
Leased assets obtained in exchange for operating lease liabilities	212,000	—
Leased assets obtained in exchange for finance lease liabilities	1,450,000	62,000

The maturities of the operating and finance lease liabilities for the fiscal years ended June 30 are as follows:

	Operating Leases	Finance Leases
Remainder of 2026	$2,043,000	$169,000
2027	4,126,000	427,000
2028	4,189,000	427,000
2029	4,241,000	401,000
2030	4,312,000	367,000
Thereafter	37,624,000	216,000
Total lease payments	56,535,000	2,007,000
Less discount to present value	(21,907,000)	(303,000)
Lease liability balance	$34,628,000	$1,704,000

9. Income Taxes.

Income tax benefit and the effective tax rates were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Income tax benefit	$(661,000)	$(1,045,000)	$(1,382,000)	$(1,781,000)
Effective income tax rate	20%	24%	19%	27%

For the three and six months ended December 31, 2025, the rate differs from the federal statutory rate of 21% due to state taxes, foreign taxes, and other permanent items. For the three and six months ended December 31, 2024, the rate differs from the federal statutory rate of 21% due to state and foreign taxes, valuation allowance change, nondeductible transaction costs, and other permanent items.

10. Net Loss per Share.

Basic net loss per share is computed by dividing net loss by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units and awards. Diluted net loss per share gives effect to all diluted potential common shares outstanding during the year.

In determining diluted net loss per share, the Company considers whether the result of the incremental shares would be antidilutive. During the three and six months ended December 31, 2025 and 2024, the Company was in a net loss position and the result of the potentially dilutive securities was determined to be antidilutive and therefore, no incremental shares are included in the per share calculations.

Weighted average common shares outstanding for the three and six months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Denominator for basic net loss per share - weighted average shares	1,770,000	1,770,000	1,770,000	1,770,000
Effect of dilutive equity awards	—	—	—	—
Denominator for diluted net loss per share - weighted average shares	1,770,000	1,770,000	1,770,000	1,770,000

11. Commitments and Contingencies.

Litigation. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of December 31, 2025, the Company was not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity.

Purchase Obligation. On July 1, 2023, the Company entered into an obligation with a third-party to purchase 25% of their annual production of tulip bulbs through 2028 for $1,650,000 annually, totaling $8,000,000 over the duration of the agreement. In addition, the Company entered into a separate agreement with the same party to supply tulips to that party over a three-year period for a total of $360,000. The Company will be paid in three sums of $120,000 beginning on March 1, 2026, with the final payment to be received on March 1, 2028.

Forward Currency Contract. On November 25, 2025, the Company entered into a foreign currency forward contract to manage exposure to changes in the Euro exchange rate on forecasted transactions denominated in Euro. The contract is not designated as a hedging instrument under ASC 815 Derivatives and Hedging, and the change in fair value is recognized in earnings. The contract is to purchase €400,000 between February 2, 2026 and March 31, 2026 at a rate of $1.1711.The fair value of the forward contract was a $4,000 asset at December 31, 2025, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The gain recognized in Other expense (income) within the condensed consolidated statements of operations and comprehensive loss related to this contract for the three and six months ended December 31, 2025 was $4,000. Additionally, on January 12 and February 2, 2026, the Company entered into foreign currency contracts to purchase €500,000 for $596,000 and €1,000,000 for $1,201,000, respectively, between September 1, 2026 and September 30, 2026. The purpose of these contracts is to manage exposure to changes in the Euro exchange rate on forecasted bulb purchases denominated in Euro.

Other than these obligations, the Company has not had any material service or supply agreements that obligate the Company to make payments to vendors for an extended period of time.

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

Name Change

On January 28, 2026, the Company changed its name to Bloomia Holdings, Inc. by filing an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware. The name change became effective on January 28, 2026. As a result of the name change, effective February 2, 2026, the Company’s common stock, par value $0.01 per share, ceased trading on the Nasdaq Capital Market under the name Lendway, Inc. and under the ticker symbol “LDWY” and began trading on the Nasdaq Capital Market under the name Bloomia Holdings, Inc. and under new ticker symbol “TULP”. The CUSIP of the Common Stock did not change in connection with the name change or the ticker symbol change.

Fiscal Year End Change

As previously reported, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to June 30 of each calendar year. As a result, the three months ended December 31, 2025 represent the second quarter of fiscal year 2026.

Company Overview

The Company is a specialty agricultural company focused on making and managing its agricultural investments in the United States and internationally.

On February 22, 2024, the Company acquired majority ownership in Bloomia, which produces and sells fresh-cut tulips.

Bloomia was founded in the Netherlands and has grown to become a leader in the fresh cut tulip industry in the U.S. Bloomia nurtured over 90 million tulip stems in the twelve months ended June 30, 2025. Bloomia operates from three strategically positioned locations in the United States, the Netherlands, and South Africa, and also has a 30% interest in a greenhouse business in Chile.

Bloomia operates greenhouses to hydroponically grow tulips at its United States and South Africa locations. The Company has invested in automation in its U.S. greenhouse in recent years that has increased production efficiency. Bloomia has historically sourced tulip bulbs from producers in the Netherlands, Chile, and New Zealand, which provides for year-round supply. Bulbs from the Southern Hemisphere are generally used from August to early December, with the Northern Hemisphere produced bulbs used the remainder of the year.

In the United States, Bloomia has established business relationships with prominent retailers. A small number of mass-market retailers in the U.S. have historically accounted for more than 85% of Bloomia’s total annual sales. Bloomia has expanded sales across the United States with the majority of sales occurring on the East Coast. Bloomia aims to offer premium tulip stems, the result of sourcing larger bulbs, that have a longer shelf life than imported stems. Growing tulip stems domestically allows for higher margins because the freight costs for importing bulbs by sea have been substantially less than the costs associated with importing stems by air. Additionally, the Company pays less in tariffs importing bulbs versus fully grown stems.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue, net	$6,739,000	$6,192,000	$11,892,000	$12,820,000
Cost of goods sold	6,255,000	6,774,000	11,468,000	11,962,000
Gross profit (loss)	484,000	(582,000)	424,000	858,000
Gross profit (loss) as a percent of revenue	7.2%	(9.4)%	3.6%	6.7%
Sales, general and administrative expenses	2,773,000	3,305,000	5,756,000	6,096,000
Operating loss	(2,289,000)	(3,887,000)	(5,332,000)	(5,238,000)
Operating loss as a percent of revenue	(34.0)%	(62.8)%	(44.8)%	(40.9)%
Foreign currency transaction (gain) loss, net	(47,000)	(410,000)	206,000	(364,000)
Interest expense, net	1,087,000	980,000	1,909,000	1,780,000
Other income, net	(4,000)	(53,000)	(36,000)	(56,000)
Loss from continuing operations before income taxes	(3,325,000)	(4,404,000)	(7,411,000)	(6,598,000)
Income tax benefit	(661,000)	(1,045,000)	(1,382,000)	(1,781,000)
Net loss from continuing operations	(2,664,000)	(3,359,000)	(6,029,000)	(4,817,000)
Income from discontinued operations, net of tax	—	22,000	—	88,000
Net loss including noncontrolling interest	(2,664,000)	(3,337,000)	(6,029,000)	(4,729,000)
Less: Net loss attributable to noncontrolling interest	(388,000)	(397,000)	(899,000)	(664,000)
Net loss attributable to Bloomia Holdings, Inc.	$(2,276,000)	$(2,940,000)	$(5,130,000)	$(4,065,000)

Three and Six Months Ended December 31, 2025 Compared to Three and Six Months Ended December 31, 2024

Revenue, Net. Revenue, net for the three months ended December 31, 2025 and 2024 was $6,739,000 and $6,192,000, respectively. The increase is primarily due to higher prices in the current year.

Revenue, net for the six months ended December 31, 2025 and 2024 was $11,892,000 and $12,820,000, respectively. The decrease in revenue is due to strategically growing tulips earlier in the calendar year to meet higher demand near Mother’s Day, resulting in fewer stems to sell this fiscal year. Additionally, the Company purchased fewer Dutch bulbs in 2024, so there were less stems to grow at the end of the Dutch bulb season, which is typically July and August. These decreases were partially offset by higher prices.

Gross Margin. Gross margin for the three months ended December 31, 2025 was $484,000, or 7.2% as a percentage of revenue, compared to gross loss of $582,000, or (9.4)%, for the three months ended December 31, 2024. The current year benefitted from a $300,000 grant received from the U.S. federal government. The prior year includes unusually high bulb rot.

Gross margin for the six months ended December 31, 2025 was $424,000, or 3.6% as a percentage of revenue, compared to $858,000, or 6.7%, for the six months ended December 31, 2024. The Company strategically accelerated the growing of stems to meet spring demand, which led to less stems available for sale in the beginning of the year to cover fixed costs such as rent, which reduced margin year over year. This decline was partially offset by the grant received in the period, higher prices in the current year, and unusually high bulb rot in the prior year.

Sales, General and Administrative. Sales, general and administrative expenses for the three months ended December 31, 2025 were $2,773,000 compared to $3,305,000 for the three months ended December 31, 2024. The decrease is due to a purchase accounting adjustment and provision for credit loss in the prior year. Additionally, corporate overhead was higher last year due to timing.

Sales, general and administrative expenses for the six months ended December 31, 2025 were $5,756,000 compared to $6,096,000 for the six months ended December 31, 2024. The decrease is due to a purchase accounting adjustment and provision for credit loss in the prior year

Interest Expense, net. Interest expense for the three months ended December 31, 2025 and 2024 was $1,087,000 and $980,000, respectively. Interest expense for the six months ended December 31, 2025 and 2024 was $1,909,000 and $1,780,000, respectively. The increase for both periods is due to higher debt levels as the Company accrues interest on the seller note interest, an increased aggregate balance of related party notes outstanding at increased interest rates, and an increase in the revolving credit facility year over year.

Income Taxes. For the three months ended December 31, 2025 and 2024, the Company’s effective income tax rate was 19.9% and 23.7%, respectively. For the six months ended December 31, 2025 and 2024, the Company’s effective income tax rate was 18.6% and 27.0%, respectively. See Note 9 in the condensed consolidated financial statements.

Income from Discontinued Operations, net of Tax. For the three and six months ended December 31, 2024, income from discontinued operations of $22,000 and $88,000, respectively, is a result of the reduction in the accrual for sales tax due to the expiration of the statute of limitations. The Company does not expect income or loss from discontinued operations in fiscal year 2026.

Net Loss Attributable to Noncontrolling Interest. The 18.6% noncontrolling interest in Tulp 24.1’s loss was $388,000 for the three months ended December 31, 2025 compared to a loss of $397,000 for the three months ended December 31, 2024. The 18.6% noncontrolling interest in Tulp 24.1’s loss was $899,000 for the six months ended December 31, 2025 compared to a loss of $664,000 for the six months ended December 31, 2024. The increase in both periods is primarily due to higher operating losses in each period.

Non-GAAP Financial Measures

This report includes EBITDA which is a “non-GAAP financial measure.” The Company’s EBITDA is defined as net income from continuing operations before interest expense, provision for income taxes, and depreciation and amortization expense.

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

Included below is a reconciliation of EBITDA to net loss from continuing operations, the most directly comparable GAAP measure.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net loss from continuing operations	$(2,664,000)	$(3,359,000)	$(6,029,000)	$(4,817,000)
Interest expense, net	1,087,000	980,000	1,909,000	1,780,000
Income tax benefit	(661,000)	(1,045,000)	(1,382,000)	(1,781,000)
Depreciation and amortization	861,000	713,000	1,735,000	1,533,000
EBITDA	$(1,377,000)	$(2,711,000)	$(3,767,000)	$(3,285,000)

Liquidity and Capital Resources

The Company has financed its operations with proceeds from sales of its tulips and credit draws. The Company’s liquidity varies during the year. The majority of cash is collected in the first half of the calendar year, and the majority of payments, primarily to purchase tulip bulbs, occur in the second half of the calendar year. At December 31, 2025, the Company’s working capital (defined as current assets less current liabilities) was $9,613,000 compared to $1,089,000 at June 30, 2025. The increase is due to the Company purchasing approximately $12,100,000 worth of Dutch tulip bulbs since June 30 2025, of which $4,000,000 was financed through long-term notes. These bulbs will be grown into stems to be sold in the next six months. The increase in inventory is offset by lower accounts receivable due to lower sales due to seasonality.

Operating Activities of Continuing Operations. Net cash used in operating activities during the six months ended December 31, 2025 was $11,424,000 compared to cash use of $9,034,000 in the six months ended December 31, 2024. The Company purchases the majority of its bulbs from growers in the Netherlands in the period. Bulbs are priced in Euro. The increase in cash used in the period is due to an increase in the Euro price of bulbs purchased and the increase in the Euro to dollar rate.

Investing Activities of Continuing Operations. Net cash used in investing activities during the six months ended December 31, 2025 was $137,000 compared to cash used of $505,000 in the six months ended December 31, 2024. Capital expenditures were primarily related to software in fiscal year 2026. Our low level of capital expenditures is a result of our strategic decision to meet our operational needs through equipment leasing rather than outright ownership.

Financing Activities. Net cash provided by financing activities during the six months ended December 31, 2025 was $11,825,000. The Company drew $10,000,000 on its revolving line of credit and entered into notes of $4,000,000 primarily to purchase tulip bulbs in the six months ended December 31, 2025. Offsetting this increase was $900,000 of term loan payments. In the six months ended December 31, 2024, the Company drew $7,026,000 on its revolver and $3,500,000 in notes to fund bulb purchases. The increase reflects the higher average cost per bulb and the higher Euro rate.

On September 15, 2025, the Company, as parent guarantor, entered into a Second Amendment to the existing Credit Agreement dated February 20, 2024 and previously amended on October 16, 2024. Under the Credit Agreement, as amended (the “Credit Agreement”), among other things, the revolving facility capacity was temporarily increased from $6,000,000 to $10,000,000 and the definition of eligible inventory will continue to include inventory in the Netherlands, in each case until April 30, 2026. The Company breached the senior cash flow leverage ratio and the fixed charge coverage ratio as of December 31, 2025, and expects to breach as of March 31, 2026. The Company received a waiver from the lender for both covenants for both periods. The Company expects to be in compliance with both covenant ratios of June 30, 2026. Commencing September 30, 2025, the interest rate for all loans under the facility will be based on a term SOFR rate for an interest period selected by the Company plus an applicable margin, with a range from 3.00% to 4.00% based on the Company’s cash flow leverage ratio. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the ability of Tulp 24.1 and its subsidiaries to incur additional indebtedness, dispose of significant assets and make distributions or pay dividends to the Company. The Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to terminate their commitments and accelerate loans under the Credit Agreement, including failure to make payments under the credit facility, failure to comply with covenants in the Credit Agreement and other loan documents, cross default to other material indebtedness of Tulp 24.1 or any of its subsidiaries, failure of Tulp 24.1 or any of its subsidiaries to pay or discharge material judgments, bankruptcy of Tulp 24.1 or any of its subsidiaries, and change of control of the Company. Inclusive of the waivers, the Company expects to be in compliance with these financial covenants for at least the next twelve months.

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

As part of the financing of the acquisition of Bloomia, Tulp 24.1 entered into notes payable with the sellers. Notes payable for $12,750,000 have a term of five years, subject to requiring principal payments based on “excess cash flow” as defined. Interest is at 8% per annum in the first year and increases annually by 2 percentage points.

On August 15, 2024, and as amended on September 27, 2024 and January 15, 2025, the Company entered into an unsecured Delayed Draw Term Note (the “2024 Note”) with Air T pursuant to which Air T has agreed to advance from time to time until August 15, 2026, but not on a revolving basis, up to $3,750,000 to fund the Company’s operations. The 2024 Note remains scheduled to mature, and all principal and accrued but unpaid interest will become due, on August 15, 2029, subject to Air T’s right to demand payment on or after February 15, 2026. Amounts outstanding under the 2024 Note bear interest at a fixed rate of 8.0%, which may be increased by 3.0% upon certain events of default, and is accrued and deferred until maturity. As of December 31, 2025, the balance including interest on the 2024 Note was $2,451,000. In January 2026, the 2024 Note was amended to allow for borrowing on a revolving basis. Pursuant to the amendment the Company borrowed $200,000 in January 2026 from Air T.

On September 15, 2025, the Company entered into unsecured Promissory Notes (collectively, the “2025 Notes”) with Air T, AO Partners I, L.P. (“AO Partners Fund”), and Gary S. Kohler (“Kohler,” and, together with Air T and AO Partners Fund, the “Note Lenders”), pursuant to which the Lenders have agreed to lend to the Company a total of $4,000,000, in the amounts of $1,100,156, $1,699,844, and $1,200,000, respectively. Proceeds from the notes are expected to be used to fund operation of the Bloomia business. Amounts outstanding under the 2025 Notes bear interest at a fixed rate of 13.5% per year. The 2025 Notes are scheduled to mature and all principal and accrued but unpaid interest will become due on June 1, 2027. The 2025 Notes restrict the Company’s ability to obtain additional indebtedness, either directly or through its subsidiaries, other than existing indebtedness and usual and customary indebtedness incurred in the operation of the Company’s business, which restriction may be waived by the Lenders holding a majority interest in the 2025 Notes. As of December 31, 2025, the balance including interests on the 2025 Notes was $4,161,000.

Kohler is the Chief Investment Officer and Portfolio Manager of BCCM Advisors, LLC, which, according to a Schedule 13G filed with the SEC on October 15, 2025, beneficially owned approximately 8.9% of our outstanding Common Stock as of September 23, 2025. Air T beneficially owns greater than 10% of our outstanding Common Stock and is a member of a group of stockholders that collectively owns approximately 40% of our outstanding common stock. Additionally, our current director and Co-Chief Executive Officer, Mark R. Jundt, serves as General Counsel and Corporate Secretary of Air T, our current director and Co-Chief Executive Officer, Daniel C. Philp, serves as Senior Vice President of Corporate development at Air T, and our current director Nicholas J. Swenson serves as President and Chief Executive Officer of Air T and is himself a member of the stockholder group. The entry into the 2024 Note and 2025 Notes were approved in advance by the Audit Committee of our Board of Directors in accordance with our Related Person Transaction Approval Policy and by a vote of solely independent directors who have no relationship with Air T.

The Company expects that cash from operations combined with funds available under the Credit Facility, the 2024 Note and the 2025 Notes will provide sufficient credit availability to support its ongoing operations, fund its debt service requirements, capital expenditures and working capital for at least the next 12 months.

As described in our registration statement on Form S-1 filed with the Securities and Exchange Commission on January 23, 2026, the Company intends to offer non-transferable subscription rights to purchase up to $15,500,000 in shares of our common stock. The Company will distribute at no charge to the holders of our common stock, on a pro rata basis, non-transferable subscription rights to purchase up to an aggregate of 2.16 shares of our common stock at a subscription price of $4.05 per whole share, payable by each rights holder (i) in cash, (ii) by delivery in lieu of cash the cancellation of an equivalent amount of any indebtedness for borrowed money (principal and/or accrued and unpaid interest) owed by the Company to such rights holder, or (iii) by delivery of a combination of cash and such indebtedness. We refer to this offering as the “Rights Offering”. The Company is offering to each of our stockholders one non-transferable subscription right for each full share of common stock owned by that stockholder as of the close of business on February 16, 2026, the record date. Each subscription right will entitle its holder to purchase 2.16 shares of our common stock. Additionally, rights holders who fully exercise their basic subscription rights will be entitled to subscribe for additional shares of our common stock that remain unsubscribed as a result of any unexercised basic subscription rights (the “over-subscription privilege”). The over-subscription privilege allows a rights holder to subscribe for additional shares of our common stock at the subscription price of $4.05 per whole share.

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

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (1) our ability to complete the Rights Offering, (2) our ability to compete, (3) concentration of revenue among a small number of customers, (4) dependency on Dutch tulip bulbs, (5) changes in interest rates, (6) ability to comply with the requirements of the Credit Agreement and operate within its restrictions, (7) economic and market conditions that may restrict or delay appropriate or desirable opportunities, (8) our ability to develop and maintain necessary processes and controls relating to our businesses, (9) reliance on one or a small number of employees, (10) our ability to generate enough cash or secure enough capital to execute our business plans, (11) our ability to obtain seasonal workers, (12) other economic, international, business, market, financial, competitive and/or regulatory factors affecting the Company’s businesses generally, (13) exchange rate fluctuations, (14) tariffs, and (15) the availability of additional capital on desirable terms, if at all. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in this report and additional risks, if any, identified in our Transition Report on Form 10-KT, this and subsequent Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K filed with the SEC. Such forward-looking statements should be read in conjunction with the Company’s filings with the SEC. The Company assumes no responsibility to update the forward- looking statements contained in this report or the reasons why actual results would differ from those anticipated in any such forward-looking statement, other than as required by law.

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

The Company has traditionally sourced seasonal labor for the peak growing season from January to May primarily through the H-2A agricultural guest worker program. Due to the federal government shut during the quarter ended December 31, 2025, the Department of Labor was not processing H-2A certificates, which a delay in obtaining work visas for temporary employees in time for the high season. Further delays could lead to a loss of H-2A workers which could lead to lower production if replacement workers are not found or higher labor costs if replacement labor requires a higher rate, both of which would reduce profitability.

Our use of foreign currency contracts to manage exposure to fluctuations in the Euro exchange rate may not be effective and could result in losses.

To manage a portion of our exposure to the Euro-to-U.S. dollar exchange rate, we enter into foreign currency forward contracts. Our foreign currency contracts may not effectively offset changes in the value of our underlying Euro-denominated forecasted transactions which could adversely affect our costs, cash flows, and operating results. Differences in the timing, amount, or occurrence of the forecasted transactions compared to our expectations could result in gains or losses on the contracts without corresponding offsetting impacts on our operating results.

We also face risks related to our use of foreign currency contracts, including the risk that we may be unable to enter into or renew such contracts on favorable terms, or at all, and the risk that our counterparties may fail to perform their obligations. While we use foreign currency contracts for risk management purposes and not for speculation, these instruments expose us to credit risk and may require us to recognize realized or unrealized losses in our financial statements.

Risks related to our contemplated Rights Offering.

As described above and in our registration statement on Form S-1 filed with the Securities and Exchange Commission on January 23, 2026, the Company intends to offer non-transferable subscription rights to purchase up to $15,500,000 in shares of common stock which will result in the issuance of additional shares of our common stock. If stockholders choose not to fully exercise their rights prior to the expiration of the Rights Offering, their proportionate voting interest may be reduced and their relative ownership interest in the Company may be diluted.

The sale of substantial amounts of our common stock could adversely affect the price of our common stock. Sales of substantial amounts of our common stock in the public market, and the availability of shares of our common stock for future sale, including shares of our common stock to be issued in this Rights Offering, could cause the market price of our common stock to remain low for a substantial amount of time. We cannot foresee the impact of such potential sales on the market, but it is possible that if a significant percentage of such available shares of common stock were attempted to be sold within a short period of time, the market for shares of our common stock would be adversely affected. Even if a substantial number of sales do not occur within a short period of time, the mere existence of this “market overhang” could have a negative impact on the market for our common stock and our ability to raise additional capital. Any disposition by related parties, or any other substantial stockholders, of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices of our common stock.

The Company will have broad discretion in determining how the remaining net proceeds from the Rights Offering will be used. Our flexibility in the use of the remaining net proceeds may result in increased risks to the investors in our common stock, as our stockholders may not agree with the manner in which we choose to allocate and spend the net proceeds.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Share Repurchases

On August 28, 2023, we announced that our Board of Directors had approved a stock repurchase authorization providing for the repurchase of up to 400,000 shares of the Company’s common stock. We may purchase shares of our common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Open market repurchases may be effected pursuant to Rule 10b5-1 trading plans. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock or to acquire shares on any particular timetable and may be suspended or discontinued at any time at the Company’s discretion. There was no repurchase activity for the three months ended December 31, 2025. As of December 31, 2025, 315,792 shares remained available for repurchase under the existing authorization.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference To

3.1	Certificate of Incorporation	Exhibit 3.1 to Form 8-K filed August 9, 2023

3.2	Certificate of Amendment of Certificate of Incorporation	Exhibit 3.1 to Form 8-K filed November 20, 2025

3.3	Certificate of Amendment of Certificate of Incorporation	Exhibit 3.1 to Form 8-K filed January 30, 2026

3.4	Bylaws	Exhibit 3.2 to Form 8-K filed January 30, 2026

10.1	First Amendment to Bridge Loan Agreement, dated January 19, 2026, by and among Botman Bloembollen B.V., W.J. Jansen, H.J. Strengers, TULP 24.1, LLC, and Tulipa Acquisitie Holding B.V. dba Bloomia	Exhibit 10.1 to Form 8-K filed January 23, 2026

31.1	Certification of Principal Executive Officers pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed Electronically

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

101

The following materials from Bloomia Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in inline XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to Condensed Consolidated Financial Statements; and (vi) the information set forth in Part II, Item 5.

Filed Electronically

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the inline XBRL document)	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOOMIA HOLDINGS, INC.
(Registrant)

Dated: February 13, 2026	/s/ Elizabeth E. McShane
Elizabeth E. McShane
Chief Financial Officer
(on behalf of registrant and as principal financial and accounting officer)