Form 10-Q
period 2026-03-31
BLOOMIA HOLDINGS, INC.
filed 2026-05-13
CIK 875355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2026

or

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

Number of shares outstanding of Common Stock, $0.01 par value, as of May 8, 2026 was 4,772,557.

Bloomia Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bloomia Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

Values are rounded to the nearest thousand dollars and thousand shares

	March 31, 2026	June 30, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$889,000	$906,000
Accounts receivable - net of allowances for credit losses of $25,000 and $122,000, respectively	7,586,000	5,124,000
Inventories	11,593,000	6,697,000
Prepaid expenses and other current assets	2,961,000	2,122,000
Total current assets	23,029,000	14,849,000
Noncurrent assets
Property and equipment, net	10,482,000	11,433,000
Equity-method investment	220,000	216,000
Goodwill	11,099,000	11,128,000
Intangible assets, net	23,662,000	24,806,000
Operating lease right-of-use assets	33,135,000	34,128,000
Finance lease right-of-use assets	1,597,000	310,000
Long-term receivable	120,000	240,000
Other assets	—	814,000
Total noncurrent assets	80,315,000	83,075,000
Total assets	$103,344,000	$97,924,000
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$4,355,000	$1,748,000
Accrued compensation	496,000	385,000
Accrued expenses and other current liabilities	2,930,000	4,934,000
Current portion of operating lease liabilities	1,361,000	1,193,000
Current portion of finance lease liabilities	386,000	71,000
Current portion of debt	5,857,000	1,870,000
Related party note payable	2,848,000	3,559,000
Total current liabilities	18,233,000	13,760,000
Long-term liabilities:
Operating lease liabilities, net of current portion	32,895,000	33,709,000
Finance lease liabilities, net of current portion	1,275,000	254,000
Long-term debt, net	34,186,000	28,354,000
Related party notes payable	4,288,000	—
Deferred tax liabilities, net	4,646,000	7,010,000
Total long-term liabilities	77,290,000	69,327,000
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value $0.01:
Authorized shares - 10,000,000 at March 31, 2026 and 5,714,000 at June 30, 2025
Issued and outstanding shares - 1,773,000 at March 31, 2026 and 1,770,000 at June 30, 2025	17,000	17,000
Additional paid-in capital	16,326,000	16,278,000
Accumulated other comprehensive income	521,000	750,000
Accumulated deficit	(10,803,000)	(4,908,000)
Total stockholders’ equity attributable to Bloomia Holdings, Inc.	6,061,000	12,137,000
Equity from noncontrolling interest	1,760,000	2,700,000
Total Stockholders’ equity	7,821,000	14,837,000
Total Liabilities and Stockholders’ equity	$103,344,000	$97,924,000

See accompanying notes to the condensed consolidated financial statements.

Bloomia Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

Values are rounded to the nearest thousand dollars and thousand shares (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue, net	$14,436,000	$12,443,000	$26,328,000	$25,263,000
Cost of goods sold	11,575,000	8,554,000	23,043,000	20,516,000
Gross profit	2,861,000	3,889,000	3,285,000	4,747,000
Sales, general and administrative expenses	2,881,000	2,457,000	8,637,000	8,553,000
Operating (loss) profit	(20,000)	1,432,000	(5,352,000)	(3,806,000)
Foreign currency transaction (gain) loss, net	(15,000)	(335,000)	191,000	(699,000)
Interest expense, net	1,134,000	970,000	3,043,000	2,750,000
Other expense (income), net	19,000	24,000	(17,000)	(32,000)
(Loss) income from continuing operations before income taxes	(1,158,000)	773,000	(8,569,000)	(5,825,000)
Income tax (benefit) expense	(405,000)	156,000	(1,787,000)	(1,625,000)
Net (loss) income from continuing operations	(753,000)	617,000	(6,782,000)	(4,200,000)
Income from discontinued operations, net of tax	—	10,000	—	98,000
Net (loss) income including noncontrolling interest	(753,000)	627,000	(6,782,000)	(4,102,000)
Less: Net income (loss) attributable to noncontrolling interest	12,000	178,000	(887,000)	(486,000)
Net (loss) income attributable to Bloomia Holdings, Inc.	(765,000)	449,000	(5,895,000)	(3,616,000)
Other comprehensive (loss) income (foreign currency translation)	(370,000)	22,000	(282,000)	(35,000)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(69,000)	4,000	(53,000)	(7,000)
Comprehensive (loss) income attributable to Bloomia Holdings, Inc.	$(1,066,000)	$467,000	$(6,124,000)	$(3,644,000)
Net (loss) income per basic and diluted share attributable to Bloomia Holdings, Inc.:
Continuing operations	$(0.43)	$0.25	$(3.33)	$(2.10)
Discontinued operations	—	0.01	—	0.06
Basic and diluted earnings per share	$(0.43)	$0.25	$(3.33)	$(2.04)
Weighted average shares used in calculation of net (loss) income per share:
Basic and diluted	1,773,000	1,770,000	1,771,000	1,770,000

See accompanying notes to the condensed consolidated financial statements.

Bloomia Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Values are rounded to the nearest thousand dollars and thousand shares (Unaudited)

				Accumulated		Total Bloomia
			Additional	Other		Holdings		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
BALANCE JUNE 30, 2025 (Audited)	1,770,000	$17,000	$16,278,000	$750,000	$(4,908,000)	$12,137,000	$2,700,000	$14,837,000
Value of stock-based compensation	—	—	13,000	—	—	13,000	—	13,000
Net loss	—	—	—	—	(2,854,000)	(2,854,000)	(511,000)	(3,365,000)
Other comprehensive income	—	—	—	27,000	—	27,000	6,000	33,000
BALANCE SEPTEMBER 30, 2025	1,770,000	$17,000	$16,291,000	$777,000	$(7,762,000)	$9,323,000	$2,195,000	$11,518,000
Value of stock-based compensation	—	—	13,000	—	—	13,000	—	13,000
Issuance of common stock	3,000	—	10,000	—	—	10,000	—	10,000
Net loss	—	—	—	—	(2,276,000)	(2,276,000)	(388,000)	(2,664,000)
Other comprehensive income	—	—	—	45,000	—	45,000	10,000	55,000
BALANCE DECEMBER 31, 2025	1,773,000	$17,000	$16,314,000	$822,000	$(10,038,000)	$7,115,000	$1,817,000	$8,932,000
Value of stock-based compensation	—	—	12,000	—	—	12,000	—	12,000
Net (loss) income	—	—	—	—	(765,000)	(765,000)	12,000	(753,000)
Other comprehensive loss	—	—	—	(301,000)	—	(301,000)	(69,000)	(370,000)
BALANCE AT MARCH 31, 2026	1,773,000	$17,000	$16,326,000	$521,000	$(10,803,000)	$6,061,000	$1,760,000	$7,821,000

BALANCE JUNE 30, 2024	1,770,000	$17,000	$16,190,000	$37,000	$(2,339,000)	$13,905,000	$2,729,000	$16,634,000
Value of stock-based compensation	—	—	22,000	—	—	22,000	—	22,000
Net loss	—	—	—	—	(1,125,000)	(1,125,000)	(267,000)	(1,392,000)
Other comprehensive income	—	—	—	1,000	—	1,000	—	1,000
BALANCE SEPTEMBER 30, 2024	1,770,000	$17,000	$16,212,000	$38,000	$(3,464,000)	$12,803,000	$2,462,000	$15,265,000
Value of stock-based compensation	—	—	24,000	—	—	24,000	—	24,000
Net loss	—	—	—	—	(2,940,000)	(2,940,000)	(397,000)	(3,337,000)
Other comprehensive loss	—	—	—	(47,000)	—	(47,000)	(11,000)	(58,000)
BALANCE AT DECEMBER 31, 2024 (Audited)	1,770,000	$17,000	$16,236,000	$(9,000)	$(6,404,000)	$9,840,000	$2,054,000	$11,894,000
Value of stock-based compensation	—	—	25,000	—	—	25,000	—	25,000
Net income	—	—	—	—	449,000	449,000	178,000	627,000
Other comprehensive income	—	—	—	18,000	—	18,000	4,000	22,000
BALANCE AT MARCH 31, 2025	1,770,000	$17,000	$16,261,000	$9,000	$(5,955,000)	$10,332,000	$2,236,000	$12,568,000

See accompanying notes to the condensed consolidated financial statements.

Bloomia Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Values are rounded to the nearest thousand dollars (Unaudited)

Nine Months Ended March 31,	2026	2025
Operating Activities
Net loss including noncontrolling interest	$(6,782,000)	$(4,102,000)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	2,668,000	2,368,000
Amortization of deferred financing costs	78,000	82,000
Provision for credit loss (benefit) expense	(43,000)	124,000
Stock-based compensation expense	38,000	71,000
Noncash paid in-kind interest expense	1,606,000	1,341,000
Noncash operating lease expense	1,014,000	630,000
Deferred income taxes	(2,364,000)	(1,987,000)
Equity method investment income	(9,000)	(37,000)
Other non-cash items	—	(61,000)
Changes in operating assets and liabilities	(7,354,000)	(5,726,000)
Net cash used in operating activities	(11,148,000)	(7,297,000)
Investing Activities
Purchases of property and equipment	(292,000)	(737,000)
Receipts of escrow receivable	—	164,000
Net cash used in investing activities	(292,000)	(573,000)
Financing Activities
Proceeds from revolving debt	10,315,000	7,026,000
Proceeds from related party note	4,350,000	3,750,000
Repayments of term loan	(1,350,000)	(900,000)
Repayments of related party note	(1,200,000)	(400,000)
Repayments of revolving debt	(329,000)	(1,961,000)
Repayments of long-term debt	(51,000)	(15,000)
Principal payments on finance lease liabilities	(82,000)	(18,000)
Proceeds from issuances of common stock	10,000	—
Net cash provided by financing activities	11,663,000	7,482,000
Effect of exchange rate changes on cash	(240,000)	(25,000)
Net decrease in cash and cash equivalents	(17,000)	(413,000)
Cash and cash equivalents, beginning of period	906,000	1,721,000
Cash and cash equivalents, end of period	$889,000	$1,308,000
Supplemental cash flow information
Cash paid for interest	$1,334,000	$1,261,000
Cash paid for income taxes, net of tax refunds	$36,000	$158,000
Non-cash financing activities
Purchase of property and equipment included in accounts payable	$85,000	$50,000
Capitalized software included in accounts payable	$51,000	$—
Purchase of property and equipment included in debt	$—	$150,000

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

Year End. As previously reported, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to June 30 of each calendar year. As a result, the three months ended March 31, 2026 represent the third quarter of the fiscal year ending June 30, 2026 (“fiscal year 2026”).

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of the Company include all wholly and majority owned subsidiaries of the Company. Entities for which the Company owns an interest, does not consolidate, but exercises significant influence, are accounted for under the equity method of accounting and are included in equity method investments within the unaudited condensed consolidated balance sheets. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X and do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company’s consolidated financial statements as of and for the six-month period ended June 30, 2025 included in the Company’s Transition Report on Form 10-KT filed with the SEC on August 28, 2025 (the “Form 10-KT”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.

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

Fair Value. The carrying amounts of certain financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other financial working capital items approximate their fair values at March 31, 2026 and June 30, 2025 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled. The carrying amount of debt approximates fair value due to the debt’s variable market interest rate.

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

Recently Adopted Accounting Pronouncements.

In July 2025, the FASB issued ASU 2025-05 that amends ASC 326, Financial Instruments – Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides a practical expedient that permits an entity to estimate expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606 by assuming current economic conditions as of the balance sheet date do not change over the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted, and should be applied prospectively. The Company adopted ASU 2025-05 prospectively during the three months ended March 31, 2026 and elected the practical expedient. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

2. Revenue and related accounts.

Accounts Receivable, net. Accounts receivable are presented in the condensed consolidated balance sheets at their outstanding balances net of the allowance for credit losses. The allowance for credit losses was $25,000 and $122,000 at  March 31, 2026 and June 30, 2025, respectively. The change in allowance was primarily due to write-offs of uncollectible invoices of $54,000 that had previously been reserved. Receivables are generally trade receivables due in one year or less or expected to be billed and collected within one year. The Company estimates credit losses on accounts receivable in accordance with ASC 326 Financial Instruments - Credit Losses. The Company measures the allowance for credit losses on trade receivables on a collective (pool) basis when similar risk characteristics exist. The estimate for allowance for credit losses is based on a historical loss rate for each pool. Management considers qualitative factors such as changes in economic factors, regulatory matters, and industry trends to determine if an allowance should be further adjusted. The provision for credit losses is included in selling, general, and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.

Prepaid Expenses and Other Current Assets. The Company records a prepaid expense when it has paid for a good or service that it has not yet incurred. As of March 31, 2026 and June 30, 2025, the Company had paid $1,046,000 and $887,000, respectively, for bulbs to be received in fiscal year 2026. The balance in prepaid expenses and other current assets also includes $797,000 of ex-force bulbs as of March 31, 2026. As of June 30, 2025, these ex-force bulbs were included in other assets.

Revenue. The following table presents revenue disaggregated by customer type, as determined by the operational nature of their industry:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Supermarket	$12,145,000	$10,701,000	$22,735,000	$22,009,000
Wholesaler	2,289,000	1,742,000	3,571,000	3,191,000
Other	2,000	—	22,000	63,000
	$14,436,000	$12,443,000	$26,328,000	$25,263,000

During the three and nine months ended March 31, 2026, the Company had four and three customers, respectively, that accounted for 10% or more of the total revenues. During the nine months ended March 31, 2026, revenue from these three customers in the aggregate represented approximately 52% of total revenue. As of March 31, 2026, these three customers accounted for approximately 43% of accounts receivable, net. During the three and nine months ended March 31, 2025, the Company had four and three customers, respectively, that accounted for 10% or more of the total revenues. The loss of a major customer could adversely affect the Company’s operating results and financial condition.

Cost of Sales. Cost of sales consists primarily of costs to procure, sort, grow, pick, cool, and transport bulbs and stems. Additionally, cost of sales includes labor and facility costs related to production operations. Inventories are stated at the lower of cost, as determined on the first-in, first-out method, or net realizable value.

3. Inventories.

Inventories consisted of the following at:

	March 31, 2026	June 30, 2025
Finished goods	$1,121,000	$182,000
Work-in-process	3,754,000	1,333,000
Raw materials and packaging supplies	6,718,000	5,182,000
Inventories	$11,593,000	$6,697,000

4. Property and Equipment.

Property and equipment, net consisted of the following at:

	March 31, 2026	June 30, 2025
Machinery and equipment	$12,355,000	$12,092,000
Leasehold improvements	640,000	359,000
Bushes	489,000	489,000
Vehicles	405,000	393,000
Furniture and fixtures	202,000	199,000
Capitalized software	159,000	43,000
Construction in progress	—	240,000
Property and equipment, gross	14,250,000	13,815,000
Less: accumulated depreciation	(3,768,000)	(2,382,000)
Property and equipment, net	$10,482,000	$11,433,000

The components of depreciation expense are as follows within our condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Depreciation in cost of goods sold	$447,000	$427,000	$1,315,000	$1,145,000
Depreciation in sales, general and administrative expenses	15,000	20,000	52,000	67,000
Total	$462,000	$447,000	$1,367,000	$1,212,000

5. Goodwill and Other Intangible Assets.

The following table summarizes the changes in goodwill:

Balance as of June 30, 2025	$11,128,000
Other - Foreign currency translation	(29,000)
Balance as of March 31, 2026	$11,099,000

Other intangible assets and related amortization are as follows:

			March 31, 2026		June 30, 2025
	Carrying	Useful Life	Accumulated	Net Carrying	Accumulated	Net Carrying
	Amount	(Years)	Amortization	Amount	Amortization	Amount
Tradename	$8,570,000	Indefinite	$—	$8,570,000	$—	$8,570,000
Customer relationships	18,300,000	12	3,208,000	15,092,000	2,064,000	16,236,000
	$26,870,000		$3,208,000	$23,662,000	$2,064,000	$24,806,000

For each of the three months ended March 31, 2026 and 2025, amortization of intangible assets expensed to operations was $381,000. For each of the nine months ended March 31, 2026 and 2025, amortization of intangible assets expensed to operations was $1,144,000. The weighted average remaining amortization period for intangible assets as of March 31, 2026 and June 30, 2025 is approximately 9.9 years and 10.6 years, respectively.

Remaining estimated annual amortization expense is as follows for the fiscal years ended June 30:

Remainder of 2026	$382,000
2027	1,525,000
2028	1,525,000
2029	1,525,000
2030	1,525,000
Thereafter	8,610,000
Total	$15,092,000

6. Long-term debt, net.

The components of debt consisted of the following at:

	March 31, 2026	June 30, 2025
Amended Credit Agreement - term loan	$14,400,000	$15,750,000
Notes payable	12,750,000	12,750,000
Amended Credit Agreement - revolving credit facility	9,986,000	—
Paid in-kind interest (PIK)	3,244,000	2,065,000
Machinery financing loans	176,000	231,000
	$40,556,000	$30,796,000
Less: unamortized debt issuance costs	(213,000)	(272,000)
Total debt	$40,343,000	$30,524,000
PIK included in accrued expenses and other current liabilities	(300,000)	(300,000)
Less current maturities	(5,857,000)	(1,870,000)
Long-term debt, net of current maturities	$34,186,000	$28,354,000

To finance the acquisition of Bloomia on February 20, 2024, the Company, as parent guarantor, Tulp 24.1 as borrower (“Borrower”) and each of Tulipa Acquisitie Holding B.V., Bloomia B.V., and Fresh Tulips USA, LLC, as guarantors (collectively, the “Company Credit Parties”), entered into a Credit Agreement (the “Credit Agreement”) with Associated Bank, N.A. (“Lender”) for an $18,000,000 term loan and a $6,000,000 revolving credit facility. The Company pays term loan quarterly payments of $450,000. On October 16, 2024, the Company entered into a First Amendment to Credit Agreement which, among other things, temporarily increased the borrowing capacity under the revolving credit facility to $8,000,000 until March 31, 2025. On September 15, 2025, the Company, as parent guarantor, entered into a Second Amendment to Credit Agreement (the Credit Agreement, as amended by the First Amendment to Credit Agreement and the Second Amendment to Credit Agreement, the “Amended Credit Agreement”), pursuant to which, among other things, the revolving facility capacity was temporarily increased from $6,000,000 to $10,000,000 and the definition of eligible inventory will continue to include inventory in the Netherlands, in each case until April 30, 2026. Commencing September 30, 2025, the interest rate for all loans under the facility are based on a term SOFR rate for an interest period selected by the Company plus an applicable margin, with a range from 3.00% to 4.00% based on the Company’s cash flow leverage ratio. As of March 31, 2026, the Company had an outstanding balance of $9,986,000 under the revolving facility. The revolving credit facility may be used by the Company for general business purposes and working capital, subject to availability under a borrowing base consisting of 80% of eligible accounts receivable and generally 50% of eligible inventory.

As noted above, the temporary increase in the revolving facility capacity under the Credit Agreement from $6,000,000 to $10,000,000 expired on April 30, 2026, and the outstanding balance of the revolving facility (approximately $9,086,000 as of the date of this report) has been in excess of $6,000,000 since that date. As a result, from May 1, 2026 through the date of this report, the Company has been and remains out of compliance with the Credit Agreement as a result of being overdrawn on the revolving facility. In addition, the Company was in breach of its financial covenants as of December 31, 2025 and March 31, 2026. The Company received a waiver from the lender for both covenants for both periods. Based on the Company’s current financial projections, we believe the Company will be in compliance with all required covenants for at least the next twelve months.

As of March 31, 2026 and June 30, 2025, there were $385,000 of debt issuance costs related to the term loan, net of amortization of $172,000 and $113,000, respectively, which have been presented as a direct deduction from long-term debt in the accompanying condensed consolidated balance sheets. As of March 31, 2026 and June 30, 2025, there were $128,000 of deferred financing costs related to the revolving credit facility, net of amortization of $54,000 and $35,000, respectively, which have been presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

As part of the financing of the acquisition of Bloomia, on February 22, 2024, the Company and Bloomia B.V., as guarantors, and Tulp 24.1 and Tulipa Acquisitie Holding B.V., as borrowers (the “Seller Note Borrowers”), entered into a Bridge Loan Agreement with the sellers of Bloomia (“Seller”) in the amount of $12,750,000 (the “Seller Note”), which has a maturity date of March 24, 2029. Payment amounts under the Bridge Loan Agreement are determined based on the excess cash flow of the Seller Note Borrowers. The Seller Note initially bears interest at 8% per annum for the first year that increases annually by 2 percentage points. Interest on the Seller Note is payable “in kind” (“PIK”) and added to the aggregate principal amount on the applicable interest payment date.

The Company incurred $491,000 and $1,262,000 of interest expense on the term loans and revolving credit facility in the three and nine months ended March 31, 2026, respectively. The Company incurred $446,000 and $1,348,000 of interest expense on the term loans and revolving credit facility in the three and nine months ended March 31, 2025, respectively. In addition, the Company incurred non-cash PIK interest of $400,000 and $1,179,000 on the Seller Note in the three and nine months ended March 31, 2026, respectively, and $404,000 and $1,199,000 on the Seller Note in the three and nine months ended March 31, 2025, respectively. Term loan, revolving credit facility and PIK interest are included in interest expense, net on the condensed consolidated statements of operations and comprehensive (loss) income.

On January 19, 2026 and on April 15, 2026, respectively, the Seller Note Borrowers and the Sellers entered into a First Amendment to Bridge Loan Agreement and Second Amendment to Bridge Loan Agreement (collectively, the “Seller Note Amendments”). The Bridge Loan Amendments provide, among other things, that the Seller Note Borrowers have the right to prepay the Seller Note in full at a discount in the aggregate amount of $7,330,000 (the “Discounted Prepayment Amount”) at any time prior to May 27, 2026 (the “Discounted Prepayment”). In order to be eligible for the Discounted Prepayment, the Company was required to (i) make an initial payment of at least $4,800,000 towards the Discounted Prepayment Amount by April 15, 2026 and (ii) release the Sellers from any and all (potential or actual) liability in respect of (a) the Warranties (as defined in the Share Purchase Agreement dated February 21, 2024 (the “SPA”) between the Seller Note Borrowers and the Seller) as well as (b) the Indemnities (as defined in the SPA) specified in Clause 11.1 of the SPA, in each case to the extent such liabilities remain outstanding as of April 15, 2026 (collectively, the “Release of Claims”). The Company made a payment of $4,900,000 on April 15, 2026.

The remaining $2,430,000 of the Discounted Prepayment Amount not paid by April 15, 2026 shall accrue interest at the rate of 12% per annum. If the Company does not pay the remaining balance of the Discounted Prepayment Balance and all accrued and unpaid interest in full on or before May 27, 2026, then the total remaining outstanding balance of the Bridge Loan shall be revised to equal an amount (the “Reduced Balance”) calculated as (x) $15,097,053, multiplied by (y) a ratio calculated as (i) the remaining balance of the Discounted Prepayment Amount not paid by May 27, 2026, divided by (ii) the Discounted Prepayment Amount. Any such remaining balance shall accrued interest commencing effective as of April 16, 2026 and otherwise be payable in accordance with the original terms of the Seller Note.

The combined aggregate maturities for the fiscal years ended June 30 are as follows:

Remainder of 2026	$4,454,000
2027	1,860,000
2028	1,826,000
2029	32,370,000
2030	29,000
Thereafter	17,000
$40,556,000

7. Related Party Notes Payable.

On August 15, 2024, and as amended on September 27, 2024 and January 15, 2025, the Company entered into an unsecured Delayed Draw Term Note (the “2024 Note”) with Air T Inc. (“Air T”) pursuant to which Air T agreed to advance from time to time until August 15, 2026, initially not on a revolving basis, up to $3,750,000 to fund the Company’s operations. In January 2026, the 2024 Note was amended to allow for borrowing on a revolving basis. The 2024 Note had a maturity date of August 15, 2029, subject to Air T’s right to demand payment on or after February 15, 2026. Air T Inc. beneficially owns greater than 10% of our outstanding common stock and is a member of a group of stockholders that collectively owns approximately 40% of our outstanding common stock. Amounts outstanding under the 2024 Note bore interest at a fixed rate of 8.0%, subject to a 3.0% increase upon certain events of default, payable on the maturity date. As of March 31, 2026 and June 30, 2025, the Company had $2,500,000 and $3,350,000, respectively, of principal outstanding and $348,000 and $209,000, respectively, of paid-in-kind interest outstanding under the 2024 Note. The 2024 Note is included total current liabilities on the condensed consolidated balance sheets as of March 31, 2026 and June 30, 2025.

On September 15, 2025, the Company entered into unsecured Promissory Notes (collectively, the “2025 Notes”) with Air T, AO Partners I, L.P. (“AO Partners Fund”), and Gary S. Kohler (“Kohler,” and, together with Air T and AO Partners Fund, the “Note Lenders”), pursuant to which the Note Lenders loaned the Company a total of $4,000,000, in the amounts of $1,100,156, $1,699,844, and $1,200,000, respectively. The $4,000,000 principal and $288,000 of accrued interest are included in total noncurrent liabilities on the condensed consolidated balance sheets as of March 31, 2026. Kohler is Chief Investment Officer and Portfolio Manager of BCCM Advisors, LLC, which, beneficially owned approximately 9% of our outstanding common stock as of February 16, 2026. Proceeds from the 2025 Notes were used to fund operations of the Bloomia business. Amounts outstanding under the 2025 Notes bore interest at a fixed rate of 13.5% per year payable at the scheduled maturity date of June 1, 2027. The 2025 Notes restricted the Company’s ability to obtain additional indebtedness, either directly or through its subsidiaries, other than existing indebtedness and usual and customary indebtedness incurred in the operation of the Company’s business, which restrictions could be waived by the Note Lenders holding a majority interest in the 2025 Notes. No closing or origination fees were paid to any Note Lender.

Interest expense incurred related to both the 2024 Note and 2025 Notes was $174,000 and $428,000 during the three and nine months ended March 31, 2026, respectively. Interest expense incurred related to the 2024 Note was $73,000 and $142,000 during the three and nine months ended March 31, 2025. Interest expense incurred related to both the 2024 Note and 2025 Notes was included in noncash paid in-kind interest expense on the condensed consolidated statements of cash flows.

On April 1, 2026, in connection with the Company’s previously disclosed rights offering, the principal and accrued interest for the related party notes, including the 2024 Note and the 2025 Notes, were converted into shares of common stock pursuant to the terms of the rights offering. As a result, as of April 1, 2026 the Company has no related party notes or interest outstanding.

On April 13, 2026, the Company entered into an unsecured Promissory Note (the “2026 Note”) with Kohler, pursuant to which the Kohler loaned the Company the principal amount of $1,000,000. Proceeds from the 2026 Note were used towards the initial payment towards the Discounted Prepayment Amount as described in Note 6 to these condensed consolidated financial statements. The principal amount of the 2026 Note bears interest at a fixed rate of 11.5% per annum, which increases to 14.5% if there is an event of default under the 2026 Note (with the 2026 Note containing customary events of default for a promissory note of this type). The 2026 Note is scheduled to mature on March 31, 2029, at which time all principal and accrued and unpaid interest is due and payable in full. The Company has the right to prepay the 2026 Note in whole or in part at any time without penalty. Amounts paid or prepaid under the 2026 Note may not be reborrowed by the Company. No closing or origination fees were paid in connection with the 2026 Note.

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

The weighted average remaining lease term and weighted average discount rate were as follows at:

	March 31, 2026	June 30, 2025
Weighted average remaining lease term (years)
Finance leases	5.0	5.8
Operating leases	12.5	13.4
Weighted average discount rate applied
Finance leases	7.6%	8.1%
Operating leases	8.2%	8.2%

The components of lease expense from continuing operations are as follows within our condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Operating lease expense:
Operating lease cost	$1,111,000	$1,056,000	$3,366,000	$3,160,000
Short-term and variable lease cost	51,000	91,000	125,000	255,000
Finance lease expense:
Finance lease cost - amortization	90,000	7,000	157,000	15,000
Finance lease cost - interest	12,000	1,000	33,000	2,000
Total lease expense	$1,264,000	$1,155,000	$3,681,000	$3,432,000

Supplemental cash flow information related to leases where the Company is the lessee is as follows:

	Nine Months Ended
	March 31,
	2026	2025
Operating cash flows from operating leases	$2,352,000	$2,530,000
Operating cash flows from finance leases	33,000	2,000
Financing cash flows from finance leases	82,000	18,000
Leased assets obtained in exchange for operating lease liabilities	212,000	—
Leased assets obtained in exchange for finance lease liabilities	1,442,000	62,000

The maturities of the operating and finance lease liabilities for the fiscal years ended June 30 are as follows:

	Operating Leases	Finance Leases
Remainder of 2026	$1,020,000	$106,000
2027	4,116,000	425,000
2028	4,179,000	425,000
2029	4,232,000	399,000
2030	4,303,000	365,000
Thereafter	37,594,000	232,000
Total lease payments	55,444,000	1,952,000
Less discount to present value	(21,188,000)	(291,000)
Lease liability balance	$34,256,000	$1,661,000

9. Income Taxes.

Income tax (benefit) expense and the effective tax rates were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Income tax (benefit) expense	$(405,000)	$156,000	$(1,787,000)	$(1,625,000)
Effective income tax rate	35%	20%	21%	28%

For the three and nine months ended March 31, 2026, the rate differs from the federal statutory rate of 21% due to state taxes, foreign taxes, and other permanent items. For the three and nine months ended March 31, 2025, the rate differs from the federal statutory rate of 21% due to state and foreign taxes, valuation allowance change, nondeductible transaction costs, adjustments from prior year, and other permanent items.

10. Net (Loss) Income per Share.

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units and awards. Diluted net (loss) income per share gives effect to all diluted potential common shares outstanding during the year.

In determining diluted net (loss) income per share, the Company considers whether the result of the incremental shares would be antidilutive. During the three and nine months ended March 31, 2026, the Company was in a net loss position and the result of the potentially dilutive securities was determined to be antidilutive, and therefore, no incremental shares are included in the per share calculations. During the three months ended March 31, 2025, the Company did not have potentially dilutive securities. During the nine months ended March 31, 2025, the Company was in a net loss position and the result of the potentially dilutive securities was determined to be antidilutive, and therefore, no incremental shares are included in the per share calculation.

Weighted average common shares outstanding for the three and nine months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Denominator for basic net (loss) income per share - weighted average shares	1,773,000	1,770,000	1,771,000	1,770,000
Effect of dilutive equity awards	—	—	—	—
Denominator for diluted net (loss) income per share - weighted average shares	1,773,000	1,770,000	1,771,000	1,770,000

11. Commitments and Contingencies.

Litigation. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of March 31, 2026, the Company was not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity.

Purchase Obligation. On July 1, 2023, the Company entered into an obligation with a third party to purchase 25% of their annual production of tulip bulbs through 2028 for $1,650,000 annually, totaling $8,000,000 over the duration of the agreement. In addition, the Company entered into a separate agreement with the same party to supply tulips to that party over a three-year period for a total of $360,000. The Company will be paid in three annual installments of $120,000 beginning on March 1, 2026, with the final payment to be received on March 1, 2028. As of March 31, 2026, the first $120,000 of these payments is included in accounts receivable on the condensed consolidated balance sheet.

Forward Currency Contracts. The Company enters into foreign currency forward contracts to manage exposure to changes in the Euro exchange rate on forecasted transactions denominated in Euro. The contracts are not designated as hedging instruments under ASC 815 Derivatives and Hedging, and the changes in fair value are recognized in earnings. On January 12, February 2, and March 9, 2026, the Company entered into foreign currency contracts to purchase €500,000, €1,000,000, and €1,000,000, respectively, for $596,000, $1,201,000, and $1,178,000, respectively, between September 1, 2026 and September 30, 2026. The purpose of these contracts is to manage exposure to changes in the Euro exchange rate on forecasted bulb purchases denominated in Euro. The Company also entered into a forward foreign currency contract to purchase €500,000 for $587,000 between May 4, 2026 and May 29, 2026. The purpose of the contract is to manage exposure to changes in the Euro exchange rate on forecasted import stem purchases denominated in Euro. As of March 31, 2026, the Company had a liability of $51,000 related to these foreign currency contracts included in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

Other than these obligations, the Company has not had any material service or supply agreements that obligate the Company to make payments to vendors for an extended period of time.

12. Subsequent Events.

The Company evaluated subsequent events from the balance sheet date as of March 31, 2026 through the date the condensed consolidated financial statements were issued.

As previously disclosed, the Company completed a rights offering that commenced in February 2026 and expired on April 1, 2026. In connection with the rights offering, the Company distributed non-transferable subscription rights to stockholders of record as of February 16, 2026. Each eligible stockholder was entitled to subscribe for additional shares of the Company’s common stock in proportion to their existing ownership, and was granted an over-subscription privilege, subject to availability and proration.

The Company received gross proceeds from the rights offering of $12,100,000, of which approximately $5,000,000 was cash and $7,100,000 was conversion of outstanding debt. The rights offering resulted in an aggregate of approximately 3,000,000 shares of the Company’s common stock being issued to participants in the rights offering at a price of $4.05 per share. In connection with the Company’s rights offering, the principal and accrued interest for the related party notes, including the 2024 Note and the 2025 Notes, were converted into shares of common stock pursuant to the terms of the rights offering. As a result, as of April 1, 2026 the Company has no related party notes or interest outstanding. See Note 7 in the condensed consolidated financial statements. The Company used the net cash proceeds from the rights offering primarily to make a $4,900,000 initial payment towards the Discounted Prepayment Amount under the Seller Note. See Note 6 in the condensed consolidated financial statements.

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

Fiscal Year End Change

As previously reported, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to June 30 of each calendar year. As a result, the three months ended March 31, 2026 represent the third quarter of fiscal year 2026.

Company Overview

The Company is a specialty agricultural company focused on making and managing its agricultural investments in the United States and internationally.

On February 22, 2024, the Company acquired majority ownership in Bloomia, which produces and sells fresh-cut tulips.

Bloomia was founded in the Netherlands and has grown to become a leader in the fresh cut tulip industry in the U.S. Bloomia nurtured over 90 million tulip stems in the twelve months ended June 30, 2025. Bloomia operates from three strategically positioned locations in the United States, the Netherlands, and South Africa, and also has a 30% interest in a greenhouse tulip business in Chile.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and comprehensive (loss) income as a percentage of total revenue, net.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue, net	$14,436,000	$12,443,000	$26,328,000	$25,263,000
Cost of goods sold	11,575,000	8,554,000	23,043,000	20,516,000
Gross profit	2,861,000	3,889,000	3,285,000	4,747,000
Gross profit as a percent of revenue	19.8%	31.3%	12.5%	18.8%
Sales, general and administrative expenses	2,881,000	2,457,000	8,637,000	8,553,000
Operating (loss) profit	(20,000)	1,432,000	(5,352,000)	(3,806,000)
Operating (loss) profit as a percent of revenue	(0.1)%	11.5%	(20.3)%	(15.1)%
Foreign currency transaction (gain) loss, net	(15,000)	(335,000)	191,000	(699,000)
Interest expense, net	1,134,000	970,000	3,043,000	2,750,000
Other expense (income), net	19,000	24,000	(17,000)	(32,000)
(Loss) income from continuing operations before income taxes	(1,158,000)	773,000	(8,569,000)	(5,825,000)
Income tax (benefit) expense	(405,000)	156,000	(1,787,000)	(1,625,000)
Net (loss) income from continuing operations	(753,000)	617,000	(6,782,000)	(4,200,000)
Income from discontinued operations, net of tax	—	10,000	—	98,000
Net (loss) income including noncontrolling interest	(753,000)	627,000	(6,782,000)	(4,102,000)
Less: Net income (loss) attributable to noncontrolling interest	12,000	178,000	(887,000)	(486,000)
Net (loss) income attributable to Bloomia Holdings, Inc.	$(765,000)	$449,000	$(5,895,000)	$(3,616,000)

Three and Nine Months Ended March 31, 2026 Compared to Three and Nine Months Ended March 31, 2025

Revenue, Net. Revenue, net for the three months ended March 31, 2026 and 2025 was $14,436,000 and $12,443,000, respectively. The increase is primarily due to higher prices in the current fiscal year. Stems sold were approximately 3% less than prior year due to lower Valentine’s Day sales, partially offset by the shift of Easter sales from April in the prior fiscal year to March of the current fiscal year.

Revenue, net for the nine months ended March 31, 2026 and 2025 was $26,328,000 and $25,263,000, respectively. The increase is due to higher prices in the current fiscal year. Stems sold were approximately 10% less than prior year due to a lower Valentine’s Day sales and the Company strategically growing more tulips earlier in calendar year 2025 to meet higher demand near Mother’s Day 2025, resulting in fewer stems to sell this fiscal year. Additionally, the Company purchased fewer Dutch bulbs in 2024, so there were less stems to grow in July and August 2025. Stem sales benefited from the shift of Easter sales from April in the prior fiscal year to March of the current fiscal year.

Gross Margin. Gross margin for the three months ended March 31, 2026 was $2,861,000, or 19.8% as a percentage of revenue, compared to gross margin of $3,889,000, or 31.3% as a percentage of revenue, for the three months ended March 31, 2025. The decrease is primarily due to lower stems sales in the current fiscal year of approximately 3%. The Company raised prices in the current fiscal year to partially offset the increases in bulb costs and tariffs. This decline was partially offset by a $150,000 grant received in the period.

Gross margin for the nine months ended March 31, 2026 was $3,285,000, or 12.5% as a percentage of revenue, compared to $4,747,000, or 18.8% as a percentage of revenue, for the nine months ended March 31, 2025. The Company sold approximately 10% less stems in the current fiscal year resulting in a decrease in margin. This decline was partially offset by a $450,000 grant received in the period.

Sales, General and Administrative. Sales, general and administrative expenses for the three months ended March 31, 2026 were $2,881,000 compared to $2,457,000 for the three months ended March 31, 2025. The increase is primarily due to expenses incurred related to our previously disclosed rights offering and Seller Note Amendments (see Note 6 in the condensed consolidated financial statements) as well as an increase in corporate administrative costs.

Sales, general and administrative expenses for the nine months ended March 31, 2026 were $8,637,000 compared to $8,553,000 for the nine months ended March 31, 2025. The increase is primarily due to expenses incurred related to our previously disclosed rights offering and Seller Note Amendments (see Note 6 in the condensed consolidated financial statements) partially offset by an increase in the provision for credit losses and purchase accounting adjustments in the prior year.

Interest Expense, net. Interest expense for the three months ended March 31, 2026 and 2025 was $1,134,000 and $970,000, respectively. Interest expense for the nine months ended March 31, 2026 and 2025 was $3,043,000 and $2,750,000, respectively. The increase for both periods is due to higher debt levels as the Company accrued interest on the Seller Note, an increased aggregate balance of related party notes outstanding at increased interest rates, and an increase in the revolving credit facility with Associated Bank, N.A. year over year.

Income Taxes. For the three months ended March 31, 2026 and 2025, the Company’s effective income tax rate was 35.0% and 20.2%, respectively. For the nine months ended March 31, 2026 and 2025, the Company’s effective income tax rate was 20.96% and 27.9%, respectively. See Note 9 in the condensed consolidated financial statements.

Income from Discontinued Operations, net of Tax. For the three and nine months ended March 31, 2025, income from discontinued operations of $10,000 and $98,000, respectively, is a result of the reduction in the accrual for sales tax due to the expiration of the statute of limitations. The Company does not expect income or loss from discontinued operations in fiscal year 2026.

Net Income (Loss) Attributable to Noncontrolling Interest. The 18.6% noncontrolling interest in Tulp 24.1’s was income of $12,000 for the three months ended March 31, 2026 compared to income of $178,000 for the three months ended March 31, 2025. The 18.6% noncontrolling interest in Tulp 24.1’s loss was $887,000 for the nine months ended March 31, 2026 compared to a loss of $486,000 for the nine months ended March 31, 2025. The increased loss in both periods is primarily due to lower net income from Tulp 24.1’s continuing operations in both periods.

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

Included below is a reconciliation of EBITDA to net (loss) income from continuing operations, the most directly comparable GAAP measure.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net (loss) income from continuing operations	$(753,000)	$617,000	$(6,782,000)	$(4,200,000)
Interest expense, net	1,134,000	970,000	3,043,000	2,750,000
Income tax (benefit) expense	(405,000)	156,000	(1,787,000)	(1,625,000)
Depreciation and amortization	933,000	835,000	2,668,000	2,368,000
EBITDA	$909,000	$2,578,000	$(2,858,000)	$(707,000)

Liquidity and Capital Resources

The Company has financed its operations with proceeds from sales of its tulips and credit draws. The Company’s liquidity varies during the year. The majority of cash is collected in the first half of the calendar year, and the majority of payments, primarily to purchase tulip bulbs, occur in the second half of the calendar year. At March 31, 2026, the Company’s working capital (defined as current assets less current liabilities) was $4,796,000 compared to $1,089,000 at June 30, 2025. The increase is due to the Company purchasing approximately $14,600,000 worth of Dutch tulip bulbs since June 30 2025, of which $4,000,000 was financed through long-term notes and $10,000,000 was financed through the revolving credit facility. These bulbs have been grown into stems and sold or will be sold in the next four months. As the Company collects sales receipts it plans to pay down the revolver which will decrease working capital as of fiscal year-end.

Operating Activities of Continuing Operations. Net cash used in operating activities during the nine months ended March 31, 2026 was $11,148,000 compared to cash use of $7,297,000 in the nine months ended March 31, 2025. The Company purchased the majority of its bulbs from growers in the Netherlands in the period, which were priced in Euro. The increase in cash used during the nine months ended March 31, 2026 compared to the corresponding period of the prior fiscal year is due to an increase in the Euro price of bulbs purchased and the increase in the Euro to dollar rate. Additionally, the Company paid 15% tariffs on its bulb purchases in fiscal year 2026.

Investing Activities of Continuing Operations. Net cash used in investing activities during the nine months ended March 31, 2026 was $292,000 compared to cash used of $573,000 in the nine months ended March 31, 2025. Capital expenditures were primarily related to software in fiscal year 2026. Our low level of capital expenditures during the nine months ended March 31, 2026 compared to the corresponding period of the prior fiscal year is a result of our strategic decision to meet our operational needs through equipment leasing rather than outright ownership.

Financing Activities. Net cash provided by financing activities during the nine months ended March 31, 2026 was $11,663,000. The Company drew $10,315,000 on its revolving line of credit and entered into net related party notes of $3,150,000 primarily to purchase tulip bulbs in the nine months ended March 31, 2026. Offsetting this increase was $1,350,000 of term loan payments. In the nine months ended March 31, 2025, the Company drew $7,026,000 on its revolver and $3,750,000 in notes to fund bulb purchases. The increase reflects the higher average cost per bulb and the higher Euro rate.

Rights Offering

As previously disclosed, the Company recently conducted a rights offering that commenced in February 2026 and expired on April 1, 2026. Pursuant to the rights offering, the Company distributed non-transferable subscription rights to stockholders of record as of February 16, 2026. Each eligible stockholder was entitled to subscribe for additional shares of the Company’s common stock in proportion to their existing ownership, with the opportunity to participate in an over-subscription privilege, subject to availability and proration. The Company received gross proceeds from the rights offering of $12,100,000, of which approximately $5,000,000 was cash and $7,100,000 was conversion of outstanding debt. The rights offering resulted in an aggregate of approximately 3,000,000 shares of the Company’s common stock being issued to participants in the rights offering at a price of $4.05 per share. The Company used the net cash proceeds from the rights offering primarily to make a $4,900,000 initial payment towards the Discounted Prepayment Amount under the Seller Note (see the discussion under “Seller Notes” below).

Credit Facility

On September 15, 2025, the Company, as parent guarantor, Tulp 24.1, as borrower, and each of Tulipa Acquisitie Holding B.V., Bloomia B.V., and Fresh Tulips, USA, as guarantors, entered into a Second Amendment to the existing Credit Agreement with Associated Bank, N.A. dated February 20, 2024, which was previously amended on October 16, 2024, (as amended, (the “Credit Agreement”). Under the original terms of the Credit Agreement, the Borrower received an $18,000,000 term loan and a $6,000,000 revolving credit facility. Pursuant to the Second Amendment,  among other things, the revolving facility capacity was temporarily increased from $6,000,000 to $10,000,000 and the definition of eligible inventory will continue to include inventory in the Netherlands, in each case until April 30, 2026. Commencing September 30, 2025, the interest rate for all loans under the facility will be based on a term SOFR rate for an interest period selected by the Company plus an applicable margin, with a range from 3.00% to 4.00% based on the Company’s cash flow leverage ratio. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the ability of Tulp 24.1 and its subsidiaries to incur additional indebtedness, dispose of significant assets and make distributions or pay dividends to the Company. The Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to terminate their commitments and accelerate loans under the Credit Agreement, including failure to make payments under the credit facility, failure to comply with covenants in the Credit Agreement and other loan documents, cross default to other material indebtedness of Tulp 24.1 or any of its subsidiaries, failure of Tulp 24.1 or any of its subsidiaries to pay or discharge material judgments, bankruptcy of Tulp 24.1 or any of its subsidiaries, and change of control of the Company.

As of March 31, 2026, the balance of the term loan under the Credit Agreement was $14,400,000 and the Company had an outstanding balance of $9,986,000 under the revolving credit facility. The term loan is repaid in quarterly installments of $450,000, which began in June 2024. The remaining outstanding balance will be repaid in full after five years. The scheduled maturity of the revolving facility is February 20, 2029.

The obligations under the Credit Agreement are secured by substantially all of the personal property assets of Tulp 24.1 and its subsidiaries. The Company also provided an unsecured guaranty of the obligations of Tulp 24.1.

As noted above, the temporary increase in the revolving facility capacity under the Credit Agreement from $6,000,000 to $10,000,000 expired on April 30, 2026, and the outstanding balance of the revolving facility (approximately $9,086,000 as of the date of this report) has been in excess of $6,000,000 since that date. As a result, from May 1, 2026 through the date of this report, the Company has been and remains out of compliance with the Credit Agreement as a result of being overdrawn on the revolving facility. In addition, the Company was in breach of its financial covenants as of December 31, 2025 and March 31, 2026. The Company received a waiver from the lender for both covenants for both periods. Based on the Company’s current financial projections, we believe the Company will be in compliance with all required covenants for at least the next twelve months.

Seller Note

As part of the financing of the acquisition of Bloomia, on February 22, 2024, the Company and Bloomia B.V., as guarantors, and Tulp 24.1 and Tulipa Acquisitie Holding B.V., as borrowers (the “Seller Note Borrowers”), entered into a Bridge Loan Agreement with the sellers of Bloomia (“Seller”) in the amount of $12,750,000 (the “Seller Note”), which has a maturity date of March 24, 2029. Payment amounts under the Bridge Loan Agreement are determined based on the excess cash flow of the Seller Note Borrowers. The Seller Note initially bears interest at 8% per annum for the first year that increases annually by 2 percentage points. Interest on the Seller Note is payable “in kind” (“PIK”) and added to the aggregate principal amount on the applicable interest payment date.

On January 19, 2026 and on April 15, 2026, respectively, the Seller Note Borrowers and the Sellers entered into a First Amendment to Bridge Loan Agreement and Second Amendment to Bridge Loan Agreement (collectively, the “Seller Note Amendments”). The Bridge Loan Amendments provide, among other things, that the Seller Note Borrowers have the right to prepay the Seller Note in full at a discount in the aggregate amount of $7,330,000 (the “Discounted Prepayment Amount”) at any time prior to May 27, 2026 (the “Discounted Prepayment”). In order to be eligible for the Discounted Prepayment, the Company was required to (i) make an initial payment of at least $4,800,000 towards the Discounted Prepayment Amount by April 15, 2026 and (ii) release the Sellers from any and all (potential or actual) liability in respect of (a) the Warranties (as defined in the Share Purchase Agreement dated February 21, 2024 (the “SPA”) between the Seller Note Borrowers and the Seller) as well as (b) the Indemnities (as defined in the SPA) specified in Clause 11.1 of the SPA, in each case to the extent such liabilities remain outstanding as of April 15, 2026. The Company made a payment of $4,900,000 on April 15, 2026.

The remaining $2,430,000 of the Discounted Prepayment Amount not paid by April 15, 2026 accrues interest at the rate of 12% per annum. If the Company does not pay the remaining balance of the Discounted Prepayment Amount and all accrued and unpaid interest in full on or before May 27, 2026, then the total remaining outstanding balance of the Bridge Loan shall be revised to equal an amount calculated as (x) $15,097,053, multiplied by (y) a ratio calculated as (i) the remaining balance of the Discounted Prepayment Amount not paid by May 27, 2026, divided by (ii) the Discounted Prepayment Amount. Any such remaining balance shall accrue interest commencing effective as of April 16, 2026 and otherwise be payable in accordance with the original terms of the Seller Note.

Related Party Notes

On August 15, 2024, and as amended on September 27, 2024 and January 15, 2025, the Company entered into an unsecured Delayed Draw Term Note (the “2024 Note”) with Air T Inc. (“Air T”) pursuant to which Air T agreed to advance from time to time until August 15, 2026, initially not on a revolving basis, up to $3,750,000 to fund the Company’s operations. In January 2026, the 2024 Note was amended to allow for borrowing on a revolving basis. The 2024 Note had a maturity date of August 15, 2029, subject to Air T’s right to demand payment on or after February 15, 2026. Air T Inc. beneficially owns greater than 10% of our outstanding common stock and is a member of a group of stockholders that collectively owns approximately 40% of our outstanding common stock. Amounts outstanding under the 2024 Note bore interest at a fixed rate of 8.0%, subject to a 3.0% increase upon certain events of default, payable on the maturity date. As of March 31, 2026 and June 30, 2025, the Company had $2,500,000 and $3,350,000, respectively, of principal outstanding and $348,000 and $209,000, respectively, of paid-in-kind interest outstanding under the 2024 Note.

On September 15, 2025, the Company entered into unsecured Promissory Notes (collectively, the “2025 Notes”) with Air T, AO Partners I, L.P. (“AO Partners Fund”), and Gary S. Kohler (“Kohler,” and, together with Air T and AO Partners Fund, the “Note Lenders”), pursuant to which the Note Lenders loaned the Company a total of $4,000,000, in the amounts of $1,100,156, $1,699,844, and $1,200,000, respectively. The $4,000,000 principal and $288,000 of accrued interest are included in total noncurrent liabilities on the condensed consolidated balance sheets as of March 31, 2026. Kohler is Chief Investment Officer and Portfolio Manager of BCCM Advisors, LLC, which beneficially owned approximately 9% of our outstanding common stock as of February 16, 2026. Proceeds from the 2025 Notes were used to fund operations of the Bloomia business. Amounts outstanding under the 2025 Notes bore interest at a fixed rate of 13.5% per year, payable at the scheduled maturity date of June 1, 2027. The 2025 Notes restricted the Company’s ability to obtain additional indebtedness, either directly or through its subsidiaries, other than existing indebtedness and usual and customary indebtedness incurred in the operation of the Company’s business, which restrictions could be waived by the Note Lenders holding a majority interest in the 2025 Notes. No closing or origination fees were paid to any Note Lender.

On April 1, 2026, in connection with the Company’s previously disclosed rights offering, the principal and accrued interest for the related party notes, including the 2024 Note and the 2025 Notes, were converted into shares of our common stock pursuant to the terms of the rights offering. As a result, as of April 1, 2026 the Company has no related party notes or interest outstanding.

On April 13, 2026, the Company entered into an unsecured Promissory Note (the “2026 Note”) with Kohler, pursuant to which Kohler loaned the Company the principal amount of $1,000,000. Proceeds from the 2026 Note were used towards our initial payment towards the Discounted Prepayment Amount as described in Note 6 to these condensed consolidated financial statements. The principal amount of the 2026 Note bears interest at a fixed rate of 11.5% per annum, which increases to 14.5% if there is an event of default under the 2026 Note (with the 2026 Note containing customary events of default for a promissory note of this type). The 2026 Note is scheduled to mature on March 31, 2029, at which time all principal and accrued and unpaid interest is due and payable in full. The Company has the right to prepay the 2026 Note in whole or in part at any time without penalty. Amounts paid or prepaid under the 2026 Note may not be reborrowed by the Company. No closing or origination fees were paid in connection with the 2026 Note.

The Company expects that cash from operations combined with funds available under the credit facility, will provide sufficient credit availability to support its ongoing operations, fund its debt service requirements, capital expenditures and working capital for at least the next 12 months.

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

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (1) our ability to compete, (2) concentration of revenue among a small number of customers, (3) dependency on Dutch tulip bulbs, (4) changes in interest rates, (5) ability to comply with the requirements of the Credit Agreement and operate within its restrictions, (6) economic and market conditions that may restrict or delay appropriate or desirable opportunities, (7) our ability to develop and maintain necessary processes and controls relating to our businesses, (8) reliance on one or a small number of employees, (9) our ability to generate enough cash or secure enough capital to execute our business plans, (10) our ability to obtain seasonal workers, (11) other economic, international, business, market, financial, competitive and/or regulatory factors affecting the Company’s businesses generally, (12) exchange rate fluctuations, (13) tariffs, and (14) the availability of additional capital on desirable terms, if at all. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in this report and additional risks identified in our Transition Report on Form 10-KT, this and subsequent Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K filed with the SEC. Such forward-looking statements should be read in conjunction with the Company’s filings with the SEC. The Company assumes no responsibility to update the forward- looking statements contained in this report or the reasons why actual results would differ from those anticipated in any such forward-looking statement, other than as required by law.

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

We are currently out of compliance with our debt covenants.

As described in Note 6 of the condensed consolidated financial statements, the temporary increase in the revolving facility capacity under the Credit Agreement from $6,000,000 to $10,000,000 expired on April 30, 2026, and the outstanding balance of the revolving facility (approximately $9,086,000 as of the date of this report) has been in excess of $6,000,000 since that date. As a result, from May 1, 2026 through the date of this report, the Company has been and remains out of compliance with the Credit Agreement as a result of being overdrawn on the revolving facility. In addition, the Company was in breach of its financial covenants as of December 31, 2025 and March 31, 2026. The Company received a waiver from the lender for both covenants for both periods. Based on the Company’s current financial projections, we believe the Company will be in compliance with all required covenants for at least the next twelve months. If Company performance does not meet current projections, there is a risk that the Company will not be in compliance with its debt covenants. If the Company is not in compliance with its debt agreement, the Lender has the right to declare the Company in technical default, and if the Company is unable to cure the technical default in a timely manner, the Lender could declare the entire balance of the term loan and the revolving credit facility immediately due and payable in full.

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

Risks related to our plan to use proceeds from the rights offering to settle debt at a discount.

The Company recently conducted a rights offering that commenced in February 2026 and expired on April 1, 2026. The Company received gross proceeds from the rights offering of $12,100,000, of which approximately $5,000,000 was cash and $7,100,000 was conversion of outstanding debt. As previously disclosed, in addition to debt conversion, the primary goal of the rights offering was to raise funds to settle the Seller Note for $7,330,000, which is a greater than 50% discount from its carrying value. The $4,800,000 in cash proceeds raised from the rights offering net of expenses was not enough to repay the $7,330,000 discounted payment under the Seller Note in full, and the Company may not be able to repay the balance of the $7,330,000 discounted payment under the Seller Note by the May 27, 2026 deadline to make such payment. If the Company does not repay the balance of the $7,330,000 discounted payment under the Seller Note by the May 27, 2026, a portion of the original principal balance of the Seller Note will be reinstated (see description in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Seller Note”), which would result in less of a decrease in the Company’s overall debt obligations.

The Rights Offering may limit our ability to use some or all of our net operating loss carryforwards in the future.

As a result of prior operating losses, we have net operating loss, or “NOL,” carryforwards for federal income tax purposes. Our ability to utilize our NOL carryforwards to reduce taxable income in future years could become subject to significant limitations under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), if we undergo an ownership change as determined under Section 382. We would undergo an ownership change under Section 382 if, among other things, the stockholders who own, directly or indirectly, 5% or more of our Common Stock, or are otherwise treated as “5% stockholders” under Section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of our Common Stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change.

In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. The annual limitation is generally equal to the value of the stock of the corporation immediately before the Section 382 ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs (the long-term tax-exempt rate for 2026 is 3.51%). Any unused annual limitation may generally be carried over to later years until the NOL carryforwards expire. If we undergo an ownership change under Section 382 in connection with or after this Rights Offering, our ability to utilize NOLs and other tax attributes could be further limited by Section 382. Also, even if this Rights Offering does not cause an ownership change, it could increase the likelihood that we may undergo an ownership change for purposes of Section 382 in the future. Ownership changes that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce taxable income, potentially increasing and accelerating our liability for income taxes.

Certain significant stockholders may exert a degree of control in a manner that conflicts with the interests of other stockholders.

Current significant holders of the Company’s common stock may have interests that are different than or adverse to our other stockholders. Based on public filings with the Securities and Exchange Commission, as a result of shares of common stock issued to our largest stockholder and its affiliates through their participation in our recently completed rights offering, we believe that our largest stockholder and its affiliates hold approximately 60% of our issued and outstanding shares of common stock. Based on this share ownership and the simple majority vote of shares present in person or by proxy that is sufficient for the approval of most actions at any stockholders meeting, those stockholders are able to exercise control over certain matters requiring stockholder approval. Those matters include the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions, subject to rules requiring the approval of a special majority among non-interested stockholders in certain situations. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions difficult without the support of those significant stockholders, including transactions in which a non-significant stockholder might otherwise receive a premium for its shares over the then-current market price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Share Repurchases

On August 28, 2023, we announced that our Board of Directors had approved a stock repurchase authorization providing for the repurchase of up to 400,000 shares of the Company’s common stock. We may purchase shares of our common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Open market repurchases may be effected pursuant to Rule 10b5-1 trading plans. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock or to acquire shares on any particular timetable and may be suspended or discontinued at any time at the Company’s discretion. There was no repurchase activity for the three months ended March 31, 2026. As of March 31, 2026, 315,792 shares remained available for repurchase under the existing authorization.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference To

3.1	Certificate of Incorporation	Exhibit 3.1 to Form 8-K filed August 9, 2023

3.2	Certificate of Amendment of Certificate of Incorporation	Exhibit 3.1 to Form 8-K filed November 20, 2025

3.3	Certificate of Amendment of Certificate of Incorporation	Exhibit 3.1 to Form 8-K filed January 30, 2026

3.4	Bylaws	Exhibit 3.2 to Form 8-K filed January 30, 2026

10.1	First Amendment to Bridge Loan Agreement, dated January 19, 2026, by and among Botman Bloembollen B.V., W.J. Jansen, H.J. Strengers, TULP 24.1, LLC, and Tulipa Acquisitie Holding B.V. dba Bloomia	Exhibit 10.1 to Form 8-K filed January 23, 2026

10.2	Second Amendment to Bridge Loan Agreement, dated April 15, 2026, by and among Botman Bloembollen B.V., W.J. Jansen, H.J. Strengers, TULP 24.1, LLC, and Tulipa Acquisitie Holding B.V. dba Bloomia	Exhibit 10.1 to Form 8-K filed April 17, 2026

10.3	Promissory Note, dated April 1, 2026, made by Bloomia Holdings, Inc. in favor of Gary Kohler	Exhibit 10.2 to Form 8-K filed April 17, 2026

31.1	Certification of Principal Executive Officers pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed Electronically

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

101

The following materials from Bloomia Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to Condensed Consolidated Financial Statements; and (vi) the information set forth in Part II, Item 5.

Filed Electronically

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the inline XBRL document)	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOOMIA HOLDINGS, INC.
(Registrant)

Dated: May 13, 2026	/s/ Elizabeth E. McShane
Elizabeth E. McShane
Chief Financial Officer
(on behalf of registrant and as principal financial and accounting officer)