Form 10-K
period 2026-06-30
BLOOMIA HOLDINGS, INC.
filed 2026-09-21
CIK 875355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ______________to ______________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2025) was approximately $3,459,000 based upon the closing sales price of the registrant’s common stock on such date on the Nasdaq Capital Market. For purposes of this calculation, directors, executive officers, and owners of more than 10% of the registrant’s outstanding common stock have been deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of Common Stock, $0.01 par value, as of September 15, 2026 was 4,830,965.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held in 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I.

Item 1. Business

Year-End

As previously reported, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to June 30 of each calendar year, effective June 30, 2025. The change aligns the fiscal years of the Company with the Bloomia business and reflects the seasonality of the Bloomia business. In this Annual Report on Form 10-K, the twelve-month period ended June 30, 2026 is referred to as “Year Ended June 30, 2026”, the six-month transition period from January 1, 2025 to June 30, 2025 is referred to as “Six Months Ended June 30, 2025”, and the twelve-month period ended December 31, 2024 is referred to as “Year Ended December 31, 2024.”

Name Change

On January 28, 2026, the Company changed its name to Bloomia Holdings, Inc. by filing an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware. As a result of the name change, effective February 2, 2026, the Company’s common stock, par value $0.01 per share, ceased trading on the Nasdaq Capital Market under the name Lendway, Inc. and under the ticker symbol “LDWY” and began trading on the Nasdaq Capital Market under the name Bloomia Holdings, Inc. and under new ticker symbol “TULP”. The CUSIP of our common stock did not change in connection with the name change or the ticker symbol change.

General

This Annual Report on Form 10-K is being filed by the registrant, Bloomia Holdings, Inc. (“Bloomia Holdings,” “we,” “us,” “our” and the “Company”), a Delaware corporation. The Company was initially organized as a Minnesota corporation in 1990. On August 4, 2023, the Company converted from a Minnesota corporation to a Delaware corporation. Our common stock trades under the symbol “TULP” on The Nasdaq Stock Market LLC.

The Company has evolved into a specialty agricultural (“ag”) company focused on making and managing its ag investments in the United States (“U.S.”) and internationally. The Company is the majority owner of Fresh Tulips USA LLC, Bloomia B.V., and its affiliated entities, collectively referred to as “Bloomia.” Bloomia is a significant producer of fresh cut tulips (“stems”) in the U.S.

On February 22, 2024, the Company acquired Bloomia for a purchase price of $47.5 million, financed with Company cash, a new credit facility, promissory notes payable to the sellers and issuing an equity interest in the new company (the “Acquisition”). Bloomia is one of the largest producers of fresh cut tulips in the United States, nurturing over 90 million stems annually. Bloomia purchases tulip bulbs, hydroponically grows tulips from the bulbs, and sells the stems to retail stores.

The purchase of Bloomia was financed, partially with funds from the sale of the Company’s legacy business of providing in-store advertising solutions (the “In-Store Marketing Business”) for a price of $3,500,000. The operations of the In-Store Marketing Business are presented as discontinued operations in the Six Months Ended June 30, 2025 and Year Ended December 31, 2024. See Note 5 to the consolidated financial statements appearing in Part II, Item 8, of this Annual Report on Form 10-K for a further description of the impact of the sale of the In-Store Marketing Business on the consolidated financial statements.

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

Our internet address is www.bloomiaholdingco.com. We make all reports we file with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and amendments to those reports, if any, available free of charge on our website, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to the SEC. Our website is not incorporated by reference into this Annual Report on Form 10-K. Copies of reports can also be obtained free of charge by requesting them from Bloomia Holdings, Inc. Our mailing address is 5000 West 36th Street, Suite 220, Minneapolis, MN 55416; telephone 763-392-6200.

Bloomia Acquisition

On February 22, 2024, we completed the acquisition of Bloomia B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under the laws of the Netherlands. The Acquisition was completed through Tulp 24.1, LLC, a Delaware limited liability company (“Tulp 24.1”) and Tulipa Acquisitie Holding B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under the laws of the Netherlands and a wholly owned subsidiary of Tulp 24.1 ( “Tulipa”, together with Tulp 24.1, the “Purchasers”), pursuant to an Agreement for the Sale and Purchase of Shares (the “Purchase Agreement”) by and among Tulp 24.1, Tulipa, Botman Bloembollen B.V. (“Botman”), W.F. Jansen, who has continued to serve as chief executive officer of Bloomia (“Jansen”), and H.J. Strengers (“Strengers”, together with Botman and Jansen, the “Sellers”) and Bloomia Holdings, as the Guarantor. Following the Acquisition, Tulp 24.1 became the holder of 100% of the ownership interests of Bloomia. As a result of the Acquisition, Bloomia Holdings holds an 81.4% ownership interest in Tulp 24.1 and Jansen owns the remaining 18.6% ownership interest.

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

About Bloomia

Bloomia was founded in the Netherlands and has grown to become a leader in the fresh cut tulip industry in the U.S. Bloomia’s fiscal year is from July 1 to June 30. Bloomia nurtured approximately 90 million stems in the twelve months ending June 30, 2026. Bloomia operates from three strategically positioned locations in the United States, the Netherlands and South Africa, and also has a 30% interest in a greenhouse business in Chile.

Bloomia operates greenhouses to hydroponically grow tulips at its United States and South Africa locations. Bloomia has invested in automation in its U.S. greenhouse in recent years that has increased production efficiency. Bloomia has historically sourced tulip bulbs from producers in the Netherlands, Chile, and New Zealand, which provides for year-round supply. Bulbs from the Southern Hemisphere are generally used from August to December, with the Northern Hemisphere produced bulbs used the remainder of the year.

In the United States, Bloomia has established business relationships with prominent retailers. A small number of mass-market retailers in the U.S. have historically accounted for more than 75% of Bloomia’s total annual sales. Bloomia has expanded sales across the United States with the majority of sales occurring on the East Coast. Bloomia aims to offer premium tulip stems, the result of sourcing larger bulbs, that have a longer shelf life than imported stems. Growing tulip stems domestically allows for higher margins because the freight costs for importing bulbs by sea have been substantially less than the costs associated with importing stems by air.

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

In Chile, Bloomia has a 30% minority ownership interest in Araucania Flowers S.A. (“Araucania”). The operation grows tulips hydroponically year-round. Araucania traditionally sells to retailers located in Chile and Brazil.

Customers

Bloomia has well established customer relationships. In the U.S., Bloomia sells stems to some of the country’s largest mass-market retailers. During the twelve months ended June 30, 2026, Bloomia had approximately 40 customers in the U.S. Of those customers, four customers individually represented greater than 10% of Bloomia’s revenue, accounting for 20%, 18%, 11%, and 10% of its revenue during the twelve months ended June 30 2026.

Industry

The estimated market for cut flowers in the United States is over $8 billion, of which approximately 80% is imported and around 20% is produced within North America. Of overall cut flowers sales, approximately 15% is represented by tulip stems. Bloomia is one of the largest U.S. growers of tulips. Barriers to entry are considered high due to the need for high volumes and efficient operations to generate significant profitability.

Seasonality

In the U.S., the tulip industry has historically been highly seasonal due to peak demand between February and May, supported by the Valentine’s Day, Easter, and Mother’s Day holidays, and also because of the tulip bulbs’ growing season in traditional sourcing areas. Historically, over seventy percent of the Company’s annual revenue is earned in the six-month period between January and June. To facilitate those sales, the Company purchases bulbs between July and November to grow into stems sold in the peak season. The tulip market is growing outside of the peak season, as demand increases for other events such as birthdays and weddings. As one of only a few tulip producers in the U.S. with sourcing of bulbs from the Southern Hemisphere, we believe Bloomia is well positioned to fill this growing demand.

Competition

Bloomia competes with both local (U.S.) producers and foreign producers who import cut tulips, primarily from the Netherlands. Bloomia has carved out a strong competitive position amongst U.S. growers by developing unique infrastructure through the combination of hydroponics and historically strong relationships with suppliers. Growing tulips in a greenhouse using hydroponics enables year-round production and requires less water and nutrients to grow the stems, and results in tulips that are better quality and have a longer shelf life. By sourcing tulip bulbs from both the Netherlands and the Southern Hemisphere, Bloomia is able to offer quality fresh cut tulips year-round, meeting unmet demand. The Company mainly imports tulips bulbs to be grown into tulip stems in the U.S., which gives it a strategic advantage over competitors who import tulip stems which may have higher importing cost and be subject to higher tariffs.

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

Step 8: Transport: Stems are transported to retailers’ distribution centers.

Step 9: Sales:  Consumer sales at mass-market retailers.

During the twelve months ended June 30, 2026, Bloomia sourced bulbs to grow over 90 million stems. Approximately 80% of bulbs were sourced from the Netherlands and 20% from the Southern Hemisphere. The Netherlands has around 600 tulip bulb growers, who jointly export over 2.5 billion tulip bulbs each year. Over the past five years, Bloomia has sourced from the 10 largest producers, 20 medium-sized producers, as well as from smaller producers; 80% of our supply comes from 20% of our suppliers.

The Netherlands’ large-scale production of tulip bulbs has created an efficient marketplace for Bloomia to source bulbs. The large majority of Bloomia’s contracts for purchase of bulbs from growers in the Netherlands are short term; however, Bloomia has a long history with most of its suppliers. Bulb contracts obligate Bloomia only to buy an agreed upon volume of bulbs; bulb price is established through market pricing. Due to prior poor growing conditions in the Netherlands, the supply of bulbs decreased which increased the bulb price in fiscal year 2026. More recent growing conditions were favorable leading to a lower price per bulb for fiscal year 2027.

To help facilitate year-round growing, Bloomia has also routinely sourced bulbs from Chile and New Zealand. Chile and New Zealand are currently the only countries in the Southern Hemisphere with bulb production at volume. By sourcing bulbs from around the world, Bloomia has bulbs that are ready for planting year-round, limiting its reliance on importing stems. Year-round production results in Bloomia being less exposed to higher logistics costs that result from importing stems.

Bloomia has also made investments to automate its greenhouse. The automation of the greenhouse allows Bloomia to:

●	scale production faster if needed to meet demand;
●	increase greenhouse efficiency resulting in higher margins, and;
●	reduce its dependence on seasonal labor.

Bloomia and its customers conduct regular purchase planning meetings, enabling Bloomia to plan for delivery. Bloomia is also a member of three trade associations, providing import/export logistics support, marketing support, and support for conducting business with wholesalers.

Intellectual Property:  Patents and Trademarks

Bloomia holds a trademark on its name and logo. Certain employees are required to enter into nondisclosure and invention assignment agreements. Customers, vendors, and other third parties also must agree to nondisclosure restrictions to prevent unauthorized disclosure of the Company’s trade secrets or other confidential or proprietary information.

Environmental Matters

We believe our operations follow all applicable environmental regulations within the jurisdictions in which we operate. The costs and effects of compliance with these regulations have not been and are not expected to become material.

Importers of cut flowers air ship stems to the U.S., while Bloomia ships bulbs via sea containers. Bloomia’s business model (shipping bulbs for local production) lowers its carbon footprint compared to importers of cut flowers. The hydroponic farming method is free of pesticides, requires less water and has fewer diseases, and requires substantially fewer import shipments.

Governmental Regulation

The Company and its subsidiaries are subject to regulation by various governmental agencies. Bloomia has an import permit from the USDA for shipments of tulip bulbs. For import of bulbs from the Netherlands to the U.S., Bloomia participates in a pre-clearance program with the USDA where the climate-controlled tulip bulb shipments are inspected in the Netherlands, and the containers are sealed in the Netherlands. While there is a process for random inspection by the USDA once the shipment arrives on U.S. shores, receiving of the shipment is generally expedited. Chile has a similar process through the USDA. European Union regulations may impact aspects of the growing of tulip bulbs in the Netherlands. The Company’s bulb imports have been subject to a 10-15% U.S. tariff since April 2025. U.S. tariffs of approximately $1,900,000 paid in fiscal year 2026 were deemed illegal and refunded to the Company, primarily in July 2026. Beginning in fiscal year 2027, the Company is subject to 10-15% U.S. tariffs for imported bulbs. This tariff is paid by the Company and is subject to increase, decrease, or elimination depending on trade negotiations among governments. The Company endeavors to pass these cost increases on to customers, but it is unlikely that customers will be willing or able to absorb all cost increases.

Employee and Human Capital Resources

As of June 30, 2026, the Company and its subsidiaries had approximately 105 employees, most of whom were full-time employees. None of the employees are represented by labor unions. Due to the seasonal nature of the business, the Company’s headcount grows from January to May to meet demand. The Company hired approximately 75 additional workers during this high season in 2026, most of which were H-2A temporary visa workers. As of June 30, 2026, there were no seasonal employees.

We regard our relationship with our employees as favorable. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incenting, and integrating our employees. Our human capital function also requests quarterly feedback through surveys and focus groups to continuously improve the workplace and employee relations. As it relates to our employees:

Oversight and Management

Our executive officers are tasked with leading our organization and managing employment-related matters, including recruiting, hiring, onboarding, training, compensation planning, talent management, and development. We are committed to providing team members with the training, continuing education, and resources necessary to continually strengthen their skills both inside and outside the workplace.

Our executive team is responsible for periodically reviewing employee benefits, including healthcare, paid time off and other benefits, as well as our management development and succession planning practices. Management periodically reports to our Board of Directors regarding our human capital measures and results, which guide how we attract, retain, and develop a workforce to enable our business strategies.

Workplace Safety and Health

A vital part of our business is providing our workforce with a safe, healthy, and sustainable working environment. We focus on implementing change through workforce observation and feedback channels to recognize risk and continuously improve our processes. Our team continues to also focus on improving our educational materials for employees, including sharing material in English and Spanish and keeping informed of the best safety practices based on OSHA guidelines and workplace observations.

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

During the fiscal year ended June 30, 2026, four customers accounted for approximately 59% of our revenue. Although those customers have a history of purchasing fresh-cut tulips from Bloomia, there are no long-term purchase commitments. If one or more of Bloomia’s traditional customers significantly reduces or ceases purchasing fresh-cut tulips from Bloomia, then Bloomia could experience a significant decrease in revenue. Bloomia has historically had a high retention rate, with the majority of our significant customers having business relationships in excess of five years.

Our profit is highly dependent on the price of Dutch tulip bulbs which are subject to price changes, tariffs and the impact of exchange rates.

Tulip bulbs are our largest raw material purchase, and we source approximately 80% of our bulbs from the highly sophisticated Dutch tulip bulb market. Poor weather conditions in recent years have decreased yields which has led to higher bulbs prices. Imports from the Netherlands are currently subject to a 15% U.S. tariff which increases the cost to import Dutch bulbs. If the tariff rate increases, then it would further increase the cost to import Dutch bulbs. Increases in the value of the Euro against the U.S. Dollar raises the cost of Dutch bulbs, which also increases the import cost of Dutch stems.  The Company endeavors to pass these cost increases on to customers, but it is unlikely that customers will be willing or able to absorb all costs increases. Any increase in costs that we are unable to recoup from sales will decrease the Company’s profits and could materially affect our results of operations and financial condition.

We may be unable to prevent our competitors from benefiting from the expertise of our former executives.

In connection with the acquisition of Bloomia, we entered into non-compete agreements with its former owners. These agreements prohibit the former owners from competing with Bloomia’s business for a three-year period from the February 22, 2024 acquisition date. We may be unable to enforce these agreements under the laws of the jurisdictions in which our business operates, and have no ability to restrict the former owners from competing once the three-year restrictive period expires. As a result, it may be difficult or impossible for us to restrict our competitors from benefiting from the expertise that our former owners developed while working for us, and our ability to remain competitive may be diminished.

Our recently completed rights offering may limit our ability to use some or all of our net operating loss carryforwards in the future.

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

In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. The annual limitation is generally equal to the value of the stock of the corporation immediately before the Section 382 ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs (the long-term tax-exempt rate for 2026 is 3.51%). Any unused annual limitation may generally be carried over to later years until the NOL carryforwards expire. While our recently completed rights offering did not result in an ownership change under Section 382, it could increase the likelihood that we may undergo an ownership change for purposes of Section 382 in the future which could  limit our ability to utilize NOLs and other tax attributes in the future. Ownership changes that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce taxable income, potentially increasing and accelerating our liability for income taxes.

Certain significant stockholders may exert a degree of control in a manner that conflicts with the interests of other stockholders.

Current significant holders of the Company’s common stock may have interests that are different than or adverse to our other stockholders. Based on public filings with the SEC, as a result of shares of common stock issued to our largest stockholder and its affiliates through their participation in our recently completed rights offering, we believe that our largest stockholder and its affiliates hold approximately 60% of our issued and outstanding shares of common stock. Based on this share ownership and the simple majority vote of shares present in person or by proxy that is sufficient for the approval of most actions at any stockholders meeting, those stockholders are able to exercise control over certain matters requiring stockholder approval. Those matters include the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions, subject to rules requiring the approval of a special majority among non-interested stockholders in certain situations. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions difficult without the support of those significant stockholders, including transactions in which a non-significant stockholder might otherwise receive a premium for its shares over the then-current market price.

RISKS RELATING TO ECONOMY AND MARKET CONDITIONS

We are subject to changes in interest rates.

The majority of our debt carries floating interest rates and is subject to interest rate fluctuations. Borrowings under our credit agreement with Associated Bank, N.A. (as amended, the “Amended Credit Agreement”) bear interest at a rate per annum equal to a Term Secured Overnight Financing Rate (“SOFR”) rate for an interest period selected by the Company plus a margin ranging from 3.0% to 5.0% based on Tulp 24.1’s senior cash flow leverage ratio. Changes in interest rates are caused by a number of factors beyond our control. If the SOFR interest rate increases significantly, our interest expense and cash paid for interest will increase, and our ability to obtain additional financing may decrease, which may materially adversely affect our operations.

Our net sales and earnings have been and could continue to be adversely affected by economic conditions and outlook in the markets in which we conduct business.

Adverse economic conditions and outlook in the U.S. and in other countries in which we conduct business, such as the Netherlands, South Africa, and Chile, have previously and could in the future impact our net sales and earnings. These adverse economic conditions could include, but are not limited to, business closures, slowdowns, suspensions or delays of production and commercial activity; recessionary conditions; slow or negative economic growth rates; reduced consumer spending levels; increased or prolonged high unemployment rates; higher costs, longer lead times, and reduced availability of commodities, components, parts, and accessories, including as a result of transportation-related costs, inflation, changing prices, foreign currency fluctuations, tariffs, and/or duties; inflationary or deflationary pressures; reduced infrastructure spending; the impact of U.S. federal debt, state debt, and sovereign debt defaults and austerity measures by countries in which we conduct our business; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher interest rates; government shutdowns; and general economic and political conditions and expectations. Fresh cut tulips are something of a discretionary purchase and consumers may reduce purchases of tulips in slower economic times. In the past, some of these factors have caused and may in the future cause customers to reduce spending and delay or forego purchases of our products, which has had and could continue to have an adverse effect on our net sales and earnings.

We have committed to significant bulb purchases.

From July to September, the Company commits to purchase its Dutch tulip bulbs which are grown into stems and sold from January to June. The majority of the payment for these Dutch bulbs is due in September. As of September 2026, the Company had committed to purchasing approximately $12,400,000 of Dutch tulip bulbs, subject to quality inspection, to be paid for between September 2026 and February 2027. The Company is also committed to buying $1,600,000 of bulbs from the Southern Hemisphere. The Company will use its revolving credit facility and cash from operations to pay for the bulbs. We are currently seeking additional potential sources of financing to support our working capital needs. The Company may not be able to finance the full commitment. Any combination of re-selling bulbs to competitors at lower prices or ultimately purchasing fewer bulbs could lead to a reduction in sales and/or lower profits and a corresponding loss of customer and supplier confidence, market share, and reduced demand in future seasons, any of which would have a material adverse effect on our results of operations and financial condition.

Our use of foreign currency contracts to manage exposure to fluctuations in the Euro exchange rate may not be effective and could result in losses.

To manage a portion of our exposure to the Euro-to-U.S. dollar exchange rate related to our purchase of Dutch tulip bulbs and other expenses that we incur in Euros, we enter into foreign currency forward contracts. Our foreign currency contracts may not effectively offset changes in the value of our underlying Euro-denominated forecasted transactions which could adversely affect our costs, cash flows, and operating results. Differences in the timing, amount, or occurrence of the forecasted transactions compared to our expectations could result in gains or losses on the contracts without corresponding offsetting impacts on our operating results.

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

STRATEGIC RISKS

Our results are highly dependent on Bloomia’s success.

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

As we develop and grow our business, we may be required to finance this process through equity offerings or additional debt financings. To the extent that we raise additional capital through the sale of equity or debt financing, the ownership interest of our stockholders would be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening U.S. or global economic conditions and disruptions to and volatility in the credit and financial markets in the U.S. and worldwide.  If we are unable to raise additional funds when needed, we may not be able to grow our businesses, or complete transactions related to our strategy.

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

The Amended Credit Agreement contains customary affirmative and negative covenants, including covenants that restrict the ability of Tulp 24.1 and its subsidiaries to incur additional indebtedness, dispose of significant assets, make distributions or pay dividends to the Company, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions or grant liens on its assets, subject to certain limitations. These restrictions have and may in the future limit the Company’s ability to utilize its full revolving credit facility under the Amended Credit Agreement and could limit the Company’s ability to implement certain business strategies. During fiscal year 2026, the Company in breach of its financial covenants under the Amended Credit Agreement as of December 31, 2025, March 31, 2026, and June 30, 2026. The Company received a waiver from the lender for each of those financial covenant breaches; however, there can be no assurance that the lender would be willing to grant any additional waivers should the Company breach its financial covenants or other covenants in the future.

The provisions of the Company’s Amended Credit Agreement or other debt instruments may restrict its ability to obtain additional financing and pursue attractive business opportunities and its flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the Company’s Amended Credit Agreement, any future credit facility or other debt instruments could result in a default or an event of default that could enable its lenders or other debt holders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment obligations of Tulp 24.1 or the Company under the Amended Credit Agreement or other debt obligations are accelerated, its assets may be insufficient to repay such debt in full. These factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Amended Credit Agreement restricts Tulp 24.1’s ability to make distributions to Bloomia Holdings.

Under terms of the Amended Credit Agreement, the Bloomia business is permitted to pay a management fee of $60,000  monthly to Bloomia Holdings, but generally is not permitted to make distributions to its members, including Bloomia Holdings. This may constrain cash available to Bloomia Holdings for corporate expenses. The restriction on distributions will also limit our ability to fund additional strategic acquisitions using capital we have contributed to the Bloomia business.

We may not be able to comply with our debt covenants.

The Company has experienced operating challenges that have adversely affected financial results, liquidity, and compliance with certain financial covenants under its credit agreements. The Company was in breach of its financial covenants under the Amended Credit Agreement as of December 31, 2025, March 31, 2026, and June 30, 2026. The Company received a waiver from the lender for each of those financial covenant breaches and the covenants were revised through June 30, 2027 to reflect the Company’s current financial position and projections. Based on the Company’s current financial projections, we believe the Company will be in compliance with all required covenants for at least the next twelve months. However, if Company performance does not meet current projections, there is a risk that the Company could be in further breach of its financial or other covenants under the Amended Credit Agreement. If the Company is not in compliance with its Amended Credit Agreement or debt obligations, the lender has the right to declare the Company in technical default, and if the Company is unable to cure the technical default in a timely manner or obtain further waivers, the lender could declare the entire balance of the debt to be immediately due and payable in full, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. If actual operating results are less favorable than currently projected, the Company may be required to pursue additional financing arrangements, obtain further amendments or waivers under its debt agreements, or implement additional liquidity-preserving measures.

The Company’s success depends on its key personnel.

The Company’s business results depend largely upon the continued contributions of Bloomia’s CEO, Werner Jansen.  If Mr. Jansen no longer serves in (or serves in some lesser capacity than) his current role, or if the Company loses other members of our management team, we may not be able to successfully execute on our business strategy and our business, financial condition and results of operations, as well as the market price of the Company’s securities, could be adversely affected.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (SOX), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. As a smaller reporting company, the Company is not required to have an attestation from its external auditor on the effectiveness of its internal control over financial reporting and disclosure controls and procedures.

We cannot assure that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses. During the year ended December 31, 2024, the Company needed to file extensions with the SEC in order to timely file two Quarterly Reports on Form 10-Q. If we are unable to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, and our ability to access the capital markets could be limited.

Bloomia’s international operations involve additional market and operational risks, and failure to manage these risks may adversely affect our business and operating results.

We operate in several countries throughout the world including South Africa, Chile and the Netherlands. Accordingly, we face significant operational risks from doing business internationally, including:

●	fluctuations in foreign currency exchange rates;
●	potentially adverse tax consequences;
●	difficulties in staffing and managing foreign operations;
●	laws and business practices favoring local competition;
●	compliance with a wide variety of complex foreign laws, treaties and regulations;
●	tariffs, trade barriers and other regulatory or contractual limitations on the ability to sell or develop products in certain foreign markets; and
●	being subject to the laws, regulations and the court systems of foreign jurisdictions.

Our failure to manage the market and operational risks associated with our international operations effectively could limit the future growth of our business and adversely affect our operating results.

Exchange rate fluctuations between the U.S. dollar and the Euro and other non-U.S. currencies have and may continue to negatively affect the earnings of our operations.

We report our financial results and most of our revenues are recorded in U.S. dollars. However, most of our tulip bulb costs as well as a portion of our general and administrative expenses, are incurred in Euros. As a result, we are exposed to exchange rate risks that negatively impacted our business in the year ended June 30, 2026 and may adversely affect our financial results in the future. For example, if the Euro appreciates against the U.S. dollar, then the U.S. dollar cost of our operations in the Netherlands would increase, and our results of operations would be adversely affected.

From time to time, we may engage in currency hedging activities through foreign currency exchange contracts. These measures, however, may not adequately protect us from material adverse effects due to the fluctuations in the relative values of the U.S. dollar and the Euro and other foreign currencies in which we transact business, and may result in a financial loss. Our ability to hedge against foreign currency fluctuations is also limited by our Amended Credit Agreement and the Company may not be able to hedge against such fluctuations in the future.

Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation could result in fines, criminal penalties, and an adverse effect on our business.

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

Tulip bulbs, like any plant, are subject to quality issues and disease, and we could have significant inventory loss or production delays resulting from low-quality tulips. In the year ended December 31, 2024, a portion of our Southern Hemisphere bulbs suffered from poor temperature treatment, which resulted in less stem production. Additionally, in the year ended June 30, 2026, the Company experienced unusual significant crop underperformance at the end of the Dutch bulb season. As a result, the Company estimated a $562,000 provision for inventory. Although we coordinate with recurring customers to plan production based on anticipated demand and projections, we may have to write down inventory or recognize a material impairment if our production significantly exceeds customer demand.

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

Bloomia’s operations rely on dependable and efficient transportation services, the disruption of which could result in difficulties supplying materials to Bloomia’s facilities and impair Bloomia’s ability to deliver products to its retail customers in a timely manner. Specifically, our ability to receive shipments of tulip bulbs from Bloomia’s Netherlands, Chilean, or New Zealand facilities on a timely basis and to provide efficient distribution of our stems to our retail customers are integral components of our overall business strategy. The volumes handled by, and operating challenges at, ocean ports have at times been volatile and can delay the receipt of tulip bulbs or cause the cost of shipping goods to be more expensive. Additionally, the availability and reliability of truck transportation from time to time has been negatively impacted by a number of factors, including limited availability of qualified drivers and equipment and limitations on drivers’ hours of service. Impairment in our ability to receive timely shipments of tulip bulbs or distribute stems to our retail customers may affect our ability to both maintain core products in inventory and deliver products to customers on a timely basis, which may in turn adversely affect our consolidated results of operations.

TECHNOLOGY AND CYBERSECURITY RISKS

We rely on our management information systems for inventory management, distribution, and other key functions. If our information systems fail to adequately perform these functions, or if we experience an interruption in their operation, our business and operating results could be adversely affected.

The efficient operation of our business is dependent on our management information systems, both internal and outsourced. We rely on our management information systems to, among other things, effectively manage our accounting and financial functions, including maintaining our internal controls, and to manage our procurement, greenhouse, distribution and sales processes. The failure of our management information systems to perform properly could disrupt our business, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, causing our business and operating results to suffer. We also have automated processes in our greenhouse operations, which could be adversely impacted by interruptions in their operations. Although we take steps to secure our management information systems and automated processes, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective and our systems may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, natural or man-made disasters, cyber-attacks, computer viruses, power loss, or other disruptive events. Our reputation, brand, and financial condition could be adversely affected if, as a result of a significant cyber event or otherwise, our operations are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we must dedicate significant resources to system repairs or increase cyber-security protection; or we otherwise incur significant litigation or other costs related to a cybersecurity incident.

RISKS RELATED TO AN INVESTMENT IN THE COMPANY

Our results of operations have been and may be subject to significant fluctuations.

Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a wide variety of factors including, but not limited to:

●	our ability to successfully operate the Bloomia business at the levels of revenue and cash flow planned;
●	changes in interest rates;
●	tariff costs;
●	excess or obsolete inventory; and
●	the impact of other strategic activities.

Due to these factors, our quarterly and annual net sales, expenses, and results of operations could vary significantly in the future, and this could adversely affect the market price of our common stock.

Investment in our stock could result in fluctuating returns.

Since July 1, 2025, the sale prices of our common stock as reported by The Nasdaq Stock Market ranged from a low of $3.30 to a high of $5.83. We believe factors such as the fluctuations in our quarterly and annual operating results described above, the market’s acceptance of our services and products, the performance of our business relative to market expectations, the results of our Bloomia business, as well as limited daily trading volume of our stock and general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies.

We may need to raise additional capital, which might not be available or might be available only on terms unfavorable to us or our investors.

In order to continue to operate and grow our businesses, we will likely need to raise additional capital beyond our recently completed rights offering by offering additional shares of our common or preferred stock and/or other classes of equity. All of these would result in dilution to our existing investors, plus they may include additional rights or terms that may be unfavorable to our existing investor base. We cannot assure you that the necessary funds will be available on a timely basis, on favorable terms, or at all, or that such funds, if raised, would be sufficient. The level and timing of future expenditure will depend on a number of factors, many of which are outside our control. If we are not able to obtain additional capital on acceptable terms, or at all, we may be forced to curtail or abandon our growth plans, which could adversely impact the Company, its business, development, financial condition, operating results or prospects.

We may be required to recognize impairment charges that could materially affect our results of operations.

We assess our intangible assets, and our other long-lived assets as and when required by U.S. generally accepted accounting principles (“GAAP”) to determine whether they are impaired. If they are impaired, we will record appropriate impairment charges. It is possible that we may be required to record significant impairment charges in the future and, if we do so, our results of operations could be materially adversely affected.

Risks related to our plan to use proceeds from the rights offering to settle debt at a discount.

The Company recently conducted a rights offering that commenced in February 2026 and expired on April 1, 2026. The Company received gross proceeds from the rights offering of $12,100,000, of which approximately $5,000,000 was cash and $7,100,000 was conversion of outstanding related party debt. As previously disclosed, in addition to debt conversion, the primary goal of the rights offering was to raise funds to settle the promissory note issued as a portion of our purchase price for Bloomia (the “Seller Note”) for $7,330,000, which is a greater than 50% discount from its carrying value. The approximately $5,000,000 in cash proceeds raised from the rights offering net of expenses was not enough to repay the $7,330,000 discounted payment under the Seller Note in full, and the Company was not able to repay the balance of the $7,330,000 discounted payment under the Seller Note by the deadline to make such payment. As a result, a portion of the original principal balance of the Seller Note was reinstated (see description in Part II, Item 8 of this Annual Report on Form 10-K under the heading “Seller Note”), which resulted in less of a decrease in the Company’s overall debt obligations.

Certain significant stockholders of the Company may exert a degree of control in a manner that conflicts with the interests of other stockholders.

Current significant holders of shares may have interests that are different than or adverse to our other stockholders. Based on public filings with the SEC, as a result of shares of common stock issued to our largest stockholder and its affiliates through their participation in our recently completed rights offering, we believe that our largest stockholders and its affiliates hold approximately 60% of our issued and outstanding common shares. Based on this share ownership and the simple majority vote of shares present in person or by proxy that is sufficient for the approval of most actions at any stockholders meeting, those stockholders are able to exercise control over certain matters requiring stockholder approval. Those matters include the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions, subject to rules requiring the approval of a special majority among non-interested stockholders in certain situations. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions difficult without the support of those significant stockholders, including transactions in which a non-significant stockholder might otherwise receive a premium for its shares over the then-current market price.

We could be deemed to have been a “shell company” after completion of the August 2023 asset sale and, as such, we and our stockholders could be restricted in reliance on certain rules or forms.

We were focused on the startup and growth of our non-bank lending business since before the sale of assets relating to our former In-Store Marketing Business. Following the acquisition of the Bloomia business, we have been focused on managing Bloomia’s operations and growth. We do not believe that the Company, even after completion of the sale of the In-Store Marketing Business was a “shell company” as described under Rule 405 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is a company that has: no or nominal operations; and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.

However, a designation as a “shell company” could result in the application of Rule 144(i) of the Securities Act, which would limit the availability of the exemption from registration provided in Rule 144 for certain shares of Company common stock and could result in certain persons affiliated with the Company being deemed statutory underwriters under Rule 145(c). Some of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Pursuant to Rule 144, if we were designated a “shell company” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, one year would be required to elapse from the time, we ceased to be a “shell company” and filed a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before our restricted stockholders could resell their holdings in reliance on Rule 144. The Form 10 information or disclosure is equivalent to the information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company, or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

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

As described above, we do not believe that the Company has ever been classified as a “shell company” under rules promulgated under the Securities Act or the Exchange Act. However, in the event we were to be so designated, we may have to retroactively adjust our reporting or accounting for affected periods.

Item 1B. Unresolved Staff Comments

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 1C. Cybersecurity

We recognize the importance of safeguarding our business operations, sensitive data, and intellectual property from cyber threats and other technological risks. Our operations involve the use of various information technology systems, including those for production management, customer order management, and financial reporting. As such, we are exposed to a range of cyber risks, including but not limited to data breaches, ransomware attacks, unauthorized access to proprietary data, and disruptions to our operations due to system failures. We are committed to maintaining an appropriate level of cybersecurity to mitigate these risks. Bloomia Holdings’ cyber environment at June 30, 2026 consisted primarily of outsourced information technology (“IT”) operations. The outsourced providers have a cybersecurity framework which includes multiple products implemented to ensure the security of Bloomia Holdings’ and Bloomia’s technology environments. Our third-party service providers alert management, specifically the CFO and CEO of Bloomia, to incidents or other concerns. Management reports significant incidents or concerns to the Audit Committee.

Annual internal and external vulnerability scans are completed to ensure we mitigate any risks proactively. The Company’s internal operations are PC based and the PCs have up to date security software. Employee awareness training is conducted annually by our outsourced IT provider.

The Company relies on third-party service providers for services such as IT management and payroll. These third parties are also vulnerable to cybersecurity threats. Management actively assesses its third-parties policies related to cyber risks, including obtaining System and Organization Controls (SOC) reports, when available.

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

Management’s Role

As of the date of this Annual Report on Form 10-K, we did not identify any cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect, the Company, including our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident.

Item 2. Properties

We believe that our facilities are adequate and suitable for the purposes they serve, including absorption of reasonable growth. We believe that we carry customary levels of insurance covering the replacement of damaged property.

The Company has a month-to-month lease for 1,700 square feet for its corporate headquarters in Minneapolis, Minnesota. Our main operational facility is a leased 360,000 square foot greenhouse in King George, Virginia. The lease in Virginia runs through 2028. In the Netherlands, Bloomia leases a 107,000 square foot office and warehouse space with a lease term through 2034. In South Africa, Bloomia operates a 21,000 square foot greenhouse located in Rawsonville (near Cape Town) with a lease term through 2030.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol TULP.

As of September 15, 2026, our common stock was held by approximately 132 holders of record.

Dividends

The Company has not historically paid dividends, other than two one-time special dividends declared in 2011 and 2016. In addition, the Amended Credit Agreement restricts the Company’s ability to pay dividends. Our Board of Directors periodically evaluates our ability to pay dividends in light of our financial condition and business plans. The current policy of our Board of Directors is to retain earnings from operations for use in advancing our business strategy. Based on that current policy, and the Amended Credit Agreement’s restrictions on paying dividends, we do not anticipate that any dividends will be paid in the foreseeable future.

Share Repurchases

On August 28, 2023, we announced that our Board of Directors had approved a stock repurchase authorization providing for the repurchase of up to 400,000 shares of the Company’s common stock. We may purchase shares of our common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Open market repurchases may be effected pursuant to Rule 10b5-1 trading plans. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock or to acquire shares on any particular timetable, does not have an expiration date and may be suspended or discontinued at any time at the Company’s discretion. There was no repurchase activity for the three months ended June 30, 2026. As of June 30, 2026, 315,792 shares remained available for repurchase under the existing authorization.

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

Name Change

On January 28, 2026, the Company changed its name to Bloomia Holdings, Inc. by filing an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware. As a result of the name change, effective February 2, 2026, the Company’s common stock, par value $0.01 per share, ceased trading on the Nasdaq Capital Market under the name Lendway, Inc. and under the ticker symbol “LDWY” and began trading on the Nasdaq Capital Market under the name Bloomia Holdings, Inc. and under new ticker symbol “TULP”. The CUSIP of our common stock did not change in connection with the name change or the ticker symbol change.

Company Overview

The Company is a specialty agricultural company focused on making and managing its agricultural investments in the United States and internationally.

On February 22, 2024, the Company acquired majority ownership in Bloomia. Bloomia produces and sells fresh cut tulips. Bloomia purchases tulip bulbs, hydroponically grows tulips from the bulbs, and sells the stems to retail stores. Bloomia is a leading producer of fresh cut tulips in the United States, nurturing over 90 million stems annually. Bloomia was founded in the Netherlands and is now strategically headquartered in the United States with additional interests in the Netherlands, South Africa, and Chile. Bloomia has relationships with prominent U.S. mass market retailers and has grown its customer base year over year.

The tulip sales business tends to be seasonal with spring being the strongest sales season. Accounts receivable and inventory balances are at their lowest levels in the summer following the strong spring sales season. Inventory balances peak prior to the spring season.

Former Businesses

In August 2023, the Company completed the sale of its In-Store Marketing Business for gross proceeds of $3,500,000. The operations of the In-Store Marketing Business are presented as discontinued operations.

In April 2023, the Company began the development of a non-bank lending business, through the hiring of a Senior Vice President of Lending, who later became our Chief Executive Officer. The Company met with a number of prospects for loan originations and/or purchases and deals were negotiated, but none reached execution. With the Company’s decision to allocate capital to the Bloomia acquisition, significantly less capital was available for the lending business in the near-term. Promptly after receiving a notice of resignation from the Company’s then-serving Chief Executive Officer in June 2024, our Board of Directors reexamined the Company’s strategic position and prospects. Primarily because the departing Chief Executive Officer represented nearly all of the Company’s knowledge and expertise relating to the purchase of existing loans and/or origination and funding of new loans, the Company has determined to focus solely on the ag business. Because the non-bank lending business remained in development at the time this business focus was abandoned by the Company, this change did not have a significant impact on the Company’s operations or financial results.

Change in Fiscal Year-End

The Company’s Board of Directors approved a change in the Company’s year-end from December 31 to June 30 of each calendar year, effective June 30, 2025. The change aligns the fiscal years of the Company with the Bloomia business and reflects the seasonality of the Bloomia business. This resulted in a six-month transition period from January 1, 2025 to June 30, 2025. The year ended December 31, 2024 continues to reflect financial results for the twelve-month period from January 1 to December 31.

Results of Operations

The following tables set forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of total net revenue.

Twelve Months Ended June 30, 2026 Compared to Twelve Months Ended June 30, 2025

	Twelve Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percent
		(unaudited)
Revenue, net	$48,130,000	$48,442,000	$(312,000)	(1)%
Cost of goods sold	40,241,000	38,304,000	1,937,000	5
Gross profit	7,889,000	10,138,000	(2,249,000)	(22)
Gross profit as a percent of revenue	16.4%	20.9%
Sales, general and administrative expenses	11,589,000	11,459,000	130,000	1
Goodwill impairment	11,122,000	—	11,122,000	NA
Intangible asset impairment	2,043,000	—	2,043,000	NA
Operating loss	(16,865,000)	(1,321,000)	(15,544,000)	1,177
Operating loss as a percent of revenue	(35.0)%	(2.7)%
Foreign currency transaction loss, net	419,000	2,000	417,000	NA
Interest expense, net	3,652,000	3,685,000	(33,000)	(1)
Gain on settlement of debt	(7,005,000)	—	(7,005,000)	NA
Other expense (income), net	31,000	(33,000)	64,000	NA
Loss from continuing operations before income taxes	(13,962,000)	(4,975,000)	(8,987,000)
Income tax benefit	(579,000)	(2,094,000)	1,515,000
Net loss from continuing operations	(13,383,000)	(2,881,000)	(10,502,000)
Income from discontinued operations, net of tax	—	121,000	(121,000)
Net loss including noncontrolling interest	(13,383,000)	(2,760,000)	(10,623,000)
Less: Net loss attributable to noncontrolling interest	(2,203,000)	(191,000)	(2,012,000)
Net loss attributable to Bloomia Holdings, Inc.	$(11,180,000)	$(2,569,000)	$(8,611,000)

Revenue, Net. Revenue, net for the twelve months ended June 30, 2026 and 2025 was $48,130,000 and $48,442,000, respectively. The decrease is primarily due to lower stem sales, particularly in the fourth quarter of fiscal year 2026 due to excess waste. The decrease in stems sold was partially offset by a 12% price increase from fiscal year 2025 prices. The first and second calendar quarters are normally the strongest sales quarters for Bloomia with the first calendar quarter benefiting from Valentine’s Day, the Easter season, Mother’s Day, and the start of the spring season.

Gross Profit. Gross profit for the twelve months ended June 30, 2026 and 2025 was $7,889,000, or 16.4% as a percentage of revenue, and $10,138,000, or 20.9% as a percentage of revenue, respectively. Cost of goods sold includes rent for the production facility and depreciation related to production. The decrease in gross profit in fiscal year 2026 compared to fiscal year 2025 is due to an increase in cost of goods sold due to higher bulb costs and higher waste. The average bulb price increased 21% year over year. Additionally, the Euro exchange rate increased 6% year over year, further increasing the cost of a bulb in fiscal year 2026. The Company increased its prices by approximately 12% in fiscal year 2026 to mitigate the impact of the cost increase. Looking ahead to fiscal year 2027, the Company has contracted bulb prices near fiscal year 2025 rates, so the Company expects margins to improve. In addition to the increase in the cost of bulbs, Bloomia, along with the rest of the industry, experienced significant unusual waste in the spring 2026 Dutch bulb growing season. In the fourth quarter of fiscal year 2026, the Company experienced significant excess waste in the greenhouse, consistent with a broader industry challenge around treatment for mite control, which led to premature bulb aging. Management estimates the excess waste for fiscal year 2026 to be over $2.5 million. Excess waste was estimated by comparing waste rates in the first three quarters of the fiscal year to the final quarter. The impact assumes that all wasted stems could have been sold, as they were wasted in the quarter with the highest demand. In fiscal year 2027, the Company has invested in new mite control treatment to reduce this potential impact going forward. Finally, gross profit for fiscal year 2026 was positively impacted by a $600,000 grant from the United States Department of Agriculture that is not expected to be received in fiscal year 2027.

Operating Expenses

Sales, General and Administrative. Sales, general and administrative expenses for the twelve months ended June 30, 2026 and 2025 were $11,589,000 and $11,459,000, respectively. The increase was primarily due to costs related to the rights offering and deleveraging.

Goodwill Impairment. In the twelve months ended June 30, 2026, the fair value of the reporting unit was estimated, and it was determined that the carrying value of the reporting unit exceeded its estimated fair value. Accordingly, the Company recognized a non-cash goodwill impairment of $11,122,000 in the twelve months ended June 30, 2026. The balance of goodwill as of June 30, 2026 is $0.

Intangible Asset Impairment. In the twelve months ended June 30, 2026, the carrying value of the Company’s indefinite-lived intangibles exceeded the estimated fair value. Accordingly, the Company recognized a non-cash intangible asset impairment of $2,043,000 in the twelve months ended June 30, 2026.

See Note 9 to the consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K for more information concerning these impairments.

Interest Expense, Net. Interest expense, net, for the twelve months ended June 30, 2026 and 2025, was $3,652,000 and $3,685,000, respectively. The decrease is due to the Company concluding its rights offering in the fourth quarter of fiscal year 2026. Through the rights offering, the Company converted $7,100,000 of debt into equity and used the cash raised to settle over $12,000,000 of debt at a significant discount. These savings were offset by a higher revolving credit facility balance during fiscal year 2026.

Gain on Settlement of Debt. Through the rights offering that was completed in the fourth quarter of fiscal year 2026, the Company used the cash raised to settle debt at a significant discount. As a result, the Company recorded a gain on settlement of debt of $7,005,000.

Income Taxes. For the twelve months ended June 30, 2026, the Company recorded an income tax benefit of $579,000, with a corresponding effective tax rate of 4.1%, on loss from continuing operations. For the twelve months ended June 30, 2025, the Company recorded income tax benefit of $2,094,000, with a corresponding effective tax rate of 42.1%, on loss from continuing operations.

See Note 14 to the consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K for more information concerning our income tax benefits and effective tax rates.

Income from Discontinued Operations, Net of Tax. For the twelve months ended June 30, 2025, income from discontinued operations is a result of the reduction in the accrual for sales tax due to the expiration of the statute of limitations. See Note 5 to the consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K for more information concerning income from discontinued operations.

Noncontrolling Interest. The 18.6% noncontrolling interest in Tulp 24.1’s loss was $2,203,000 and $191,000 for the twelve months ended June 30, 2026 and 2025, respectively.

Non-GAAP Financial Measures

This report includes EBITDA which is a “non-GAAP financial measure.” EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense.

This non-GAAP financial measure, which is not calculated or presented in accordance with GAAP, has been provided as supplemental information and in addition to the financial measures presented in accordance with GAAP. This non-GAAP financial measure is not a substitute for, or as an alternative to, and should be considered in conjunction with, the respective GAAP financial measures. The non-GAAP financial measure presented may differ from similarly named measures used by other companies. We believe this non-GAAP financial measure will be useful to permit investors to evaluate the business consistent with how management evaluates the business. Our EBITDA excludes amounts from net income from discontinued operations that we do not consider part of our core operating results when assessing our performance. Management has used EBITDA (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our Board of Directors; and (d) to evaluate compliance with covenants and restricted activities under the terms of our Amended Credit Agreement.

Included below is a reconciliation of EBITDA to net (loss) income from continuing operations, the most directly comparable GAAP measure.

	Year Ended	Six Months Ended	Year Ended
	June 30, 2026	June 30, 2025	December 31, 2024
Net (loss) income from continuing operations	$(13,383,000)	$1,936,000	$(6,901,000)
Interest expense, net	3,652,000	1,905,000	2,969,000
Income tax benefit	(579,000)	(313,000)	(2,329,000)
Depreciation and amortization	3,629,000	1,683,000	2,641,000
EBITDA	$(6,681,000)	$5,211,000	$(3,620,000)

Liquidity and Capital Resources

The Company has financed its operations with sales of its products and equity and debt raises. At June 30, 2026, the Company’s working capital (defined as current assets less current liabilities) was $7,311,000 compared to $1,089,000 at June 30, 2025. During the year ended June 30, 2026, cash and cash equivalents increased $546,000 from $906,000 at June 30, 2025 to $1,452,000 at June 30, 2026.

Operating Activities of Continuing Operations. Net cash used in operating activities during the year ended June 30, 2026 was $3,981,000. Included in fiscal year 2026 cash use was $1,549,000 of tariffs that were refunded in July 2026. Cash use in fiscal year 2026 also includes $1,878,000 of cash interest. Higher bulbs costs and unusually high crop waste also contributed to the cash use in the period. Cash from operations is greatest in the first half of the calendar year due to the seasonality of the Bloomia business. Bulbs are purchased in the second half of the calendar year creating a significant cash outflow, and the bulbs are grown and sold in the first half of the calendar year creating significant cash inflow.

Investing Activities of Continuing Operations. Net cash used in investing activities during the year ended June 30, 2026 was $433,000, which primarily related to the purchases of property and equipment, including a new bulb management software.

Financing Activities. Net cash provided by financing activities during the year ended June 30, 2026 was $5,333,000, which was primarily due to $5,011,000 cash proceeds from our rights offering and $3,996,000 net revolving debt proceeds, partially offset by term loan amortization and payments made on related party notes.

The Company commits to purchase the majority of its tulip bulbs from July to September each year with the majority of the payment due in September. As of September 2026, the Company had committed to purchasing approximately $14 million of tulip bulbs to be paid for between September 2026 and February 2027.

Rights Offering

The Company conducted a rights offering that commenced in February 2026 and expired on April 1, 2026. Pursuant to the rights offering, the Company distributed non-transferable subscription rights to stockholders of record as of February 16, 2026. Each eligible stockholder was entitled to subscribe for additional shares of the Company’s common stock in proportion to their existing ownership, with the opportunity to participate in an over-subscription privilege, subject to availability and proration. The Company received gross proceeds from the rights offering of $12,100,000, of which approximately $5,000,000 was cash and $7,100,000 was conversion of outstanding related party debt. The rights offering resulted in an aggregate of approximately 3,000,000 shares of the Company’s common stock being issued to participants in the rights offering at a price of $4.05 per share. The Company used the net cash proceeds from the rights offering primarily to make a $4,900,000 initial payment towards the Discounted Prepayment Amount under the Seller Note (see the discussion under “Seller Note” below).

Credit Facility

On February 22, 2024, the Company acquired majority ownership in Bloomia for a total purchase price of $53,360,000. Consideration comprised of $34,919,000 of cash paid, a $15,451,000 Seller Note in lieu of cash, and $2,990,000 of equity issued of Tulp 24.1 which is reflected as noncontrolling interest within the consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K. The acquisition was funded through a combination of debt and cash on hand from the sales of the former In-Store Marketing Business that is presented as discontinued operations in the consolidated statements of operations appearing in Part II, Item 8 of this Annual Report on Form 10-K.

To finance the Bloomia acquisition, the Company, as parent guarantor, Tulp 24.1 as the borrower (the “Borrower”) and each of Tulipa, Bloomia B.V., and Fresh Tulips USA, LLC, as guarantors (collectively, the “Company Credit Parties”), entered into a Credit Agreement (the “Credit Agreement” and, as subsequently amended, the Amended Credit Agreement) with Associated Bank, N.A. (“Lender”) for a $18,000,000 term loan and a $6,000,000 revolving credit facility. On October 15, 2024, the Company Credit Parties entered into a First Amendment to Credit Agreement which, among other things, temporarily increased the borrowing capacity under the revolving credit facility to $8,000,000 until March 31, 2025. On September 15, 2025, the Company Credit Parties, entered into a Second Amendment to Credit Agreement, pursuant to which, among other things, the borrowing capacity under the revolving credit facility was temporarily increased from $6,000,000 to $10,000,000 and the definition of eligible inventory continued to include inventory in the Netherlands, in each case until April 30, 2026. The revolving credit facility may be used by Tulp 24.1 for general business purposes and working capital, subject to availability under a borrowing base consisting of 80% of eligible accounts receivable and generally 50% of eligible inventory. Borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to SOFR for an interest period selected by the Company plus an applicable margin based on Tulp 24.1’s senior cash flow leverage ratio. In addition to paying interest on the outstanding principal under the Amended Credit Agreement, Tulp 24.1 is required to pay a commitment fee of 0.50% on the unutilized commitments under the revolving credit facility.

Pursuant to a Waiver and Third Amendment to Credit Agreement (“Third Amendment”) entered into by the Company Credit Parties on September 16, 2026, the additional interest rate margin under the Amended Credit Agreement was increased from a range of 3.00% to 4.00% to a range of 3.00% to 5.00%, with Tulp 24.1’s senior cash flow leverage ratio for purposes of determining the additional interest rate margin now calculated based on Unadjusted EBITDA in lieu of EBITDA (with “Unadjusted EBITDA” for this purpose defined as the consolidated net income of Tulp 24.1 and its subsidiaries before deductions for income taxes paid in cash, interest expense, depreciation and amortization, in all cases calculated without duplication and in accordance with GAAP). The Third amendment also, among other things, (a) as described in greater detail below, adjusts the minimum fixed charge coverage ratio and maximum senior cash flow leverage ratio to levels the Company believes it can comply with for at least the next twelve months, (b) so long as no event of default has occurred and is continuing under the Amended Credit Agreement, temporarily increases the borrowing capacity under the revolving credit facility from $6,000,000 to $10,000,000 through May 31, 2027 (at which date, absent further amendment to the Amended Credit Agreement, the borrowing capacity under the revolving credit facility reverts back to $6,000,000), (c) temporarily amends the definition of eligible inventory to continue to include inventory in the Netherlands for the period from August 31, 2026 to May 31, 2027 (at which date, absent further amendment to the Amended Credit Agreement, inventory in the Netherlands will be excluded from the definition of eligible inventory), and (d) provides that, (i) if as of January 31, 2027, neither a Debt Refinance nor an Alternative Capital Raise has been consummated, a fee in the amount of $100,000 per month (the “Refinance Fee”) shall accrue for the account of the Lender, commencing on February 1, 2027 and continuing on the first day of each month thereafter, (ii) if a Debt Refinance has been consummated on or before May 31, 2027, all Refinance Fees accrued through such date shall be waived and shall not be payable, and (iii) if a Debt Refinance has not been consummated on or before May 31, 2027, then (x) if the total outstanding principal balance under the revolving credit facility as of May 31, 2027 exceed $3,000,000, the aggregate Refinance Fees accrued through May 31, 2027, in the amount of $400,000, shall be due and payable in cash to the Lender on June 1, 2027, and (y) if the total outstanding principal balance under the revolving credit facility as of May 31, 2027 is equal to or less than $3,000,000, then fifty percent (50%) of the aggregate Refinance Fee accrued through May 31, 2027, in the amount of $200,000, shall be due and payable in cash to the Lender on June 1, 2027. For as long as the Debt Refinance remains unconsummated, an additional Refinance Fee in the amount of $100,000 shall be due and payable in cash to the Lender on July 1, 2027 and on the first day of each month thereafter until the Debt Refinance is consummated. For purposes of the foregoing, (a) “Debt Refinance” means a refinancing of all outstanding obligations under the Amended Credit Agreement in cash in full, and (b) “Alternative Capital Raise” means a capital raise from a mezzanine lender, group of mezzanine lenders, or other investors for gross proceeds of not less than $4,000,000. The Third Amendment further provides that all proceeds of any Alternative Capital Raise shall be applied solely in a manner approved by the Lender in its sole discretion.

The obligations under the Amended Credit Agreement are secured by substantially all of the personal property of Tulp 24.1 and its subsidiaries. The Company has also provided an unsecured guaranty of the obligations of Tulp 24.1 under the Amended Credit Agreement. Pursuant to the Third Amendment, the Amended Credit Agreement requires Tulp 24.1 and its subsidiaries to maintain (a) a minimum fixed charge coverage ratio of not less than (i) 1.00 to 1.00 as of the last day of the fiscal quarters ending September 30, 2026, December 31, 2026, and March 31, 2027, (ii) 1.10 to 1.00 as of the last day of the fiscal quarter ending June 30, 2027, and (iii) 1.25 to 1.00 as of the last day of the fiscal quarter ending September 30, 2027 and the last day of each fiscal quarter thereafter through the maturity date of the Amended Credit Agreement, and (b) a maximum senior cash flow leverage ratio of not greater than (i) 6.25 to 1.00 as of the last day of the fiscal quarter ending September 30, 2026, (ii) 6.75 to 1.00 as of the last day of the fiscal quarter ending December 31, 2026, (iii) 6.25 to 1.00 as of the last day of the fiscal quarter ending March 31, 2027, (iv) 3.50 to 1.00 as of the last day of the fiscal quarter ending June 30, 2027, and (v) 3.00 to 1.00 as of the last day of the fiscal quarter ending September 30, 2027 and the last day of each fiscal quarter thereafter through the maturity date of the Amended Credit Agreement. The Company was not in compliance with its financial covenants under the Amended Credit Agreement on December 31, 2025, March 31, 2026, and June 30, 2026, but received waivers from the Lender for each of these covenant breaches (including pursuant to waivers granted in the Third Amendment). The Amended Credit Agreement contains other customary affirmative and negative covenants, including covenants that restrict the ability of Tulp 24.1 and its subsidiaries to incur additional indebtedness, dispose of significant assets, make distributions or pay dividends, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions or grant liens on its assets, subject to certain limitations. The Amended Credit Agreement also contains customary events of default, the occurrence of which would permit the Lenders to terminate its commitments and accelerate loans under the Amended Credit Agreement, including failure to make payments under the credit facility, failure to comply with covenants in the Amended Credit Agreement and other loan documents, cross default to other material indebtedness of Tulp 24.1 or any of its subsidiaries, failure of Tulp 24.1 or any of its subsidiaries to pay or discharge material judgments, bankruptcy of Tulp 24.1 or any of its subsidiaries, and a change of control of the Company or Tulp 24.1. The term loan under the Amended Credit Agreement is schedule to be repaid in quarterly installments of $450,000 that commenced on June 30, 2024, with a scheduled maturity date of February 20, 2029. The term loan is subject to additional principal payments under the 50% of excess cash flow provision (waived if total net cash flow leverage is less than 2.0x as of its fiscal year-end). The scheduled maturity date of the revolving credit facility is February 20, 2029.

The Company has experienced operating challenges that have adversely affected financial results, liquidity, and compliance with certain financial covenants under its Amended Credit Agreement. As discussed above, the Company was not in compliance with certain financial covenants during fiscal year 2026, and subsequently obtained covenant waivers and entered into amendments to its credit facilities that provide additional financial flexibility and support the Company's ongoing liquidity requirements. The Company remains subject to financial and other covenants under its debt agreements, and future compliance is dependent, in part, upon achieving projected operating results and cash flows.

Management has evaluated the Company's liquidity position, including expected future cash flows from operations, available borrowing capacity under the Amended Credit Agreement, and the impact of the covenant relief and debt amendments described above. Based on these projections, management believes the Company will have sufficient liquidity to meet its obligations as they become due for at least the twelve-month period following the issuance of these financial statements. However, if actual operating results are less favorable than currently projected, the Company may be required to pursue additional financing arrangements, obtain further amendments or waivers under its debt agreements, or implement additional liquidity-preserving measures.

Seller Note

As part of the financing of the Bloomia acquisition, Tulp 24.1 and Tulipa (the “Seller Note Borrowers”) entered into a Seller Note with Botman, Jansen, and Strengers (the “Seller Note Lenders”) with the sellers of Bloomia. The Seller Note was $12,750,000 with a term of five years, subject to requiring principal payments based on “excess cash flow” as defined in the Seller Note. Interest under the Seller Note is 8% per annum in the first year and increases annually thereafter by 2 percentage points.

On January 19, 2026, the Seller Note Borrowers entered into a First Amendment to Bridge Loan Agreement (“Seller Note Amendment”) pursuant to which, among other things, the Seller Note Borrowers had the right to prepay the Seller Note in full at a discount in the aggregate amount of $7,330,000 (the “Discounted Prepayment Amount”) at any time prior to April 15, 2026 (the “Discounted Prepayment”) without any interest, indemnity, penalty, or premium due in respect of such Discount Prepayment, provided that as a condition to and effective upon the Borrowers making the Discounted Prepayment, the Seller Note Borrowers release the Seller Note Lenders from any and all (potential or actual) liability in respect of (a) the Warranties (as defined in the Share Purchase Agreement dated February 21, 2024 between the Seller Note Borrowers (as Purchaser and US Purchaser), and the Seller Note Lenders (as the Sellers) (the “SPA”) as well as (b) the Indemnities specified in Clause 11.1 of the SPA.

On April 15, 2026, the Seller Note Borrowers made an initial payment to the Seller Note Lenders of $4,864,000 and entered into a Second Amendment to Bridge Loan Agreement (“Seller Note Second Amendment”) pursuant to which, among other things, the Discounted Prepayment terms were modified as follows:

(a)In order to be eligible for the Discounted Prepayment, the Seller Note Borrowers were required to make an initial payment of at least $4,800,000 towards the Discounted Prepayment Amount by April 15, 2026 (the amount of such payment, the “Initial Discounted Prepayment Amount”).

(b)Any portion of the Discounted Prepayment Amount not paid by April 15, 2026 (such amount, the “Discounted Prepayment Balance”) accrued interest at the rate of 12% per annum (the “Interim Interest”) commencing April 16, 2026.

(c)The Seller Note Borrowers had until May 27, 2026 to pay the Discounted Prepayment Balance and all accrued and unpaid Interim Interest in full. Any portion of the Discounted Prepayment Balance, not paid by May 27, 2026 being referred to as the “Unpaid Discounted Prepayment Balance”).

(d)The total remaining outstanding balance of the Seller Note shall be revised to equal an amount (the “Reduced Balance”) calculated as (x) $15,097,053 (being the full balance of the Seller Note as of April 15, 2026), multiplied by (y) Unpaid Discounted Prepayment Balance Ratio, where “Unpaid Discounted Prepayment Balance Ratio” means an amount equal to the quotient of (i) the Unpaid Discounted Prepayment Balance divided by (ii) the Discounted Prepayment Amount. The Seller Note Borrowers paid an additional $982,000 toward the Discounted Payment Balance before May 27, 2026.

(e)Based on payments made and shares of the Company’s common stock granted to Jansen in lieu of cash, the Seller Note balance as of June 30, 2026, was $2,670,000 with PIK interest accruing in accordance with Section 6 of the Seller Note.

(f)The Company signed a third amendment that extended the payment deadline to July 15, 2026 for a $100,000 fee. No additional payments were made. The total gain on the cancellation of debt was $7,005,000 and is recorded in gain on settlement of debt in the consolidated statements of operations.

Related party notes

On August 15, 2024, and as amended on September 27, 2024 and January 15, 2025, the Company entered into an unsecured Delayed Draw Term Note (the “2024 Note”) with Air T Inc. (“Air T”) pursuant to which Air T agreed to advance from time to time until August 15, 2026, initially not on a revolving basis, up to $3,750,000 to fund the Company’s operations. In January 2026, the 2024 Note was amended to allow for borrowing on a revolving basis. The 2024 Note had a maturity date of August 15, 2029, subject to Air T’s right to demand payment on or after February 15, 2026. Air T beneficially owns approximately 34% of our outstanding common stock and is a member of a group of stockholders that collectively owns approximately 60% of our outstanding common stock. Amounts outstanding under the 2024 Note bore interest at a fixed rate of 8.0%, subject to a 3.0% increase upon certain events of default, payable on the maturity date. As of June 30, 2025, the Company had $3,350,000 of principal outstanding and $209,000 of paid-in-kind interest outstanding under the 2024 Note. The 2024 Note is included in total current liabilities on the condensed consolidated balance sheets as of June 30, 2025.

On September 15, 2025, the Company entered into unsecured Promissory Notes (collectively, the “2025 Notes”) with Air T, AO Partners I, L.P. (“AO Partners Fund”), and Gary S. Kohler (“Kohler,” and, together with Air T and AO Partners Fund, the “2025 Note Lenders”), pursuant to which the 2025 Note Lenders loaned the Company a total of $4,000,000, in the amounts of $1,100,156, $1,699,844, and $1,200,000, respectively. Kohler is Chief Investment Officer and Portfolio Manager of BCCM Advisors, LLC, which beneficially owned approximately 10.4% of our outstanding common stock. Proceeds from the 2025 Notes were used to fund operations of the Bloomia business. Amounts outstanding under the 2025 Notes bore interest at a fixed rate of 13.5% per year payable at the scheduled maturity date of June 1, 2027. The 2025 Notes restricted the Company’s ability to obtain additional indebtedness, either directly or through its subsidiaries, other than existing indebtedness and usual and customary indebtedness incurred in the operation of the Company’s business, which restrictions could be waived by the 2025 Note Lenders holding a majority interest in the 2025 Notes. No closing or origination fees were paid to any 2025 Note Lender.

On April 1, 2026, in connection with the Company’s rights offering, $7,100,000 of principal and accrued interest for the related party notes, including the 2024 Note and the 2025 Notes, were converted into shares of common stock pursuant to the terms of the rights offering. As a result, as of April 1, 2026, the Company has no obligations outstanding under the 2024 Note and the 2025 Notes.

On April 13, 2026, the Company entered into an unsecured Promissory Note (the “2026 Note”) with Kohler, pursuant to which Kohler loaned the Company the principal amount of $1,000,000. Proceeds from the 2026 Note were used towards the initial payment towards the Discounted Prepayment Amount on the Seller Note described above. The principal amount of the 2026 Note bears interest at a fixed rate of 11.5% per annum, which increases to 14.5% if there is an event of default under the 2026 Note (with the 2026 Note containing customary events of default for a promissory note of this type). The 2026 Note is scheduled to mature on March 31, 2029, at which time all principal and accrued and unpaid interest is due and payable in full. The Company has the right to prepay the 2026 Note in whole or in part at any time without penalty. Amounts paid or prepaid under the 2026 Note may not be reborrowed by the Company. No closing or origination fees were paid in connection with the 2026 Note. As of June 30, 2026, the 2026 Note had a balance of $1,025,000, of which $25,000 was accrued PIK interest.

The Company expects that cash from operations combined with funds available under the Amended Credit Facility will provide sufficient credit availability to support its ongoing operations, fund its new debt service requirements, capital expenditures and working capital for at least the next 12 months.

As the Company grows its businesses, we may be required to obtain additional capital through equity offerings or additional debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening U.S. or global economic conditions and or disruptions to and volatility in the credit and financial markets in the U.S. and worldwide. If we are unable to raise additional funds when needed, we may not be able to grow our businesses or complete transactions related to the strategy.

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

Inventory. We coordinate with recurring customers to plan production based on anticipated demand and projections; however, we may have to write down inventory or recognize a material impairment if our production significantly exceeds customer demand or the crop underperforms. During fiscal year 2026, the Company experienced unusual significant crop underperformance at the end of the Dutch bulb season. As a result, the Company estimated a $562,000 provision for inventory as of June 30, 2026 to ensure inventory is stated at its realizable value. There was no provision for inventory as of June 30, 2025.

Business Combinations. The Company completed the acquisition of a majority interest in Bloomia in February 2024. We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets, and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, royalty rates and asset lives, among other items.

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

We test goodwill and identifiable intangible assets with indefinite lives for impairment at least annually in the fourth quarter and when a trigger event occurs. Impairment testing for goodwill is done at a reporting unit level and all goodwill is assigned to a reporting unit. We have one reporting unit which is the same as our reporting segment.

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

In the fourth quarter, or if conditions indicate an additional review is necessary, we assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset, the Company’s trade name, is less than its carrying amount. We have the option to first assess qualitative factors to determine whether the fair value of a trade name is “more likely than not” less than its carrying value. If it is more likely than not that an impairment has occurred, we then perform the quantitative impairment test. If we perform the quantitative test, the carrying value of the asset is compared to an estimate of its fair value to identify impairment. The fair value is determined by the relief from royalty method, which requires significant judgment. Actual results may differ from assumed and estimated amounts utilized in the analysis. If we conclude an impairment exists, the asset’s carrying value will be written down to its fair value.

The Company performed its annual assessment as of April 30, 2026 and noted the goodwill was impaired and the balance was written down to zero as of June 30, 2026. The Company also evaluated its indefinite-lived trade name asset as of April 30, 2026 and determined it was impaired by $2,043,000. The non-cash impairment charge is recorded to intangible asset impairment on the consolidated statement of operations. See Note 9 to the consolidated financial statements appearing in Part II, Item 8 of this Report on Form 10-K for further information.

Long-Lived Assets. Long-lived assets, which include property and equipment, definite-lived intangible assets subject to amortization, and right-of-use assets, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. In the event the carrying amount of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value and is recognized in the statements of operations in the period that the impairment occurs. The reasonableness of the useful lives of the long-lived assets are regularly evaluated.

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

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (1) our ability to integrate and continue to successfully operate the Bloomia business, (2) our ability to compete, (3) concentration of Bloomia’s historical revenue among a small number of customers, (4) changes in interest rates, (5) ability to comply with the requirements of the Amended Credit Agreement and operate within its restrictions, (6) economic and market conditions that may restrict or delay appropriate or desirable opportunities, (7) our ability to develop and maintain necessary processes and controls relating to our businesses, (8) reliance on one or a small number of employees, (9) potential adverse classifications of the Company if we are unsuccessful in executing our business plans, (10) other economic, international, business, market, financial, competitive and/or regulatory factors affecting the Company’s businesses generally, (11) our ability to attract and retain highly qualified managerial, operational and sales personnel, and (12) the availability of additional capital on desirable terms, if at all. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in this Annual Report on Form 10-K, subsequent Annual Reports on Form 10-K, subsequent Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K filed with the SEC. Such forward-looking statements should be read in conjunction with the Company’s filings with the SEC. The Company assumes no responsibility to update the forward- looking statements contained in this Annual Report on Form 10-K or the reasons why actual results would differ from those anticipated in any such forward-looking statement, other than as required by law.

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

Bloomia Holdings, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bloomia Holdings, Inc. (the Company) as of June 30, 2026, and 2025, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the year ended June 30, 2026, the six-month period ended June 30, 2025, and for the year ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and 2025, and the results of its operations and its cash flows for the year ended June 30, 2026, the six-month period ended June 30, 2025, and for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Indefinite-Lived Trade Name Impairment Assessments

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company tests goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, or indefinite-lived intangible asset might exceed the fair value of the respective reporting unit or indefinite-lived intangible asset. During the year ended June 30, 2026, the Company performed quantitative assessments and recognized a trade name impairment charge of $2,043,000, which reduced the carrying amount of the trade name to its estimated fair value of $6,527,000 and an $11,122,000 goodwill impairment charge, which reduced the carrying amount of goodwill to zero.

The Company estimated the fair value of the indefinite-lived trade name under the relief-from-royalty method required significant assumptions regarding forecasted revenues, royalty rates, discount rates, and long-term growth expectations. Similarly, for goodwill, the Company estimated the fair value of the reporting unit utilizing an income approach based on discounted cash flows. The determination of fair value required management to make significant assumptions regarding projected revenue growth and gross margins, terminal growth rates, and discount rates.

We identified the Company’s trade name and goodwill impairment assessments as a critical audit matter because of the significant judgment involved in determining the fair value of the trade name and reporting unit. Auditing management's assumptions required a high degree of auditor judgment and the involvement of valuation specialists due to the sensitivity of the fair value estimates to changes in key assumptions, particularly projected operating performance, projected cash flows, discount rates, royalty rates, and long-term growth assumptions.

The following are the primary procedures we performed to address this critical audit matter:

●	We obtained an understanding of, and evaluated the design and implementation of, relevant controls over management's impairment assessment process, including controls related to the development and review of significant assumptions utilized in the valuation models.

●	We evaluated the reasonableness of management's forecasts by comparing forecasted amounts with historical operating results, recent business performance, industry and market conditions, and other relevant evidence.

●	We tested the mathematical accuracy of the discounted cash flow and relief-from-royalty models utilized in the impairment analyses.

●	With the assistance of professionals with specialized skills and knowledge in valuation, we evaluated the appropriateness of the valuation methodologies and the reasonableness of significant assumptions utilized by management and its valuation specialist, including the discount rates, royalty rates, long-term growth rates, and market participant data.

●	We evaluated the skill, knowledge, and experience of management's third-party valuation specialist, to determine whether management's specialist possessed the necessary competence and capabilities to support the impairment conclusions.

We have served as the Company’s auditor since 2023.

/s/ Boulay PLLP

Minneapolis, Minnesota

September 21, 2026

PCAOB ID: 542

Bloomia Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Values are rounded to the nearest thousand dollar and thousand share

As of June 30	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,452,000	$906,000
Accounts receivable - net of allowances for credit losses of $108,000 and $122,000, respectively	5,791,000	5,124,000
Inventories	5,331,000	6,697,000
Prepaid expenses and other current assets	5,330,000	2,122,000
Total current assets	17,904,000	14,849,000
Noncurrent assets
Property and equipment, net	10,087,000	11,433,000
Equity-method investment	192,000	216,000
Goodwill	—	11,128,000
Intangible assets, net	21,238,000	24,806,000
Operating lease right-of-use assets	32,699,000	34,128,000
Finance lease right-of-use assets	1,934,000	310,000
Long-term receivable	120,000	240,000
Other assets	257,000	814,000
Total noncurrent assets	66,527,000	83,075,000
Total assets	$84,431,000	$97,924,000
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$2,709,000	$1,748,000
Accrued compensation	479,000	385,000
Accrued expenses and other current liabilities	3,740,000	4,934,000
Current portion of operating lease liabilities	1,407,000	1,193,000
Current portion of finance lease liabilities	388,000	71,000
Current portion of debt	1,870,000	1,870,000
Related party note payable	—	3,559,000
Total current liabilities	10,593,000	13,760,000
Long-term liabilities:
Operating lease liabilities, net of current portion	32,509,000	33,709,000
Finance lease liabilities, net of current portion	1,667,000	254,000
Long-term debt, net	18,807,000	28,354,000
Related party notes payable	1,025,000	—
Deferred tax liabilities, net	6,040,000	7,010,000
Total long-term liabilities	60,048,000	69,327,000
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, par value $0.01:
Authorized shares - 10,000,000 at June 30, 2026 and 5,714,000 at June 30, 2025
Issued and outstanding shares - 4,831,000 at June 30, 2026 and 1,770,000 at June 30, 2025	48,000	17,000
Additional paid-in capital	28,880,000	16,278,000
Accumulated other comprehensive income	472,000	750,000
Accumulated deficit	(16,088,000)	(4,908,000)
Total stockholders’ equity attributable to Bloomia Holdings, Inc.	13,312,000	12,137,000
Equity from noncontrolling interest	478,000	2,700,000
Total Stockholders’ equity	13,790,000	14,837,000
Total Liabilities and Stockholders’ equity	$84,431,000	$97,924,000

See accompanying notes to the consolidated financial statements.

Bloomia Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

Values are rounded to the nearest thousand dollar and thousand share

	Year Ended	Six Months Ended	Year Ended
	June 30, 2026	June 30, 2025	December 31, 2024
Revenue, net	$48,130,000	$35,622,000	$37,773,000
Cost of goods sold	40,241,000	26,342,000	31,264,000
Gross profit	7,889,000	9,280,000	6,509,000
Sales, general and administrative expenses	11,589,000	5,363,000	13,226,000
Goodwill impairment	11,122,000	—	—
Intangible asset impairment	2,043,000	—	—
Operating (loss) profit	(16,865,000)	3,917,000	(6,717,000)
Foreign currency transaction loss (gain), net	419,000	366,000	(400,000)
Interest expense, net	3,652,000	1,905,000	2,969,000
Gain on settlement of debt	(7,005,000)	—	—
Other expense (income), net	31,000	23,000	(56,000)
(Loss) income from continuing operations before income taxes	(13,962,000)	1,623,000	(9,230,000)
Income tax benefit	(579,000)	(313,000)	(2,329,000)
Net (loss) income from continuing operations	(13,383,000)	1,936,000	(6,901,000)
Income from discontinued operations, net of tax	—	33,000	224,000
Net (loss) income including noncontrolling interest	(13,383,000)	1,969,000	(6,677,000)
Less: Net (loss) income attributable to noncontrolling interest	(2,203,000)	473,000	(934,000)
Net (loss) income attributable to Bloomia Holdings, Inc.	(11,180,000)	1,496,000	(5,743,000)
Other comprehensive (loss) income (foreign currency translation)	(341,000)	932,000	(11,000)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(63,000)	173,000	(2,000)
Comprehensive (loss) income attributable to Bloomia Holdings, Inc.	$(11,458,000)	$2,255,000	$(5,752,000)
Net (loss) income per basic share attributable to Bloomia Holdings, Inc.:
Continuing operations	$(4.43)	$0.83	$(3.37)
Discontinued operations	—	0.02	0.13
Basic earnings per share	$(4.43)	$0.85	$(3.24)
Net (loss) income per diluted share attributable to Bloomia Holdings, Inc.:
Continuing operations	$(4.43)	$0.81	$(3.37)
Discontinued operations	—	0.02	0.13
Diluted earnings per share	$(4.43)	$0.82	$(3.24)
Weighted average shares used in calculation of net (loss) income per share:
Basic	2,521,000	1,770,000	1,770,000
Diluted	2,521,000	1,814,000	1,770,000

See accompanying notes to the consolidated financial statements.

Bloomia Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Values are rounded to the nearest thousand dollar and thousand share

				Accumulated		Total Bloomia
			Additional	Other		Holdings		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interest	Equity
Balance at December 31, 2023	1,743,000	$17,000	$16,176,000	$—	$(661,000)	$15,532,000	$—	$15,532,000
Value of stock-based compensation	—	—	60,000	—	—	60,000	—	60,000
Issuance of noncontrolling interests in acquisition	—	—	—	—	—	—	2,990,000	2,990,000
Issuance of restricted stock awards	27,000	—	—	—	—	—	—	—
Net loss	—	—	—	—	(5,743,000)	(5,743,000)	(934,000)	(6,677,000)
Other comprehensive loss	—	—	—	(9,000)	—	(9,000)	(2,000)	(11,000)
Balance at December 31, 2024	1,770,000	$17,000	$16,236,000	$(9,000)	$(6,404,000)	$9,840,000	$2,054,000	$11,894,000
Value of stock-based compensation	—	—	42,000	—	—	42,000	—	42,000
Net income	—	—	—	—	1,496,000	1,496,000	473,000	1,969,000
Other comprehensive income	—	—	—	759,000	—	759,000	173,000	932,000
Balance at June 30, 2025	1,770,000	$17,000	$16,278,000	$750,000	$(4,908,000)	$12,137,000	$2,700,000	$14,837,000
Value of stock-based compensation	—	—	45,000	—	—	45,000	—	45,000
Minority owner debt conversion	—	—	193,000	—	—	193,000	44,000	237,000
Issuance of common stock	3,061,000	31,000	12,364,000	—	—	12,395,000	—	12,395,000
Net loss	—	—	—	—	(11,180,000)	(11,180,000)	(2,203,000)	(13,383,000)
Other comprehensive loss	—	—	—	(278,000)	—	(278,000)	(63,000)	(341,000)
Balance at June 30, 2026	4,831,000	$48,000	$28,880,000	$472,000	$(16,088,000)	$13,312,000	$478,000	$13,790,000

See accompanying notes to the consolidated financial statements.

Bloomia Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Values are rounded to the nearest thousand dollar

	Year Ended	Six Months Ended	Year Ended
	June 30, 2026	June 30, 2025	December 31, 2024
Operating Activities
Net (loss) income including noncontrolling interest	$(13,383,000)	$1,969,000	$(6,677,000)
Adjustments to reconcile net (loss) income including noncontrolling interest to net cash (used in) provided by operating activities:
Depreciation and amortization	3,629,000	1,683,000	2,641,000
Amortization of deferred financing costs	103,000	53,000	95,000
Gain on settlement of debt	(7,005,000)	—	—
Goodwill impairment	11,122,000	—	—
Intangible asset impairment	2,043,000	—	—
Provision for credit loss	40,000	24,000	108,000
Provision for inventory	562,000	—	—
Stock-based compensation expense	45,000	42,000	60,000
Non-cash paid in-kind interest expense	1,683,000	874,000	1,400,000
Non-cash operating lease expense	450,000	241,000	1,278,000
Deferred income taxes	(970,000)	(632,000)	(3,080,000)
Equity method investment loss (income)	17,000	—	(37,000)
Other non-cash items	—	(145,000)	84,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(707,000)	(2,905,000)	1,079,000
Inventories	804,000	6,306,000	(877,000)
Prepaid expenses and other current and noncurrent assets	(2,676,000)	(1,363,000)	325,000
Accounts payable	1,073,000	(1,372,000)	1,257,000
Accrued compensation	93,000	(105,000)	(1,980,000)
Accrued expenses and other current liabilities	(904,000)	3,332,000	204,000
Net cash (used in) provided by operating activities of continuing operations	(3,981,000)	8,002,000	(4,120,000)
Net cash provided by operating activities of discontinued operations	—	—	68,000
Net cash (used in) provided by operating activities	(3,981,000)	8,002,000	(4,052,000)
Investing Activities
Purchases of property and equipment	(433,000)	(279,000)	(1,170,000)
Acquisition of Bloomia, net of cash acquired	—	—	(34,178,000)
Receipts of escrow receivable	—	—	200,000
Net cash used in investing activities	(433,000)	(279,000)	(35,148,000)
Financing Activities
Proceeds from term loan	—	—	18,000,000
Proceeds from revolving debt	10,315,000	—	13,026,000
Proceeds from related party note	5,350,000	250,000	3,500,000
Repayments of seller note	(5,846,000)	—	(2,700,000)
Repayments of term loan	(1,800,000)	(900,000)	—
Repayments of related party note	(1,200,000)	(400,000)	—
Repayments of revolving debt	(6,319,000)	(7,961,000)	(5,065,000)
Repayments of long-term debt	(69,000)	(33,000)	(1,350,000)
Principal payments on finance lease liabilities	(120,000)	(39,000)	(16,000)
Payment of financing costs	—	—	(513,000)
Proceeds from issuances of common stock	5,022,000	—	—
Net cash provided by (used in) financing activities	5,333,000	(9,083,000)	24,882,000
Effect of exchange rate changes on cash	(373,000)	507,000	—
Net increase (decrease) in cash and cash equivalents	546,000	(853,000)	(14,318,000)
Cash and cash equivalents, beginning of period	906,000	1,759,000	16,077,000
Cash and cash equivalents, end of period	$1,452,000	$906,000	$1,759,000
Supplemental cash flow information
Cash paid for interest	$1,878,000	$904,000	$1,626,000
Cash paid for income taxes, net of tax refunds	$466,000	$191,000	$694,000
Non-cash investing and financing activities
Non-cash purchase consideration - Equity issuance of noncontrolling interest	$—	$—	$2,990,000
Non-cash purchase consideration - Seller notes	$—	$—	$15,451,000
Purchase of property and equipment included in accounts payable	$8,000	$57,000	$—
Capitalized software included in accounts payable	$—	$43,000	$—
Purchase of property and equipment included in debt	$61,000	$—	$150,000
Debt extinguished through non-cash equity transactions	$7,609,000	$—	$—

See accompanying notes to the consolidated financial statements.

Bloomia Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation.

Description of Business. Bloomia Holdings, Inc. (“the Company”) is a specialty agricultural (“ag”) company focused on making and managing its ag investments in the United States (“U.S.”) and internationally. On February 22, 2024, the Company, through its majority-owned U.S. subsidiary Tulp 24.1, LLC (“Tulp 24.1”), acquired Bloomia B.V. and its subsidiaries (“Bloomia”). Subsequent to the purchase of Bloomia, the Company’s primary operations have been that of Bloomia. Bloomia is a significant producer of fresh cut tulips in the U.S. with a presence in the Netherlands and South Africa. As part of the consideration for the business combination, the Company issued units of Tulp 24.1 to the continuing CEO of Bloomia, which amounted to 18.6% and is presented as noncontrolling interest in these consolidated financial statements. The remaining 81.4% equity interest of Tulp 24.1 is owned by the Company and the Company is and maintains control of Tulp 24.1 as its sole managing member. The tulip sales business tends to be seasonal with first and second quarters of the calendar year being the strongest sales season.

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

On August 3, 2023, the Company completed the sale of certain assets and certain liabilities relating to the Company’s legacy business of providing in-store advertising solutions (the “In-Store Marketing Business”). The operations of the In-Store Marketing Business are presented as discontinued operations in all periods.

As previously reported, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to June 30 of each calendar year, effective June 30, 2025. The change aligns the fiscal years of the Company with the Bloomia business and reflects the seasonality of the Bloomia business. The twelve-month period ended June 30, 2026 is referred to as “Year Ended June 30, 2026,” the six-month transition period from January 1, 2025 to June 30, 2025 is referred to as “Six Months Ended June 30, 2025,” and the twelve-month period ended December 31, 2024 is referred to as “Year Ended December 31, 2024.”

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

Recently Adopted Accounting Pronouncements.

In July 2025, the FASB issued ASU 2025-05 that amends ASC 326, Financial Instruments – Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides a practical expedient that permits an entity to estimate expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606 by assuming current economic conditions as of the balance sheet date do not change over the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted, and should be applied prospectively. The Company adopted ASU 2025-05 prospectively during the year ended June 30, 2026 and elected the practical expedient. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

2. Significant Accounting Policies.

Use of Estimates. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The key estimates made by management include the determination of fair values in conjunction with the acquisition of the Company’s majority interest in Bloomia, and the carrying value of inventories, operating right-of-use assets and lease liabilities, goodwill, useful lives for property and equipment and intangible assets, interest rates, and valuation of income taxes. Actual results could differ from these estimates.

Subsequent Events. In preparing the consolidated financial statements, management evaluated subsequent events for potential recognition and disclosure through the date of this filing. Other than those items disclosed within the consolidated financial statements and the accompanying notes to the consolidated financial statements, no material subsequent events were identified.

Foreign Currency Transactions. The revenues and expenses of the Company are mostly generated in U.S. dollars. In addition, the Company’s management has established that the U.S. dollar is the primary currency of the economic environment in which the Company operates. Thus, the reporting currency is the U.S. dollar, and the functional currency of the U.S. entities is the U.S. dollar. The Company’s subsidiary in the Netherlands, Bloomia BV, is responsible for purchasing tulip bulbs, which is the largest raw material the Company uses. Tulip bulbs are purchased in Euro and Bloomia BV pays administrative costs in in Euro, so the functional currency of Bloomia BV is the Euro.

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

Transaction gains and losses result from transactions that are denominated in a currency other than the functional currency of the Company, primarily related to the purchase of inventory in the U.S. from our Netherlands subsidiary, which is denominated in Euro. These foreign currency transaction gains and losses are reflected in foreign currency transaction loss (gain), net in the consolidated statements of operations.

Segment Information. The Company has one segment that is reviewed by the Chief Operating Decision Maker (“CODM”) due to the Company having only one product, tulips, with over 95% of sales derived in the U.S. The CODM consists of the Company’s executive team, including the CEOs, CFO, and the CEO of Bloomia. Revenue, expenses, and operating loss (profit) are regularly reviewed by the CODM.

Cash and Cash Equivalents. All highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in its deposit accounts.

Accounts Receivable, Net. Accounts receivable are presented in the balance sheets at their outstanding balances net of the allowance for credit losses. These receivables are generally trade receivables due in one year or less or expected to be billed and collected within one year. The Company estimates credit losses on accounts receivable in accordance with ASC 326 Financial Instruments - Credit Losses. The Company measures the allowance for credit losses on trade receivables on a collective (pool) basis when similar risk characteristics exist. The estimate for allowance for credit losses is based on an expected loss rate for each pool. Management considers qualitative factors such as change in economic factors, regulatory matters, and industry trends to determine if an allowance should be further adjusted. The provision for credit losses is included in selling, general and administrative expenses on the consolidated statements of operations.

The following table summarizes changes in the provision for credit losses:

Balance as of December 31, 2024	$137,000
Provision for credit loss expense	24,000
Write-offs	(39,000)
Balance as of June 30, 2025	$122,000
Provision for credit loss expense	40,000
Write-offs	(54,000)
Balance as of June 30, 2026	$108,000

Inventories. Raw materials consist primarily of tulip bulbs, including freight and packaging supplies. Work-in-process consists of tulip stems and bulbs that have rooted. Inventories are stated at the lower of cost, as determined on the first-in, first-out method, or net realizable value. Finished goods and work-in-process include the inventory costs of raw materials, direct labor and normal manufacturing overhead. Abnormal amounts of spoilage are expensed as incurred and not included in overhead. The Company experienced unusual significant crop underperformance at the end of the Dutch bulb season. As a result, the Company estimated a $562,000 provision for inventory as of June 30, 2026 to ensure inventory is stated at its realizable value. There was no provision for inventory as of June 30, 2025.

Prepaid expenses and other current assets. The Company records a prepaid expense when it has paid for a good or service that it has not yet incurred. As of June 30, 2026, the Company had paid $1,778,000 for bulbs to be received in fiscal year 2027 compared to $887,000 as of June 30, 2025. As of June 30, 2026, other current assets includes $1,549,000 of tariff refunds that were collected in July 2026. There were no tariff refunds as of June 30, 2025.

Property and Equipment, Net. Property and equipment, net, are stated at historical cost, less accumulated depreciation and amortization. Bushes refer to peony plants, which accumulate planting and development costs that are capitalized into their basis until they become commercially productive, at which point the asset begins depreciating, and future maintenance costs are expensed as incurred. Planting costs consist primarily of the costs to purchase and plant nursery stock. Development costs consist of cultivation, pruning, irrigation, labor, spraying and fertilization, and interest costs during the development period. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term (including renewals that are reasonably certain to occur) or the estimated useful lives of the improvements. The estimated useful lives of property and equipment are as follows:

Estimated Useful Life
Machinery and equipment	5-20 years
Leasehold improvements	15 years
Bushes	7-10 years
Vehicles	5 years
Furniture and fixtures	5-7 years

Long-Lived Assets Impairment Testing. Long-lived assets, which include property and equipment, definite-lived intangible assets subject to amortization, and right-of-use assets, are assessed for impairment whenever events or changes in circumstances such as asset utilization, physical change, legal factors or other matters indicate the carrying value of those assets may not be recoverable from future undiscounted cash flows. The impairment test involves comparing the carrying amount of each individual asset-group to the forecasted undiscounted future cash flows generated by that asset group. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. In the event the carrying amount of the asset exceeds the gross undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of an individual asset group’s carrying amount over its fair value and is recognized in the statement of operations in the period that the impairment occurs. The reasonableness of the useful lives of the asset and other long-lived assets is regularly evaluated. During the year ended June 30, 2026, six months ended June 30, 2025 and year ended December 31, 2024, no impairment losses were identified.

Goodwill and Indefinite-lived Assets. Goodwill results from business combinations and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Annually, or if conditions indicate an additional review is necessary, the Company assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if it is necessary to perform the quantitative goodwill impairment test. The Company’s annual testing date is April 30. The Company has one reporting unit.

The Company performed its annual impairment test as of April 30, 2026. Cash flows from Bloomia have been lower than the original deal model due primarily to higher bulb costs, so the Company performed its test on a quantitative basis. The fair value of the reporting unit was estimated by a third-party valuation specialist using an income approach based on discounted cash flows. Based on the assessment, the Company determined that the carrying value of the reporting unit exceeded its estimated fair value. Accordingly, the Company recognized a non-cash goodwill impairment charge of $11,122,000 during the fourth quarter of the fiscal year-ended June 30, 2026, representing a full write-down of the goodwill. The charge is recorded on Goodwill impairment loss in the consolidated statements of operations. The goodwill balance was zero and $11,128,000 as of June 30, 2026 and 2025, respectively.

Further, the Company recognized a trade name associated with the Bloomia acquisition that was determined to be an indefinite-lived intangible asset. Annually, or if conditions indicate an additional review is necessary, the Company tests indefinite-lived trade names for impairment. The Company has the option to first assess qualitative factors to determine whether the fair value of a trade name is “more likely than not” less than its carrying value. If it is more likely than not that an impairment has occurred, the Company then performs the quantitative impairment test. If the Company performs the quantitative test, the carrying value of the asset is compared to an estimate of its fair value to identify impairment. The fair value is determined by the relief from royalty method, which requires significant judgment. Actual results may differ from assumed and estimated amounts utilized in the analysis. If the Company concludes an impairment exists, the asset’s carrying value will be written down to its fair value. The Company performed an annual impairment test of the Bloomia trade name on a quantitative basis as of April 30, 2026. The fair value was estimated by a third-party valuation specialist using the relief from royalty method. Based on the assessment, the Company determined that the carrying value of the trade name exceeded its estimated fair value. Accordingly, the Company recognized a non-cash intangible asset impairment charge of $2,043,000 in the consolidated statements of operations during the fourth quarter of the fiscal year-ended June 30, 2026. During the six months ended June 30, 2025 and year ended December 31, 2024, no impairment losses were identified.

Other Assets. The Company transferred ex-force bulbs to a supplier in the six months ended June 30, 2025 and in the year ended June 30, 2026 in exchange for bulbs and planting stock to be received in fiscal years 2027 and 2028, respectively. The ex-force bulbs are bulbs that were used to grow stems. By transferring the ex-force bulbs to the supplier, the Company was able to reduce cost of goods sold in the year ended June 30, 2026 and six months ended June 30, 2025 by $-0- and $814,000, respectively. As of June 30, 2026, $257,000 of ex-force bulbs are included in other assets and $679,000 are included in prepaid expenses and other current assets, respectively, on the consolidated balance sheets.

Leases. The Company is party to leasing contracts in which the Company is the lessee. The Company applies ASC 842 to determine whether a contract is, or contains, a lease at inception. The Company's lease contracts include land, buildings, and equipment. These lease contracts are classified as either operating or finance leases. Right of use (“ROU”) assets and lease liabilities are recognized in the consolidated balance sheets based on the present value of lease payments over the lease term, at the later of the commencement date or business combination date. The Company's leases generally do not include an implicit rate of return. The Company determines the present value of future minimum lease payments based on the collateralized borrowing rate of the Company, on a portfolio basis. The related operating lease expense is recognized on a straight-line basis over the lease term in the consolidated statements of operations. Finance lease ROU assets are amortized to amortization expense, and interest expense is recorded in connection with the finance lease liability in the consolidated statements of operations. For lease agreements that contain both lease and non-lease components, the Company accounts for each as a single lease component. The Company has elected not to apply the requirements of ASC 842 for short-term leases. Short-term leases are defined as leases that, at the commencement date, have lease terms of twelve months or less.

Equity-Method Investments. Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over the investee. Under the equity method of accounting, the Company records its investments in equity-method investees in the consolidated balance sheets as equity-method investments and its share of investees’ earnings or losses together with other-than-temporary impairments in value, basis differences between the carrying amount and the Company’s ownership interest in the underlying net assets of the investee, and any gain or loss from the sale of an equity method investment as gain or loss on sale of equity investment in net income of unconsolidated investments in the consolidated statements of operations. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity-method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

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

The carrying amounts of certain financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other financial working capital items approximate their fair values at June 30, 2026 and 2025 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold, or the liabilities could be settled. The carrying amount of debt approximates fair value due to the debt’s variable market interest rate.

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

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; this occurs with the transfer of control of its tulips. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. Revenue from product sales is governed primarily by customer pricing and related purchase orders (“contracts”) which specify shipping terms and the transaction price. Contracts are at standalone pricing. The performance obligation in these contracts is determined by each of the individual purchase orders and the respective stated quantities, with revenue being recognized at a point in time when obligations under the terms of the agreement are satisfied. This generally occurs with the transfer of control of tulips to the customer when the product is delivered and accepted. Customers are invoiced once the tulips are delivered, with payment generally due within 30 days of the invoice.

The Company expenses the incremental costs of obtaining a contract, as the amortization period is one year or less. These costs are included in sales, general and administrative expenses in the consolidated statements of operations.

The following table presents revenue disaggregated by customer, as determined by the operational nature of their industry:

	Year Ended	Six Months Ended	Year Ended
	June 30, 2026	June 30, 2025	December 31, 2024
Supermarket	$40,181,000	$30,564,000	$34,793,000
Wholesaler	7,792,000	5,020,000	2,521,000
Other	157,000	38,000	459,000
	$48,130,000	$35,622,000	$37,773,000

During the year ended June 30, 2026, the Company had four customers that accounted for 10% or more of the total revenues. These four customers accounted for approximately 20%, 18%, 11%, and 10% of revenues, respectively, for the year ended June 30, 2026. As of June 30, 2026, three of these customers also accounted for approximately 26%, 16%, and 10% of accounts receivable, net, respectively, as of June 30, 2026. During the six months ended June 30, 2025, the Company had four customers that accounted for 10% or more of the total revenues. These four customers accounted for approximately 17%, 16%, 12%, and 11% of revenues, respectively, for the six months ended June 30, 2025. As of June 30, 2025, two of these customers also accounted for approximately 26% and 10% of accounts receivable, net, respectively, while one different customer accounted for approximately 15% of accounts receivable, net, as of June 30, 2025. For the year ended December 31, 2024, the Company had three customers that accounted for 10% or more of revenues. These three customers accounted for approximately 34%, 20%, and 11% of revenues, respectively, for the year ended December 31, 2024. The loss of a major customer could adversely affect the Company’s operating results and financial condition.

Cost of Sales. Cost of sales consists primarily of costs to procure, sort, pick, cool, and transport bulbs. Additionally, cost of sales includes labor and facility costs related to production operations.

Shipping and Handling. The Company’s shipping and handling costs include costs incurred with third-party carriers to transport products to customers. The costs of outbound freight are included in the cost of goods sold in the consolidated statements of operations. For the year ended June 30, 2026, six months ended June 30, 2025, and year ended December 31, 2024, the costs of out-bound freight were approximately $2,983,000, $1,913,000, and $2,534,000, respectively.

Advertising Costs. The Company expenses advertising costs as incurred. These costs are included within sales, general and administrative expenses in the consolidated statement of operations. Total advertising expense was approximately $50,000, $36,000, and $43,000 for the year ended June 30, 2026, six months ended June 30, 2025, and year ended December 31, 2024, respectively.

Foreign Currency Contracts. The Company enters into foreign currency forward contracts to manage exposure to changes in the Euro exchange rate on forecasted transactions denominated in Euro. The contracts are not designated as hedging instruments under ASC 815 Derivatives and Hedging, and the changes in fair value are recognized in earnings.

Interest expense. For debt with variable rate interest, interest expense is recorded based on a weighted average effective interest rate method. The significant assumptions used in the weighted average estimate are the future debt balance and the length of time the debt will be outstanding. Paid in kind (PIK) interest is not paid in cash and is included in the long-term debt, net, in the consolidated balance sheets. As of June 30, 2026 and 2025, $13,000 and $300,000 was short-term and included in accrued expenses on the consolidated balance sheets, respectively. Financing costs incurred as part of the acquisition of Bloomia are amortized and expensed in interest expense in the consolidated statements of operations.

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

Interest income or expense/penalties attributable to the overpayment or underpayment, respectively, of income taxes is recognized as an element of the Company’s provision for income taxes.

As a multinational corporation, the Company is subject to taxation in many jurisdictions, and the calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If the Company ultimately determines that the payment of these liabilities will be unnecessary, the liability will be reversed, and the Company will recognize a tax benefit during the period in which it is determined the liability no longer applies. Conversely, the Company records additional tax charges in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be.

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

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based awards at fair value at grant date. Restricted stock units and awards are valued at the closing market price of the Company’s stock on the date of the grant. The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as by assumptions regarding several complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

During the year ended June 30, 2026, six months ended June 30, 2025, and year ended December 31, 2024, the Company issued zero, zero, and 27,000 shares of restricted stock under its 2018 equity incentive plan, respectively. For the year ended December 31, 2024, the shares underlying the awards were assigned a grant date fair value of $5.64 per share, based on the stock price on the date of grant, and are scheduled to vest over three years. The Company recorded total stock-based compensation expense of $39,000, $39,000, and $60,000 for the year ended June 30, 2026, six months ended June 30, 2025, and year ended December 31, 2024, respectively.

Net (Loss) Income  per Share. Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units and awards. Diluted net (loss) income per share gives effect to all dilutive potential common shares outstanding during the year.

In determining diluted net (loss) income per share, the Company considers whether the result of the incremental shares would be antidilutive. During the year ended June 30, 2026, the Company had a net loss from continuing operations. Accordingly, the result of potentially dilutive securities was determined to be anti-dilutive. Incremental shares that could have a dilutive effect in future periods but were excluded from the calculation of diluted weighted average shares outstanding because their effect would have been anti-dilutive during the period ended June 30, 2026 totaled 56,000 shares. During the six months ended June 30, 2025, there were 1,000 incremental shares that were excluded from the computation of diluted weighted average shares outstanding because their inclusion would have been anti-dilutive. In the year ended December 31, 2024, the Company had a net loss from continuing operations. Accordingly, the result of potentially dilutive securities was determined to be anti-dilutive.

Weighted average common shares outstanding were as follows:

	Year Ended	Six Months Ended	Year Ended
	June 30, 2026	June 30, 2025	December 31, 2024
Denominator for basic net (loss) income per share - weighted average shares	2,521,000	1,770,000	1,770,000
Effect of dilutive securities:
Effect of dilutive equity awards	—	44,000	—
Denominator for diluted net (loss) income per share - weighted average shares	2,521,000	1,814,000	1,770,000

3. Change in Fiscal Year-End.

As previously reported, the Company historically reported on a calendar year basis ending on December 31. The Company’s Board of Directors approved a change in the Company’s year-end from December 31 to June 30 of each year, effective June 30, 2025. The twelve-month period ended June 30, 2026 is referred to as “Year Ended June 30, 2026,” the six-month transition period from January 1, 2025 to June 30, 2025 is referred to as “Six Months Ended June 30, 2025,” and the twelve-month period ended December 31, 2024 is referred to as “Year Ended December 31, 2024.”

4. Bloomia Acquisition.

On February 22, 2024, the Company completed the acquisition of a majority interest in Fresh Tulips USA LLC and Bloomia B.V. and its subsidiaries (the “Acquisition”). The Acquisition was completed by the Company through its wholly owned subsidiaries, Tulp 24.1 and Tulipa Acquisitie Holding B.V. (“Tulipa”), pursuant to an Agreement for the Sale and Purchase of Shares by and among Tulp 24.1, Tulipa, Botman Bloembollen B.V. (“Botman”) , W.F. Jansen (“Jansen”), and H.J. Strengers (“Strengers”), and the Company, as the guarantor. Jansen has continued to serve as chief executive officer of Bloomia following the Acquisition. As a result of the Acquisition, Tulp 24.1 became the holder of 100% of the ownership interests of Bloomia.

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

Revenue, net, and net (loss) income before taxes for Bloomia since the date of Acquisition included in the consolidated statements of operations were $48,130,000 of revenue and $11,606,000 of net loss for year ended June 30, 2026, $35,622,000 of revenue and $2,425,000 of net income for the six months ended June 30, 2025, and $37,773,000 of revenue and $5,022,000 of loss for the year ended December 31, 2024.

Unaudited pro forma information has been prepared as if the Acquisition had taken place on January 1, 2024. The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the transaction actually taken place on January 1, 2024, and the unaudited pro forma information does not purport to be indicative of future financial operating results. The unaudited pro forma consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the Acquisition. Unaudited pro forma information for the year ended December 31, 2024, excluding the impact of debt and intangible asset amortization, is as follows:

Year Ended
December 31, 2024
Revenue, net	$40,147,000
Net loss attributable to Bloomia Holdings	(5,539,000)

The Company incurred approximately $-0-, $24,000, and $1,542,000 of Acquisition-related costs that were expensed during the year ended June 30, 2026, the six months ended June 30, 2025, and the year ended December 31, 2024, respectively. These costs are included in sales, general and administrative expenses in the consolidated statements of operations.

5. Sale of In-Store Marketing Business and Presentation as Discontinued Operations.

On August 3, 2023, the Company completed the sale of certain assets and certain liabilities relating to the Company’s In-Store Marketing Business for a price of $3,500,000 to TIMIBO LLC, an affiliate of Park Printing, Inc. (the “Buyer”) under an Asset Purchase Agreement (the “Purchase Agreement”). The Company retained accounts receivable, as well as cash, cash equivalents and marketable securities. The cash consideration for the sale was subject to a post-closing adjustment. The final purchase adjustment for the net balance was to reduce the cash consideration by $1,500,000, with the Company retaining an equal amount of cash that had been received for unexecuted programs. Under the Purchase Agreement, $200,000 was escrowed for a twelve-month period for any future claims, as defined in the Purchase Agreement, by the Buyer against the Company. The full escrowed amount was received by the Company in the year ended December 31, 2024. The results of the In- Store Marketing Business have been presented as discontinued operations for all periods presented. The benefit recorded in sales, general and administrative expense of discontinued operations of $33,000 for the six months ended June 30, 2025 and $224,000 for the year ended December 31, 2024 is due to the reduction in the accrual for sales tax due to the expiration of the statute of limitations.

6. Inventories.

Inventories consisted of the following at:

	June 30, 2026	June 30, 2025
Finished goods	$692,000	$182,000
Work-in-process	1,545,000	1,333,000
Raw materials and packaging supplies	3,656,000	5,182,000
Total inventories	5,893,000	6,697,000
Less: provision for inventory	(562,000)	—
Inventories	$5,331,000	$6,697,000

7. Property and Equipment.

Property and equipment, net, consisted of the following at:

	June 30, 2026	June 30, 2025
Machinery and equipment	$12,404,000	$12,092,000
Leasehold improvements	637,000	359,000
Bushes	503,000	489,000
Vehicles	411,000	393,000
Furniture and fixtures	203,000	199,000
Capitalized software	159,000	43,000
Construction in progress	—	240,000
Property and equipment, gross	14,317,000	13,815,000
Less: accumulated depreciation	(4,230,000)	(2,382,000)
Property and equipment, net	$10,087,000	$11,433,000

At June 30, 2026, property and equipment, net, of $956,000 and $433,000 were located in the Netherlands and South Africa, respectively. Included in machinery and equipment at June 30, 2026 and June 30, 2025 was $338,000 and $318,000, respectively, of spare parts that are not currently in use and not being depreciated.

The components of depreciation expense are as follows within the consolidated statements of operations:

	Year Ended	Six Months Ended	Year Ended
	June 30, 2026	June 30, 2025	December 31, 2024
Depreciation in cost of goods sold	$1,768,000	$847,000	$1,267,000
Depreciation in sales, general and administrative expenses	80,000	24,000	64,000
Total	$1,848,000	$871,000	$1,331,000

8. Equity Method Investment.

Araucanía Flowers SA (“Araucania”) is based in Chile and serves as a marketing arm for Tulp 24.1 to export its crops to Latin-American countries. Araucanía has two other shareholders that hold 70% of its aggregate issued and outstanding shares. At June 30, 2026 and June 30, 2025, Tulp 24.1 had a 30% equity interest in Araucania with a carrying amount of approximately $192,000 and $216,000, respectively. During the year ended June 30, 2026, six months ended June 30, 2025, and year ended December 31, 2024, the equity in net (loss) income of Araucania was approximately $(17,000), $0, and $37,000, respectively. As of June 30, 2026 and June 30, 2025, Tulp 24.1 had a note receivable from Araucanía with a balance of $240,000 and $360,000, respectively. As of June 30, 2026 and June 30, 2025, the current portion of the note receivable of $120,000 is included in prepaid expenses and other current assets, and the remainder is included in long-term receivable in the accompanying consolidated balance sheets.

9. Goodwill and Other Intangible Assets.

The following table summarizes the changes in goodwill:

Balance as of December 31, 2024	$10,705,000
Measurement period adjustment	145,000
Other - Foreign currency translation	278,000
Balance as of June 30, 2025	$11,128,000
Goodwill impairment	(11,122,000)
Other - Foreign currency translation	(6,000)
Balance as of June 30, 2026	$—

The Company performed its annual impairment test on a quantitative basis as of April 30, 2026. The fair value of the reporting unit was estimated by a third-party valuation specialist using an income approach based on discounted cash flows. Based on the assessment, the Company determined that the carrying value of the reporting unit exceeded its estimated fair value. Accordingly, the Company recognized a non-cash goodwill impairment charge of $11,122,000 during the fourth quarter of the fiscal year-ended June 30, 2026, representing a full write-down of the goodwill. The charge is recorded in goodwill impairment in the consolidated statements of operations.

Other intangible assets and related amortization and impairment are as follows:

			June 30, 2026			June 30, 2025
	Carrying	Useful Life	Accumulated	Accumulated	Net Carrying	Accumulated	Net Carrying
	Amount	(Years)	Amortization	Impairment	Amount	Amortization	Amount
Tradename	$8,570,000	Indefinite	$—	$2,043,000	$6,527,000	$—	$8,570,000
Customer relationships	18,300,000	12	3,589,000	—	14,711,000	2,064,000	16,236,000
	$26,870,000		$3,589,000	$2,043,000	$21,238,000	$2,064,000	$24,806,000

During the year ended June 30, 2026, the Company performed an impairment assessment of its indefinite-lived intangible assets. The fair value of the intangibles were estimated by a third-party valuation specialist using the relief from royalty method. Based on the assessment, the Company determined that the carrying value of the Bloomia trade name exceeded its estimated fair value. Accordingly, the Company recognized a non-cash intangibles impairment charge of $2,043,000 during the fourth quarter of the fiscal year ended June 30, 2026. The charge is recorded in intangible asset impairment in the consolidated statements of operations.

For the year ended June 30, 2026, six months ended June 30, 2025, and year ended December 31, 2024, amortization of intangible assets expensed to operations was $1,525,000, $762,000, and $1,302,000, respectively. The weighted average remaining amortization period for intangible assets as of June 30, 2026 and June 30, 2025 was approximately 9.6 years and 10.6 years, respectively.

Remaining estimated aggregate annual amortization expense is as follows for the fiscal years ended June 30:

2027	$1,525,000
2028	1,525,000
2029	1,525,000
2030	1,525,000
2031	1,525,000
Thereafter	7,086,000
Total	$14,711,000

10. Long-term debt, net.

The components of debt consisted of the following at:

	June 30, 2026	June 30, 2025
Amended Credit Agreement - term loan	$13,950,000	$15,750,000
Notes payable	2,670,000	12,750,000
Amended Credit Agreement - revolving credit facility	3,996,000	—
Paid in-kind interest (PIK)	51,000	2,065,000
Machinery financing loans	217,000	231,000
	$20,884,000	$30,796,000
Less: unamortized debt issuance costs	(194,000)	(272,000)
Total debt	$20,690,000	$30,524,000
PIK included in accrued expenses and other current liabilities	(13,000)	(300,000)
Less current maturities	(1,870,000)	(1,870,000)
Long-term debt, net of current maturities	$18,807,000	$28,354,000

Credit Facility

To finance the Bloomia acquisition, the Company, as parent guarantor, Tulp 24.1 as the borrower (the “Borrower”) and each of Tulipa, Bloomia B.V., and Fresh Tulips USA, LLC, as guarantors (collectively, the “Company Credit Parties”), entered into a Credit Agreement (the “Credit Agreement” and, as subsequently amended, the “Amended Credit Agreement”) with Associated Bank, N.A. (“Lender”) for a $18,000,000 term loan and a $6,000,000 revolving credit facility. On October 15, 2024, the Company Credit Parties entered into a First Amendment to Credit Agreement which, among other things, temporarily increased the borrowing capacity under the revolving credit facility to $8,000,000 until March 31, 2025. On September 15, 2025, the Company Credit Parties entered into a Second Amendment to Credit Agreement, pursuant to which, among other things, the borrowing capacity under the revolving credit facility was temporarily increased from $6,000,000 to $10,000,000 and the definition of eligible inventory continued to include inventory in the Netherlands, in each case until April 30, 2026. The revolving credit facility may be used by Tulp 24.1 for general business purposes and working capital, subject to availability under a borrowing base consisting of 80% of eligible accounts receivable and generally 50% of eligible inventory. Borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to Term Secured Overnight Financing Rate (“SOFR”) for an interest period selected by the Company plus an applicable margin based on Tulp 24.1’s senior cash flow leverage ratio. In addition to paying interest on the outstanding principal under the Amended Credit Agreement, Tulp 24.1 is required to pay a commitment fee of 0.50% on the unutilized commitments under the revolving credit facility.

Pursuant to a Waiver and Third Amendment to Credit Agreement (the “Third Amendment”) entered into by the Company Credit Parties on September 16, 2026, the additional interest rate margin under the Amended Credit Agreement was increased from a range of 3.00% to 4.00% to a range of 3.00% to 5.00%, with Tulp 24.1’s senior cash flow leverage ratio for purposes of determining the additional interest rate margin now calculated based on Unadjusted EBITDA in lieu of EBITDA (with “Unadjusted EBITDA” for this purpose defined as the consolidated net income of the Tulp 24.1 and its subsidiaries before deductions for income taxes paid in cash, interest expense, depreciation and amortization, in all cases calculated without duplication and in accordance with GAAP). The Third Amendment also, among other things, (a) as described in greater detail below, adjusts the minimum fixed charge coverage ratio and maximum senior cash flow leverage ratio to levels the Company’s believes it can comply with for at least the next twelve months, (b) so long as no event of default has occurred and is continuing under the Amended Credit Agreement, temporarily increases the borrowing capacity under the revolving credit facility from $6,000,000 to $10,000,000 through May 31, 2027 (at which date, absent further amendment to the Amended Credit Agreement, the borrowing capacity under the revolving credit facility reverts back to $6,000,000), (c) temporarily amends the definition of eligible inventory to continue to include inventory in the Netherlands for the period from August 31, 2026 to May 31, 2027 (at which date, absent further amendment to the Amended Credit Agreement, inventory in the Netherlands will be excluded from the definition of eligible inventory), and (d) provides that, (i) if as of January 31, 2027, neither a Debt Refinance nor an Alternative Capital Raise has been consummated, a fee in the amount of $100,000 per month (the “Refinance Fee”) shall accrue for the account of the Lender, commencing on February 1, 2027 and continuing on the first day of each month thereafter, (ii) if a Debt Refinance has been consummated on or before May 31, 2027, all Refinance Fees accrued through such date shall be waived and shall not be payable, and (iii) if a Debt Refinance has not been consummated on or before May 31, 2027, then (x) if the total outstanding principal balance under the revolving credit facility as of May 31, 2027 exceed $3,000,000, the aggregate Refinance Fees accrued through May 31, 2027, in the amount of $400,000, shall be due and payable in cash to the Lender on June 1, 2027, and (y) if the total outstanding principal balance under the revolving credit facility as of May 31, 2027 is equal to or less than $3,000,000, then fifty percent (50%) of the aggregate Refinance Fee accrued through May 31, 2027, in the amount of $200,000, shall be due and payable in cash to the Lender on June 1, 2027. For as long as the Debt Refinance remains unconsummated, an additional Refinance Fee in the amount of $100,000 shall be due and payable in cash to the Lender on July 1, 2027 and on the first day of each month thereafter until the Debt Refinance is consummated. For purposes of the foregoing, (a) ”Debt Refinance” means a refinancing of all outstanding obligations under the Amended Credit Agreement in cash in full, and (b) ”Alternative Capital Raise” means a capital raise from a mezzanine lender, group of mezzanine lenders, or other investors for gross proceeds of not less than $4,000,000. The Third Amendment further provides that all proceeds of any Alternative Capital Raise shall be applied solely in a manner approved by the Lender in its sole discretion.

The obligations under the Amended Credit Agreement are secured by substantially all of the personal property of Tulp 24.1 and its subsidiaries. The Company has also provided an unsecured guaranty of the obligations of Tulp 24.1 under the Amended Credit Agreement. Pursuant to the Third Amendment, the Amended Credit Agreement requires Tulp 24.1 and its subsidiaries to maintain (a) a minimum fixed charge coverage ratio of not less than (i) 1.00 to 1.00 as of the last day of the fiscal quarters ending September 30, 2026, December 31, 2026, and March 31, 2027, (ii) 1.10 to 1.00 as of the last day of the fiscal quarter ending June 30, 2027, and (iii) 1.25 to 1.00 as of the last day of the fiscal quarter ending September 30, 2027 and the last day of each fiscal quarter thereafter through the maturity date of the Amended Credit Agreement, and (b) a maximum senior cash flow leverage ratio of not greater than (i) 6.25 to 1.00 as of the last day of the fiscal quarter ending September 30, 2026, (ii) 6.75 to 1.00 as of the last day of the fiscal quarter ending December 31, 2026, (iii) 6.25 to 1.00 as of the last day of the fiscal quarter ending March 31, 2027, (iv) 3.50 to 1.00 as of the last day of the fiscal quarter ending June 30, 2027, and (v) 3.00 to 1.00 as of the last day of the fiscal quarter ending September 30, 2027 and the last day of each fiscal quarter thereafter through the maturity date of the Amended Credit Agreement. The Company was not in compliance with its financial covenants under the Amended Credit Agreement on December 31, 2025, March 31, 2026, and June 30, 2026, but received waivers from the Lender for each of those covenant breaches (including pursuant to waivers granted in the Third Agreement). The Amended Credit Agreement contains other customary affirmative and negative covenants, including covenants that restrict the ability of Tulp 24.1 and its subsidiaries to incur additional indebtedness, dispose of significant assets, make distributions or pay dividends, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions or grant liens on its assets, subject to certain limitations. The Amended Credit Agreement also contains customary events of default, the occurrence of which would permit the Lender to terminate its commitments and accelerate loans under the Amended Credit Agreement, including failure to make payments under the credit facility, failure to comply with covenants in the Amended Credit Agreement and other loan documents, cross default to other material indebtedness of Tulp 24.1 or any of its subsidiaries, failure of the Tulp 24.1 or any of its subsidiaries to pay or discharge material judgments, bankruptcy of Tulp 24.1 or any of its subsidiaries, and a change of control of Tulp 24.1. The term loan under the Amended Credit Agreement is scheduled to be repaid in quarterly installments of $450,000, that commenced on June 30, 2024, with a scheduled maturity date of February 20, 2029. The term loan is subject to additional principal payments under the annual 50% of excess cash flow provision (waived if total net cash flow leverage is less than 2.0x as of fiscal year-end). The scheduled maturity date of the revolving credit facility is February 20, 2029.

As of June 30, 2026 and June 30, 2025, there was $385,000 of debt issuance costs related to the term loan under the Amended Credit Agreement, net of amortization of $191,000 and $113,000, respectively, which has been presented as a direct deduction from long-term debt in the consolidated balance sheets. As of June 30, 2026 and June 30, 2025, there was $128,000 of deferred financing costs related to the revolving credit facility under the Amended Credit Agreement, net of amortization of $60,000 and $35,000, respectively, which has been presented within prepaid expenses and other current assets in the consolidated balance sheets.

The Company incurred $1,703,000, $819,000, and $1,605,000 of interest expense on the term loans and revolving facility under the Amended Credit Agreement in the year ended June 30, 2026, six months ended June 30, 2025, and year ended December 31, 2024, respectively. The Company incurred non-cash paid-in-kind interest of $1,230,000, $818,000, and $1,331,000 on the Seller Notes (described below) in the year ended June 30, 2026, six months ended June 30, 2025, and year ended December 31, 2024, respectively. Term loan, revolving credit facility and paid-in-kind interest are included in interest expense, net, on the consolidated statements of operations.

The Company has experienced operating challenges that have adversely affected financial results, liquidity, and compliance with certain financial covenants under its Amended Credit Agreement. As discussed above, the Company was not in compliance with certain financial covenants during fiscal year 2026, and subsequently obtained covenant waivers and entered into amendments to its credit facilities that provide additional financial flexibility and support the Company's ongoing liquidity requirements. The Company remains subject to financial and other covenants under its debt agreements, and future compliance is dependent, in part, upon achieving projected operating results and cash flows.

Management has evaluated the Company's liquidity position, including expected future cash flows from operations, available borrowing capacity under the Amended Credit Agreement, and the impact of the covenant relief and debt amendments described above. Based on these projections, management believes the Company will have sufficient liquidity to meet its obligations as they become due for at least the twelve-month period following the issuance of these financial statements. However, if actual operating results are less favorable than currently projected, the Company may be required to pursue additional financing arrangements, obtain further amendments or waivers under its debt agreements, or implement additional liquidity-preserving measures.

Seller Note

On February 26, 2024, in connection with the Company’s acquisition of Bloomia through its majority owned subsidiary Tulp 24.1 and Tulipa (the “Seller Note Borrowers”) as part of the closing consideration, entered into that certain Bridge Loan Agreement dated February 22, 2024, with Botman, Jansen, and Strengers (collectively, the “Seller Note Lenders”), pursuant to which the Seller Note Lenders made loans to the Seller Note Borrowers in the original aggregate principal amount of $12,750,275 (the “Seller Note”). The Company has provided an unsecured guaranty of the obligations of the Seller Note Borrowers under the Seller Note. The Seller Note bore interest at 8% per annum for the first year and thereafter increases annually by 2 percentage points upon each of the four anniversaries thereafter through its maturity on March 24, 2029.

On January 19, 2026, the Seller Note Borrowers entered into a First Amendment to the Bridge Loan Agreement (“Seller Note Amendment”) pursuant to which, among other things, the Seller Note Borrowers had the right to prepay the Seller Note in full at a discount in the aggregate amount of $7,330,000 (the “Discounted Prepayment Amount”) at any time prior to April 15, 2026 (the “Discounted Prepayment”) without any interest, indemnity, penalty, or premium due in respect of such Discount Prepayment, provided that as a condition to and effective upon the Seller Note Borrowers making the Discounted Prepayment, the Seller Note Borrowers release the Seller Note Lenders from any and all (potential or actual) liability in respect of (a) the Warranties (as defined in the Share Purchase Agreement dated February 21, 2024 between the Seller Note Borrowers (as Purchaser and US Purchaser), and the Seller Note Lenders (as the Sellers) (the “SPA”) as well as (b) the Indemnities specified in Clause 11.1 of the SPA.

On April 15, 2026, the Seller Note Borrowers made an initial payment to the Seller Note Lenders of $4,864,000 and entered into a Second Amendment to Bridge Loan Agreement (“Seller Note Second Amendment”) pursuant to which, among things, the Discounted Prepayment terms were modified as follows:

(a)In order to be eligible for the Discounted Prepayment, the Seller Note Borrowers were required to make an initial payment of at least $4,800,000 towards the Discounted Prepayment Amount by April 15, 2026 (the amount of such payment, the “Initial Discounted Prepayment Amount”).

(b)Any portion of the Discounted Prepayment Amount not paid by April 15, 2026 (such amount, the “Discounted Prepayment Balance”) accrued interest at the rate of 12% per annum (the “Interim Interest”) commencing April 16, 2026.

(c)The Seller Note Borrowers had until May 27, 2026 to pay the Discounted Prepayment Balance and all accrued and unpaid Interim Interest in full. Any portion of the Discounted Prepayment Balance, not paid by May 27, 2026 being referred to as the “Unpaid Discounted Prepayment Balance”).

(d)The total remaining outstanding balance of the Seller Note shall be revised to equal an amount (the “Reduced Balance”) calculated as (x) $15,097,053 (being the full balance of the Seller Note as of April 15, 2026), multiplied by (y) Unpaid Discounted Prepayment Balance Ratio, where “Unpaid Discounted Prepayment Balance Ratio” means an amount equal to the quotient of (i) the Unpaid Discounted Prepayment Balance divided by (ii) the Discounted Prepayment Amount. The Seller Note Borrowers paid an additional $982,000 toward the Discounted Payment Balance before May 27, 2026.

(e)Based on payments made and shares of the Company’s common stock granted to Jansen in lieu of cash, the Seller Note balance as of June 30, 2026 was $2,670,000 with PIK interest accruing in accordance with Section 6 of the Seller Note.

(f)The Company signed a third amendment that extended the payment deadline to July 15, 2026 for a $100,000 fee. No additional payments were made. The total gain on the cancellation of the debt was $7,005,000 and is recorded in gain on settlement of debt in the consolidated statements of operations.

The combined aggregate maturities for the fiscal years following June 30, 2026 are as follows:

2027	$1,870,000
2028	1,837,000
2029	17,107,000
2030	42,000
2031	28,000
$20,884,000

11. Stockholders’ Equity.

Issuance of common stock. The Company conducted a rights offering that commenced in February 2026 and expired on April 1, 2026. Pursuant to the rights offering, the Company distributed non-transferable subscription rights to stockholders of record as of February 16, 2026. Each eligible stockholder was entitled to subscribe for additional shares of the Company’s common stock in proportion to their existing ownership, with the opportunity to participate in an over-subscription privilege, subject to availability and proration. The Company received gross proceeds from the rights offering of $12,100,000, of which approximately $5,000,000 was cash and $7,100,000 was conversion of outstanding related party debt. The rights offering resulted in an aggregate of approximately 3,000,000 shares of the Company’s common stock being issued to participants in the rights offering at a price of $4.05 per share.

The Company also granted Jansen 58,408 shares of common stock on June 29, 2026, that vested upon grant. The stock was agreed to have a value of $237,000. Additionally, the Company issued stock of $10,000 through its Employee Stock Purchase Plan.

Minority owner debt conversion. In exchange for a full release of obligations that the Seller Note Borrowers had to Jansen under the Seller Note (as amended), on June 29, 2026, Tulp 24.1 recognized an in-kind capital contribution of $193,000.

Stock-Based Compensation. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which, subject to approval by the Board of Directors, selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

Stock-based compensation expense that was recognized in the continuing operations of the Company’s consolidated statements of operations for the year ended June 30, 2026, six months ended June 30, 2025, and year ended December 31, 2024 was $39,000, $39,000, and $60,000, respectively.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards. There were no awards issued during the year ending June 30, 2026, six months ended June 30, 2025, and year ending December 31, 2024 that utilized the Black-Scholes option pricing model.

The Company uses the graded attribution method to recognize expense for unvested stock-based awards. Forfeitures are recognized as incurred.

Stock Options, Restricted Stock, Restricted Stock Units, and Other Stock-Based Compensation Awards. The Company maintains a stock and incentive plan (the “Plan”).

Under the terms of the Plan, the Company may grant awards in a variety of instruments including stock options, restricted stock and restricted stock units to employees, consultants and directors generally at an exercise price at or above 100% of fair market value at the close of business on the date of grant. Stock options expire 10 years after the date of grant and generally vest over three years. The Company issues new shares of common stock upon grant of restricted stock, when stock options are exercised, and when restricted stock units are vested and/or settled.

The following table summarizes activity under the Plan:

	Plan Shares		Weighted Average
	Available	Plan Options	Exercise Price	Aggregate
	for Grant	Outstanding	Per Share	Intrinsic Value
Balance at December 31, 2024	79,576	—	$—
Restricted stock units and awards granted	—	—	—
Balance at June 30, 2025	79,576	—	—
Restricted stock units and awards granted	(58,408)	—	4.05
Balance at June 30, 2026	21,168	—	—

All stock options previously outstanding under the Plan expired in May 2024. There were no options outstanding as of June 30, 2026 and June 30, 2025. During the year ended June 30, 2026 and the six months ended June 30, 2025, the Company did not issue any stock options.

In May 2024, the Company issued a restricted stock grant totaling 27,000 shares of common stock to an employee. The shares underlying the awards were assigned a value of $5.64 per share, which was the closing price of the Company’s common stock on the date of grant, for a total grant date value of $152,000. The shares vest equally over three years.

Restricted stock and restricted stock unit transactions during the year ended June 30, 2026 and six months ended June 30, 2025 are summarized as follows:

		Weighted average
	Number of Shares	grant date fair value
Unvested shares at December 31, 2024	27,000	$5.64
Granted	—	—
Vested	(9,000)	5.64
Unvested shares at June 30, 2025	18,000	$5.64
Granted	—	—
Vested	(9,000)	5.64
Unvested shares at June 30, 2026	9,000	$5.64

As of June 30, 2026 and June 30, 2025, there was $14,000 and $53,000, respectively, of unrecognized compensation costs related to outstanding restricted stock, which is expected to be recognized over the remaining average vesting period of approximately 0.9 years.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”) that enables employees to contribute up to 10% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of the year. Participants purchased 4,000, zero, and zero shares under the ESPP during the year ended June 30, 2026, the six months ended June 30, 2025, and the year ended December 31, 2024, respectively. At June 30, 2026, 19,425 shares were reserved for future employee purchases of common stock under the ESPP. For the year ended June 30, 2026, six months ended June 30, 2025, and year ended December 31, 2024, the Company recognized $6,000, $3,000, and $-0-, respectively, of stock-based compensation expense related to the ESPP that was recognized in the continuing operations of the Company’s consolidated statements of operations.

Dividends. The Company has not historically paid dividends, other than one-time dividends declared in 2011 and 2016. The Company intends to retain earnings from operations for use in advancing the Company’s business strategy; however, the Company may consider special dividends in the future.

12. Related Party Note Payable.

On August 15, 2024, and as amended on September 27, 2024 and January 15, 2025, the Company entered into an unsecured Delayed Draw Term Note (the “2024 Note”) with Air T Inc. (“Air T”) pursuant to which Air T agreed to advance from time to time until August 15, 2026, initially not on a revolving basis, up to $3,750,000 to fund the Company’s operations. In January 2026, the 2024 Note was amended to allow for borrowing on a revolving basis. The 2024 Note had a maturity date of August 15, 2029, subject to Air T’s right to demand payment on or after February 15, 2026. Air T Inc. beneficially owns approximately 34% of the Company’s outstanding common stock and is a member of a group of stockholders that collectively owns approximately 60% of the Company’s outstanding common stock. Amounts outstanding under the 2024 Note bore interest at a fixed rate of 8.0%, subject to a 3.0% increase upon certain events of default, payable on the maturity date. As of June 30, 2025, the Company had $3,350,000 of principal outstanding and $209,000 of paid-in-kind interest outstanding under the 2024 Note. The 2024 Note is included in total current liabilities on the condensed consolidated balance sheets as of June 30, 2025.

On September 15, 2025, the Company entered into unsecured Promissory Notes (collectively, the “2025 Notes”) with Air T, AO Partners I, L.P. (“AO Partners Fund”), and Gary S. Kohler (“Kohler,” and, together with Air T and AO Partners Fund, the “2025 Note Lenders”), pursuant to which the 2025 Note Lenders loaned the Company a total of $4,000,000, in the amounts of $1,100,156, $1,699,844, and $1,200,000, respectively. Kohler is Chief Investment Officer and Portfolio Manager of BCCM Advisors, LLC, which beneficially owns approximately 10.4% of the Company’s outstanding common stock. Proceeds from the 2025 Notes were used to fund operations of the Bloomia business. Amounts outstanding under the 2025 Notes bore interest at a fixed rate of 13.5% per year payable at the scheduled maturity date of June 1, 2027. The 2025 Notes restricted the Company’s ability to obtain additional indebtedness, either directly or through its subsidiaries, other than existing indebtedness and usual and customary indebtedness incurred in the operation of the Company’s business, which restrictions could be waived by the 2025 Note Lenders holding a majority interest in the 2025 Notes. No closing or origination fees were paid to any 2025 Note Lender.

Interest expense incurred related to both the 2024 Note and 2025 Notes was $453,000 in the year ended June 30, 2026. Interest expense incurred related to the 2024 Note was $140,000 for the six months ended June 30, 2025. Interest expense incurred related to both the 2024 Note and 2025 Notes is included in non-cash paid in-kind interest expense on the condensed consolidated statements of cash flows.

On April 1, 2026, in connection with the Company’s rights offering, $7,100,000 of principal and accrued interest for the related party notes, including the 2024 Note and the 2025 Notes, were converted into shares of common stock pursuant to the terms of the rights offering. As a result, as of April 1, 2026, the Company has no obligations outstanding under the 2024 Note and the 2025 Notes.

On April 13, 2026, the Company entered into an unsecured Promissory Note (the “2026 Note”) with Kohler, pursuant to which Kohler loaned the Company the principal amount of $1,000,000. Proceeds from the 2026 Note were used towards the initial payment towards the Discounted Prepayment Amount on the Seller Note as described in Note 10 to these consolidated financial statements. The principal amount of the 2026 Note bears interest at a fixed rate of 11.5% per annum, which increases to 14.5% if there is an event of default under the 2026 Note (with the 2026 Note containing customary events of default for a promissory note of this type). The 2026 Note is scheduled to mature on March 31, 2029, at which time all principal and accrued and unpaid interest is due and payable in full. The Company has the right to prepay the 2026 Note in whole or in part at any time without penalty. Amounts paid or prepaid under the 2026 Note may not be reborrowed by the Company. No closing or origination fees were paid in connection with the 2026 Note. As of June 30, 2026, the 2026 Note had a balance of $1,025,000, of which $25,000 was accrued PIK interest.

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

We have corrected the presentation of the ROU assets and lease liabilities as of June 30, 2025 to include the impact of a lease amendment that was signed in 2024, but was not previously included in the balances. The error resulted in an increase in the operating lease ROU asset by $1,822,000 and the current portion of operating lease liabilities by $9,000 and the operating lease liabilities, net of current portion by $1,813,000 on the condensed consolidated balance sheets. We evaluated the effects of these errors in the previously issued consolidated financial statements for both the prior annual periods and interim periods of the current and prior years. We concluded, based on the relevant quantitative and qualitative factors, that the errors were not material, individually or in the aggregate, in relation to the consolidated financial statements taken as a whole.

As of June 30, 2025, the Company leased space from a related party under a non-cancelable operating lease for its corporate headquarters. The lease had monthly payments of $375 through September 30, 2025. The lease does not include a renewal option. The Company continues to rent the space on a month-to-month basis, with a monthly rental payment of $375.

The weighted average remaining lease term and weighted average discount rate is as follows at:

	June 30, 2026	June 30, 2025
Weighted average remaining lease term (years)
Finance leases	4.9	5.8
Operating leases	12.2	13.4
Weighted average discount rate applied
Finance leases	8.0%	8.1%
Operating leases	8.2%	8.2%

The components of lease expense from continuing operations are as follows within the consolidated statements of operations:

	Year Ended	Six Months Ended	Year Ended
	June 30, 2026	June 30, 2025	December 31, 2024
Operating lease expense:
Operating lease cost	$4,480,000	$2,127,000	$3,608,000
Short-term and variable lease cost	183,000	161,000	374,000
Finance lease expense:
Finance lease cost - amortization	256,000	50,000	8,000
Finance lease cost - interest	47,000	50,000	2,000
Total lease expense	$4,966,000	$2,388,000	$3,992,000

Supplemental cash flow information related to leases where the Company is the lessee is as follows:

	Year Ended	Six Months Ended	Year Ended
	June 30, 2026	June 30, 2025	December 31, 2024
Operating cash flows from operating leases	$4,030,000	$1,896,000	$2,330,000
Operating cash flows from finance leases	47,000	50,000	2,000
Financing cash flows from finance leases	120,000	39,000	16,000
Leased assets obtained in exchange for operating lease liabilities	212,000	64,000	34,289,000
Leased assets obtained in exchange for finance lease liabilities	1,875,000	263,000	84,000

As of June 30, 2026, the maturities of the operating and finance lease liabilities are as follows:

	Operating Leases	Finance Leases
2027	$4,114,000	$538,000
2028	4,177,000	538,000
2029	4,230,000	512,000
2030	4,301,000	478,000
2031	4,348,000	398,000
Thereafter	33,233,000	2,000
Total lease payments	54,403,000	2,466,000
Less discount to present value	(20,487,000)	(411,000)
Lease liability balance	$33,916,000	$2,055,000

14. Income Taxes.

(Loss) income from continuing operations before income taxes disaggregated between domestic and foreign is as follows:

	Year Ended	Six Months Ended	Year Ended
	June 30, 2026	June 30, 2025	December 31, 2024
Domestic	$(12,827,000)	$324,000	$(11,426,000)
Foreign	(1,135,000)	1,299,000	2,196,000
	$(13,962,000)	$1,623,000	$(9,230,000)

Income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign for the year ended June 30, 2026 and the six months ended June 30, 2025 is as follows:

	Year Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Federal	$8,000	$—
Virginia	(63,000)	105,000
Texas	24,000	—
Other states	(8,000)	6,000
Foreign - Netherlands	444,000	137,000
Foreign - South Africa	61,000	(57,000)
	$466,000	$191,000

Income tax (benefit) expense from continuing operations disaggregated by federal (national), state, and foreign is as follows:

	Year Ended	Six Months Ended	Year Ended
	June 30, 2026	June 30, 2025	December 31, 2024
Federal	$—	$4,000	$—
State	72,000	(2,000)	21,000
Foreign	319,000	317,000	730,000
Total current tax expense	391,000	319,000	751,000
Federal	(796,000)	65,000	(2,731,000)
State	(218,000)	(831,000)	(193,000)
Foreign	44,000	134,000	(156,000)
Total deferred tax benefit	(970,000)	(632,000)	(3,080,000)
Total income tax benefit	$(579,000)	$(313,000)	$(2,329,000)

For the year ended June 30, 2026, six months ended June 30, 2025, and year ended December 31, 2024, the income tax expense (benefit) attributable to noncontrolling interest was $44,000, $(22,000), and $(298,000), respectively.

The reconciliation between the Company’s effective tax rate and its statutory tax rate for the year ended June 30, 2026 and the six months ended June 30, 2025 is as follows:

	Year Ended June 30, 2026		Six Months Ended June 30, 2025
	Amount	Percent	Amount	Percent
Federal statutory rate	$(2,915,000)	21.0%	$341,000	21.0%
State and local taxes, net of federal income tax effect	(207,000)	1.5	64,000	3.9
Foreign tax effects:
Statutory difference between US and foreign jurisdictions	(59,000)	0.4	63,000	3.8
Other foreign - Netherlands	535,000	(3.9)	9,000	0.6
Other foreign - South Africa	125,000	(0.9)	107,000	6.6
Change in valuation allowance	(136,000)	1.0	3,000	0.2
Nontaxable or nondeductible items	15,000	(0.1)	5,000	0.3
Deferred tax rate change	(77,000)	0.6	(887,000)	(54.6)
Goodwill impairment	1,978,000	(14.3)	-	—
Other	162,000	(1.2)	(18,000)	(1.1)
	$(579,000)	4.1%	$(313,000)	(19.3)%

Income tax (benefit) expense differs from the expected tax (benefit) expense computed by applying the U.S. federal corporate income tax rate of 21% to (loss) income from continuing operations before income taxes as a result of the following:

	Year Ended	Six Months Ended	Year Ended
	June 30, 2026	June 30, 2025	December 31, 2024
Federal statutory rate	21.0%	21.0%	21.0%
State and local tax, net of federal income tax effect	1.5	3.9	1.0
Foreign tax effects	(4.4)	3.8	(0.6)
Change in valuation allowance	1.0	0.2	5.4
Nontaxable or nondeductible items	(0.1)	0.3	(0.7)
Deferred tax rate change	0.6	(54.6)	—
Goodwill impairment	(14.3)	—	—
Other	(1.2)	6.1	(0.9)
Effective income tax rate	4.1%	(19.3)%	25.2%

Components of resulting noncurrent deferred tax assets (liabilities) are as follows:

	Year Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Deferred tax assets
Accrued expenses and reserves	$38,000	$53,000
Net operating loss and credit carryforwards	2,413,000	1,574,000
Right of use liability	7,351,000	7,630,000
Other	48,000	889,000
Total deferred tax assets	$9,850,000	$10,146,000

Deferred tax liabilities
Property, plant and equipment	$(1,821,000)	$(1,907,000)
Accrued expenses and reserves	(1,847,000)	(1,598,000)
Intangible assets	(4,963,000)	(5,838,000)
Right of use asset	(7,073,000)	(7,450,000)
Other	(175,000)	(216,000)
Total deferred tax liabilities	$(15,879,000)	$(17,009,000)

Net deferred tax liability before valuation allowance	(6,029,000)	(6,863,000)
Less: valuation allowance	(11,000)	(147,000)
Net deferred tax liability	$(6,040,000)	$(7,010,000)

As of June 30, 2026, the Company had $540,000 of current tax receivables and $1,415,000 of current tax liabilities included in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the consolidated balance sheets. As of June 30, 2026, the Company had approximately $10,570,000 of federal net operating loss carryforwards available to offset future taxable income. Federal net operating losses generated after 2017 do not expire and may be carried forward indefinitely. The Company also had approximately $3,983,000 of pre-tax state net operating loss carryforwards. The expiration of state NOLs carried forward varies by taxing jurisdiction. Future utilization of NOLs carried forward may be subject to certain limitations under Section 382 of the Internal Revenue Code.

The Company evaluates all significant available positive and negative evidence, including the existence of losses in prior years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into consideration the Company’s recent performance. The change in the valuation allowance for the year ended June 30, 2026 was a decrease of $136,000. The Company’s valuation allowance as of June 30, 2026 was related to state NOLs that are not expected to be utilized.

As of June 30, 2026, and June 30, 2025, there were $119,000 and $35,000 of unrecognized tax benefits, respectively, that if recognized would affect the annual effective tax rate. This liability is reflected as accrued expenses and other current liabilities on the Company’s consolidated balance sheets. The amount of the unrecognized tax benefits, if recognized, that would affect the effective income tax rates of future periods is $119,000. The Company recognized accrued interest related to unrecognized tax benefits in tax expense. For the year ended June 30, 2026, six months ended June 30, 2025, and twelve months ended December 31, 2024, the Company recognized approximately $23,000, $-0-, and $1,000, respectively, in interest and penalties.

The Company files income tax returns in the United States and numerous state and local tax jurisdictions. Tax years 2022 and forward are open for examination and assessment by the Internal Revenue Service. With limited exceptions, tax years prior to 2022 are no longer open in major state and local tax jurisdictions.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows:

Balance at December 31, 2024	$35,000
Balance at June 30, 2025	35,000
Decrease due to tax positions in prior years	(35,000)
Increase due to tax positions in prior years	119,000
Balance at June 30, 2026	$119,000

15. Commitments and Contingencies.

Litigation. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of June 30, 2026, the Company was not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

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

The Company commits to purchase the majority of its tulip bulbs from July to September each year with the majority of the payment due in September. As of June 30, 2026, the Company had committed to purchase $1,359,000 of tulips bulbs. As of August 2026, the Company had committed to purchasing approximately $14 million of tulip bulbs to be paid for between September 2026 and February 2027.

Forward Currency Contracts. The Company enters into foreign currency forward contracts to manage exposure to changes in the Euro exchange rate on forecasted transactions denominated in Euro. The contracts are not designated as hedging instruments under ASC 815 Derivatives and Hedging, and the changes in fair value are recognized in earnings. Between January 2026 and June 2026, the Company entered into foreign currency contracts to purchase €4,000,000 for $4,745,000 between September 1, 2026 and September 30, 2026. The purpose of these contracts is to manage exposure to changes in the Euro exchange rate on forecasted bulb purchases and import stem purchases denominated in Euro. For the year ended June 30, 2026, a loss of $159,000 was recognized in foreign exchange difference, net, in the consolidated statements of operations as a result of forward currency contracts. As of June 30, 2026, the Company had a liability of $147,000 related to these foreign currency contracts included in accrued expenses and other current liabilities on the consolidated balance sheets.

16. Employee Benefit Plans.

For all Dutch employees, the Company participates in defined contribution pension plans with an independent insurance company. Defined contributions are expensed in the year in which the related employee services are rendered. The Company makes contributions on behalf of all Dutch employees of which $77,000, $45,000, and $77,000 were made and expensed for the year ended June 30, 2026, six months ended June 30, 2025, and year ended December 31, 2024, respectively. Eligible employees in the United States are able to participate in a 401(k) defined contribution plan. The Company incurred $56,000, $25,000, and $36,000 in 401(k) expense for the year ended June 30, 2026, six months ended June 30, 2025, and year ended December 31, 2024, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal accounting and finance officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officers and principal financial and accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s co-principal executive officers and its principal accounting and finance officer concluded that the Company’s disclosure controls and procedures as of June 30, 2026 were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026. In conducting its evaluation, our management used the criteria set forth by the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Controls performed at year-end were performed for this period ended June 30, 2026.

Item 9B. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Waiver and Third Amendment to Credit Agreement

On September 16, 2026, the Company Credit Parties and Associated Bank, N.A., as Lender and agent, entered into a Waiver and Third Amendment to the existing Credit Agreement dated February 20, 2024 and previously amended on October 16, 2024 and September 15, 2025 (as amended, referred to as the Amended Credit Agreement).

Borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to SOFR for an interest period selected by the Company plus an applicable margin based on Tulp 24.1’s senior cash flow leverage ratio. Pursuant to the Third Amendment, the additional interest rate margin under the Amended Credit Agreement was increased from a range of 3.00% to 4.00% to a range of 3.00% to 5.00%, with Tulp 24.1’s senior cash flow leverage ratio for purposes of determining the additional interest rate margin now calculated based on Unadjusted EBITDA in lieu of EBITDA (with “Unadjusted EBITDA” for this purpose defined as the consolidated net income of the Tulp 24.1 and its subsidiaries before deductions for income taxes paid in cash, interest expense, depreciation and amortization, in all cases calculated without duplication and in accordance with GAAP).

The Third Amendment also, among other things, (a) as described in greater detail below, adjusts the minimum fixed charge coverage ratio and maximum senior cash flow leverage ratio to levels the Company’s believes it can comply with for at least the next twelve months, (b) so long as no event of default has occurred and is continuing under the Amended Credit Agreement, temporarily increases the borrowing capacity under the revolving credit facility from $6,000,000 to $10,000,000 through May 31, 2027 (at which date, absent further amendment to the Amended Credit Agreement, the borrowing capacity under the revolving credit facility reverts back to $6,000,000), (c) temporarily amends the definition of eligible inventory to continue to include inventory in the Netherlands for the period from August 31, 2026 to May 31, 2027 (at which date, absent further amendment to the Amended Credit Agreement, inventory in the Netherlands will be excluded from the definition of eligible inventory), and (d) provides that, (i) if as of January 31, 2027, a Debt Refinance has been consummated, a Refinance Fee in the amount of $100,000 per month shall accrue for the account of the Lender, commencing on February 1, 2027 and continuing on the first day of each month thereafter, (ii) if a Debt Refinance has been consummated on or before May 31, 2027, all Refinance Fees accrued through such date shall be waived and shall not be payable, and (iii) if a Debt Refinance has not been consummated on or before May 31, 2027, then (x) if the total outstanding principal balance under the revolving credit facility as of May 31, 2027 exceed $3,000,000, the aggregate Refinance Fees accrued through May 31, 2027, in the amount of $400,000, shall be due and payable in cash to the Lender on June 1, 2027, and (y) if the total outstanding principal balance under the revolving credit facility as of May 31, 2027 is equal to or less than $3,000,000, then fifty percent (50%) of the aggregate Refinance Fee accrued through May 31, 2027, in the amount of $200,000, shall be due and payable in cash to the Lender on June 1, 2027.  For as long as the Debt Refinance remains unconsummated, an additional Refinance Fee in the amount of $100,000 shall be due and payable in cash to the Lender on July 1, 2027 and on the first day of each month thereafter until the Debt Refinance is consummated. For purposes of the foregoing, (a) ”Debt Refinance” means a refinancing of all outstanding obligations under the Amended Credit Agreement in cash in full, and (b) ”Alternative Capital Raise” means a capital raise from a mezzanine lender, group of mezzanine lenders, or other investors for gross proceeds of not less than $4,000,000. The Third Amendment further provides that all proceeds of any Alternative Capital Raise shall be applied solely in a manner approved by the Lender in its sole discretion.

Pursuant to the Third Amendment, the Amended Credit Agreement requires Tulp 24.1 and its subsidiaries to maintain (a) a minimum fixed charge coverage ratio of not less than (i) 1.00 to 1.00 as of the last day of the fiscal quarters ending September 30, 2026, December 31, 2026, and March 31, 2027, (ii) 1.10 to 1.00 as of the last day of the fiscal quarter ending June 30, 2027, and (iii) 1.25 to 1.00 as of the last day of the fiscal quarter ending September 30, 2027 and the last day of each fiscal quarter thereafter through the maturity date of the Amended Credit Agreement, and (b) a maximum senior cash flow leverage ratio of not greater than (i) 6.25 to 1.00 as of the last day of the fiscal quarter ending September 30, 2026, (ii) 6.75 to 1.00 as of the last day of the fiscal quarter ending December 31, 2026, (iii) 6.25 to 1.00 as of the last day of the fiscal quarter ending March 31, 2027, (iv) 3.50 to 1.00 as of the last day of the fiscal quarter ending June 30, 2027, and (v) 3.00 to 1.00 as of the last day of the fiscal quarter ending September 30, 2027 and the last day of each fiscal quarter thereafter through the maturity date of the Amended Credit Agreement.

The Company was not in compliance with its financial covenants under the Amended Credit Agreement on December 31, 2025, March 31, 2026, and June 30, 2026. The Third Amendment waives each of those covenant breaches (with the December 31, 2025 and March 31, 2026 covenant breaches also having been previously waived by the Lender).

The foregoing description of the material terms of the Third Amendment is qualified by the text of the Third Amendment, which is filed as Exhibit 10.32 to this Annual Report on Form 10-K, and incorporated by reference into this Item 9B.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after June 30, 2026, in connection with the solicitation of proxies for the Company’s 2026 annual meeting of stockholders (“2026 Proxy Statement”), and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following financial statements of Bloomia Holdings, Inc. are included in Part II, Item 8, of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2026 and June 30, 2025

Consolidated Statements of Operations and Comprehensive (Loss) Income for the Year ended June 30, 2026, Six Months Ended June 30, 2025, and Years Ended December 31, 2024

Consolidated Statements of Stockholders’ Equity for the Year Ended June 30, 2026, Six Months Ended June 30, 2025, and Year Ended December 31, 2024

Consolidated Statements of Cash Flows for the Year Ended June 30, 2026, Six Months Ended June 30, 2025, and Year Ended December 31, 2024

Notes to Consolidated Financial Statements

(a)	Exhibits

Exhibit Number	Description	Incorporated by Reference To

*2.1	Asset Purchase Agreement dated May 24, 2023	Exhibit 2.1 to Form 8-K filed May 25, 2023

*2.2

Agreement for the Sale and Purchase of Shares, dated February 22, 2024, by and among Tulp 24.1, LLC, Tulipa Acquisitie Holding B.V., Botman Bloembollen B.V., W.F. Jansen, H.J. Strengers and the Company

Exhibit 2.1 to Form 8-K filed February 26, 2024

3.1	Certificate of Incorporation	Exhibit 3.1 to Form 8-K filed August 9, 2023

3.2	Certificate of Amendment of Certificate of Incorporation effective November 19, 2025	Exhibit 3.1 to Form 8-K filed November 20, 2025

3.3	Certificate of Amendment of Certificate of Incorporation effective January 28, 2026	Exhibit 3.1 to Form 8-K filed January 30, 2026

3.4	Bylaws	Exhibit 3.2 to Form 8-K filed January 30, 2026

4.1	Description of Securities	Exhibit 4.1 to Annual Report on Form 10-K for the calendar year ended December 31, 2023

**10.1	Employment Agreement with Zackery A. Weber dated September 10, 2021	Exhibit 10.1 to Form 8-K filed September 16, 2021

**10.2	Retention Agreement with Zackery A. Weber dated January 10, 2023	Exhibit 10.2 to Form 8-K filed January 19, 2023

**10.3	Letter Agreement with Zackery A. Weber dated August 4, 2023	Exhibit 10.1 to Form 8-K filed August 9, 2023

**10.4	Employment Agreement with Randy Uglem dated March 31, 2023	Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2023

**10.5	2018 Equity Incentive Plan	Exhibit 99.1 to Registration Statement on Form S-8, Reg. No. 333-226670

Exhibit Number	Description	Incorporated by Reference To

**10.6	Form of Restricted Stock Award Agreement for Directors under 2018 Equity Incentive Plan	Exhibit 10.4 to Form 10-Q for the quarterly period ended June 30, 2024

**10.7	Employee Stock Purchase Plan, as amended	Exhibit 99.2 to Registration Statement on Form S-8, filed August 8, 2018

**10.8	Deferred Compensation Plan for Directors	Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2018

**10.9	Form of Retention Agreement	Exhibit 10.2 to Form 8-K filed September 16, 2021

**10.10	Form of Annual Cash Incentive Compensation Agreement for fiscal year ending December 31, 2024	Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2024

10.11	Bridge Loan Agreement, dated February 22, 2024, by and between Botman Bloembollen B.V., W.F. Jansen, H.J. Strengers, Tulp 24.1, LLC, Tulipa Acquisitie Holding B.V. and the Company	Exhibit 10.1 to Form 8-K filed February 26, 2024

10.12	Bridge Loan Agreement, dated February 22, 2024, by and between Botman Bloembollen B.V. and Tulipa Acquisitie Holding B.V.	Exhibit 10.2 to Form 8-K filed February 26, 2024

*10.13

Credit Agreement, dated February 20, 2024, by and among the Company, TULP 24.1, LLC, Tulipa Acquisitie Holding B.V., Bloomia B.V., Fresh Tulips USA, LLC, and Associated Bank, N.A., a national banking association

Exhibit 10.3 to Form 8-K filed February 26, 2024

10.14	Amended and Restated Limited Liability Company Agreement, dated February 22, 2024, by and among the Company, Tulp 24.1, LLC and Werner F. Jansen	Exhibit 10.4 to Form 8-K filed February 26, 2024

10.15	Management Services Agreement, dated February 22, 2024, by and between the Company and Tulp 24.1, LLC	Exhibit 10.5 to Form 8-K filed February 26, 2024

10.16	Lease Agreement, dated July 1, 2021, by and between Horti-Group, LLC and Fresh Tulips USA, LLC dba Bloomia	Exhibit 10.6 to Form 8-K filed February 26, 2024

**10.17	Employment Agreement with Elizabeth E. McShane dated May 2, 2024	Exhibit 10.1 to Form 8-K filed May 6, 2024

**10.18	Letter Agreement with Zackery A. Weber dated April 16, 2024	Exhibit 10.2 to Form 8-K filed May 6, 2024

**10.19	Employment Agreement with Werner Jansen dated February 20, 2024, by and between Fresh Tulips USA, LLC and Werner Jansen	Exhibit 10.1 to Form 10-Q for quarterly period ended March 31, 2024

**10.20	Bonus Plan Agreement with Werner Jansen dated February 19, 2024, by and between Fresh Tulips USA, LLC and Werner Jansen	Exhibit 10.2 to Form 10-Q for quarterly period ended March 31, 2024

Exhibit Number	Description	Incorporated by Reference To

**10.21	Employment Agreement with Mark R. Jundt dated June 11, 2024	Exhibit 10.1 to Form 8-K filed June 11, 2024

**10.22	Employment Agreement with Daniel C. Philp dated June 11, 2024	Exhibit 10.2 to Form 8-K filed June 11, 2024

**10.23	Consulting Agreement with Zackery Weber dated June 3, 2024	Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2024

10.24	Amended and Restated Delayed Draw Term Note with Air T, Inc. dated September 27, 2024	Exhibit 10.1 to Form 8-K filed October 1, 2024

10.25

First Amendment to Credit Agreement, dated October 16, 2024, by and among the Company, TULP 24.1, LLC, Tulipa Acquisite Holding B.V., Bloomia B.V., Fresh Tulips USA, LLC, and Associated Bank. N.A., a national banking association

Exhibit 10.1 to Form 8-K filed October 22, 2024

10.26

Second Amendment to Credit Agreement, dated September 15, 2025, by and among the Company, TULP 24.1, LLC, Tulipa Acquisitie Holding B.V., Bloomia B.V., Fresh Tulips USA, LLC, and Associated Bank N.A., a national banking association

Exhibit 10.1 to Form 8-K filed September 18, 2025

10.27	Form of Promissory Notes dated September 15, 2025	Exhibit 10.2 to Form 8-K filed September 18, 2025

10.28	Second Amended and Restated Limited Liability Company Agreement, dated September 15, 2025, by and among the Company, Tulp 24.1, LLC, and Werner F. Jansen	Exhibit 10.3 to Form 8-K filed September 18, 2025

10.29	First Amendment to Bridge Loan Agreement, dated January 19, 2026, by and among Botman Bloembollen B.V., W.J. Jansen, H.J. Strengers, TULP 24.1, LLC, and Tulipa Acquisitie Holding B.V. dba Bloomia	Exhibit 10.1 to Form 8-K filed January 23, 2026

10.30	Second Amendment to Bridge Loan Agreement, dated April 15, 2026, by and among Botman Bloembollen B.V., W.J. Jansen, H.J. Strengers, TULP 24.1, LLC, and Tulipa Acquisitie Holding B.V. dba Bloomia	Exhibit 10.1 to Form 8-K filed April 17, 2026

10.31	Promissory Note, dated April 1, 2026, made by Bloomia Holdings, Inc. in favor of Gary Kohler	Exhibit 10.2 to Form 8-K filed April 17, 2026

Exhibit Number	Description	Incorporated by Reference To
+10.32

Waiver and Third Amendment to Credit Agreement, dated September 16, 2026, by and among the Company, TULP 24.1, LLC, Tulipa Acquisitie Holding B.V., Bloomia B.V., Fresh Tulips USA, LLC, and Associated Bank N.A., a national banking association

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

+101

The following materials from Bloomia Holdings, Inc.’s Annual Report on Form 10-K for the period ended June 30, 2026 are filed herewith, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity (iv) Statements of Cash Flows, (v) Notes to Financial Statements, (vi) Cybersecurity, (vii) the information set forth in Part II, Item 9B, and (viii) Insider Trading Policies and Procedures.

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

BLOOMIA HOLDINGS, INC.

Date: September 21, 2026	By:	/s/ Mark R. Jundt
Mark R. Jundt
Co-Chief Executive Officer

Date: September 21, 2026	By:	/s/ Daniel C. Philp
Daniel C. Philp
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark R. Jundt	Co-Chief Executive Officer, Director, and Chairman of the Board	September 21, 2026
Mark R. Jundt	(principal executive officer)

/s/ Daniel C. Philp	Co-Chief Executive Officer and Director	September 21, 2026
Daniel C. Philp	(principal executive officer)

/s/ Elizabeth E. McShane	Chief Financial Officer	September 21, 2026
Elizabeth E. McShane	(principal financial and accounting officer)

*	Director	September 21, 2026
Mary H. Herfurth

*	Director	September 21, 2026
Chad B. Johnson

*	Director	September 21, 2026
Matthew R. Kelly

*	Director	September 21, 2026
Nicholas J. Swenson

*Elizabeth E. McShane, by signing her name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to Powers of Attorney duly executed by such persons.

Date: September 21, 2026	By:	/s/ Elizabeth E. McShane
Elizabeth E. McShane
Attorney-in-Fact