Form 10-Q
period 2026-09-30
BLOOMIA HOLDINGS, INC.
filed 2026-11-12
CIK 875355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2026

or

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

Number of shares outstanding of Common Stock, $0.01 par value, as of November 9, 2026 was 4,830,965.

Bloomia Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bloomia Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

Values are rounded to the nearest thousand dollars and thousand shares

	September 30, 2026	June 30, 2026
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$731,000	$1,452,000
Accounts receivable - net of allowances for credit losses of $108,000 and $108,000, respectively	2,335,000	5,791,000
Inventories	16,545,000	5,331,000
Prepaid expenses and other current assets	1,701,000	5,330,000
Total current assets	21,312,000	17,904,000
Noncurrent assets
Property and equipment, net	9,637,000	10,087,000
Equity-method investment	194,000	192,000
Intangible assets, net	20,857,000	21,238,000
Operating lease right-of-use assets	32,257,000	32,699,000
Finance lease right-of-use assets	1,822,000	1,934,000
Long-term receivable	120,000	120,000
Other assets	—	257,000
Total noncurrent assets	64,887,000	66,527,000
Total assets	$86,199,000	$84,431,000
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$5,489,000	$2,709,000
Accrued compensation	535,000	479,000
Accrued expenses and other current liabilities	2,473,000	3,740,000
Current portion of operating lease liabilities	1,450,000	1,407,000
Current portion of finance lease liabilities	396,000	388,000
Current portion of debt	4,470,000	1,870,000
Total current liabilities	14,813,000	10,593,000
Long-term liabilities:
Operating lease liabilities, net of current portion	32,121,000	32,509,000
Finance lease liabilities, net of current portion	1,566,000	1,667,000
Long-term debt, net	20,453,000	18,807,000
Related party notes payable	1,055,000	1,025,000
Deferred tax liabilities, net	5,379,000	6,040,000
Total long-term liabilities	60,574,000	60,048,000
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value $0.01:
Authorized shares - 10,000,000 at September 30, 2026 and June 30, 2026
Issued and outstanding shares - 4,831,000 at September 30, 2026 and June 30, 2026	48,000	48,000
Additional paid-in capital	28,886,000	28,880,000
Accumulated other comprehensive income	416,000	472,000
Accumulated deficit	(18,486,000)	(16,088,000)
Total stockholders’ equity attributable to Bloomia Holdings, Inc.	10,864,000	13,312,000
Equity from noncontrolling interest	(52,000)	478,000
Total Stockholders’ equity	10,812,000	13,790,000
Total Liabilities and Stockholders’ equity	$86,199,000	$84,431,000

See accompanying notes to the condensed consolidated financial statements.

Bloomia Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Values are rounded to the nearest thousand dollars and thousand shares (Unaudited)

	Three Months Ended
	September 30,
	2026	2025
Revenue, net	$4,961,000	$5,153,000
Cost of goods sold	5,182,000	5,213,000
Gross loss	(221,000)	(60,000)
Sales, general and administrative expenses	2,886,000	2,983,000
Operating loss	(3,107,000)	(3,043,000)
Foreign currency transaction loss, net	167,000	253,000
Interest expense, net	515,000	822,000
Other income, net	(4,000)	(32,000)
Loss before income taxes	(3,785,000)	(4,086,000)
Income tax benefit	(870,000)	(721,000)
Net loss including noncontrolling interest	(2,915,000)	(3,365,000)
Less: Net loss attributable to noncontrolling interest	(517,000)	(511,000)
Net loss attributable to Bloomia Holdings, Inc.	(2,398,000)	(2,854,000)
Other comprehensive (loss) income (foreign currency translation)	(69,000)	33,000
Less: Comprehensive (loss) income attributable to noncontrolling interest	(13,000)	6,000
Comprehensive loss attributable to Bloomia Holdings, Inc.	$(2,454,000)	$(2,827,000)
Net loss per basic and diluted share attributable to Bloomia Holdings, Inc.:
Basic and diluted earnings per share	$(0.50)	$(1.61)
Weighted average shares used in calculation of net loss per share:
Basic and diluted	4,831,000	1,770,000

See accompanying notes to the condensed consolidated financial statements.

Bloomia Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Values are rounded to the nearest thousand dollars and thousand shares (Unaudited)

				Accumulated		Total Bloomia
			Additional	Other		Holdings		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
BALANCE JUNE 30, 2026 (Audited)	4,831,000	$48,000	$28,880,000	$472,000	$(16,088,000)	$13,312,000	$478,000	$13,790,000
Value of stock-based compensation	—	—	6,000	—	—	6,000	—	6,000
Net loss	—	—	—	—	(2,398,000)	(2,398,000)	(517,000)	(2,915,000)
Other comprehensive loss	—	—	—	(56,000)	—	(56,000)	(13,000)	(69,000)
BALANCE SEPTEMBER 30, 2026	4,831,000	$48,000	$28,886,000	$416,000	$(18,486,000)	$10,864,000	$(52,000)	$10,812,000

BALANCE JUNE 30, 2025 (Audited)	1,770,000	$17,000	$16,278,000	$750,000	$(4,908,000)	$12,137,000	$2,700,000	$14,837,000
Value of stock-based compensation	—	—	13,000	—	—	13,000	—	13,000
Net loss	—	—	—	—	(2,854,000)	(2,854,000)	(511,000)	(3,365,000)
Other comprehensive income	—	—	—	27,000	—	27,000	6,000	33,000
BALANCE SEPTEMBER 30, 2025	1,770,000	$17,000	$16,291,000	$777,000	$(7,762,000)	$9,323,000	$2,195,000	$11,518,000

See accompanying notes to the condensed consolidated financial statements.

Bloomia Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Values are rounded to the nearest thousand dollars (Unaudited)

Three Months Ended September 30,	2026	2025
Operating Activities
Net loss including noncontrolling interest	$(2,915,000)	$(3,365,000)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	949,000	874,000
Amortization of deferred financing costs	26,000	26,000
Stock-based compensation expense	6,000	13,000
Non-cash paid in-kind interest expense	112,000	465,000
Non-cash operating lease expense	97,000	116,000
Deferred income taxes	(661,000)	(594,000)
Equity method investment income	(3,000)	(24,000)
Changes in operating assets and liabilities	(2,310,000)	(7,438,000)
Net cash used in operating activities	(4,699,000)	(9,927,000)
Investing Activities
Purchases of property and equipment	(9,000)	(46,000)
Net cash used in investing activities	(9,000)	(46,000)
Financing Activities
Proceeds from revolving debt	10,000,000	8,575,000
Proceeds from related party note	—	4,000,000
Repayments of term loan	(450,000)	(450,000)
Repayments of related party note	—	(1,200,000)
Repayments of revolving debt	(5,361,000)	—
Repayments of long-term debt	(44,000)	(17,000)
Principal payments on finance lease liabilities	(95,000)	(23,000)
Net cash provided by financing activities	4,050,000	10,885,000
Effect of exchange rate changes on cash	(63,000)	22,000
Net (decrease) increase in cash and cash equivalents	(721,000)	934,000
Cash and cash equivalents, beginning of period	1,452,000	906,000
Cash and cash equivalents, end of period	$731,000	$1,840,000
Supplemental cash flow information
Cash paid for interest	$379,000	$319,000
Cash paid for income taxes, net of tax refunds	$2,000	$8,000
Non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	$—	$29,000

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

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of the Company include all wholly and majority owned subsidiaries of the Company. Entities for which the Company owns an interest, does not consolidate, but exercises significant influence, are accounted for under the equity method of accounting and are included in equity method investments within the unaudited condensed consolidated balance sheets. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X and do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company’s consolidated financial statements as of and for the year ended June 30, 2026 included in the Company’s Report on Form 10-K filed with the SEC on September 21, 2026 (the “Form 10-K”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.

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

Significant Accounting Policies. We use the same accounting policies in preparing quarterly and annual financial statements, as disclosed in the notes to financial statements included in the Form 10-K. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.

Fair Value. The carrying amounts of certain financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other financial working capital items approximate their fair values at September 30, 2026 and June 30, 2026 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled. The carrying amount of debt approximates fair value due to the debt’s variable market interest rate.

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

2. Revenue and related accounts.

Accounts Receivable, net. Accounts receivable are presented in the condensed consolidated balance sheets at their outstanding balances net of the allowance for credit losses. The allowance for credit losses was $108,000 at September 30, 2026 and June 30, 2026. Receivables are generally trade receivables due in one year or less or expected to be billed and collected within one year. The Company estimates credit losses on accounts receivable in accordance with ASC 326 Financial Instruments - Credit Losses. The Company measures the allowance for credit losses on trade receivables on a collective (pool) basis when similar risk characteristics exist. The estimate for allowance for credit losses is based on a historical loss rate for each pool. Management considers qualitative factors such as changes in economic factors, regulatory matters, and industry trends to determine if an allowance should be further adjusted. The provision for credit losses is included in selling, general, and administrative expenses on the condensed consolidated statements of operations.

Prepaid Expenses and Other Current Assets. The Company records a prepaid expense when it has paid for a good or service that it has not yet incurred. As of September 30, 2026 and June 30, 2026, the Company had paid $409,000 and $1,778,000, respectively, for bulbs to be received in fiscal year 2027. The balance in prepaid expenses and other current assets as of June 30, 2026 included $1,549,000 of tariff refunds that were collected in July 2026. There were no tariff refunds recorded as of September 30, 2026. Ex-force bulbs included in prepaid and other current assets were $248,000 and $679,000 as of September 30, 2026 and June 30, 2026, respectively, and there were zero and $257,000 ex-force bulbs included in other assets as of September 30, 2026 and June 30, 2026, respectively. When the ex-force bulbs were harvested, the yields and profitability were lower than expected, resulting in a $448,000 non-cash charge recorded to cost of goods sold in the three months ended September 30, 2026.

Revenue. The following table presents revenue disaggregated by customer type, as determined by the operational nature of their industry:

	Three Months Ended
	September 30,
	2026	2025
Supermarket	$4,733,000	$4,874,000
Wholesaler	228,000	259,000
Other	—	20,000
	$4,961,000	$5,153,000

During the three months ended September 30, 2026 and 2025, the Company had three customers that individually accounted for 10% or more of the total revenues. During the three months ended September 30, 2026, revenue from these three customers in the aggregate represented approximately 52% of total revenue. As of September 30, 2026, these three customers accounted for approximately 37% of accounts receivable, net. The loss of a major customer could adversely affect the Company’s operating results and financial condition.

Cost of Sales. Cost of sales consists primarily of costs to procure, sort, grow, pick, cool, and transport bulbs and stems. Additionally, cost of sales includes labor and facility costs related to production operations. Inventories are stated at the lower of cost, as determined on the first-in, first-out method, or net realizable value.

3. Inventories.

Inventories consisted of the following at:

	September 30, 2026	June 30, 2026
Finished goods	$190,000	$692,000
Work-in-process	2,202,000	1,545,000
Raw materials and packaging supplies	14,153,000	3,656,000
Total inventories	16,545,000	5,893,000
Less: provision for inventory	—	(562,000)
Inventories	$16,545,000	$5,331,000

4. Property and Equipment.

Property and equipment, net consisted of the following at:

	September 30, 2026	June 30, 2026
Machinery and equipment	$12,404,000	$12,404,000
Leasehold improvements	637,000	637,000
Bushes	503,000	503,000
Vehicles	411,000	411,000
Furniture and fixtures	203,000	203,000
Capitalized software	159,000	159,000
Property and equipment, gross	14,317,000	14,317,000
Less: accumulated depreciation	(4,680,000)	(4,230,000)
Property and equipment, net	$9,637,000	$10,087,000

The components of depreciation expense are as follows within our condensed consolidated statements of operations:

	Three Months Ended
	September 30,
	2026	2025
Depreciation in cost of goods sold	$436,000	$442,000
Depreciation in sales, general and administrative expenses	20,000	18,000
Total	$456,000	$460,000

5. Intangible Assets.

For each of the three months ended September 30, 2026 and 2025, amortization of intangible assets expensed to operations was $381,000. The weighted average remaining amortization period for intangible assets as of September 30, 2026 and June 30, 2026 is approximately 9.4 years and 9.6 years, respectively.

Intangible assets and related amortization are as follows:

			September 30, 2026		June 30, 2026
	Carrying	Useful Life	Accumulated	Net Carrying	Accumulated	Net Carrying
	Amount	(Years)	Amortization	Amount	Amortization	Amount
Tradename	$6,527,000	Indefinite	$—	$6,527,000	$—	$6,527,000
Customer relationships	18,300,000	12	3,970,000	14,330,000	3,589,000	14,711,000
	$24,827,000		$3,970,000	$20,857,000	$3,589,000	$21,238,000

Remaining estimated annual amortization expense is as follows for the fiscal years ended June 30:

Remainder of 2027	$1,144,000
2028	1,525,000
2029	1,525,000
2030	1,525,000
2031	1,525,000
Thereafter	7,086,000
Total	$14,330,000

6. Long-term debt, net.

The components of debt consisted of the following at:

	September 30, 2026	June 30, 2026
Amended Credit Agreement - term loan	$13,500,000	$13,950,000
Notes payable	2,670,000	2,670,000
Amended Credit Agreement - revolving credit facility	8,635,000	3,996,000
Paid in-kind interest (PIK)	134,000	51,000
Machinery financing loans	172,000	217,000
	$25,111,000	$20,884,000
Less: unamortized debt issuance costs	(175,000)	(194,000)
Total debt	$24,936,000	$20,690,000
PIK included in accrued expenses and other current liabilities	(13,000)	(13,000)
Less current maturities	(4,470,000)	(1,870,000)
Long-term debt, net of current maturities	$20,453,000	$18,807,000

Credit Facility

To finance the acquisition of Bloomia on February 20, 2024, the Company, as parent guarantor, Tulp 24.1 as borrower (“Borrower”) and each of Tulipa Acquisitie Holding B.V. (“Tulipa”), Bloomia B.V., and Fresh Tulips USA, LLC, as guarantors (collectively, the “Company Credit Parties”), entered into a Credit Agreement (the “Credit Agreement”) with Associated Bank, N.A. (“Lender”) for an $18,000,000 term loan and a $6,000,000 revolving credit facility. The Company pays term loan quarterly payments of $450,000. Pursuant to a Waiver and Third Amendment to Credit Agreement (the “Third Amendment”) entered into by the Company Credit Parties on September 16, 2026, the additional interest rate margin under the Amended Credit Agreement was increased from a range of 3.00% to 4.00% to a range of 3.00% to 5.00%, with Tulp 24.1’s senior cash flow leverage ratio for purposes of determining the additional interest rate margin now calculated based on Unadjusted EBITDA in lieu of EBITDA (with “Unadjusted EBITDA” for this purpose defined as the consolidated net income of Tulp 24.1 and its subsidiaries before deductions for income taxes paid in cash, interest expense, depreciation and amortization, in all cases calculated without duplication and in accordance with GAAP).

The Third Amendment also, among other things, (a) as described in greater detail below, adjusts the minimum fixed charge coverage ratio and maximum senior cash flow leverage ratio to levels the Company believes it can comply with for at least the next twelve months, (b) so long as no event of default has occurred and is continuing under the Amended Credit Agreement, temporarily increases the borrowing capacity under the revolving credit facility from $6,000,000 to $10,000,000 through May 31, 2027 (at which date, absent further amendment to the Amended Credit Agreement, the borrowing capacity under the revolving credit facility reverts back to $6,000,000), (c) temporarily amends the definition of eligible inventory to continue to include inventory in the Netherlands for the period from August 31, 2026 to May 31, 2027 (at which date, absent further amendment to the Amended Credit Agreement, inventory in the Netherlands will be excluded from the definition of eligible inventory), and (d) provides that, (i) if as of January 31, 2027, neither a Debt Refinance nor an Alternative Capital Raise has been consummated, a fee in the amount of $100,000 per month (the “Refinance Fee”) shall accrue for the account of the Lender, commencing on February 1, 2027 and continuing on the first day of each month thereafter, (ii) if a Debt Refinance has been consummated on or before May 31, 2027, all Refinance Fees accrued through such date shall be waived and shall not be payable, and (iii) if a Debt Refinance has not been consummated on or before May 31, 2027, then (x) if the total outstanding principal balance under the revolving credit facility as of May 31, 2027 exceeds $3,000,000, the aggregate Refinance Fees accrued through May 31, 2027, in the amount of $400,000, shall be due and payable in cash to the Lender on June 1, 2027, and (y) if the total outstanding principal balance under the revolving credit facility as of May 31, 2027 is equal to or less than $3,000,000, then fifty percent (50%) of the aggregate Refinance Fee accrued through May 31, 2027, in the amount of $200,000, shall be due and payable in cash to the Lender on June 1, 2027. For as long as the Debt Refinance remains unconsummated, an additional Refinance Fee in the amount of $100,000 shall be due and payable in cash to the Lender on July 1, 2027 and on the first day of each month thereafter until the Debt Refinance is consummated. For purposes of the foregoing, (a) ”Debt Refinance” means a refinancing of all outstanding obligations under the Amended Credit Agreement in cash in full, and (b) ”Alternative Capital Raise” means a capital raise from a mezzanine lender, group of mezzanine lenders, or other investors for gross proceeds of not less than $4,000,000. The Third Amendment further provides that all proceeds of any Alternative Capital Raise shall be applied solely in a manner approved by the Lender in its sole discretion. The Third Amendment also required a personal guarantee by three members of management for up to $4,000,000. The Company will pay management a total of $120,000 for the guarantee. The Company was in compliance with both debt covenants as of September 30, 2026 and based on the Company’s current financial projections, we believe the Company will be in compliance with all required covenants for at least the next twelve months.

As of September 30, 2026 and June 30, 2026, there were $385,000 of debt issuance costs related to the term loan, net of amortization of $210,000 and $194,000 respectively, which have been presented as a direct deduction from long-term debt in the accompanying condensed consolidated balance sheets. As of September 30, 2026 and June 30, 2026, there were $128,000 of deferred financing costs related to the revolving credit facility, net of amortization of $67,000 and $60,000, respectively, which have been presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

Seller Note

On February 22, 2024, in connection with the Company’s acquisition of Bloomia, the Company’s majority owned subsidiary Tulp 24.1 and Tulipa (the “Seller Note Borrowers”) entered into a Bridge Loan Agreement with the sellers of Bloomia (“Sellers”) in the amount of $12,750,000 (the “Seller Note”), which has a maturity date of March 24, 2029. On January 19, 2026 and on April 15, 2026, respectively, the Company and the Sellers entered into a First Amendment to Bridge Loan Agreement and Second Amendment to Bridge Loan Agreement (collectively, the “Seller Note Amendments”). The Seller Note Amendments allowed for a discounted prepayment.  The Company made a prepayment in 2026 resulting in an amended note balance of $2,670,000 as of September 30, 2026 and June 30, 2026, respectively. Payment amounts under the Bridge Loan Agreement are determined based on the excess cash flow of the Seller Note Borrowers. The Seller Note bears interest at 12% and increases by 2 percentage points every February. Interest on the Seller Note is payable “in kind” (“PIK”) and added to the aggregate principal amount on the applicable interest payment date. Accrued PIK interest on the seller note was $134,000 and $51,000 as of September 30, 2026 and June 30, 2026, respectively.

The Company incurred $336,000 of interest expense on the term loans and revolving credit facility in the three months ended September 30, 2026. The Company incurred $319,000 of interest expense on the term loans and revolving credit facility in the three months ended September 30, 2025. In addition, the Company incurred non-cash PIK interest of $83,000 on the Seller Note in the three months ended September 30, 2026 and $394,000 on the Seller Note in the three months ended September 30, 2025. Term loan, revolving credit facility and PIK interest are included in interest expense, net on the condensed consolidated statements of operations.

The combined aggregate maturities for the fiscal years ended June 30 are as follows:

Remainder of 2027	$4,476,000
2028	1,837,000
2029	18,728,000
2030	42,000
2031	28,000
$25,111,000

7. Related Party Notes Payable.

On April 13, 2026, the Company entered into an unsecured Promissory Note (the “2026 Note”) with Gary S. Kohler (“Kohler”), pursuant to which Kohler loaned the Company the principal amount of $1,000,000. Proceeds from the 2026 Note were used towards the initial payment of the discounted prepayment amount as described in Note 6 to these condensed consolidated financial statements. The principal amount of the 2026 Note bears interest at a fixed rate of 11.5% per annum, which increases to 14.5% if there is an event of default under the 2026 Note (with the 2026 Note containing customary events of default for a promissory note of this type). The 2026 Note is scheduled to mature on March 31, 2029, at which time all principal and accrued and unpaid interest is due and payable in full. The Company has the right to prepay the 2026 Note in whole or in part at any time without penalty. Amounts paid or prepaid under the 2026 Note may not be reborrowed by the Company. No closing or origination fees were paid in connection with the 2026 Note. Kohler is Chief Investment Officer and Portfolio Manager of BCCM Advisors, LLC, which beneficially owned approximately 10% of our outstanding common stock as of April 6, 2026. As of September 30, 2026 and June 30, 2026, the 2026 Note had accrued PIK interest of $55,000 and $25,000, respectively.

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

The weighted average remaining lease term and weighted average discount rate were as follows at:

	September 30, 2026	June 30, 2026
Weighted average remaining lease term (years)
Finance leases	4.6	4.9
Operating leases	12.0	12.2
Weighted average discount rate applied
Finance leases	8.0%	8.0%
Operating leases	8.2%	8.2%

The components of lease expense are as follows within our condensed consolidated statements of operations:

	Three Months Ended
	September 30,
	2026	2025
Operating lease expense:
Operating lease cost	$1,116,000	$1,068,000
Short-term and variable lease cost	19,000	83,000
Finance lease expense:
Finance lease cost - amortization	112,000	33,000
Finance lease cost - interest	40,000	10,000
Total lease expense	$1,287,000	$1,194,000

Supplemental cash flow information related to leases where the Company is the lessee is as follows:

	Three Months Ended
	September 30,
	2026	2025
Operating cash flows from operating leases	$1,019,000	$952,000
Operating cash flows from finance leases	40,000	10,000
Financing cash flows from finance leases	95,000	23,000
Leased assets obtained in exchange for operating lease liabilities	—	60,000
Leased assets obtained in exchange for finance lease liabilities	—	267,000

The maturities of the operating and finance lease liabilities for the fiscal years ended June 30 are as follows:

	Operating Leases	Finance Leases
Remainder of 2027	$3,093,000	$403,000
2028	4,175,000	538,000
2029	4,227,000	512,000
2030	4,299,000	478,000
2031	4,346,000	398,000
Thereafter	33,228,000	2,000
Total lease payments	53,368,000	2,331,000
Less discount to present value	(19,797,000)	(369,000)
Lease liability balance	$33,571,000	$1,962,000

9. Income Taxes.

Income tax benefit and the effective tax rates were as follows:

	Three Months Ended
	September 30,
	2026	2025
Income tax benefit	$(870,000)	$(721,000)
Effective income tax rate	23%	18%

For the three months ended September 30, 2026 and 2025, the rate differs from the federal statutory rate of 21% due to state taxes, foreign taxes, and other permanent items.

10. Net Loss per Share.

Basic net loss per share is computed by dividing net loss by the weighted average shares outstanding and excludes any dilutive effects of stock options and restricted stock units and awards. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period.

In determining diluted net loss per share, the Company considers whether the result of the incremental shares would be antidilutive. During the three months ended September 30, 2026 and 2025, the Company was in a net loss position and the result of the potentially dilutive securities was determined to be antidilutive, and therefore, no incremental shares are included in the per share calculations.

Weighted average common shares outstanding for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended
	September 30,
	2026	2025

Denominator for basic net loss per share - weighted average shares	4,831,000	1,770,000
Effect of dilutive securities:
Effect of dilutive equity awards	—	—
Denominator for diluted net loss per share - weighted average shares	4,831,000	1,770,000

11. Commitments and Contingencies.

Litigation. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of September 30, 2026, the Company was not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity.

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

Between January 2026 and June 2026, the Company entered into foreign currency contracts to purchase €4,000,000 for $4,745,000 between September 1, 2026 and September 30, 2026. The purpose of these contracts is to manage exposure to changes in the Euro exchange rate on forecasted bulb purchases and import stem purchases denominated in Euro. During the period ended September 30, 2026, all foreign currency contracts were settled, which resulted in a gain of $45,000 recognized in foreign currency transaction loss, net, in the consolidated statements of operations. As of September 30, 2026, the Company did not have an outstanding liability or asset related to foreign currency contracts on the consolidated balance sheets.

Other than the obligations previously outlined, the Company has not had any material service or supply agreements that obligate the Company to make payments to vendors for an extended period of time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere, including Part II, Item 1A, in this Quarterly Report on Form 10-Q and the “Risk Factors” described in Part I, Item 1A, of our Annual Report on Form 10-K for the period ended June 30, 2026, our Current Reports on Form 8-K and our other SEC filings.

Company Overview

The Company is a specialty agricultural company focused on making and managing its agricultural investments in the United States and internationally.

On February 22, 2024, the Company acquired majority ownership in Bloomia, which produces and sells fresh-cut tulips.

Bloomia was founded in the Netherlands and has grown to become a leader in the fresh cut tulip industry in the U.S. Bloomia nurtures over 90 million tulip stems annually. Bloomia operates from three strategically positioned locations in the United States, the Netherlands, and South Africa, and also has a 30% interest in a greenhouse tulip business in Chile.

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

The tulip sales business tends to be seasonal with spring being the strongest sales season in the U.S. Accounts receivable and inventory balances are at their lowest levels in the summer following the strong spring sales season. Inventory balances peak prior to the spring season.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations as a percentage of total revenue, net.

	Three Months Ended
	September 30,
	2026	2025

Revenue, net	$4,961,000	$5,153,000
Cost of goods sold	5,182,000	5,213,000
Gross loss	(221,000)	(60,000)
Gross loss as a percent of revenue	(4.5)%	(1.2)%
Sales, general and administrative expenses	2,886,000	2,983,000
Operating loss	(3,107,000)	(3,043,000)
Operating loss as a percent of revenue	(62.6)%	(59.1)%
Foreign currency transaction loss, net	167,000	253,000
Interest expense, net	515,000	822,000
Other income, net	(4,000)	(32,000)
Loss before income taxes	(3,785,000)	(4,086,000)
Income tax benefit	(870,000)	(721,000)
Net loss including noncontrolling interest	(2,915,000)	(3,365,000)
Less: Net loss attributable to noncontrolling interest	(517,000)	(511,000)
Net loss attributable to Bloomia Holdings, Inc.	$(2,398,000)	$(2,854,000)

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenue, Net. Revenue, net for the three months ended September 30, 2026 and 2025 was $4,961,000 and $5,153,000, respectively. The decrease is due to lower stem sales due to excess waste, partially offset by an increase in prices.

Gross Margin. Gross loss for the three months ended September 30, 2026 was $221,000, or (4.5)% as a percentage of revenue, compared to gross loss of $60,000, or (1.2)% as a percentage of revenue, for the three months ended September 30, 2025. The Company sold approximately 11% less stems in the current fiscal year resulting in a decrease in margin. Additionally, the Company recorded a one-time non-cash write-off of $448,000 related to ex-force bulbs that were harvested for less value than expected.

Sales, General and Administrative. Sales, general and administrative expenses for the three months ended September 30, 2026 were $2,886,000 compared to $2,983,000 for the three months ended September 30, 2025. The decrease is primarily due to the Company’s efforts to control costs.

Interest Expense, net. Interest expense for the three months ended September 30, 2026 and 2025 was $515,000 and $822,000, respectively. The decrease is due to the reduction in the Seller note balance as a result of the discounted prepayment in the fourth quarter of fiscal year 2026.

Income Taxes. For the three months ended September 30, 2026 and 2025, the Company’s effective income tax rate was 23.0% and 17.6%, respectively. See Note 9 in the condensed consolidated financial statements.

Net Loss Attributable to Noncontrolling Interest. The 18.6% noncontrolling interest in Tulp 24.1’s loss was $517,000 for the three months ended September 30, 2026 compared to a loss of $511,000 for the three months ended September 30, 2025. The increased loss is primarily due to an increased net loss from Tulp 24.1’s continuing operations in both periods.

Non-GAAP Financial Measures

This report includes EBITDA which is a “non-GAAP financial measure.” The Company’s EBITDA is defined as net loss before interest expense, provision for income taxes, and depreciation and amortization expense.

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

Included below is a reconciliation of EBITDA to net loss, the most directly comparable GAAP measure.

	Three Months Ended
	September 30,
	2026	2025
Net loss	$(2,915,000)	$(3,365,000)
Interest expense, net	515,000	822,000
Income tax benefit	(870,000)	(721,000)
Depreciation and amortization	949,000	874,000
EBITDA	$(2,321,000)	$(2,390,000)

Liquidity and Capital Resources

The Company has financed its operations with proceeds from sales of its tulips and credit draws. The Company’s liquidity varies during the year. The majority of cash is collected in the first half of the calendar year, and the majority of payments, primarily to purchase tulip bulbs, occur in the second half of the calendar year. At September 30, 2026, the Company’s working capital (defined as current assets less current liabilities) was $6,499,000 compared to $7,311,000 at June 30, 2026. The decrease is due to $2,635,000 of revolver financing being classified as current as of September 30, 2026, as it is due by May 31, 2027. The Company drew approximately $8,000,000 on the revolver to pay for approximately $12,000,000 worth of Dutch tulip bulbs received since June 30, 2026. The remaining payments will be made in the next two quarters. These bulbs will be grown into stems and sold in 2027. Accounts receivable decreased from June 30, 2026 to September 30, 2026 as sales are highest in the spring resulting in higher accounts receivables. The first half of the fiscal year has lower sales and lower cash collections than the second half of the fiscal year.

Operating Activities. Net cash used in operating activities during the three months ended September 30, 2026 was $4,699,000 compared to cash use of $9,927,000 in the three months ended September 30, 2025. The Company purchased the majority of its bulbs from growers in the Netherlands in the period, which were priced in Euro. The price of bulbs decreased year over year resulting in less cash used.

Investing Activities. Net cash used in investing activities during the three months ended September 30, 2026 was $9,000 compared to cash used of $46,000 in the three months ended September 30, 2025. Capital expenditures were primarily related to spare parts in fiscal year 2027.

Financing Activities. Net cash provided by financing activities during the three months ended September 30, 2026 was $4,050,000. The Company drew a net $4,639,000 on its revolving line of credit, increasing the outstanding revolving credit facility balance to $8,635,000, primarily to purchase tulip bulbs in the three months ended September 30, 2026 and to fund the $450,000 term loan principal payment. In the three months ended September 30, 2025, the Company drew $8,575,000 on its revolver and borrowed $4,000,000 from related party notes to fund bulb purchases and pay the principal on the term loan. The decrease reflects the lower average cost per bulb and timing of payments.

Credit Facility

On February 20, 2024, the Company, as parent guarantor, Tulp 24.1 as the borrower (the “Borrower”) and each of Tulipa, Bloomia B.V., and Fresh Tulips USA, LLC, as guarantors (collectively, the “Company Credit Parties”), entered into a Credit Agreement (the “Credit Agreement” and, as subsequently amended, the “Amended Credit Agreement”) with Associated Bank, N.A. (“Lender”) for a $18,000,000 term loan and a $6,000,000 revolving credit facility. On October 15, 2024, the Company Credit Parties entered into a First Amendment to Credit Agreement which, among other things, temporarily increased the borrowing capacity under the revolving credit facility to $8,000,000 until March 31, 2025. On September 15, 2025, the Company Credit Parties, entered into a Second Amendment to Credit Agreement, pursuant to which, among other things, the borrowing capacity under the revolving credit facility was temporarily increased from $6,000,000 to $10,000,000 and the definition of eligible inventory continued to include inventory in the Netherlands, in each case until April 30, 2026. The revolving credit facility may be used by Tulp 24.1 for general business purposes and working capital, subject to availability under a borrowing base consisting of 80% of eligible accounts receivable and generally 50% of eligible inventory. Borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to SOFR for an interest period selected by the Company plus an applicable margin based on Tulp 24.1’s senior cash flow leverage ratio. In addition to paying interest on the outstanding principal under the Amended Credit Agreement, Tulp 24.1 is required to pay a commitment fee of 0.50% on the unutilized commitments under the revolving credit facility.

Pursuant to a Waiver and Third Amendment to Credit Agreement (“Third Amendment”) entered into by the Company Credit Parties on September 16, 2026, the additional interest rate margin under the Amended Credit Agreement was increased from a range of 3.00% to 4.00% to a range of 3.00% to 5.00%, with Tulp 24.1’s senior cash flow leverage ratio for purposes of determining the additional interest rate margin now calculated based on Unadjusted EBITDA in lieu of EBITDA (with “Unadjusted EBITDA” for this purpose defined as the consolidated net income of Tulp 24.1 and its subsidiaries before deductions for income taxes paid in cash, interest expense, depreciation and amortization, in all cases calculated without duplication and in accordance with GAAP). The Third amendment also, among other things, (a) as described in greater detail below, adjusts the minimum fixed charge coverage ratio and maximum senior cash flow leverage ratio to levels the Company believes it can comply with for at least the next twelve months, (b) so long as no event of default has occurred and is continuing under the Amended Credit Agreement, temporarily increases the borrowing capacity under the revolving credit facility from $6,000,000 to $10,000,000 through May 31, 2027 (at which date, absent further amendment to the Amended Credit Agreement, the borrowing capacity under the revolving credit facility reverts back to $6,000,000), (c) temporarily amends the definition of eligible inventory to continue to include inventory in the Netherlands for the period from August 31, 2026 to May 31, 2027 (at which date, absent further amendment to the Amended Credit Agreement, inventory in the Netherlands will be excluded from the definition of eligible inventory), and (d) provides that, (i) if as of January 31, 2027, neither a Debt Refinance nor an Alternative Capital Raise has been consummated, a fee in the amount of $100,000 per month (the “Refinance Fee”) shall accrue for the account of the Lender, commencing on February 1, 2027 and continuing on the first day of each month thereafter, (ii) if a Debt Refinance has been consummated on or before May 31, 2027, all Refinance Fees accrued through such date shall be waived and shall not be payable, and (iii) if a Debt Refinance has not been consummated on or before May 31, 2027, then (x) if the total outstanding principal balance under the revolving credit facility as of May 31, 2027 exceeds $3,000,000, the aggregate Refinance Fees accrued through May 31, 2027, in the amount of $400,000, shall be due and payable in cash to the Lender on June 1, 2027, and (y) if the total outstanding principal balance under the revolving credit facility as of May 31, 2027 is equal to or less than $3,000,000, then fifty percent (50%) of the aggregate Refinance Fee accrued through May 31, 2027, in the amount of $200,000, shall be due and payable in cash to the Lender on June 1, 2027. For as long as the Debt Refinance remains unconsummated, an additional Refinance Fee in the amount of $100,000 shall be due and payable in cash to the Lender on July 1, 2027 and on the first day of each month thereafter until the Debt Refinance is consummated. For purposes of the foregoing, (a) “Debt Refinance” means a refinancing of all outstanding obligations under the Amended Credit

Agreement in cash in full, and (b) “Alternative Capital Raise” means a capital raise from a mezzanine lender, group of mezzanine lenders, or other investors for gross proceeds of not less than $4,000,000. The Third Amendment further provides that all proceeds of any Alternative Capital Raise shall be applied solely in a manner approved by the Lender in its sole discretion.

The obligations under the Amended Credit Agreement are secured by substantially all of the personal property of Tulp 24.1 and its subsidiaries. The Company has also provided an unsecured guaranty of the obligations of Tulp 24.1 under the Amended Credit Agreement. Pursuant to the Third Amendment, the Amended Credit Agreement requires Tulp 24.1 and its subsidiaries to maintain (a) a minimum fixed charge coverage ratio of not less than (i) 1.00 to 1.00 as of the last day of the fiscal quarters ending September 30, 2026, December 31, 2026, and March 31, 2027, (ii) 1.10 to 1.00 as of the last day of the fiscal quarter ending June 30, 2027, and (iii) 1.25 to 1.00 as of the last day of the fiscal quarter ending September 30, 2027 and the last day of each fiscal quarter thereafter through the maturity date of the Amended Credit Agreement, and (b) a maximum senior cash flow leverage ratio of not greater than (i) 6.25 to 1.00 as of the last day of the fiscal quarter ending September 30, 2026, (ii) 6.75 to 1.00 as of the last day of the fiscal quarter ending December 31, 2026, (iii) 6.25 to 1.00 as of the last day of the fiscal quarter ending March 31, 2027, (iv) 3.50 to 1.00 as of the last day of the fiscal quarter ending June 30, 2027, and (v) 3.00 to 1.00 as of the last day of the fiscal quarter ending September 30, 2027 and the last day of each fiscal quarter thereafter through the maturity date of the Amended Credit Agreement. The Company was not in compliance with its financial covenants under the Amended Credit Agreement on December 31, 2025, March 31, 2026, and June 30, 2026, but received waivers from the Lender for each of these covenant breaches (including pursuant to waivers granted in the Third Amendment). The Amended Credit Agreement contains other customary affirmative and negative covenants, including covenants that restrict the ability of Tulp 24.1 and its subsidiaries to incur additional indebtedness, dispose of significant assets, make distributions or pay dividends, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions or grant liens on its assets, subject to certain limitations. The Amended Credit Agreement also contains customary events of default, the occurrence of which would permit the Lenders to terminate its commitments and accelerate loans under the Amended Credit Agreement, including failure to make payments under the credit facility, failure to comply with covenants in the Amended Credit Agreement and other loan documents, cross default to other material indebtedness of Tulp 24.1 or any of its subsidiaries, failure of Tulp 24.1 or any of its subsidiaries to pay or discharge material judgments, bankruptcy of Tulp 24.1 or any of its subsidiaries, and a change of control of the Company or Tulp 24.1. The term loan under the Amended Credit Agreement is scheduled to be repaid in quarterly installments of $450,000 that commenced on June 30, 2024, with a scheduled maturity date of February 20, 2029. The term loan is subject to additional principal payments under the 50% of excess cash flow provision (waived if total net cash flow leverage is less than 2.0x as of its fiscal year-end). The scheduled maturity date of the revolving credit facility is February 20, 2029.

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

Management has evaluated the Company's liquidity position, including expected future cash flows from operations, available borrowing capacity under the Amended Credit Agreement, and the impact of the covenant relief and debt amendments described above. The Company expects that cash from operations combined with funds available under the Amended Credit Agreement will provide sufficient credit availability to support its ongoing operations, fund its new debt service requirements, capital expenditures and working capital for at least the next 12 months. However, if actual operating results are less favorable than currently projected, the Company may be required to pursue additional financing arrangements, obtain further amendments or waivers under its debt agreements, or implement additional liquidity-preserving measures.

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

Critical Accounting Estimates

A discussion of our critical accounting estimates is contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. There have been no changes to our critical accounting estimates from those disclosed on our Form 10-K for the annual period ended June 30, 2026.

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

Factors that could cause our estimates and assumptions as to future performance, and our actual results, to differ materially include the following: (1) our ability to integrate and continue to successfully operate the Bloomia business, (2) our ability to compete, (3) concentration of Bloomia’s historical revenue among a small number of customers, (4) changes in interest rates, (5) ability to comply with the requirements of the Amended Credit Agreement and operate within its restrictions, (6) economic and market conditions that may restrict or delay appropriate or desirable opportunities, (7) our ability to develop and maintain necessary processes and controls relating to our businesses, (8) reliance on one or a small number of employees, (9) potential adverse classifications of the Company if we are unsuccessful in executing our business plans, (10) other economic, international, business, market, financial, competitive and/or regulatory factors affecting the Company’s businesses generally, (11) our ability to attract and retain highly qualified managerial, operational and sales personnel, and (12) the availability of additional capital on desirable terms, if at all. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in this report and additional risks identified in our Annual Report on Form 10-K, this and subsequent Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K filed with the SEC. Such forward-looking statements should be read in conjunction with the Company’s filings with the SEC. The Company assumes no responsibility to update the forward- looking statements contained in this report or the reasons why actual results would differ from those anticipated in any such forward-looking statement, other than as required by law.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On August 28, 2023, we announced that our Board of Directors had approved a stock repurchase authorization providing for the repurchase of up to 400,000 shares of the Company’s common stock. We may purchase shares of our common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Open market repurchases may be effected pursuant to Rule 10b5-1 trading plans. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock or to acquire shares on any particular timetable and may be suspended or discontinued at any time at the Company’s discretion. There was no repurchase activity for the three months ended September 30, 2026. As of September 30, 2026, 315,792 shares remained available for repurchase under the existing authorization.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following materials from Bloomia Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to Condensed Consolidated Financial Statements; and (vi) the information set forth in Part II, Item 5.

Filed Electronically

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the inline XBRL document)	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOOMIA HOLDINGS, INC.
(Registrant)

Dated: November 12, 2026	/s/ Elizabeth E. McShane
Elizabeth E. McShane
Chief Financial Officer
(on behalf of registrant and as principal financial and accounting officer)